Form 10-K
period 2013-12-31
Santander Consumer USA Holdings Inc.
filed 2014-03-06
CIK 1580608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36270

SANTANDER CONSUMER USA HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0414408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8585 North Stemmons Freeway Suite 1100-N

Dallas, Texas 75247

(214) 634-1110

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s Common Stock and, therefore, the Registrant cannot calculate the aggregate market value of its Common Stock held by non-affiliates as of such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014
Common Stock ($0.01 par value)	348,710,767 shares

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•	adverse economic conditions in the United States and worldwide may negatively impact our results;

•	our business could suffer if our access to funding is reduced;

•	we face significant risks implementing our growth strategy, some of which are outside our control;

•	our agreement with Chrysler Group LLC (“Chrysler”) may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement;

•	our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;

•	our financial condition, liquidity, and results of operations depend on the credit performance of our loans;

•	loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business;

•	future changes in our relationship with Banco Santander, S.A. (“Santander”) could adversely affect our operations; and

•	we operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, we caution not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1.	BUSINESS

General

Santander Consumer USA Holdings Inc., a Delaware corporation (“SCUSA Delaware” or, together with its subsidiaries, “SCUSA” or “the Company”), is the holding company for Santander Consumer USA Inc., an Illinois corporation (“SCUSA Illinois”), and its subsidiaries, a technology-driven specialized consumer finance company focused on vehicle finance and unsecured consumer lending products. The Company’s primary business is the indirect origination of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of used and new automobiles and light-duty trucks to retail consumers. In conjunction with a ten-year private label financing agreement with Chrysler Group (the “Chrysler Agreement”) that became effective May 1, 2013, the Company offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, in 2013 the Company began originating and acquiring unsecured consumer loans.

The Company is currently owned approximately 60.5% by Santander Holdings USA, Inc. (“SHUSA”), a subsidiary of Banco Santander, S.A. (“Santander”), approximately 4.1% by Sponsor Auto Finance Holdings Series LP (“Auto Finance Holdings”), approximately 9.9% by DDFS LLC, an entity affiliated with the Company’s Chief Executive Officer (“CEO”), approximately 25.3% by public shareholders, and approximately 0.2% by other holders, primarily members of senior management.

Reorganization

In July 2013, SCUSA Illinois formed SCUSA Delaware and SCUSA Merger Sub Inc., an Illinois corporation and a wholly owned subsidiary of SCUSA Delaware (“SCUSA Merger Sub”). On January 16, 2014, pursuant to an Agreement and Plan of Merger by and among SCUSA Illinois, SCUSA Delaware and SCUSA Merger Sub, SCUSA Merger Sub merged with and into SCUSA Illinois, with SCUSA Illinois surviving the merger as a wholly owned subsidiary of SCUSA Delaware, the registrant. In the merger, all of the outstanding shares of common stock of SCUSA Illinois were exchanged for shares of SCUSA Delaware common stock on a 2.6665 for 1.00 basis. We refer to these transactions as the “Reorganization.” The Reorganization has not resulted in any change of the business, management, jobs, fiscal year, assets, liabilities, or location of the principal facilities of SCUSA Illinois.

Our Markets

The consumer finance industry in the United States has approximately $2.6 trillion of outstanding borrowings and includes vehicle loans and leases, credit cards, home equity lines of credit, private student loans, and personal loans. As economic conditions have recovered from the 2008 and 2009 downturn, there has been a significant demand for consumer financing, particularly finance vehicle sales.

Our primary focus is the vehicle finance segment of the U.S. consumer finance industry. Vehicle finance includes loans and leases taken out by consumers to fund the purchase of new and used automobiles, as well as motorcycles, RVs, and watercraft. Within the vehicle finance segment, we maintain a strong presence in the auto finance market. The auto finance market features a fungible product resulting in an efficient pricing market, but it is highly fragmented, with no individual lender accounting for more than 10% of market share. As of December 31, 2013, there were approximately $863 billion of auto loans outstanding.

Through the recent economic downturn, auto loans generally were not as adversely impacted as most other consumer lending products. This performance was largely attributable to several factors, including: (i) the importance that automobiles serve in consumers’ everyday lives; (ii) the ability to locate, repossess and sell a vehicle to mitigate losses on defaulted loans; and (iii) the robustness of the used car market and residual values. This latter factor is subject to fluctuations in the supply and demand of automobiles. The primary metric used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index, a measure of wholesale used car prices adjusted by their mileage or vintage. As of December 31, 2013, used car financing represented 72% of our outstanding retail installment contracts of which 88% consisted of nonprime auto loans. The Manheim Used Vehicle Index has recently been well above historical norms and during the recent economic downturn rebounded in nine months while the broader economy took several years to rebound. This strength in the used car market reflects the importance of cars to U.S. consumers.

Historically, used car financing has made up a majority of our business. Used automobiles accounted for 74% of total automobiles sold in the United States in 2012. In 2013, through the third quarter, approximately 53% of used car purchases were financed. Most loans in the used auto finance space are extended to nonprime consumers, who comprise a significant portion of the U.S. population. Of the approximately 200 million Americans with a credit history, 34% have FICO® scores below 650. Although nonprime auto loans typically produce higher losses than prime loans, our data-driven approach, extensive experience, and adaptive platform have enabled us to accurately project cash flows and effectively price loans for their inherent risk.

Through our Chrysler Capital brand, we are increasing our focus on the new auto finance space by providing financing for the acquisition of new Chrysler cars. The new auto market continues to recover from the recent economic downturn. There were 15.5 million new cars sold in 2013, which was an increase of 49% over the number of new cars sold in 2009. In 2013, through the third quarter, approximately 84% of total new auto sales were financed. Future growth of new auto sales in the United States, and the parallel growth of consumer loans and leases to finance those sales, are driven by improving economic conditions, new automobile product offerings, and the need to replace aging automobiles. During 2013, the average age of U.S. autos reached an all-time high of 11.4 years. Chrysler Capital loan and lease growth will be driven by the volume of new Chrysler cars sold in the United States.

We are a leading originator of nonprime auto loans. National and regional banks have historically been the largest originators of used and nonprime vehicle loans and leases due to their broad geographic footprint and wide array of vehicle finance products. We primarily compete against national and regional banks, as well as automobile manufacturers’ captive finance businesses, to originate loans and leases to finance consumers’ purchases of new and used cars.

The unsecured consumer lending market, including credit cards, private student loans, point-of-sale financing, and personal loans, represents a significant expansion opportunity for us within the U.S. consumer finance industry. From a recent high in 2008, the U.S. consumer has steadily faced declining access to traditional sources of consumer credit. This decline is evidenced by the reduction of outstanding consumer credit card limits by approximately $795 billion and of home equity lines of credit by approximately $379 billion since 2008. During the recent economic downturn, traditional lenders were forced to tighten credit and, in some cases, exit the market altogether, leaving a large market opportunity with significant growth potential. Additionally, consumer loan demand is recovering and, on average, most domestic bank lenders have reported stronger demand for consumer loans since April 2011. Imbalances in supply and demand have created a significant opportunity for companies like us who have national scale, financial strength, stability of management, strong credit and underwriting processes, and an appetite for identifying incremental lending opportunities.

In both the vehicle finance and unsecured consumer lending markets, we generate originations indirectly and directly. The indirect model requires relationships with third parties who are generally active in the market, are looking for an additional source of financing for their customers, and agree to direct certain customers to SCUSA. The direct model requires an internally-managed platform through which consumers are able to make requests for credit directly to SCUSA. While we have historically focused on the indirect model, we are growing our direct presence in the vehicle finance market through our RoadLoans.com platform and we are currently building out our unsecured consumer lending platform. Additionally, we continue to develop new relationships with third parties to further broaden our origination channels within these markets.

Our Business Strategy

Our primary goal is to create stockholder value by leveraging our systems, data, liquidity, and management. Our growth strategy is to increase market penetration in the consumer finance industry while deploying our capital and funding efficiently.

Expand Our Vehicle Finance Franchise

Organic Growth in Indirect Auto Finance. We have a deep knowledge of consumer behavior across the full credit spectrum and are a key player in the U.S. vehicle finance market. We have the ability to continue to increase our market penetration in the vehicle finance market, subject to attractive market conditions, via the number and depth of our relationships. We plan to achieve this in part through rolling out alliance programs with national vehicle dealer groups and financial institutions, including banks, credit unions, and other lenders, in both the prime and nonprime vehicle finance markets. Our technology-based platform enables us to integrate seamlessly with other originators and thereby benefit from their channels and brands. Additionally, we are evaluating new indirect auto finance opportunities across both North and South America.

Strategic Alliances with original equipment manufacturers(“OEMs”). We plan to expand our existing OEM relationships and develop future relationships with other OEMs to drive incremental origination volume. The loans and leases originated through Chrysler Capital should provide us with the majority of our near-term expected growth. In addition, the experience gained in lease and dealer financing can be applied to improve origination volume through the rest of our dealer base. Our relationship with Chrysler has accelerated our transformation into a full-service vehicle finance company that provides financial products and services to consumers and automotive dealers. In addition to the Chrysler Agreement, we have a pilot program with another OEM, pursuant to which we serve as a preferred finance provider for dealers in certain geographic markets, and have executed a letter of intent to serve as preferred finance provider for a third OEM.

Growth in Direct-to-Consumer Exposure. We are working to further diversify our vehicle finance product offerings by expanding our web-based, direct-to-consumer offerings. We are seeking to engage the consumer at the early stages of the car buying experience. Our RoadLoans.com program is a preferred finance resource for many major vehicle shopping websites, including Cars.com, AutoTrader.com, Kelley Blue Book, and eBay Motors, each of which have links on their websites promoting our RoadLoans.com website for financing. We will continue to focus on securing relationships with additional vehicle-related websites. We anticipate that the next generation of our web-based direct-to-consumer offerings will include additional strategic relationships, an enhanced online experience, and additional products and services to assist with all stages of the vehicle ownership life cycle, including research, financing, buying, servicing, selling, and refinancing.

Expansion of Fee-Based Income Opportunities. We seek out opportunities to leverage our technologically sophisticated and highly adaptable servicing platform for both prime and nonprime loans, as well as other vehicle finance (including RV and marine) and unsecured consumer lending products. We collect fees to service loan portfolios for third parties, and we handle both secured and unsecured loan products across the full credit spectrum. Loans and leases sold to or sourced to banks through flow agreements (including our flow agreements with Bank of America and Santander Bank N.A. (“SBNA,” formerly Sovereign Bank)) and off-balance sheet securitizations also provide additional opportunities to service large vehicle loan and lease pools. Additionally, we are exploring the possibility of expanding our loan servicing activities in North and South America by leveraging our existing relationships with Chrysler, as well as Santander and other banks in these regions. We believe our loan servicing business is scalable and provides an attractive return on equity, and we intend to continue to develop new third-party relationships to increase its size. In 2013, we added over $3.0 billion of assets to our portfolio of assets serviced for others.

Continue to Grow Our Unsecured Consumer Lending Platform

We are further diversifying our business through our strategic relationships in the unsecured consumer lending space, which includes point-of-sale financing, personal loans, and private label credit cards. Unsecured consumer lending is a rapidly growing segment of the consumer finance market in the United States, and we expect that financing in the unsecured consumer loan space will significantly contribute to our growth. We originated our first unsecured consumer loans in March 2013 and by December 31, 2013 had originated over $1.1 billion in these loans. Our ability to offer these products is derived from our deep knowledge of consumer behavior across the full credit spectrum, our scalable technology platform and Santander’s expertise in the unsecured consumer lending industry. One of our principal strategic consumer finance relationships is with Bluestem, which owns the Fingerhut®, Gettington.com™ and PayCheck Direct® brands. Bluestem’s customers rely on Bluestem proprietary credit products at the point of sale to make purchases. Through our agreement with Bluestem, we have the option to purchase certain loans through April 2020. Additionally, we have a strategic relationship with LendingClub, pursuant to which we invest in or purchase personal loans and have the right to purchase nonprime loans as well, and have recently begun originating private label revolving lines of credit through our relationship with another point-of-sale lending technology company. We also have a pipeline of private label credit card initiatives we expect to pursue. We believe these relationships and initiatives provide us with a strong entry point into the unsecured consumer lending space.

Our Products and Services

We offer vehicle-related financing products and services and, beginning in the first quarter of 2013, unsecured consumer financing.

Vehicle Finance

Our vehicle finance products and services include loans and leases to consumers and dealer loans.

Consumer Vehicle Loans

Our primary business is to indirectly originate vehicle loans through automotive dealerships throughout the United States. We currently do business with over 14,000 dealers, over 95% of whom are manufacturer-affiliated and the remainder of whom are selected large and reputable independent dealers. We use our risk-adjusted methodology to determine the price we pay the automotive dealer for the loan, which may be above or below the principal amount of the loan depending on characteristics such as the contractual APR, the borrower’s credit profile and the tenor of the loan. The consumer is obligated to make payments in an amount equal to the principal amount of the loan plus interest at the APR negotiated with the dealer. In addition, the consumer is also responsible for charges related to past-due payments. Dealers typically retain some portion of the finance charge as income. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through loans, we hold a perfected security interest in those vehicles. Loans with below-market APRs are frequently offered through manufacturer incentive programs. The manufacturer will compensate the originator of these loans for the amount of the financing rate that is below market. These payments are called rate subvention. We are entitled to receive rate subvention payments as Chrysler’s preferred provider through the Chrysler Agreement.

Since 2008, we also have directly originated loans through our branded online RoadLoans.com platform, and we also periodically acquire large portfolios of loans. The loans acquired in bulk acquisitions have primarily been collateralized by automobiles. However, a small amount of such loans have been collateralized by marine and RVs. We generate revenue on these loans through finance charges.

Vehicle Leases

We acquire leases primarily from Chrysler-affiliated automotive dealers and, as a result, become the titleholder for the leased car. The acquisition cost for these leases is based on the underlying value of the vehicle, the contractual lease payments and the residual value, which is the expected value of the vehicle at the time of the lease termination. We use projected residual values that are estimated by third parties, such as ALG. The residual value we use to determine lease payments, or the contractual residual value, may be upwardly adjusted as part of marketing incentives provided by the manufacturer of the vehicle. When a contractual residual value is written up, the lease payments we offer may become more attractive to consumers. The marketing incentive payment that manufacturers pay is equal to the expected difference between the projected ALG residual value and the contractual residual value. This residual support payment is a form of subvention. We are a preferred provider of subvented leases through Chrysler Capital. The consumer, or lessee, is responsible for the contractual lease payments and any excessive mileage or wear and tear on the car that results in a lower residual value of the car at the time of the lease’s termination. In addition, the consumer is also generally responsible for charges related to past due payments. Our leases are primarily closed-ended, meaning the consumer does not bear the residual risk.

We generate revenue on leases through monthly lease payments and fees, and, depending on the market value of the off-lease vehicle, we may recognize a gain or loss upon remarketing. Our agreement with Chrysler permits us to share any residual losses over a threshold, determined on an individual lease basis, with Chrysler.

Dealer Loans

We provide dealer floorplan loans to certain automotive dealers, primarily Chrysler-franchised dealerships, so that they can acquire new and used vehicles for their inventory. We provide these loans in our sole discretion and in accordance with our credit policies, generally advancing up to 100% of the vehicle’s wholesale invoice price for a new vehicle, up to 100% of the price of a used vehicle purchased at an authorized auction, and up to 90% for any other used vehicle. Each dealer loan is secured by all of the dealer’s existing vehicle inventory and is generally secured by dealership assets and/or personal guarantees by the dealership’s owner. Repayment of the advance related to each vehicle in inventory is required within seven days of the date the vehicle is sold or leased. A full or partial repayment also may be required if the vehicle in inventory remains unsold. The interest charged on such loans is based on our internal risk rating for the dealer and is payable monthly.

In addition, we may periodically provide certain automotive dealers, primarily Chrysler-franchised dealerships, with real estate loans and working capital revolving lines of credit. Generally a dealer must have a floorplan loan with us in order to be eligible for real estate loans and working capital revolving lines of credit from us.

As of December 31, 2013, substantially all of the dealer loans originated under Chrysler Capital were held by our affiliate, SBNA, under terms of a flow agreement entered into in June 2013 or sale agreements entered into in August and November 2013.

Servicing for Others

We service a portfolio of vehicle loans originated or otherwise independently acquired by SBNA, as well as the dealer loans SBNA purchased from us and originated under a flow agreement. We also service loans sold through our flow agreement with Bank of America and through our Chrysler Capital off-balance sheet securitizations, as well as several smaller loan portfolios for various third-party institutions. Beginning in 2014, we also service vehicle leases originated by SBNA under terms of a flow agreement with us.

Unsecured Consumer Lending

In March 2013, we began indirectly originating unsecured consumer loans. Most of these loans are currently serviced by the third-party originators, who handle daily cash remittances and customer service. We are continually evaluating new unsecured consumer lending opportunities, such as credit cards, so that we may further diversify and expand our business.

Origination and Servicing

Vehicle Finance

Our origination platform delivers automated 24/7 underwriting decision-making through a proprietary credit-scoring system designed to ensure consistency and efficiency, with dealers receiving a decision in under ten seconds for 95% of all requests. Every loan application we receive is processed by our risk scoring and pricing models. Our credit scorecard development process is supported by an extensive market database that includes nearly 20 years of historical data on the loans we have acquired as well as extensive consumer finance third-party data. We continuously evaluate loan performance and consumer behavior to improve our underwriting decisions. As a result of our readily adaptable and scalable systems, we are able to quickly implement changes in pricing and scoring credit policy rules and we seek to modify our underwriting standards to match the economic environment. Our scorecard methodology supports underwriting decisions for consumers across the full credit spectrum and has been designed to allow us to maximize modeled risk-adjusted yield for a given consumer’s credit profile. As a result of the Chrysler Agreement, we have adjusted underwriting standards in the prime space to compete with the major lenders in the area.

We have built our servicing approach based on years of experience as a nonprime lender. Our servicing activities consist largely of processing customer payments, responding to customer inquiries (such as requests for payoff quotes), processing customer requests for account revisions (such as payment deferrals), maintaining a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, pursuing collection of delinquent accounts, and remarketing repossessed or off-lease vehicles. We have made significant technology investments in our servicing systems to ensure that our servicing activities are in compliance with federal and local consumer lending rules in all 50 states.

Through our servicing platform, we seek to maximize collections while providing the best possible customer service. Our servicing practices are closely integrated with our origination platform, resulting in an efficient exchange of customer data, market information and understanding of the latest trends in consumer behavior. Our customer account management process is model-driven and utilizes automated customer service and collection strategies, including the use of automated dialers rather than physical phones. Each of the models we use is validated by back-testing with data and can be adjusted to reflect new information that we receive throughout our entire business such as new vehicle loan and lease applications, refreshed consumer credit data, and consumer behavior that we observe through our servicing operations. Our robust processes and sophisticated technology support our servicing platform to maximize efficiency, consistent loan treatment, and cost control.

In order to provide the best possible customer service, we provide multiple convenience options to our customers and have implemented many strategies to monitor and improve the customer experience. In addition to live agent assistance, our customers are offered a wide range of self-service options via our interactive voice response system and through our customer website. Self-service options include demographic management (such as updating a customer’s address, phone number, and other identifying information), payment and payoff capability, and payment history reporting, as well as online chat and communication requests. Quality assurance teams perform account reviews and are responsible for grading our phone calls to ensure adherence to our policies and procedures as well as compliance with regulatory rules. Our analytics software converts speech from every call into text so that each of our conversations with a customer can be analyzed and subsequently data-mined. This is used to identify harmful words or phrases in real-time for potential intervention from a manager, and to search for the omission of words or phrases that are required for specific conversations. A quality control team provides an independent, objective assessment of the servicing department’s internal control systems and underlying business processes. This helps us identify organizational improvements while protecting our franchise reputation and brand. Lastly, complaint tracking processes ensure customer complaints are addressed appropriately and that the customers receive status updates. These systems assign the account to a specialized team (Office of the President) until the complaint is deemed to be closed. This team tracks and resolves customer complaints and is subject to a robust quality assurance program.

The servicing process is divided into stages based on delinquency status and the collectors for each stage receive specialized training. In the event that a retail installment contract becomes delinquent, we follow an established set of procedures that we believe maximize our ultimate recovery on the loan or lease. Late stage account managers employ skip tracing, utilize specialized negotiation skills, and are trained to tailor their collection attempts based on the proprietary borrower behavioral score we assign to each of our customers. Collection efforts include calling within one business day when an obligor has broken a promise to make a payment on a certain date and using alternative methods of contact such as location gathering via references, employers, landlords, credit bureaus, and cross-directories. If the borrower is qualified, the account manager may offer an extension of the maturity date, a temporary reduction in payment, or a modification permanently lowering the interest rate or principal. If attempts to work with the customer to cure the delinquency are unsuccessful, the customer is sent a “right to cure” letter in accordance with state laws and the loan is assigned a risk score based on our historical days-to-repossess data. This score is used to prioritize repossessions, and each repossession is systematically assigned to third-party repossession agents according to their recent performance with us. Once the vehicle has been secured, any repairs required are performed and the vehicle is remarketed as quickly as possible, typically through an auction process.

Most of our servicing processes and quality-control measures also serve a dual purpose in that they both ensure compliance with the appropriate regulatory laws and ensure that we deliver the best possible customer service. Additionally, our servicing platform and all of the features we offer to our customers are scalable and can be tailored through statistical modeling and automation.

Unsecured Consumer Lending

We offer point-of-sale financing and personal loans through our partnerships with retailers and other lenders that offer several unsecured consumer lending products. Our ability to offer these products is derived from our expertise in originating nonprime vehicle retail loans and Santander’s expertise in the unsecured consumer lending industry. Our existing relationships with Bluestem, LendingClub, and others are partner-managed programs. In these arrangements, our partner decides whether to extend credit on any application using their own credit policies. If the applicant is declined, the application is sent to us to decide whether or not to extend a loan based on our own credit policy. For each unsecured consumer loan that we purchase, our partner retains the servicing rights unless the loan becomes delinquent, at which point we can elect to become the servicer. Additionally, our partners are required to share data files with us for accounting and portfolio review throughout the life of the unsecured consumer loan. We intend to leverage this data to further strengthen our origination and servicing systems with respect to unsecured consumer lending.

Our Relationship with Chrysler

On February 6, 2013, we entered into the Chrysler Agreement pursuant to which we are the preferred provider for Chrysler’s consumer loans and leases and dealer loans effective May 1, 2013. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. During the period from the May 1, 2013 launch of the Chrysler Capital business through December 31, 2013, we acquired over $7.5 billion of Chrysler Capital retail installment contracts and over $2.4 billion of Chrysler Capital vehicle leases, and facilitated the origination of over $500 million of Chrysler Capital dealer loans. We expect these volumes to continue.

The Chrysler Agreement requires, among other things, that we bear the risk of loss on loans originated pursuant to the agreement, but that Chrysler share in any residual gains and losses in respect of consumer leases. The agreement also requires that we maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to Chrysler retail financing. In turn, Chrysler must provide designated minimum threshold percentages of its subvention (Chrysler subsidized below-market loan and lease rates) business to us.

Under the Chrysler Agreement, we have agreed to specific transition milestones, including market penetration rates, approval rates, staffing, and service milestones, for the initial year following launch on May 1, 2013. If the transition milestones are not met in the first year, the agreement may terminate and we may lose the ability to operate as Chrysler Capital. If the transition milestones are met, the Chrysler Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. In addition, Chrysler may also terminate the agreement, among other circumstances, if (i) we fail to meet certain performance metrics, including certain penetration and approval rate targets, during the term of the agreement, (ii) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (iii) we become, control, or become controlled by, an OEM that competes with Chrysler or (iv) if certain of our credit facilities become impaired. Based on projections and our initial performance under the agreement, management believes that we will meet all of our performance targets.

In connection with entering into the Chrysler Agreement, we paid Chrysler a $150 million upfront, nonrefundable fee on May 1, 2013. This fee is considered payment for future profits generated from the Chrysler Agreement and, accordingly, we are amortizing it over the expected ten-year term of the agreement as a component of net finance and other interest income. We have also executed an Equity Option Agreement with Chrysler, whereby Chrysler may elect to purchase, at any time during the term of the Chrysler Agreement, at fair market value, an equity participation of any percentage in the Chrysler Capital portion of our business.

For a period of 20 business days after Chrysler’s delivery to us of a notice of intent to exercise its option, we are to discuss with Chrysler in good faith the structure and valuation of the proposed equity participation. If the parties are unable to agree on a structure and Chrysler still intends to exercise its option, we will be required to create a new company into which the Chrysler Capital assets will be transferred and which will own and operate the Chrysler Capital business. If Chrysler and we cannot agree on a fair market value during the 20-day negotiation period, each party will engage an investment bank and the appointed banks will mutually appoint a third independent investment bank to determine the value, with the cost of the valuation divided evenly between Chrysler and us. Each party has the right to a one-time deferral of the independent valuation process for up to nine months. Chrysler will have a period of 90 days after a valuation has been determined, either by negotiation between the parties or by an investment bank, to deliver a binding notice of exercise. Following this notice, Chrysler’s purchase is to be paid and settled within 10 business days, subject to a delay of up to 180 days if necessary to obtain any required consents from governmental authorities.

Any new company formed to effect Chrysler’s exercise of its equity option will be a Delaware limited liability company unless otherwise agreed to by the parties. As long as each party owns at least 20% of the business, Chrysler and we will have equal voting and governance rights without regard to ownership percentage. If either party has an ownership interest in the business of less than 20%, the party with less than 20% ownership will have the right to designate a number of directors proportionate to its ownership and will have other customary minority voting rights.

As the equity option is exercisable at fair market value, we could recognize a gain or loss upon exercise if the fair market value is determined to be different from book value. We believe that the fair market value of our Chrysler Capital financing business currently exceeds book value and therefore have not recorded a contingent liability for potential loss upon Chrysler’s exercise.

Subsequent to the exercise of the equity option, SCUSA’s rights under the Chrysler Agreement will be assigned to the jointly owned business. Exercise of the equity option would be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee we paid to Chrysler on May 1, 2013 should be impaired.

On June 13, 2013, we entered into a committed forward flow agreement that, as amended on September 26, 2013, commits us to sell up to $300 million per month of prime loans to Bank of America through May 31, 2018. For those loans, we will retain the servicing rights at contractually agreed upon rates. This servicing arrangement will provide us with an additional fee income stream. We also will receive or pay a servicer performance payment if net credit losses on the sold loans are lower or higher, respectively, than expected net credit losses at the time of sale.

On June 28, 2013, we entered into a flow agreement with SBNA whereby we provide SBNA with the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elects, to provide the proposed financing. On August 16, 2013, we sold most of our existing Chrysler floorplan loans to SBNA. On November 1, 2013, we sold certain existing Chrysler non-floorplan loans to SBNA. We provide servicing on all loans sold or originated under these agreements. We also will receive or pay a servicer performance payment if yields, net of credit losses, on the loans originated under the flow agreement are higher or lower, respectively, than expected at origination.

On February 4, 2014, we entered into a flow agreement with SBNA whereby we will provide SBNA with the first right to review and approve consumer vehicle lease applications. We may review any applications declined by SBNA for our own portfolio. We will provide servicing and receive an origination fee for all leases originated under this agreement.

In addition, we may periodically provide certain automotive dealers, primarily Chrysler-franchised dealerships, with real estate loans and working capital revolving lines of credit. Generally, a dealer must have a floorplan loan with us in order to be eligible for real estate loans and working capital revolving lines of credit from us.

Segments

The Company has one reportable segment: Consumer Finance which includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and watercraft. It also includes our unsecured personal loan and point-of-sale financing operations.

Subsidiaries

SCUSA Delaware has one principal consolidated majority-owned subsidiary: SCUSA Illinois.

Employees

At December 31, 2013, SCUSA had approximately 4,100 employees. None of the Company’s employees are represented by a collective bargaining agreement.

Seasonality

Our origination volume is generally highest in March and April each year due to consumers receiving tax refunds. Our delinquencies are generally highest in the period from November through January due to consumers’ holiday spending. Although we are profitable throughout the year, these trends drive a seasonal fluctuation whereby our profits generally are highest in the first quarter of each year and decline each quarter thereafter.

Intellectual Property

Our right to use the Santander name is on the basis of a non-exclusive, royalty-free and non-transferable license from Santander, and only extends to uses in connection with our current and future operations within the United States. Santander may terminate such license at any time Santander ceases to own, directly or indirectly, 50% or more of our common stock.

In connection with our agreement with Chrysler, Chrysler has granted us a limited, non-exclusive, non-transferable, royalty-free license to use certain Chrysler trademarks, including the term “Chrysler Capital,” for as long as the Chrysler Agreement is in effect. We are required to adhere to specified guidelines, specifications, and other usage instructions related to these trademarks, as well as to obtain prior written approval of any materials, including financing documents and promotional materials, using the trademarks. This license does not grant us any ownership rights in Chrysler’s trademarks.

Competition

The automotive finance industry is highly competitive. We compete on the pricing we offer on our loans and leases as well as the customer service we provide to our automotive dealer customers. Pricing for these loans and leases is very transparent. We, along with our competitors, post our pricing for loans and leases on web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare our pricing against our competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers need to tailor product offerings to meet each individual dealer’s needs.

We believe that we can effectively compete because our proprietary scorecards and industry experience enable us to price risk appropriately. In addition, we benefit from Chrysler subvention programs through the Chrysler Agreement. We have developed strong dealer relationships through our nationwide sales force and long history in the automotive finance space. Further, we expect that we will be able to deepen dealer relationships through our Chrysler Capital product offerings.

Our primary competitors in the vehicle finance space are:

•	national and regional banks;

•	credit unions;

•	independent financial institutions; and

•	the affiliated finance companies of automotive manufacturers.

While the used car market is fragmented with no single lender accounting for more than 10% of the market, in both the new and used car markets there are a number of competitors that have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, lower funding costs, and are less reliant on securitizations. We believe we can compete effectively by continuing to expand and deepen our relationships with dealers. In addition, through our Chrysler Capital brand we will benefit from the manufacturer’s subvention programs and Chrysler’s relationship with its dealers.

Our primary competitors in the unsecured consumer lending space are banks that have traditionally offered revolving credit products such as credit cards, home equity lines of credit, and personal loans. In recent years, new, smaller competitors have emerged to fulfill consumers’ demand for credit products by offering point-of-sale financing and personal loans through technologically sophisticated and often web-based applications. We compete with banks by identifying borrowers with attractive credit profiles who do not rely on traditional bank-offered consumer finance products like credit cards and home equity lines of credit. We also compete with other financial institutions who seek to identify potential partners that offer point-of-sale and web-based credit applications. We believe we can compete successfully due to our ability to identify unsecured consumer loan applications with attractive risk-adjusted returns, as well as the speed at which we can adapt to our potential partners’ operations.

Supervision and Regulation

The U.S. lending industry is highly regulated under various U.S. Federal laws, including the Truth-in-Lending, Truth-in-Savings, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices Service Members Civil Relief, and Unfair and Deceptive Practices Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by each state in which we are licensed, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Trade Commission. In addition, because our largest shareholder is a bank holding company, we are subject to certain bank regulations, including oversight by the Federal Reserve, the Office of the Comptroller of the Currency, and the Bank of Spain. Additional legal and regulatory matters affecting the Company’s activities are further discussed in the Item 1A—Risk Factors section of this annual report on Form 10-K.

Dodd-Frank Wall Street Reform and Consumer Protection Act

At the federal level, Congress enacted comprehensive financial regulatory reform legislation on July 21, 2010. A significant focus of the new law (the Dodd-Frank Act) is heightened consumer protection. The Dodd-Frank Act established a new body, the CFPB, which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including us, including explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders.

Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that various forms of alternative financial services or specific features of consumer loan products should be a regulatory priority, and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending services materially less profitable or impractical, which may impact finance loans or other products that we offer.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes us, take steps to monitor and impose controls over dealer markup policies whereby dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender.

The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible Equal Credit Opportunity Act (“ECOA”) “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase our regulatory compliance requirements and associated costs.

In addition to the grant of certain regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this annual report:

•	A Santander UK plc (Santander UK) customer, being an Iranian national resident in the UK, was designated in September 2013 as acting for or on behalf of the Government of Iran. This account holder’s current account and credit card with Santander UK were closed in December 2013. No revenue was generated by Santander UK on these products.

•	In early October 2013, Santander UK opened an account for a Tunisian national, resident in the UK, who is currently designated by the US for terrorism. After becoming aware of this customer’s designation, Santander UK exited the relationship later in October 2013. No revenue was generated by Santander UK on these accounts.

•	Santander UK holds frozen savings and current accounts for three customers resident in the UK who are currently designated by the US for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout 2013. No revenue was generated by Santander UK on these accounts.

•	A U.K. company maintained two commercial accounts at Santander UK that were used to provide payroll processing services for a UK entity that is currently designated by the US under the Iran sanctions regime. The accounts may have been used to provide payroll services to other Iranian clients. Santander UK became aware of this account activity in September 2013 and exited the relationship in January 2014. No revenue was generated by Santander UK on these accounts.

•	An Iranian national, resident in the UK, who is currently designated by the US and the UK under the Iran Sanctions regime held a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage although we continue to receive repayment installments. In 2013, total revenue in connection with the mortgage was £10,421 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts remained frozen throughout 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for Santander in connection with the investment accounts was £247 while net profits in 2013 were negligible relative to the overall profits of Santander.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. The Bank entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of December 31, 2013, Santander was owed €4.3 million under this credit facility.

Bank Mellat has been in default under all of these agreements in recent years and Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Santander would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.

In the aggregate, all of the transactions described above resulted in approximately €72,000 gross revenues and approximately €123,000 net loss to Santander in 2013, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Available Information

All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s Web site at www.sec.gov. These forms are also accessible at no cost on the Company’s website at www.santanderconsumerusa.com. The information contained on our website is not being incorporated herein.

ITEM 1A.	RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. The following are the most significant risk factors that affect the Company. Any one or more of these risk factors could have a material adverse impact on the business, financial condition, results of operations or cash flows, in addition to presenting other possible adverse consequences, which are described below.

Business Risks

Adverse economic conditions in the United States and worldwide may negatively impact our results.

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown such as the recent economic downturn, delinquencies, defaults, repossessions, and losses generally increase while proceeds from auction sales decrease. These periods may also be accompanied by increased unemployment rates, decreased consumer demand for automobiles and other consumer products, and declining values of automobiles and other consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default. Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles and other consumer products as well as weaken collateral values on certain types of automobiles and other consumer products. Because our historical focus has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. Furthermore, our business is significantly affected by monetary and regulatory policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us through interest rate changes, costs of compliance with increased regulation, and other factors.

Although market conditions have improved, unemployment in the United States remains at elevated levels, and conditions remain challenging for financial institutions. Furthermore, certain Eurozone member countries have fiscal outlays that exceed their fiscal revenue, which has raised concerns about such countries’ abilities to continue to service their debt and foster economic growth. A weakened European economy could undermine investor confidence in European financial institutions and the stability of European member economies. Notwithstanding its geographic diversification, this could adversely impact Santander, with whom we have a significant relationship. Such events could also negatively affect U.S.-based financial institutions, counterparties with which we do business, and the stability of the global financial markets. Disruptions in the global financial markets have also adversely affected the corporate bond markets, debt and equity underwriting, and other elements of the financial markets. In recent years, downgrades of the sovereign debt of some European countries have resulted in increased volatility in capital markets and have caused some lenders and institutional investors to reduce and, in some cases, cease to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets, and reduced business activity has adversely affected, and may continue to adversely affect, our businesses, capital, liquidity, or other financial conditions and results of operations, and access to credit.

The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their loans. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the quality of our assets.

Our business could be negatively impacted if our access to funding is reduced.

We rely upon our ability to sell securities in the ABS market and upon our ability to access various credit facilities to fund our operations. The ABS market, along with credit markets in general, experienced unprecedented disruptions during the recent economic downturn. Although market conditions have improved since 2009, for a number of years following the economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain ABS (particularly those securities backed by nonprime collateral). In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets. As a result, there can be no assurance that we will continue to be successful in selling securities in the ABS market. Adverse changes in our ABS program or in the ABS market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins or cause us to hold assets until investor demand improves.

We also depend on various credit facilities and flow agreements to fund our future liquidity needs. We cannot guarantee that these financing sources will continue to be available beyond the current maturity dates, on reasonable terms, or at all. As our volume of loan acquisitions and originations increases, especially due to our recent relationship with Chrysler, we will require the expansion of our borrowing capacity on our existing credit facilities and flow agreements or the addition of new credit facilities and flow agreements. The availability of these financing sources depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of Santander and the other banks that participate in our credit facilities and flow agreements, and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants, which could reduce our access to bank funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, or the liquidation of certain assets.

We have not experienced a significant increase in risk premiums or cost of funding to date, but we are not isolated from general market conditions that may affect issuers of ABS and other borrowers and we could experience increased risk premiums or funding costs in the future. In addition, if the sources of funding described above are not available to us on a regular basis for any reason, we may have to curtail or suspend our loan acquisition and origination activities. Downsizing the scale of our business would have a material adverse effect on our financial position, liquidity, and results of operations.

We face significant risks in implementing our growth strategy, some of which are outside our control.

We intend to continue our growth strategy to (i) expand our vehicle finance franchise by increasing market penetration via the number and depth of our relationships in the vehicle finance market, pursuing additional relationships with OEMs, and expanding our direct-to-consumer footprint and (ii) grow our unsecured consumer lending platform. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•	the inherent uncertainty regarding general economic conditions;

•	our ability to obtain adequate financing for our expansion plans;

•	the prevailing laws and regulatory environment of each state in which we operate or seek to operate, and, to the extent applicable, federal laws and regulations, which are subject to change at any time;

•	the degree of competition in new markets and its effect on our ability to attract new customers;

•	our ability to recruit qualified personnel, in particular in areas where we face a great deal of competition; and

•	our ability to obtain and maintain any regulatory approvals, government permits, or licenses that may be required on a timely basis.

Our recent agreement with Chrysler may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement.

In February 2013, we entered into a ten-year Master Private Label Financing Agreement (the “Chrysler Agreement”) with Chrysler whereby we launched the Chrysler Capital brand, which originates private-label loans and leases to facilitate the purchase of Chrysler vehicles by consumers and Chrysler-franchised automotive dealers. The financing services that we provide under the Chrysler Agreement, which launched May 1, 2013, include credit lines to finance Chrysler-franchised dealers’ acquisitions of vehicles and other products that Chrysler sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at Chrysler-franchised dealerships, financing for commercial and fleet customers, and ancillary services. In addition, we will offer dealers dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. In accordance with the terms of the Chrysler Agreement, in May 2013 we paid Chrysler a $150 million upfront, nonrefundable payment, which will be amortized over ten years but would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.

As part of the Chrysler Agreement, we received limited exclusivity rights to participate in specified minimum percentages of certain of Chrysler’s financing incentive programs, which include loan rate subvention and automotive lease residual support subvention. We have committed to certain revenue sharing arrangements, as well as to considering future revenue sharing opportunities. We will bear the risk of loss on loans originated pursuant to the Chrysler Agreement, but Chrysler will share in any residual gains and losses in respect of automotive leases, subject to specific provisions in the Chrysler Agreement, including limitations on our participation in gains and losses. In addition, under the Chrysler Agreement, Chrysler has the option to acquire, for fair market value, an equity participation in an operating entity through which the financial services contemplated by the Chrysler Agreement are offered and provided, through either an equity interest in the new entity or participation in a joint venture or other similar business relationship or structure. There is no maximum limit on the size of Chrysler’s potential equity participation. Although the Chrysler Agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that we ultimately receive less than what we believe to be the fair market value for such interest.

Under the Chrysler Agreement, we have agreed to specific transition milestones, including market penetration rates, approval rates, and staffing and service milestones for the initial year following launch. If the transition milestones are not met in the first year, the agreement will terminate and we will lose the ability to operate as Chrysler Capital. If the transition milestones are met, the Chrysler Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. In addition, Chrysler may also terminate the agreement, among other circumstances, if (i) we fail to meet certain performance metrics, including certain penetration and approval rate targets, during the term of the agreement, (ii) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (iii) we become, control, or become controlled by, an OEM that competes with Chrysler or (iv) if certain of our credit facilities become impaired.

The loans and leases originated through Chrysler Capital are expected to provide us with the majority of our projected growth over the next several years. Our ability to realize the full strategic and financial benefits of our relationship with Chrysler depends in part on the successful development of our Chrysler Capital business, which will require a significant amount of management’s time and effort. If we are unable to realize the expected benefits of our relationship with Chrysler, or if the Chrysler Agreement were to terminate, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy, which would negatively impact our future growth.

Our business could be negatively impacted if we are unsuccessful in developing and maintaining relationships with automobile dealerships.

Our ability to acquire loans and automotive leases is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale, which we subsequently purchase. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and some of them are newly established and they may be terminated at any time. As a result of the recent economic downturn and contraction of credit to both dealers and their customers, there was an increase in dealership closures and our existing dealer base experienced decreased sales and loan volume in the past and may experience decreased sales and loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, results of operations, and financial condition.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or introduce new products to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further harm to our business, results of operations, and financial condition.

Our financial condition, liquidity, and results of operations depend on the credit performance of our loans.

As of December 31, 2013, over 84% of our vehicle consumer loans and over 69% of our unsecured consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels, and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless will experience higher default rates than a portfolio of obligations of prime obligors. In the event of such a default on an auto loan, generally the most practical alternative is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables. We repossessed 181,721 vehicles, incurring $1.25 billion in net losses, during the year ended December 31, 2013, of which 171,924 repossessions and $1.19 billion of net losses were on nonprime receivables. We experienced a default rate of 6.7% for nonprime receivables and 2.5% for prime receivables during the year ended December 31, 2013.

From time to time we are the subject of unfavorable news or editorial coverage and we, like many peer companies, are the subject of various complaint websites in connection with our repossession and collection activities. Regardless of merit, this type of negative publicity could damage our reputation and lead consumers to choose other consumer finance companies. This could, in turn, lead to decreased business which could have a material adverse impact on our financial position. We do not believe we have experienced any such impact as our lending is primarily indirect, with the end consumer interacting directly with a dealer rather than the finance company.

In addition, our prime portfolio is rapidly growing. While prime portfolios typically have lower default rates than nonprime portfolios, we have less ability to make risk adjustments to the pricing of prime loans compared to nonprime loans. As a result, a larger proportion of our business will consist of loans with respect to which we have less flexibility to adjust pricing to absorb losses. As a result of these factors, we may sustain higher losses than anticipated in our prime portfolio.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, results of operations, and financial condition.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties in our retail lending and commercial lending businesses, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition, and results of operations.

Loss of our key management or other personnel, or an inability to attract such management and other personnel, could negatively impact our business.

The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified new personnel as well as have an effective succession planning framework in place. For instance, our Chief Executive Officer is one of the founders of SCUSA and has extensive experience in the vehicle finance industry. He has a proven track record of successfully operating our business, including by leading us through the recent economic downturn. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified new personnel as we expand, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected. See “Management” for more detail on our executive officers.

Future changes in our relationship with Santander may adversely affect our operations.

Santander, through SHUSA, owns 210,995,049 shares (approximately 60.5%) of our common stock. We rely on our relationship with Santander, through SHUSA, for several competitive advantages including relationships with OEMs and regulatory best practices. Santander also provides us with significant funding support, through both committed liquidity and opportunistic extensions of credit. During the recent financial downturn, Santander and its affiliates provided us with over $6 billion in financing that enabled us to pursue several acquisitions and/or conversions of vehicle loan portfolios at a time when most major banks were curtailing or eliminating their commercial lending activities. If Santander or SHUSA elects not to provide such support or provide it to the same degree, we may not be able to replace such support ourselves or to obtain substitute arrangements with third parties. We may be unable to obtain such support because of financial or other constraints or be unable to implement substitute arrangements on a timely basis on terms that are comparable, or at all, which could adversely affect our operations.

Furthermore, subject to certain limitations in the shareholders agreement that was entered into among us and certain of our shareholders, including SHUSA, Auto Finance Holdings and DDFS (the “Shareholders Agreement”), Santander is permitted to sell its interest in us. If Santander reduces its equity interest in us, it may be less willing to provide us with the support it has provided in the past. In addition, our right to use the Santander name is on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, and further only extends to uses in connection with our current and future operations within the United States. Santander may terminate such license at any time Santander ceases to own, directly or indirectly, 50% or more of our common stock. If we were required to change our name, we would incur the administrative costs and time associated with revising legal documents and marketing materials, and also may experience loss of brand and loss of business or loss of funding due to consumers’ and banks’ relative lack of familiarity with our new name. Additionally, Chrysler may terminate the Chrysler Agreement if a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person.

Santander has provided guarantees on the covenants, agreements, and our obligations under the governing documents of our warehouse facilities and privately issued amortizing notes. These guarantees are limited to our obligations as servicer.

Some terms of our credit agreements are influenced by, among other things, the credit ratings of Santander. If Santander were to suffer credit ratings downgrades or other adverse financial developments, we could be negatively impacted, either directly or indirectly. Santander’s short-term credit ratings downgrades in 2012, from A-1 to A-2 (Standard & Poor’s) and from P-1 to P-2 (Moody’s), did not directly impact our cost of funds. However, due to the contractual terms of certain of our debt agreements, these downgrades resulted in the loss of our ability to commingle funds. The loss of commingling increased the amount of funds we were required to borrow, thereby indirectly raising our cost of funds by approximately $1 million per month. In addition, because of the methodologies applied by credit ratings agencies, our securitization ratings in our ABS offerings are indirectly tied to Santander’s credit ratings.

Santander applies certain standardized banking policies, procedures and standards across its affiliated entities, including with respect to internal audit, credit approval, governance, risk management, and compensation practices. We currently follow certain of these Santander policies and may in the future become subject to additional Santander policies, procedures and standards, which could result in changes to our practices.

It is also possible that our continuing relationship with Santander or SHUSA could reduce the willingness of other banks to develop relationships with us due to general competitive dynamics among such banks.

Negative changes in the business of the OEMs with which we have strategic relationships, including Chrysler, could adversely affect our business.

A significant adverse change in Chrysler’s or other automotive manufacturers’ business, including (i) significant adverse changes in their respective liquidity position and access to the capital markets, (ii) the production or sale of Chrysler or other automotive manufacturers’ vehicles (including the effects of any product recalls), (iii) the quality or resale value of Chrysler or other vehicles, (iv) the use of marketing incentives, (v) Chrysler’s or other automotive manufacturers’ relationships with their key suppliers, or (vi) Chrysler’s or other automotive manufacturers’ respective relationships with the United Auto Workers and other labor unions and other factors impacting automotive manufacturers or their employees could have a material adverse effect on our profitability and financial condition.

Under the Chrysler Agreement, we originate private-label loans and leases to facilitate the purchase of Chrysler vehicles by consumers and Chrysler-franchised automotive dealers. In the future, it is possible that Chrysler or other automotive manufacturers with whom we have relationships could utilize other companies to support their financing needs, including offering products or terms that we would not or could not offer, which could have a material adverse impact on our business and operations. Furthermore, Chrysler or other automotive manufacturers could expand or establish or acquire captive finance companies to support their financing needs thus reducing their need for our services.

There is no assurance that the global automotive market, or Chrysler’s or our other OEM partners’ share of that market, will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our business, results of operations, and financial position.

Our information technology may not support our future volumes and business strategies.

We rely on our proprietary origination and servicing platforms that utilize database-driven software applications, including nearly 20 years of internal historical credit data and extensive third-party data, to continuously adapt our origination and servicing operations to evolving consumer behavior and to new vehicle finance and consumer loan products. We employ an extensive team of engineers, information technology analysts, and website designers to ensure that our information technology systems remain on the cutting edge. However, due to the continued rapid changes in technology, there can be no assurance that our information technology solutions will continue to be adequate for the business or to provide a competitive advantage.

Our network and information systems are important to our operating activities and any network and information system shutdowns could disrupt our ability to process loan applications, originate loans, or service our existing loan portfolios, which could have a material adverse impact on our operating activities. Shutdowns may be caused by unforeseen catastrophic events, including natural disasters, terrorist attacks, large-scale power outages, software or hardware defects, computer viruses, cyber attacks, external or internal security breaches, acts of vandalism, misplaced or lost data, programming or human errors, difficulties in migrating technology facilities from one location to another, or other similar events. Although we maintain, and regularly assess the adequacy of, a disaster recovery plan designed to effectively manage the effects of such unforeseen events, we cannot be certain that such plan will function as intended, or otherwise resolve or compensate for such effects. Such a failure of our disaster recovery plan, if and when experienced, may have a material adverse effect on our revenue and ability to support and service our customer base.

We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. We also use estimates and assumptions in determining the residual values of leased vehicles. Critical estimates are made by management in determining, among other things, the allowance for loan losses, amounts of impairment, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.

Our allowance for loan losses and impairments may prove to be insufficient to absorb probable losses inherent in our loan portfolio.

We maintain an allowance for loan losses, established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our originated loan portfolio. For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. Our allowance for loan losses has increased from $384 million, or 5.1% of outstanding principal balance, at December 31, 2009, to $2.5 billion, or 10.4% of outstanding principal balance, at December 31, 2013. The determination of the appropriate level of the allowance for loan losses, and nonaccretable difference inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for loan losses. Some of our planned growth is in lending areas other than vehicle loans, and we are not experienced in estimating loan and credit losses in those other areas. In addition, if net charge-offs in future periods exceed the allowance for loan losses, we will need to make additional provisions to increase the allowance for loan losses. There is no accurate method for predicting loan and credit losses, and we cannot assure you that our loan loss allowance will be sufficient to cover actual losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on us.

Our profitability and financial condition could be materially adversely affected if the value of used cars declines, resulting in lower residual values of our vehicle leases and lower recoveries in sales of repossessed vehicles.

General economic conditions, the supply of off-lease and other used vehicles to be sold, new vehicle market prices and marketing programs, vehicle brand image and strength, perceived vehicle quality, general consumer preference and confidence levels, overall price and volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices and thus the residual value of our leased vehicles and the amount we recover in remarketing repossessed vehicles. We expect our financial results to be more sensitive to used auto prices as leases become a larger part of our business.

Our expectation of the residual value of a leased vehicle is a critical input in determining the amount of the lease payments at the inception of a lease contract. Our lease customers are responsible only for any deviation from expected residual value that is caused by excess mileage or excess wear and tear, while we retain the obligation to absorb any general market changes in the value of the vehicle. Therefore, our operating lease expense is increased when we have to take an impairment on our residual values or when the realized residual value of a vehicle at lease termination is less than the expected residual value for the vehicle at lease inception. In addition, the timeliness, effectiveness, and quality of our remarketing of off-lease vehicles affects the net proceeds realized from the vehicle sales. While we have elected not to purchase residual value insurance, our exposure is somewhat lessened by Chrysler’s residual subvention programs and the sharing of losses over a specified threshold. However, we take the first portion of loss on any vehicle, and such losses could have a negative impact on our profitability and financial condition.

Lower used vehicle prices also reduce the amount we can recover when remarketing repossessed vehicles that serve as collateral underlying loans. As a result, declines in used vehicle prices could have a negative impact on our profitability and financial condition.

Poor portfolio performance may trigger credit enhancement provisions in our revolving credit facilities or secured structured financings.

Our revolving credit facilities generally have net spread, delinquency, and net loss ratio limits on the receivables pledged to each facility that, if exceeded, would increase the level of credit enhancement requirements for that facility and redirect all excess cash to the credit providers. Generally, these limits are calculated based on the portfolio collateralizing the respective credit line; however, for certain of our warehouse lines, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Our facility used to finance vehicle lease originations also has a residual loss ratio limit calculated with respect to our serviced lease portfolio as a whole.

The documents that govern our secured structured financings also contain cumulative net loss ratio limits on the receivables included in each securitization trust. If, at any measurement date, a cumulative net loss trigger with respect to any financing were to exceed the specified limits, provisions of the financing agreements would increase the level of credit enhancement requirements for that financing and redirect all excess cash to the holders of the ABS. During this period, excess cash flow, if any, from the facility would be used to fund the increased credit enhancement levels rather than being distributed to us. Once an impacted trust reaches the new requirement, we would return to receiving a residual distribution from the trust.

Future significant loan, lease, or unsecured consumer loan repurchase requirements could harm our profitability and financial condition.

We have repurchase obligations in our capacity as servicer in securitizations and whole-loan sales. If a servicer breaches a representation, warranty, or servicing covenant with respect to the loans sold, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser or otherwise compensate one or more classes of investors for losses caused by the breach. If significant repurchases of assets or other payments are required under our responsibility as servicer, it could have a material adverse effect on our financial condition, liquidity, and results of operations.

We apply financial leverage to our operations, which may materially adversely affect our business, results of operations, and financial condition.

We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 90% as of December 31, 2013. Unlike banks, we are not subject to regulatory restrictions on the amount of our leverage. Our total borrowings are only restricted by covenants in our credit facilities and market conditions, and our board of directors may change our target borrowing levels at any time without the approval of our stockholders. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.

Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness. At December 31, 2013 and 2012, we had approximately $23.3 billion and $16.2 billion, respectively, in principal amount of indebtedness outstanding (including approximately $22.2 billion and $15.9 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted approximately 11% of our total interest income for the year ended December 31, 2013.

Our debt reduces operational flexibility and creates default risks. Our revolving credit facilities contain a borrowing base or advance rate formula which requires us to pledge finance contracts in excess of the amounts which we can borrow under the facilities. We are also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. In addition, certain facilities require the replacement of delinquent or defaulted collateral, and the finance contracts pledged as collateral in securitizations must be less than 31 days delinquent at the time the securitization is issued. Accordingly, increases in delinquencies or defaults resulting from weakened economic conditions would require us to pledge additional finance contracts to support the same borrowing levels and may cause us to be unable to securitize loans to the extent we desire. These outcomes would adversely impact our financial position, liquidity, and results of operations.

Additionally, the credit facilities generally contain various covenants requiring in certain cases minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferral levels. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for certain of our third-party credit facilities, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Covenants on our debts also limit our ability to:

•	incur or guarantee additional indebtedness;

•	purchase large loan portfolios in bulk;

•	pay dividends or make distributions on our capital stock or make certain other restricted payments;

•	sell assets, including our loan portfolio or the capital stock of our subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens; and

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

Additionally, one of our private ABS facilities contains a minimum tangible net worth requirement, and certain of our revolving credit facilities contain key man provisions.

Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer.

We currently have the ability to pledge retained residuals and create additional unsecured indebtedness on our credit facilities provided by Santander. Santander may elect not to renew these facilities, causing us to have to find other funding sources prior to the maturity of the facilities.

If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

In addition, certain of our funding arrangements may require us to make payments to third parties if losses exceed certain thresholds, including, for example, our flow agreements with Bank of America and SBNA and arrangements with certain third-party loan originators of loans that we purchase on a periodic basis.

Competition with other lenders could adversely affect us.

The vehicle finance market is served by a variety of entities, including the captive finance affiliates of major automotive manufacturers, banks, savings and loan associations, credit unions, and independent finance companies. The market is highly fragmented, with no individual lender capturing more than 10% of the market. Our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing that we do not offer.

We anticipate that we will encounter greater competition as we expand our operations and as the economy continues to emerge from recession. In addition, certain of our competitors are not subject to the same regulatory regimes that we are. As a result, these competitors may have advantages in conducting certain businesses and providing certain services, and may be more aggressive in their loan origination activities. Increasing competition could also require us to lower the rates we charge on loans in order to maintain loan origination volume, which could also have a material adverse effect on our business, including our profitability.

Changes in interest rates may adversely impact our profitability and risk profile.

Our profitability may be directly affected by interest rate levels and fluctuations in interest rates. As interest rates change, our gross interest rate spread on new originations either increases or decreases because the rates charged on the contracts originated or purchased from dealers are limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the consumer. Additionally, although the majority of our borrowers are nonprime and are not highly sensitive to interest rate movement, increases in interest rates may reduce the volume of loans we originate. While we monitor the interest rate environment and employ hedging strategies designed to mitigate the impact of increased interest rates, we cannot provide assurance that hedging strategies will fully mitigate the impact of changes in interest rates.

We are subject to market, operational, and other related risks associated with our derivative transactions that could have a material adverse effect on us.

We enter into derivative transactions for economic hedging purposes. We are subject to market and operational risks associated with these transactions, including basis risk, the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost, credit or default risk, the risk of insolvency, or other inability of the counterparty to a particular transaction to perform its obligations thereunder, including providing sufficient collateral. Additionally, certain of our derivative agreements require us to post collateral when the fair value of the derivative is negative. Our ability to adequately monitor, analyze, and report derivative transactions continues to depend, to a great extent, on our information technology systems. This factor further increases the risks associated with these transactions and could have a material adverse effect on us.

Adverse outcomes to current and future litigation against us may negatively impact our financial position, liquidity, and results of operations.

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties. Some litigation against us could take the form of class action complaints by consumers. As the assignee of loans originated by automotive dealers, we also may be named as a co-defendant in lawsuits filed by consumers principally against automotive dealers.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates and any adverse resolution of litigation pending or threatened against us could negatively impact our financial position, liquidity, and results of operations.

A security breach or a cyber attack could adversely affect our business.

In the normal course of business, we collect, process and retain sensitive and confidential consumer information and may, subject to applicable law, share that information with our third-party service providers. Despite the security measures we have in place, our facilities and systems, and those of third-party service providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. A security breach or cyber attack of our computer systems could interrupt or damage our operations or harm our reputation. If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or contract information, or if we give third parties or our employees improper access to consumers’ personal information or contract information, we could be subject to liability. This liability could include investigations, fines, or penalties imposed by state or federal regulatory agencies, including the loss of necessary permits or licenses. This liability could also include identity theft or other similar fraud-related claims, claims for other misuses, or losses of personal information, including for unauthorized marketing purposes or claims alleging misrepresentation of our privacy and data security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive consumer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber attacks or to alleviate problems caused by such breaches or attacks. Our security measures are designed to protect against security breaches and cyber attacks, but our failure to prevent such security breaches and cyber attacks, whether due to an external cyber-security incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business, or otherwise have a material adverse effect on our sales and results of operations.

We partially rely on third parties to deliver services, and failure by those parties to provide these services or meet contractual requirements could have a material adverse effect on our business.

We depend on third-party service providers for many aspects of our business operations. For example, we depend on third parties like Experian to obtain data related to our market that we use in our origination and servicing platforms. In addition, we rely on third-party servicing centers for a portion of our servicing activities and on third-party repossession agents. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to service our customers, or subjecting us to litigation or regulatory risk for poor vendor oversight. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could have a material and adverse effect on our financial condition and results of operations.

Catastrophic events may negatively affect our business, financial condition, and results of operations.

Natural disasters, acts of war, terrorist attacks, and the escalation of military activity in response to these attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions, and job losses. These events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to these threats could affect our business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, results of operations, and financial condition.

The obligations associated with being a public company will require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.

Until our IPO, we were not required to comply with Securities and Exchange Commission (“SEC”) requirements to file periodic reports with the SEC. As a public company, we are now required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we will also incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the NYSE will increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations, and financial condition. Among other things, we are required to: prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules; appoint new independent members to our board of directors and committees; create or expand the roles and duties of our board of directors and committees of the board; institute more comprehensive compliance and internal audit functions; evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board; involve and retain outside legal counsel and accountants in connection with the activities listed above; enhance our investor relations function; and maintain internal policies, including those relating to disclosure controls and procedures. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our total costs and expenses.

Internal controls over financial reporting may not prevent or detect all errors or acts of fraud.

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and regulations of the SEC. We also maintain a system of internal control over financial reporting. However, these controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.

Regulatory Risks

We operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business.

Due to the highly regulated nature of the consumer finance industry, we are required to comply with a wide array of federal, state, and local laws and regulations that regulate, among other things, the manner in which we conduct our origination and servicing operations. These regulations directly impact our business and require constant compliance, monitoring, and internal and external audits. Although we have an extensive enterprise-wide compliance framework structured to continuously monitor our activities, compliance with applicable law is costly, and may create operational constraints.

These laws and their implementing regulations include, among others, usury laws, Anti-Money Laundering requirements (Bank Secrecy Act and USA PATRIOT Act), ECOA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Privacy Regulations (Gramm-Leach Bliley Act and Right to Financial Privacy Act), Electronic Funds Transfer Act, Servicemembers’ Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, and requirements related to unfair, deceptive, or abusive acts or practices.

Many states and local jurisdictions have consumer protection laws analogous to, or in addition to, those listed above. These federal, state, and local laws regulate the manner in which financial institutions deal with customers when making loans or conducting other types of financial transactions.

New legislation and regulation may include changes with respect to consumer financial protection measures and systematic risk oversight authority. Such changes present the risk of financial loss due to regulatory fines or penalties, restrictions or suspensions of business, or costs associated with mandatory corrective action as a result of failure to adhere to applicable laws, regulations, and supervisory guidance. Failure to comply with these laws and regulations could also give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, civil or criminal liability, or damage to our reputation, which could materially and adversely affect our business, financial condition, and results of operations.

In connection with the SEC’s review of the Annual Reports on Form 10-K filed by Santander Drive Auto Receivables Trust 2010-1 and Santander Drive Auto Receivables Trust 2010-2 (together, the “2010 Trusts”) for the fiscal year ended December 31, 2012, the 2010 Trusts received a comment from the SEC regarding the applicability to SCUSA, as the servicer of the 2010 Trusts, of certain servicing criteria set forth in Regulation AB relating to the safeguarding of pool assets and related documentation of the 2010 Trusts. We completed our final response to this comment letter, including amendments to the Form 10-K filings by the 2010 Trusts, in September 2013 and believe there has been no adverse impact on our business.

The Dodd-Frank Act and the creation of the CFPB in addition to recently issued rules and guidance will likely increase our regulatory compliance burden and associated costs.

The Dodd-Frank Act introduced a substantial number of reforms that continue to reshape the structure of the regulation of the financial services industry. In particular, the Dodd-Frank Act includes, among other things, the creation of the CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to financial products and services.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes us, take steps to monitor and impose controls over dealer markup policies where dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender.

The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase our regulatory compliance requirements and associated costs.

Unlike competitors that are banks, we are subject to the licensing and operational requirements of states and other jurisdictions and our business would be adversely affected if we lost our licenses.

Because we are not a depository institution, we do not benefit from exemptions to state loan servicing or debt collection licensing and regulatory requirements. To the extent that they exist, we must comply with state licensing and various operational compliance requirements in all 50 states and the District of Columbia. These include, among others, form and content of contracts, other documentation, collection practices and disclosures, and record keeping requirements. We are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws, or increased fees. Currently, we have all required licenses as applicable to do business in all 50 states and the District of Columbia.

In addition, we are subject to periodic examinations by state and other regulators. The states that currently do not provide extensive regulation of our business may later choose to do so. The failure to comply with licensing or permit requirements and other local regulatory requirements could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible review of licenses, and damage to reputation, brand, and valued customer relationships.

We may be subject to certain banking regulations that may limit our business activities.

Because our largest shareholder is a bank holding company and because we provide third-party services to banks, we are subject to certain banking regulations, including oversight by the Federal Reserve, the Office of the Comptroller of the Currency, and the Bank of Spain. Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over bank holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict SHUSA from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit. Additionally, the Federal Reserve has the authority to approve or disallow acquisitions we may contemplate, which may limit our future growth plans. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

Risks Related to Our Common Stock

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	downgrades in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of our common stock.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for our common stock. In addition, Delaware law may inhibit takeovers of us and could limit our ability to engage in certain strategic transactions our board of directors believes would be in the best interests of stockholders.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage unsolicited takeover proposals that stockholders might consider to be in their best interests. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	fix the number of directors and provide that the number of directors may only be changed by an amendment to our bylaws;

•	limit the ability of our stockholders to nominate candidates for election to our board of directors;

•	authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

•	limit the ability of stockholders to call special meetings of stockholders or to act by written consent in lieu of a meeting; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that may be acted on by stockholders at stockholder meetings.

The foregoing factors, as well as the significant common stock ownership by SHUSA, could impede a merger, takeover, or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) generally affects the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations, or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. However, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that each of SHUSA and its successors and affiliates and certain of its direct transferees are not deemed to be “interested stockholders,” and, accordingly are not subject to such restrictions, as long as it and its affiliates own at least 10% of our outstanding shares of common stock.

Our common stock is subordinate to all of our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our board of directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.

SHUSA has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

SHUSA owns approximately 60.5% of our common stock, and accordingly has significant influence over us, including and pursuant to the terms of the Shareholders Agreement. Pursuant to the Shareholders Agreement, SHUSA has the right to nominate a majority of our directors, provided certain minimum share ownership thresholds are maintained. Through our board of directors, SHUSA controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions.

In addition, the Shareholders Agreement provides the directors nominated by SHUSA with approval rights over certain specific material actions taken by SCUSA, provided certain minimum share ownership thresholds are maintained. These material actions include changes in material accounting policies, changes in material tax policies or positions and changes in our principal line of business.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

SHUSA owns a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that we have a separate nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a separate compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We intend to utilize these exemptions. As a result, we will not have a majority of independent directors and we will not have a nominating and corporate governance committee. Additionally, we will not have a compensation committee comprised of a majority of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Dallas, Texas, where we lease approximately 125,000 square feet of office and operations space pursuant to a lease agreement expiring in 2016. In October 2013, we signed a lease expiring in 2024 for an additional 373,000 square feet of office and operations space in Dallas, Texas. We intend to move our corporate headquarters to this newly leased space in 2014. We also lease a 165,000 square foot servicing facility in North Richland Hills, Texas, a 73,000 square foot servicing facility in Lewisville, Texas, a 43,000 square foot servicing facility in Englewood, Colorado, and a 2,000 square foot operations facility in Costa Mesa, California, under leases that expire at various dates through 2018. Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation. For additional information regarding the Company’s properties refer to Note 11—“Commitments and Contingencies “ in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

On September 13, 2013, Ally Financial Inc. filed suit against us in the United States District Court for the Eastern District of Michigan, in a matter pending as Case No. 13-CV-13929, alleging copyright infringement and misappropriation of trade secrets and confidential information in connection with our launch of Chrysler Capital and, in particular, our offering of floorplan lines of credit to Chrysler dealerships. We consider the allegations to be without merit and intend to vigorously defend the case.

From time to time, we may become involved in various additional lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We do not expect that the legal proceedings to which we are currently party, individually, or in the aggregate, will have a material adverse impact.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock began trading on the NYSE (under the symbol “SC”) on January 23, 2014. Prior to January 23, 2014, there was no established public trading market for the Company’s common stock. The approximate number of record holders of the Company’s common stock as of February 28, 2014 was 344 although we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

Dividends

Our dividends during the two most recent fiscal years have been as follows:

Date	Dividend per share
April 2012	$0.95
September 2012	0.42
October 2012	0.58
December 2012	0.17
April 2013	0.84

We currently intend to pay dividends on a quarterly basis at an initial amount of approximately $0.15 per share. Our board of directors may also change or eliminate the payment of future dividends at its discretion, without prior notice to our stockholders, and our dividend policy and practice may change at any time and from time to time in the future. Any future determination to pay dividends to our stockholders will be dependent upon our financial condition, results of operation, capital needs, government regulations, and any other factors that our board of directors may deem relevant at such time and from time to time.

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to our equity compensation plans is set forth in Item 11 under “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

On December 28, 2013, SCUSA Illinois granted certain of our employees an aggregate of 583,890 restricted shares of our common stock under its Omnibus Incentive Plan. The Omnibus Incentive Plan and all outstanding awards thereunder were subsequently assumed by us in connection with the Reorganization. These grants were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder inasmuch as they were offered and sold under written compensatory benefit plans and otherwise in compliance with the provisions of Rule 701.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
Income Statement Data
Income from individually acquired retail installment contracts	$3,227,845	$2,223,833	$1,695,538	$1,308,728	$1,281,515
Income from purchased receivables portfolios	410,213	704,770	870,257	734,634	218,240
Other financing income	141,024	19,899	28,718	33,216	10,485

Interest and fees on finance receivables and loans	3,779,082	2,948,502	2,594,513	2,076,578	1,510,240
Interest expense	408,787	374,027	418,526	316,486	235,031
Net leased vehicle income	33,398	—	—	—	—
Net interest margin	3,403,693	2,574,475	2,175,987	1,760,092	1,275,209
Provision for loan losses on individually acquired retail installment contracts	1,651,416	1,119,074	741,559	750,625	720,938
Incremental increase in allowance related to purchased receivables portfolios	7,716	3,378	77,662	137,600	—
Other provision for loan losses	193,835	—	—	—	—

Provision for loan losses	1,852,967	1,122,452	819,221	888,225	720,938
Profit sharing	78,246	—	—	—	—
Other income	311,566	295,689	452,529	249,028	48,096
Costs and expenses	698,958	559,163	557,083	404,840	249,012
Income tax expense	389,418	453,615	464,034	277,944	143,834
Net income	695,670	734,934	788,178	438,111	209,521
Net income attributable to Santander Consumer USA Holdings Inc shareholders	$697,491	$715,003	$768,197	$438,111	$209,521

Share Data
Weighted-average common shares outstanding
Basic	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739
Diluted	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739
Earnings per share attributable to Santander Consumer USA Holdings Inc shareholders
Basic	$2.01	$2.07	$3.12	$1.78	$0.85
Diluted	$2.01	$2.07	$3.12	$1.78	$0.85
Net tangible book value per common share at period end
Excluding other comprehensive income (loss)	$7.40	$6.01	$6.07	$2.61	$2.39
Including other comprehensive income (loss)	$7.39	$5.99	$6.04	$2.61	$2.34
Dividends declared per share of common stock
Basic	$0.84	$2.12	$1.89	$1.63	$—
Diluted	$0.84	$2.12	$1.89	$1.63	$—

Balance Sheet Data
Finance receivables and loans	$21,351,046	$16,265,820	$16,715,703	$15,032,046	$7,466,267
Goodwill and intangible assets	128,720	126,700	125,427	126,767	142,198
Total assets	26,401,896	18,741,644	19,404,371	16,773,021	8,556,177
Total borrowings	23,295,660	16,227,995	16,790,518	15,065,635	7,525,930
Total liabilities	23,715,064	16,502,178	17,167,686	16,005,404	7,838,862
Total equity	2,686,832	2,239,466	2,236,685	767,617	717,315
Allowance for loan losses	2,539,430	1,774,002	1,208,475	840,599	384,396

Other Information
Charge-offs, net of recoveries	$1,266,471	$1,008,454	$1,025,133	$709,367	$683,844
End of period Delinquent principal over 60 days	1,102,373	865,917	767,838	579,627	502,254
End of period Gross finance receivables and loans	24,542,911	18,655,497	18,754,938	16,843,774	8,309,153
Average gross individually acquired retail installment contracts	18,097,082	12,082,026	8,843,036	6,631,231	5,690,833
Average gross purchased receivables portfolios	3,041,992	6,309,497	7,270,080	4,978,727	975,080

Average Gross finance receivables and loans	21,740,137	18,501,710	16,282,215	12,111,969	7,266,079
Average Total assets	22,558,567	18,411,012	16,067,623	11,984,997	6,930,260
Average Debt	19,675,851	15,677,522	14,557,370	10,672,331	6,083,953
Average Total equity	2,498,831	2,312,781	916,219	850,219	594,097

Ratios
Yield on individually acquired retail installment contracts	17.8%	18.4%	19.2%	19.7%	22.5%
Yield on purchased receivables portfolios	13.5	11.2	12.0	14.8	22.4
Yield on interest-earning assets	17.4	15.9	15.9	17.1	20.8
Cost of interest-bearing liabilities	2.1	2.4	2.9	3.0	3.9
Efficiency ratio	18.8	19.5	21.2	20.2	18.8
Return on average assets	3.1	4.0	4.9	3.7	3.0
Return on average equity	27.8	31.8	86.0	51.5	35.3
Net chargeoff ratio	5.8	5.5	6.3	5.9	9.4
Delinquency ratio, end of period	4.5	4.6	4.1	3.4	6.0
Tangible common equity to tangible assets	9.7	11.3	11.0	3.8	6.8
Common stock dividend payout ratio	41.6	102.8	60.6	91.3	0.0

“Yield on interest-earning assets” is defined as the ratio of Interest and fees on finance receivables and loans to Average gross finance receivables and loans.

“Cost of interest-bearing liabilities” is defined as the ratio of Interest expense to Average debt during the period.

“Efficiency ratio” is defined as the ratio of Costs and expenses to the sum of Net interest margin and Other income.

“Return on average assets” is defined as the ratio of Net income to Average total assets.

“Return on average equity” is defined as the ratio of Net income to Average total equity.

“Net charge-off ratio” is defined as the ratio of Charge offs, net of recoveries, to Average gross finance receivables and loans.

“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross finance receivables and loans.

“Tangible common equity to total tangible assets ratio” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets excluding Goodwill and intangible assets.

“Common stock dividend ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to Santander Consumer USA Holdings Inc. shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

We are a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. We believe that, since our founding in 1995, we have achieved strong brand recognition in the nonprime vehicle finance space. We mainly originate loans indirectly through manufacturer-franchised and selected independent automotive dealers, as well as through relationships with national and regional banks and OEMs. We also directly originate and refinance vehicle loans online. In February 2013, we entered into a ten-year agreement with Chrysler whereby we originate private-label loans and leases under the Chrysler Capital brand. With this agreement, we are now the preferred financing provider for all of Chrysler’s retail consumers, including both prime and nonprime customers. From May 1, 2013, the effective date of the agreement, through December 31, 2013, 30% of our retail installment contract origination volume has been prime, as compared to only 14% in 2012, the last full year prior to our entry into the agreement. In addition, we have several relationships through which we provide unsecured consumer loans, and we have recently expanded into private label credit cards and other consumer finance products. We generate revenues and cash flows through interest and other finance charges on our loans and leases. We also earn servicing fee income on our serviced for others portfolios, which consist of loans that we service but do not own and do not report on our balance sheet.

We have demonstrated significant access to the capital markets by funding our operations through securitization transactions and committed credit lines. We raised a total of over $26 billion of ABS for the years ended 2010 through 2013, and we were the largest issuer of retail auto ABS in 2011, 2012, and 2013. We have significant bank funding relationships, with third-party banks and Santander currently providing approximately $14.6 billion and $4.5 billion, respectively, in committed financing. In addition, we have flow agreements in place with Bank of America and SBNA to fund Chrysler Capital business. We have produced consistent, controlled growth and robust profitability in both growth periods and economic downturns. We have been profitable every year for the past ten years, we delivered an average return on assets of 3.7% from 2009 to 2013 and a return on total common equity of more than 27% in each of those years.

How We Assess Our Business Performance

Net income attributable to our shareholders, and the associated return on equity, are the primary metrics by which we judge the performance of our business. Accordingly, we closely monitor the primary drivers of net income:

•	Net financing income — We track the spread between the interest and finance charge income earned on our assets and the interest expense incurred on our liabilities, and continually monitor the components of our yield and our cost of funds. In addition, we monitor external rate trends, including the Treasury swap curve and spot and forward rates.

•	Net credit losses — Each of our loans and leases is priced using our risk-based proprietary models. The profitability of a loan is directly connected to whether or not the actual net credit losses are consistent with forecasted losses; therefore, we closely analyze credit performance. We perform this analysis at the vintage level for individually acquired retail installment contracts and at the pool level for purchased portfolios, enabling us to pinpoint drivers of any unusual or unexpected trends. We also monitor recovery rates, both industry-wide and our own, because of their contribution to the severity of our charge offs. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimation.

•	Costs and expenses — We assess our operational efficiency using our cost-to-income ratio. We perform extensive analysis to determine whether observed fluctuations in cost and expense levels indicate a trend or are the nonrecurring impact of large projects. Our cost and expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist us in assessing profitability by pool and vintage.

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor new business volume along with annual percentage rate (“APR”) and discounts (including subvention and net of dealer participation).

Recent Developments and Other Factors Affecting Our Results of Operations

Chrysler Capital

Effective May 1, 2013, we became the preferred provider for Chrysler’s consumer loans and leases and dealer loans under terms of a ten-year Master Private Label Financing Agreement (“Chrysler Agreement”). Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. In connection with entering into the Chrysler Agreement, we paid Chrysler a $150 million upfront, nonrefundable fee, which is being amortized over the ten-year term as an adjustment to finance and other interest income. We have also executed an Equity Option Agreement with Chrysler, whereby Chrysler may elect to purchase an equity participation of any percentage in the Chrysler Capital portion of our business at fair market value.

Under the Chrysler Agreement, we have agreed to specific transition milestones related to market penetration rates, approval rates, dedicated staffing, and service-level standards for the initial year following launch. If the transition milestones are not met in the first year, the agreement may terminate and we may lose the ability to operate as Chrysler Capital. Subsequent to the first year, we must continue to meet penetration and approval rate targets and maintain service-level standards or the agreement can be terminated. Our penetration rate targets, which are measured as of the end of each year of the Chrysler Agreement (April 30), for years one through five of the Chrysler Agreement are 31%, 44%, 54%, 64% and 65%, respectively. During the period from the May 1, 2013 launch of the Chrysler Capital business through December 31, 2013, we originated over $7.5 billion of Chrysler Capital retail installment contracts and over $2.4 billion of Chrysler Capital vehicle leases resulting in a penetration rate of 26.4% as of December 31, 2013, and we expect to meet and exceed our penetration rate target for year one of the agreement. We expect these volumes to continue and that we will achieve the targets in the Chrysler Agreement. The Chrysler Agreement could also be terminated in the event of a change in control of SCUSA, which, as defined in the agreement, would occur if both a single shareholder acquired more than 20% of our outstanding shares of common stock and SHUSA owned fewer shares than that shareholder.

The Chrysler Agreement requires that we maintain $5.0 billion in funding available for certain dealer inventory financing. To meet this requirement, we are party to a flow agreement with SBNA whereby we provide SBNA with the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elects, SBNA provides the proposed financing. We provide servicing on all loans originated under this arrangement.

The Chrysler Agreement also requires that we maintain at least $4.5 billion of retail financing capacity exclusively for our Chrysler Capital business. To meet this requirement, we maintain a credit facility with seven banks providing an aggregate commitment of $4.55 billion of retail funding exclusively for our Chrysler Capital business.

We also have a committed flow agreement with Bank of America, pursuant to which we are committed to sell up to $300 million per month of the prime loans that Chrysler Capital originates through May 2018. We retain servicing on all loans sold under this agreement.

In addition, we may periodically provide certain automotive dealers, primarily Chrysler-franchised dealerships, with real estate loans and working capital revolving lines of credit. Generally, a dealer must have a floorplan loan with us in order to be eligible for real estate loans and working capital revolving lines of credit from us.

As of December 31, 2013, substantially all of the dealer floorplan loans originated under Chrysler Capital were held by our affiliate, SBNA, under the terms of either of two agreements, a flow agreement entered into in June 2013 and a sale agreement entered into in August 2013. In November 2013, we entered into an additional sale agreement to sell substantially all of the non-floorplan dealer loans to SBNA.

In February 2014, we entered into a lease flow agreement with SBNA, whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications.

LendingClub

In March 2013, we entered into and began purchasing receivables under certain agreements with LendingClub, a peer-to-peer unsecured lending technology company. The agreements allow us to purchase up to 25% of LendingClub’s total prime originations through March 2016.

In July 2013, we executed additional agreements with LendingClub whereby we are committed to purchase at least the lesser of $30 million per month or 75% of LendingClub’s near-prime originations through July 2015, and the lesser of $30 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017.

LendingClub continues to service the receivables we purchase.

Bluestem

In April 2013, we entered into and began purchasing loans under certain agreements with Bluestem, a retailer that provides unsecured revolving financing to its customers through a relationship with a third party credit issuer. The terms of the agreements include a commitment by us to purchase certain new advances originated by Bluestem, along with existing balances on accounts with new advances, through April 2020. Bluestem continues to service the loans we purchase. We also are required to make a profit-sharing payment to Bluestem each month.

Lending Technology Company

In December 2012, we entered into an agreement with a point-of-sale lending technology company that enables us to review credit applications of certain retail store customers. We began originating unsecured consumer loans under this agreement in October 2013.

LLC Consolidation

Our consolidated financial statements include the results of two limited liability companies, Auto Loan Acquisition 2011-A and Auto Loan Acquisition 2011-B (collectively, the “ALAs”) formed to purchase two retail installment contract portfolios totaling $3.8 billion in the fourth quarter of 2011. Two of the investors in Auto Finance Holdings were the equity investors in the ALAs from the time of their formation until the investors abandoned their interests in the ALAs on August 30, 2013. The ALAs were determined to be variable interest entities (“VIEs”) of which we were the primary beneficiary due to our role as servicer of the portfolios and our potential to absorb losses due to our investment in bonds issued by the ALAs. Accordingly, we included the ALAs in our consolidated financial statements. However, as we had no equity interest in the ALAs prior to the abandonment, the entire comprehensive income and net assets of the ALAs were reported as noncontrolling interests. As a result of the abandonment, we have full ownership of the ALAs and continue to include them in our consolidated financial statements, but no longer report noncontrolling interests related to their activities.

Stock Compensation

Beginning in 2012, we granted stock options to certain executives and other employees under the Santander Consumer USA Inc. 2011 Management Equity Plan (the “Management Equity Plan”). The Management Equity Plan is administered by our board of directors and enables us to make stock awards up to a total of approximately 29 million common shares, or 8.5% of our equity as of December 31, 2011. Stock options granted have an exercise price based on the estimated fair market value of our common stock on the grant date. The stock options expire after ten years and include both time vesting and performance vesting options. Generally, no shares obtained through exercise of stock options may be transferred until December 31, 2016; however, our board of directors has approved the amendment of option award agreements with respect to options previously granted under the Management Equity Plan (the “Amended Options”) and the amendment of the Management Shareholders Agreements effective as of and subject to the occurrence of an IPO to remove certain of these transfer restrictions with respect to shares underlying a portion of such outstanding options and provide for additional transfer restrictions with respect to shares underlying another portion of such outstanding options.

The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Prior to the amendments that took effect upon the IPO, all options had a restriction such that until the later of an IPO or December 31, 2016, if an option holder terminated employment, we had the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee was terminated for cause or voluntarily left the Company without good reason, the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee was terminated without cause or voluntarily left the Company with good reason, the repurchase price would be the fair market value at the date of repurchase. We believe that our repurchase right caused the IPO to constitute an implicit vesting condition and therefore did not record any stock compensation expense related to the Management Equity Plan prior to the IPO. As of December 31, 2013, there was approximately $142 million of unrecognized compensation cost related to stock options granted but for which the IPO implicit vesting condition had not been met. We recognized approximately $118 million of this expense on a pre-tax basis upon occurrence of the IPO, with the remainder to be recognized over the remaining vesting period.

Upon the IPO, we granted additional options to certain executives and our independent director under terms of the Management Equity Plan. The fair value of these additional options is approximately $15 million and will be amortized into income over the vesting period as time and, if applicable, performance vesting conditions are met.

In December 2013, we granted restricted shares to certain executives under the Santander Consumer USA Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan is administered by our board of directors and enables us to grant awards of nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of our common stock up to a total of 5,192,640 common shares. The value of restricted shares is based on the estimated fair market value of our common stock on the grant date. The restricted shares vest ratably over five years, subject to continued employment.

The fair value of any instruments issued under the Omnibus Incentive Plan is amortized into income over the vesting period as time and performance vesting conditions are met. Total compensation cost related to the restricted shares granted in December 2013 was approximately $12 million and will be recognized over the five-year vesting period of the shares. An insignificant amount of compensation cost relating to the restricted shares was recorded during the year ended December 31, 2013.

Our Reportable Segment

The Company has one reportable segment: Consumer Finance. This segment includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and watercraft. It also includes our unsecured personal loan and point-of-sale financing operations.

Originations and Acquisitions

Our volume of individually acquired loans and leases, including net balance increases on revolving loans, average “APR” and average discount during the years ended December 31, 2013, 2012, and 2011 have been as follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(Dollar amounts in thousands)
Retail installment contracts	$16,551,354	$8,575,730	$5,653,346
Average APR (%)	14.7	17.2	17.0
Average discount (%)	2.7	4.3	3.9

Purchased Pools	$—	$130,270	$4,086,070
Average discount (%)	—	9.2	6.3

Unsecured consumer loans	$1,181,597	$—	$—
Average APR (%)	23.3	—	—
Average discount (%)	5.0	—	—

Receivables from dealers	$389,833	$18,180	$4,138
Average APR (%)	3.2	3.8	3.8
Average discount (%)	—	—	—

Leases	$2,420,882	$—	$—

We record interest income from individually acquired retail installment contracts, unsecured consumer loans and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving unsecured loans, for which we continue to accrue interest until charge off at 180 days past due. Receivables from dealers and term unsecured consumer loans generally are not acquired at a discount. We amortize discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. We amortize the discount, if applicable, on revolving unsecured consumer loans straight-line over the estimated period over which the receivables are expected to be outstanding.

For individually acquired retail installment contracts, unsecured consumer loans and receivables from dealers, we also establish a loan loss allowance for the estimated losses inherent in the portfolio. We estimate probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions such as unemployment rates.

We classify our vehicle leases as operating leases. The net capitalized cost of each lease is recorded as an asset, which is depreciated straight-line over the contractual term of the lease to the expected residual value. Lease payments due from customers are recorded as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease are amortized straight-line over the contractual term of the lease.

Historically, our primary means of acquiring retail installment contracts was through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any material pools during years ended December 31, 2013 and 2012. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record a loan loss provision to account for the worsening performance.

Results of Operations

This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Report. Prior to consummation of the Reorganization in January 2014, Santander Consumer USA Holdings Inc. did not engage in any operations or conduct any activities other than those incidental to its formation and the Reorganization and preparations for the IPO. It had only nominal assets and no liabilities prior to the consummation of the Reorganization. Following the consummation of the Reorganization, its assets include shares of Santander Consumer USA Inc., which is its wholly owned subsidiary and operating company. See “Reorganization.” Accordingly, the discussion below is based solely on the historical financial statements of Santander Consumer USA Holdings Inc.

The following table presents our results of operations for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
	(Dollar amounts in thousands)
Interest and fees on finance receivables and loans	$3,773,072	$2,935,780	$2,580,189
Operating leases	154,939	—	—
Other finance and interest income	6,010	12,722	14,324

Total finance and other interest income	3,934,021	2,948,502	2,594,513
Interest expense	408,787	374,027	418,526
Leased vehicle expense	121,541	—	—

Net interest margin	3,403,693	2,574,475	2,175,987
Provision for loan losses	1,852,967	1,122,452	819,221

Net interest margin after provision for loan losses	1,550,726	1,452,023	1,356,766
Profit sharing	78,246	—	—

Net interest margin after provision for loan losses and profit sharing	1,472,480	1,452,023	1,356,766
Total other income	311,566	295,689	452,529
Total costs and expenses	698,958	559,163	557,083

Income before income taxes	1,085,088	1,188,549	1,252,212
Income tax expense	389,418	453,615	464,034

Net income	695,670	734,934	788,178
Noncontrolling interests	1,821	(19,931)	(19,981)

Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$697,491	$715,003	$768,197

Net income	$695,670	$734,934	$788,178

Change in unrealized gains (losses) on cash flow hedges, net of tax	9,563	7,271	(5,677)
Change in unrealized gains on investments available for sale, net of tax	(3,252)	(4,939)	(6,340)

Other comprehensive income, net	6,311	2,332	(12,017)

Comprehensive income	701,981	737,266	776,161
Comprehensive (income) loss attributable to noncontrolling interests	953	(22,180)	(16,815)

Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$702,934	$715,086	$759,346

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Interest and Fees on Finance Receivables and Loans

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$3,227,845	$2,223,833	$1,004,012	45%
Income from purchased receivable portfolios	410,213	704,770	(294,557)	(42%)
Income from receivables from dealers	6,663	7,177	(514)	(7%)
Income from unsecured consumer loans	128,351	—	128,351

Total interest and fees on finance receivables and loans	$3,773,072	$2,935,780	$837,292	29%

Income from individually acquired retail installment contracts increased $1.0 billion, or 45%, from 2012 to 2013, or slightly less than the growth in the average outstanding balance of our portfolio of these contracts by 49%, due to the larger proportion of lower-yielding prime assets in our portfolio in 2013.

Income from purchased receivables portfolios decreased $295 million, or 42%, from 2012 to 2013 due to the continued runoff of the portfolios, as we have made no significant portfolio acquisitions since 2011. The average balance of the portfolios decreased from $6.3 billion in 2012 to $3.0 billion in 2013. The impact of the decrease in portfolio size was partially offset by increased accretion income due to improved performance on certain acquired pools.

Income from receivables from dealers decreased from prior year, despite the origination of Chrysler Capital dealer loans for the first time in 2013, due to the higher proportion in 2013 of collateralized loans, which bear a lower interest rate.

Income from unsecured consumer loans includes interest and fees earned on our unsecured revolving and term consumer loans, all of which were acquired in 2013. It also includes accretion of discount on our unsecured revolving consumer loans.

Leased Vehicle Income and Expense

	For The Year Ended
	December 31, 2013	December 31, 2012
	(Dollar amounts in thousands)
Leased vehicle income	$154,939	$—
Leased vehicle expense	121,541	—

	$33,398	$—

The Company began originating vehicle leases in 2013 due to the Chrysler Capital agreement effective May 1, 2013. Leased vehicle revenue includes customer payments and the accretion of manufacturer incentive payments and discounts, net of amortization of initial direct costs incurred in connection with origination of the leases and amortization of dealer participation. Leased vehicle expense includes depreciation of the leased vehicle and gains and losses on sale of vehicle upon lease termination.

Interest Expense

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$376,702	$311,132	$65,570	21%
Interest expense on derivatives	32,080	61,644	(29,564)	(48%)
Other interest expense	5	1,251	(1,246)	(100%)

Total interest expense	$408,787	$374,027	$34,760	9%

Interest expense on notes payable increased $66 million, or 21%, from 2012 to 2013, less than the growth in average debt outstanding of 26%, due to the more favorable interest rates on our most recent secured structured financings.

Interest expense on derivatives decreased $30 million, or 48%, from 2012 to 2013 primarily due to the $13 million more favorable positive impact of mark-to-market adjustments on trading derivatives in 2013 as compared to 2012, as interest rates moved more favorably on our positions. We also incurred approximately $17 million less interest expense on our derivatives, despite an increasing notional balance outstanding, due to the more favorable interest rate environment in 2013.

Provision for Loan Losses

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollar amounts in thousands)
Provision for loan losses on individually acquired retail installment contracts	$1,651,416	$1,119,074	$532,342	48%
Incremental increase in allowance related to purchased receivable portfolios	7,716	3,378	4,338	128%
Provision for loan losses on receivables from dealers	1,090	—	1,090
Provision for loan losses on unsecured consumer loans	192,745	—	192,745

Provision for loan losses	$1,852,967	$1,122,452	$730,515	65%

Provision for loan losses on our individually acquired retail installment contracts increased $532 million, or 48%, from 2012 to 2013, driven by faster portfolio growth and an increase in the net charge off rate. Our portfolio of individually acquired retail installment contracts grew by 50% in 2013, up from 42% in 2012, due to the higher current year origination volume, primarily driven by Chrysler Capital business. Our net charge off rate increased from prior year due to increased competition having made it more difficult for lenders, including us, to price for incremental risk.

The allowance for purchased receivables decreased $7.7 million in 2013 as compared to $3.4 million in 2012, primarily due to an enhancement to the impairment model. To better reflect the behavior of the purchased receivables portfolios as they become more seasoned, during 2013 we adjusted the volatility factor that is applied to the loss estimates in this model. The impact of this change was a $36.8 million decrease to the allowance related to purchased receivables portfolios.

We began recording provision on receivables from dealers and unsecured consumer loans in 2013 due to our entry into the Chrysler dealer loan business and the unsecured lending business.

Profit Sharing

	For The Year Ended
	December 31,	December 31,
	2013	2012
	(Dollar amounts in thousands)
Profit sharing	$78,246	$—

Profit sharing includes revenue sharing payments due to Chrysler Group based on a portion of net interest income on consumer loans and leased vehicle income originated under the Chrysler Capital business since May 1, 2013. Payments are accrued as incurred and paid quarterly in arrears, beginning in July 2013. Profit sharing also includes profit sharing payments due to the originator and servicer of the Company’s unsecured revolving loan portfolio. Payments are accrued as incurred and paid monthly in arrears, beginning in June 2013.

Other Income

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollar amounts in thousands)
Gain on sale of receivables	$40,689	$—	$40,689
Servicing fee income	25,464	34,135	(8,671)	(25%)
Fees, commissions and other	245,413	261,554	(16,141)	(6%)

Total other income	$311,566	$295,689	$15,877	5%

Average serviced for others portfolio	$2,864,940	$2,973,711	$(108,771)	(4%)

Gain on sale of receivables is primarily comprised of the gains recognized on off-balance sheet securitizations on our new Chrysler Capital platform. The Company executed two such securitizations in the fourth quarter of 2013, selling a total of approximately $1.1 billion in loans and recognizing a total gain of approximately $25 million. Gain on sale of loans also includes the total $15 million in gains on monthly sales totaling $1.4 billion in loans to Bank of America under terms of a flow agreement, as well as the approximately $1 million gain on the sales of approximately $222 million in dealer loans to SBNA in 2013.

We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income decreased 25% in 2013 as compared to the prior year, due to the decline in our average third-party serviced portfolio, in addition to the growth of lower-yielding recently originated prime assets as a percentage of the serviced portfolio.

Fees, commissions, and other decreased $16 million, or 6%, from 2012 to 2013 despite the increase in total owned and serviced portfolio size. The decrease was driven by a decline in deficiency income (proceeds on loans that were charged off prior to our acquiring them) from $94 million in 2012 to $41 million in 2013.

Costs and Expenses

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollar amounts in thousands)
Salary and benefits expense	$305,056	$225,159	$79,897	35%
Servicing and repossession expense	147,543	136,554	10,989	8%
Other operating costs	246,359	197,450	48,909	25%

Total costs and expenses	$698,958	$559,163	$139,795	25%

Total costs and expenses increased 25% from 2012 to 2013, due to the increases in headcount and incentive compensation and servicing and repossession expense driven by growth in our portfolio. Despite the increase in costs, our efficiency ratio improved from prior year as revenues from the new lines of business exceeded the increase in costs.

Income Tax Expense

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$389,418	$453,615	$(64,197)	(14%)
Income before income taxes	1,085,088	1,188,549	(103,461)	(9%)
Effective tax rate	35.9%	38.2%

Our effective tax rate decreased from 38.2% in 2012 to 35.9% in 2013, primarily due to partial releases in 2013 of a valuation allowance established in 2012 for capital loss carryforwards for which we did not have a plan to recognize offsetting capital gains, enabling recognition of the losses before their expiration in 2017. Deficiency balance sales in 2013 resulted in the realization for tax purposes of capital gains that partially offset the capital losses carried forward from the prior year.

Other Comprehensive Income (Loss)

	For The Year Ended		Increase (Decrease)
	December 31,	December 31,
	2013	2012	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$9,563	$7,271	$2,292	32%
Change in unrealized gains on investments available for sale, net of tax	(3,252)	(4,939)	1,687	(34%)

Other comprehensive income (loss), net	$6,311	$2,332	$3,979	171%

The positive changes in unrealized gain (loss) on cash flow hedges were driven by the maturity of hedges and the resulting recognition in income of losses previously accumulated in other comprehensive income (loss).

The decrease in unrealized gains on our investments was smaller in 2013 than in 2012 as the bonds continued to amortize and were paid off in August 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Interest and Fees on Finance Receivables and Loans

	Year Ended		Increase (Decrease)
	December 31,	December 31,
	2012	2011	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$2,223,833	$1,695,538	$528,295	31%
Income from purchased receivables portfolios	704,770	870,257	(165,487)	(19%)
Income from receivables from dealers	7,177	14,394	(7,217)	(50%)

Total finance and other interest income	$2,935,780	$2,580,189	$355,591	14%

Income from individually acquired retail installment contracts increased by $528 million, or 31%, driven by the 37% increase in the average outstanding balance of our portfolio of individually acquired loans (from $8.8 billion in 2011 to $12.1 billion in 2012). This increase was in turn driven by strong origination volume, as originations increased from $5.7 billion in 2011 to $8.6 billion in 2012.

Income from purchased receivables portfolios decreased $165 million, or 19%, as a result of the 13% decrease in the average outstanding balance of our purchased receivables portfolios, from $7.3 billion in 2011 to $6.3 billion in 2012. This decrease was driven by the runoff of the purchased pools, most of which were purchased prior to 2011, with the exception of two pools totaling $3.8 billion that were previously serviced for a third party but were consolidated beginning in December 2011.

Income from receivables from dealers decreased 50%, primarily due to the paydown of the residual warehouse credit facility with a third-party vehicle dealer and lender from $200 million to $100 million during 2011.

Interest Expense

	Year Ended		Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$311,132	$289,513	$21,619	7%
Interest expense on derivatives	61,644	122,257	(60,613)	(50%)
Other interest expense	1,251	6,756	(5,505)	(81%)

Total interest expense	$374,027	$418,526	$(44,499)	(11%)

Interest expense on notes payable increased 7%, due to the 8% increase in average debt outstanding.

Interest expense on derivatives decreased $61 million, primarily due to the $8 million positive impact of mark-to-market adjustments on trading derivatives in 2012 versus the $37 million negative impact of mark-to-market adjustments on these derivatives in 2011, as interest rates moved more favorably on our positions in 2012 versus 2011. We also incurred approximately $15 million less interest expense on our derivatives in 2012, despite maintaining a consistent notional balance outstanding, due to the more favorable interest rate environment.

Provision for Loan Losses

	Year Ended		Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Dollar amounts in thousands)
Provision for loan losses on individually acquired retail installment contracts	$1,119,074	$741,559	$377,515	51%
Incremental increase in allowance related to purchased receivables portfolios	3,378	77,662	(74,284)	(96%)

Provision for loan losses on retail installment contracts	$1,122,452	$819,221	$303,231	37%

Total provision for loan losses on our individually acquired loans increased $378 million, or 51%, primarily as a result of the 37% increase in the average balance of our organic loan portfolio. We also increased loan loss allowance coverage from 9.9% at December 31, 2011 to 11.0% at December 31, 2012 as we observed an increase in the average time period between the first sign of events that may result in delinquency and actual charge off.

The allowance on purchased receivables increased $3 million in 2012 as compared to $78 million in 2011 due to the run off of the portfolios and overall less deterioration in performance.

We did not record a provision for loan losses on receivables from dealers in 2012 or 2011 due to the immateriality of projected losses. We had no unsecured consumer loans in 2012 or 2011.

Other Income

	Year Ended		Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Dollar amounts in thousands)
Servicing fee income	$34,135	$251,394	$(217,259)	(86%)
Fees, commissions, and other	261,554	201,135	60,419	30%

Total other income	$295,689	$452,529	$(156,840)	(35%)

Average serviced for others portfolio	$2,973,711	$7,833,390	$(4,859,679)	(62%)

Servicing fee income decreased $217 million, or 86%, primarily reflecting the 62% decline in our average third-party serviced portfolio. In December 2011, the results of two LLCs formed to purchase two retail installment contract portfolios totaling $3.8 billion previously serviced by us under a third-party agreement were consolidated in our financial statements. As a result, we now earn finance and other income from this portfolio instead of servicing fee income. This portfolio had a higher average servicing fee than the remaining serviced portfolios due to servicer incentive payments earned, resulting in a larger percentage decline in servicing fee income than in average assets serviced. We remain the servicer of the portfolio but do not report the servicing fee as income as it is eliminated against servicing fee expense in consolidation. Serviced portfolios continue to run off and we entered into no new servicing contracts.

Fees, commissions, and other increased $60 million, or 30%, primarily attributable to higher customer fees on our owned portfolio, as well as a $15 million increase in income from purchased deficiencies.

Costs and Expenses

	Year Ended		Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Dollar amounts in thousands)
Salary and benefits expense	$225,159	$213,688	$11,471	5%
Servicing and repossession expense	136,554	155,857	(19,303)	(12%)
Other operating expenses	197,450	187,538	9,912	5%

Total costs and expenses	$559,163	$557,083	$2,080	0%

Total costs and expenses remained flat, totaling $559 million in 2012 compared to $557 million in 2011. Salary and benefits expense growth reflects an increase in headcount and incentive compensation year-over-year to support our originations growth. Servicing and repossession expenses decreased due to lower repossession costs during 2012. Other operating expenses increased, reflecting additional investment in IT infrastructure. Our efficiency ratio decreased from 21.2% in 2011 to 19.5% in 2012, primarily due to the lower servicing expenses in 2012 as our cost structure permits us to increase our serviced portfolio without a directly corresponding increase in cost.

Income Tax Expense

	Year Ended		Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$453,615	$464,034	$(10,419)	(2%)
Income before income taxes	1,188,549	1,252,212	(63,663)	(5%)
Effective tax rate	38.2%	37.1%

Our effective tax rate increased from 37.1% for the year ended December 31, 2011 to 38.2% for the year ended December 31, 2012, primarily driven by a $22.4 million valuation allowance established in 2012 for capital loss carryforwards for which we did not have a plan to recognize offsetting capital gains enabling recognition of the losses before their expiration in 2017.

Other Comprehensive Income (Loss)

	Year Ended		Increase (Decrease)
	December 31, 2012	December 31, 2011	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$7,271	$(5,677)	$12,948	228%
Change in unrealized gains (losses) on investments available for sale, net of tax	(4,939)	(6,340)	1,401	22%

Other comprehensive income (loss), net	$2,332	$(12,017)	$14,349	119%

Unrealized gains (losses) on cash flow hedges are affected by interest rate movements. The positive change in unrealized gains (losses) on cash flow hedges in 2012 as compared to the negative change in 2011 was driven by more favorable interest rate movements on our cash flow hedges, consistent with the trend in mark-to-market impact we experienced on our trading hedges as described in “— Interest Expense.”

The negative change in unrealized gains (losses) on investments available for sale in 2012 and 2011 represents the decline in gross unrealized gains on our investments in securitization bonds issued by an automobile retail company as the bonds are amortized. Additionally, the market price at December 31, 2012 was lower than the price at December 31, 2011. The bonds maintained a market price above par value throughout 2012 and 2011.

Credit Quality

Loans and Other Finance Receivables

Nonprime loans comprise 85% of our portfolio as of December 31, 2013. We record an allowance for loan losses to cover expected losses on our individually acquired retail installment contracts and other loans and receivables. For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording a provision for loan losses only if performance is worse than expected at purchase.

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivable Portfolios	Total	Receivables from Dealers	Unsecured Consumer Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778
Loan loss allowance	(2,132,634)	(226,356)	(2,358,990)	(1,090)	(179,350)
Discount	(573,462)	(81,216)	(654,678)	—	(32,831)
Capitalized origination costs	33,936	—	33,936	—	592

Net carrying balance	$18,566,121	$1,653,488	$20,219,609	$94,745	$954,189

Allowance and discount as a percentage of unpaid principal balance	13%	16%	13%	1%	18%

	December 31, 2012
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivable Portfolios	Total	Receivables from Dealers
	(Dollar amounts in thousands)
Unpaid principal balance	$14,186,712	$4,406,891	$18,593,603	61,894
Loan loss allowance	(1,555,362)	(218,640)	(1,774,002)	—
Discount	(348,571)	(293,097)	(641,668)	—
Capitalized origination costs	25,993	—	25,993	—

Net carrying balance	$12,308,772	$3,895,154	$16,203,926	$61,894

Allowance and discount as a percentage of unpaid principal balance	13%	12%	13%	0%

Delinquency

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, our delinquencies have been highest in the period from November through January due to consumers’ holiday spending.

The following is a summary of retail installment contracts held for investment that are (i) 31-60 days delinquent and (ii) more than 60 days delinquent but not yet in repossession:

	December 31, 2013				December 31, 2012
	Retail Installment Contracts Held for Investment		Unsecured Consumer Loans		Retail Installment Contracts Held for Investment
	Dollars (in thousands)	Percent (1)	Dollars (in thousands)	Percent (1)	Dollars (in thousands)	Percent (1)
31-60 days past due	$2,050,688	8.8%	$28,102	2.4%	$1,824,955	9.8%
Greater than 60 days past due (non-performing)	1,037,013	4.5%	65,360	5.6%	865,917	4.7%

Total delinquent contracts	$3,087,701	13.3%	$93,462	8.0%	$2,690,872	14.5%

(1)	Percent of unpaid principal balance

All of our receivables from dealers and all of our retail installment contracts held for sale were current as of December 31, 2013.

Credit Loss Experience

The following is a summary of our net losses and repossession activity on our finance receivables for the years ended December 31, 2013, 2012, and 2011.

	For the Year Ended December 31,
	2013		2012	2011
	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts - Held for Investment	Retail Installment Contracts - Held for Investment
	(Dollar amounts in thousands)
Principal outstanding at period end	$23,199,341	$1,165,778	$18,593,603	$18,620,800
Average principal outstanding during the period (1)	$21,064,817	$425,229	$18,391,523	$16,113,117
Number of receivables outstanding at period end	1,620,809	1,659,736	1,548,944	1,683,628
Average number of receivables outstanding during the period (1)	1,580,233	798,328	1,605,211	1,333,231
Number of repossessions (2)	181,721	n/a	175,665	144,299
Number of repossessions as a percent of average number of receivables outstanding	11.50%	n/a	10.94%	10.82%
Net losses	$1,253,077	$13,395	$1,008,454	$1,025,133
Net losses as a percent of average principal amount outstanding	5.95%	3.15%	5.48%	6.36%

(1)	Average unsecured consumer loans reflect averages since program inception in March 2013.
(2)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.

We have had no charge offs on our receivables from dealers.

Deferrals and Troubled Debt Restructurings

In accordance with our policies and guidelines, we, at times, offer payment deferrals to borrowers on our retail installment contracts, whereby the consumer is allowed to move up to three delinquent payments to the end of the loan. Our policies and guidelines limit the number and frequency of deferrals that may be granted to one every six months and eight over the life of a loan. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	December 31, 2013		December 31, 2012		December 31, 2011
	(Dollar amounts in thousands)
Never deferred	$17,532,461	75.6%	$13,133,195	70.6%	$12,593,162	67.6%
Deferred once	2,935,099	12.7%	2,665,768	14.3%	3,376,506	18.1%
Deferred twice	1,356,957	5.8%	1,506,115	8.1%	1,789,918	9.6%
Deferred 3 - 4 times	1,311,791	5.7%	1,255,805	6.8%	848,128	4.6%
Deferred greater than 4 times	63,033	0.3%	32,720	0.2%	13,086	0.1%

Total	$23,199,341		$18,593,603		$18,620,800

We evaluate the results of our deferral strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as troubled debt restructurings (“TDRs”) used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.

If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, or an extension of the maturity date. The servicer also may grant concessions on our unsecured consumer loans in the form of principal or interest rate reductions or payment plans. The following is a summary of the principal balance as of December 31, 2013 and 2012 of loans that have received these modifications and concessions:

	December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,040,917	$—	$895,557
Bankruptcy related accounts	130,369	1,792	138,257
Extension of maturity date	116,039	—	38,520
Interest rate reduction	92,329	6,599	36,045
Other	48,058	—	69,750

Total modified loans	$1,427,712	$8,391	$1,178,129

A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
	(Dollar amounts in thousands)
Total TDR principal	$2,604,351	$8,391	$1,483,080
Accrued interest	70,965	—	43,813
Discount	(70,321)	(274)	(36,440)
Origination costs	4,161	5	2,717

Outstanding recorded investment	2,609,156	8,122	1,493,170
Allowance for loan losses	(475,128)	(2,345)	(251,187)

Outstanding recorded investment, net of allowance	$2,134,028	$5,777	$1,241,983

A summary of the principal balance on our performing and nonperforming TDRs as of the dates indicated is as follows:

	December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
	(Dollar amounts in thousands)
Current	$1,690,893	6,120	$860,385
31-60 days past due	556,489	875	383,255
Greater than 60 days past due (non-performing)	356,969	1,396	239,440

Total TDRs	$2,604,351	$8,391	$1,483,080

As of December 31, 2013 and 2012, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

Liquidity and Capital Resources

We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations primarily through securitization in the ABS market and committed credit lines from third-party banks and Santander. In addition, we utilize large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $2.6 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.

In the second quarter of 2013, launches of our Chrysler Capital brand and our unsecured lending program drove a significant increase in origination volume to a company-record production for the year of approximately $20.5 billion. We are executing more frequent securitization transactions, as well as continuing to add additional credit facilities and flow agreements, to fund the increased origination volume from our Chrysler Capital and unsecured lending business.

Our revolving credit facilities consisted of the following:

	December 31, 2013
	(Dollar amounts in thousands)
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2014	$483,738	$500,000	0.82%	$757,352	$—
Warehouse line	Various (a)	159,300	1,219,474	3.62%	232,015	3,667
Warehouse line (b)	April 2015	613,600	4,550,000	2.12%	745,759	15,184
Warehouse line (c)	June 2015	1,360,070	2,000,000	0.96%	1,672,082	42,510
Warehouse line	July 2015	495,786	500,000	0.85%	598,754	25,056
Warehouse line (d)	September 2015	73,080	200,000	2.84%	76,807	2,701
Repurchase facility (e)	Various	879,199	879,199	1.59%	—	—
Warehouse line	December 2015	210,000	750,000	1.84%	302,632	—
Warehouse line (f)	November 2016	175,000	175,000	1.72%	—	—

Total facilities with third parties		4,449,773	10,773,673		4,385,401	89,118

Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.48%	10,674	—
Line of credit	December 2018	—	500,000	3.10%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.09%	—	—
Line of credit	December 2018	1,400,000	1,750,000	2.58%	93,969	—

Total facilities with Santander and related subsidiaries		3,650,000	4,500,000		104,643	—

Total revolving credit facilities		$8,099,773	$15,273,673		$4,490,044	$89,118

(a)	One-fourth of the outstanding balance on this facility matures in each of the following months: March 2014, November 2014, March 2015, and November 2015.
(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance. On January 8, 2014, the maturity date of this facility was extended to January 2016.
(c)	On January 8, 2014, the maturity date of this facility was extended to December 2015.
(d)	This line is held exclusively for unsecured consumer term loans.
(e)	The repurchase facility is collateralized by bonds and residuals we retained from our own securitizations. This facility has rolling 30-day and 90-day maturities.
(f)	This line is collateralized by residuals we retained from our own securitizations.
(g)	These lines are also collateralized by bonds and residuals we retained from our own securitizations. As of December 31, 2013, $1.1 billion of the outstanding balances on credit facilities were unsecured.

Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. Our secured structured financings consisted of the following:

	December 31, 2013
	(Dollar amounts in thousands)
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$632,251	$4,671,749	1.04% - 1.44%	$1,143,435	$205,190
2011 Securitizations	October 2015 - September 2017	1,218,208	5,605,609	1.21% - 2.80%	1,634,220	195,854
2012 Securitizations	November 2017 - December 2018	4,061,127	8,023,840	0.92% - 1.68%	5,013,135	383,677
2013 Securitizations	January 2019 - January 2021	5,503,580	6,689,700	0.89% - 1.59%	6,465,840	351,160

Public securitizations (a)		11,415,166	24,990,898		14,256,630	1,135,881

2010 Private issuance	June 2011	219,704	516,000	1.29%	378,434	8,435
2011 Private issuances	December 2018	662,138	4,856,525	1.46% - 1.80%	908,304	36,449
2012 Private issuance	May 2016	30,526	70,308	1.07%	35,378	3,016
2013 Private issuances	September 2018 - September 2020	2,868,353	2,693,754	1.13% - 1.38%	3,554,569	97,100

Privately issued amortizing notes (b)		3,780,721	8,136,587		4,876,685	145,000

Total secured structured financings		$15,195,887	$33,127,485		$19,133,315	$1,280,881

(a)	On January 15, 2014, we issued $1.5 billion in notes in a public securitization.
(b)	On February 13, 2014, we issued $500 million in amortizing notes, backed by vehicle leases, in a private issuance. On February 21, 2014, we issued approximately $743 million in amortizing notes, backed by auto loans, in a private issuance.

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America and SBNA.

Credit Facilities

Third-party Revolving Credit Facilities

Warehouse Lines

Warehouse lines are used to fund new originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Our warehouse lines generally are backed by auto retail installment contracts and, in the case of the Chrysler Capital dedicated facility described below, leases. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. We maintain daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with our liquidity needs.

Our warehouse lines generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for one of our warehouse lines, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurs under one of these agreements, the lenders could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict our ability to obtain additional borrowings under the agreement, and/or remove us as servicer. None of our warehouse lines currently have any ratios above their limits, and we have never had a warehouse line terminated due to failure to comply with any ratio or a failure to meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted warehouse line.

In order to comply with the Chrysler Agreement’s requirement that SCUSA maintain at least $4.5 billion of financing reserved for the exclusive use of providing short-term liquidity needs to support Chrysler retail financing, we entered into a credit facility on April 29, 2013 with seven banks providing an aggregate commitment of $4.55 billion. The facility has an initial term of two years and can be used for both loan and lease financing (with lease financing comprising no more than 50% of the outstanding balance upon advance). The facility requires reduced advance rates in the event of delinquency, net loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facility

We also obtain financing through an investment management agreement whereby we pledge retained subordinate bonds on our own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging from 30 to 90 days. These repurchase agreements provide an aggregate commitment of approximately $1 billion.

Our equity interests in certain of our subsidiaries have been pledged as collateral under certain of our revolving credit facilities.

Santander Credit Facilities

Santander historically has provided, and continues to provide our business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides us with $4.5 billion of long-term committed revolving credit facilities (the “Santander Credit Facilities”).

The Santander Credit Facilities are structured as three and five year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to allow us to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the Santander Credit Facilities at the time of the facilities’ maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

There was an average outstanding balance of approximately $2.9 billion, $1.2 billion, and $3.0 billion under the Santander Credit Facilities during the years ended December 31, 2013, 2012 and 2011, respectively. The maximum outstanding balance during each period was $4.3 billion, $2.2 billion, and $4.9 billion, respectively.

Santander also has provided a $500 million letter of credit facility with a maturity date of December 31, 2014 that we can use as credit enhancement to support increased borrowings on certain third-party credit facilities. We have not used this facility since December 2012. Santander also serves as the counterparty for many of our derivative financial instruments.

Secured Structured Financings

We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We were the largest issuer of retail auto ABS in 2011, 2012, and 2013. SCUSA has issued a total of over $26 billion in retail auto ABS for the years ended 2010 through 2013.

We execute each securitization transaction by selling receivables to securitization trusts (“Trusts”) that issue ABS to investors. In order to attain specified credit ratings for each class of bonds, these securitization transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of ABS issued by the Trusts.

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt in the Trusts, increasing over collateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of overcollateralization is reached and maintained, excess cash flows generated by the Trusts are released to us as distributions from the Trusts. We also receive monthly servicing fees as servicer for the Trusts. Our securitizations each require an increase in credit enhancement levels if Cumulative Net Losses, as defined in the documents underlying each ABS transaction, exceed a specified percentage of the pool balance. None of our securitizations have Cumulative Net Loss percentages above their limits.

Our on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and the notes payable related to the securitized retail installment contracts remain on the consolidated balance sheets. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for loan losses to cover probable loan losses on the retail installment contracts. While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available to satisfy the notes payable related to the securitized retail installment contracts, and are not available to our creditors or our other subsidiaries.

We completed eight securitizations in 2013 and currently have 28 securitizations outstanding in the market with a cumulative ABS balance of over $12 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire new loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateralization pool balance reaches 10% of its original balance.

We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. Historically, all of these private issuances have been collateralized by vehicle retail installment contracts and loans; however, in August 2013, we executed our first private issuance backed by vehicle leases. This issuance had an initial balance of $507 million, with an additional $493 million issued upon execution of an amendment in October 2013. We executed our second private issuance backed by vehicle leases in February 2014.

Flow Agreements

In order to manage our balance sheet and provide funding for our recent significant increase in volume of originations, we are actively seeking to enter into flow agreements under which we will sell, or otherwise source to third parties, loans and leases on a periodic basis. These loans will not be on our balance sheet but may provide a gain on sale and will provide a stable stream of servicing fee income.

On June 13, 2013, we entered into a flow agreement with Bank of America whereby we are committed to sell a contractually determined amount of eligible loans to Bank of America on a monthly basis. The amount sold monthly may vary depending on the amount and credit quality of eligible current month originations and prior month sales. On September 26, 2013, we amended this flow agreement to replace the maximum annual sale amounts with a monthly limit of $300 million and to extend the term of the agreement from December 31, 2015 to May 31, 2018, such that the total maximum committed sales, $17 billion, remains the same. For loans sold, we retain the servicing rights at contractually agreed upon rates. We also will receive or pay a servicer performance payment if net credit losses on the sold loans are lower or higher, respectively, than expected net credit losses at the time of sale. These servicer performance payments are limited to a percentage of principal balance sold or expected losses at time of sale and are not expected to be significant to our total servicing compensation from the flow agreement. As of December 31, 2013, the Company had sold approximately $1.4 billion of loans under this agreement.

On June 28, 2013, we entered into a flow agreement with SBNA whereby we provide the bank with the first right to review and assess dealer lending opportunities and, if the bank elects, to provide the proposed financing. We provide servicing on all loans originated under this arrangement. We also will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. As of December 31, 2013, approximately $200 million of loans had been originated under this agreement. Servicer performance payments earned for the year ended December 31, 2013 totaled approximately $165,000.

On February 4, 2014, we entered into a flow agreement with SBNA whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications. We may review any applications declined by SBNA for our own portfolio. We provide servicing and receive an origination fee on all leases originated under this agreement.

Off-Balance Sheet Financing

On October 24 and November 12, 2013, we executed our first two Chrysler Capital-branded securitizations, both of which were executed under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations were issued to third parties, we recorded these transactions as true sales of the $640 million and $451 million, respectively, of retail installment contracts securitized, and removed these sold assets from our consolidated balance sheets. We intend to execute similar transactions in 2014.

As of December 31, 2013, substantially all of the dealer floorplan loans originated under Chrysler Capital were held by our affiliate, SBNA, under the terms of either of two agreements, a flow agreement entered into in June 2013 and a sale agreement entered into in August 2013. In November 2013, we entered into an additional sale agreement to sell substantially all of the non-floorplan dealer loans to SBNA.

Cash Flow Comparison

We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of retail installment contracts. Our financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollar amounts in thousands)
Net cash provided by operating activities	$2,120,948	$1,442,592	$1,555,596
Net cash used in investing activities	$(8,962,380)	$(64,632)	$(3,563,965)
Net cash provided by (used in) financing activities	$6,781,076	$(1,361,482)	$2,003,777

Cash Provided by Operating Activities

For the year ended December 31, 2013, net cash provided by operating activities of $2.1 billion consisted of net income of $696 million, adjustments for non-cash items of $1.8 billion, and net proceeds from sales of loans of $1.9 billion, partially offset by net purchases of loans held for sale of $2.0 billion and changes in working capital of $314 million. Adjustments for non-cash items consisted primarily of $1.9 billion in provision for credit losses and $291 million in deferred tax expense, partially offset by $471 million in accretion of discount, net of depreciation and amortization of capitalized origination costs. Changes in working capital primarily consisted of a $368 million increase in current taxes receivable due to overpayments.

For the year ended December 31, 2012, net cash provided by operating activities of $1.44 billion consisted of net income of $735 million and adjustments for non-cash items of $832 million, partially offset by a change in working capital of $125 million. Adjustments for non-cash items consisted primarily of $1.12 billion in provision of credit losses and $187 million for depreciation and amortization, partially offset by $273 million in accretion of discount and capitalized origination costs and $196 million in deferred tax benefit.

For the year ended December 31, 2011, net cash provided by operating activities of $1.56 billion consisted of net income of $788 million and adjustments for non-cash items of $877 million, partially offset by change in working capital of $110 million. Adjustments for non-cash items consisted primarily of $819 million in provision of credit losses and $258 million for depreciation and amortization, partially offset by $237 million in accretion of discount and capitalized origination costs. Cash used for changes in working capital and other activities was primarily impacted by $191 million in federal income tax and other taxes partially offset by a $72 million decrease in other assets.

Cash Used in Investing Activities

For the year ended December 31, 2013, net cash used in investing activities of $9.0 billion primarily consisted of $18.1 billion in loan and lease originations and net balance increases on revolving lines, partially offset by $8.1 billion in collections, $913 million in proceeds from loan sales, and $413 million in manufacturer incentives received. Net cash used in investing activities also includes the $150 million upfront fee paid to Chrysler and a $273 million increase in restricted cash.

For the year ended December 31, 2012, net cash used in investing activities of $65 million primarily consisted of $589 million used for retail installment contract originations and acquisitions, net of collections on retail installment contracts, partially offset by changes in restricted cash of $379 million. In addition, net collections on available-for-sale securities and receivables from lenders totaled $159 million.

For the year ended December 31, 2011, net cash used in investing activities of $3.56 billion was primarily impacted by the purchases of and collections on retail installment contracts. Purchases of retail installment contract portfolios during the year were $3.65 billion. Excluding the purchase of these receivables portfolios, net cash inflow on retail installment contracts was $1.21 billion. In addition, restricted cash increased due to $1.16 billion received for the sale of common stock. This cash was used to pay down Santander lines of credit in early 2012.

Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2013, net cash provided by financing activities of $6.8 billion was driven by net advances of $4.7 billion on credit facilities, in addition to net proceeds on new secured structured financings exceeding payments on secured structured financings by $2.2 billion, partially offset by a $290 million dividend.

During the year ended December 31, 2012, net cash used in financing activities of $1.36 billion resulted from payments on notes payable exceeding proceeds by $540 million, in addition to $735 million in dividends.

During the year ended December 31, 2011, net cash provided by financing activities of $2.00 billion resulted from proceeds in notes payable exceeding payments by $1.82 billion, in addition to the $1.16 billion cash infusion in December 2011 from the Equity Transaction, partially offset by $865 million in dividends.

Contingencies and Off-Balance Sheet Arrangements

Litigation

On September 13, 2013, Ally Financial Inc. filed suit against us in the United States District Court for the Eastern District of Michigan in a matter pending as Case No. 13-CV-13929, alleging copyright infringement and misappropriation of trade secrets and confidential information in connection with our launch of Chrysler Capital and, in particular, our offering of floorplan lines of credit to Chrysler dealerships. We consider the allegations to be without merit and intend to vigorously defend the case.

Periodically, we are party to or otherwise involved in other legal proceedings arising in the normal course of business. We have recorded no material reserves for any cases and do not believe that there are any proceedings threatened or pending that would have a material adverse effect on us if determined adversely.

Lending Arrangements

We are obligated to make purchase price holdback payments to a third-party originator of loans that we purchase on a periodic basis, when losses are lower than originally expected.

We have extended revolving lines of credit to certain auto dealers. Under this arrangement, we are committed to lend up to each dealer’s established credit limit.

In March 2013, we entered into certain agreements with LendingClub under which we have the option to purchase up to 25% of LendingClub’s total originations for a term of three years. In July 2013, we entered into certain additional agreements with LendingClub under which we are committed to purchase at least the lesser of $30 million per month or 75% of the lending platform company’s near-prime originations through July 2015, and the lesser of $30 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or cancelled with 90 days’ notice.

In April 2013, we entered into certain agreements with Bluestem. The terms of the agreements include a commitment by us to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, we have not recorded an allowance for unfunded commitments. We are required to make a monthly profit-sharing payment to Bluestem.

Flow Agreements

In June 2013, we entered into a flow agreement that, as amended in September 2013, commits us to sell up to $300 million per month of prime loans to Bank of America. For loans sold, we retain the servicing rights at contractually agreed upon rates. We also will receive or pay a servicer performance payment if net credit losses on the sold loans are lower or higher, respectively, than expected net credit losses at the time of sale.

In June 2013, we entered into a flow agreement with SBNA whereby we provide SBNA with the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elects, SBNA will provide the proposed financing. We provide servicing on all loans originated under this arrangement. We also will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination.

In February 2014, we entered into a flow agreement with SBNA whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications. Any applications declined by SBNA may be reviewed for our own portfolio. We provide servicing and receive an origination fee on all leases originated under this agreement.

Credit Enhancement Arrangements

In connection with the sale of retail installment contracts to securitization trusts, we have made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require us to repurchase loans previously sold. As of December 31, 2013, we had no repurchase requests outstanding.

We have a letter of credit facility in the amount of $500 million from Santander with a maturity date of December 31, 2014 that we can use as credit enhancement to support increased borrowings on certain third-party credit facilities. We have not used this letter of credit facility since December 2012.

Chrysler-related Contingencies

Throughout the ten-year term of our agreement with Chrysler, we are obligated to make quarterly payments to Chrysler representing a percentage of gross profits earned from a portion of the Chrysler Capital consumer loan and lease platform. We also are obligated to make quarterly payments to Chrysler sharing residual gains on leases in quarters in which we experience lease terminations with gains over a specified percentage threshold.

Contractual Obligations

We lease our headquarters in Dallas, Texas, our servicing centers in Texas and Colorado, and an operations facility in California under non-cancelable operating leases that expire at various dates through 2026. We rent printers and postage machines under capital leases that expire in 2014.

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Amounts in thousands)
Operating lease obligations	$4,419	$18,660	$16,019	$57,009	$96,107
Capital lease obligations	51	—	—	—	51
Notes payable - revolving facilities	1,442,587	5,257,186	1,400,000	—	8,099,773
Notes payable - secured structured financings	279,944	3,860,590	6,418,339	4,663,494	15,222,367
Contractual interest on debt	365,514	452,129	239,292	9,455	1,066,390

	$2,092,515	$9,588,565	$8,073,650	$4,729,958	$24,484,688

The above table also does not include purchase commitments under the agreement with a third party retailer we entered into in April 2013, under terms of which we are committed to purchase certain new advances of unsecured revolving financings originated by the retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020.

The above table also does not include purchase commitments under the agreement with a peer-to-peer unsecured lender we entered into in July 2013, under terms of which we are committed to purchase the lesser of $30 million per month or 75% of the lender’s near-prime originations through July 2015, and the lesser of $30 million per month or 50% of the lender’s near-prime originations thereafter through July 2017. This commitment can be reduced or cancelled with 90 days’ notice.

Market Risk

We assume various types of risk in the normal course of business. Management classifies risk exposures into six risk categories: (1) strategic, including reputational, (2) credit, (3) market, (4) liquidity, (5) capital, and (6) non prudential risk including operations, technology, compliance, human resources, accounting and model risks.

We continuously enhance our risk management capabilities with additional processes, tools and systems designed to not only provide management with deeper insight into our various risks and assess our tolerance for risk, but also enhance our ability to mitigate these risks with the proper control infrastructure, ensure mitigation actions are effective in modifying or reducing the risk profile and the appropriate return is received for the risks taken.

The Board Enterprise Risk Committee (“BERC”) has been established by the Board of Directors (the Board) and charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. The BERC is principally composed of the executive management team representing the different risk areas and business units who are appointed by the Chief Executive Officer.

The BERC meets quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the BERC are selected such that the committee comprises individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing us and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance, legal and other general business conditions. A comprehensive risk report is submitted to the BERC each quarter providing management’s view of our risk position provided by the Chief Compliance and Risk Officer.

In addition to the BERC, the CEO delegates risk responsibility to management committees. These committees are: Executive Operations Committee (EOC), Asset Liability Committee (ALCO), Finance & Treasury Committee, Pricing and Credit Risk Oversight Committee (PCROC), the Legal & Compliance Committee (L&C), Allowance for Loan and Lease Losses Committee and the Model Risk Committee. The Chief Compliance and Risk Officer participates in each of these committees.

In response to the evolving regulatory requirements for consumer finance, in 2012, we established the position of Chief Compliance Officer, later expanded to Chief Compliance and Risk Officer, to place emphasis on SCUSA’s commitment to manage regulatory in a comprehensive compliance management program and overall risk in an enterprise risk program.

Interest Rate Risk

A change from the current low interest rate environment, a flat or inverted yield curve, and changes in prevailing interest rates can have an adverse impact on our business. Loans and leases originated or otherwise acquired by us and pledged to secure borrowings under our revolving credit facilities bear fixed interest rates and finance charges. Our gross interest rate spread, which is the difference between the income we earn through the interest and finance charges on our finance receivables and lease contracts and the interest we pay on our funding, is affected by changes in interest rates as a result of our dependence on the incurrence of variable rate debt. We are exposed to variable rate funding through our borrowings under our revolving credit facilities.

The variable rates on the borrowings under our revolving credit facilities are indexed to LIBOR or commercial paper rates and fluctuate periodically based on movements in those indexes. We sometimes use interest rate swap agreements to convert the variable rate exposures on these borrowings to a fixed rate, thereby mitigating our interest rate exposure. Interest rate swap agreements purchased by us do not impact the contractual cash flows to be paid to the creditor. The counterparty for most of our interest rate swaps is Santander or one of its affiliates. As of December 31, 2013, the notional value of our hedges with Santander and affiliates was approximately $7.3 billion.

In our public and Rule 144A securitization transactions, we transfer fixed rate to trusts that, in turn, issue fixed rate securities to investors. The interest rate demanded by investors in our securitization transactions and other secured financings depends on the general interest rate environment and prevailing interest rate spreads for securitizations. We are able to obtain attractive interest rate spreads on our securitizations due to among other factors: (i) the credit quality of the receivables in the trusts; (ii) the historical credit performance of similar pools of our receivables; (iii) the significant expansion of our securitization investor base since 2010; (iv) the historical lack of defaults in auto ABS; (v) the structure of our securitizations (with first losses going to the equity residual retained by us); and (vi) our obtaining of ratings from at least two ratings agencies on each securitization.

We are, in certain circumstances, required to hedge our interest rate risk on our secured structured financings and the borrowings under our revolving credit facilities, and we use both interest rate swaps and interest rate caps to satisfy these requirements. We currently hold purchased interest rate caps and offsetting sold interest rate caps related to several of our secured structured financings and to our Chrysler retail financing facility. Although the interest rate caps are purchased by these financing facilities, cash outflows from the facilities ultimately impact our retained interests in the secured structured financings as cash expended by the facilities will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap to offset the premium paid to purchase the interest rate cap. The fair values of our interest rate cap agreements purchased and sold net to an immaterial value in our financial statements and have an immaterial earnings impact comprised solely of their execution cost. The counterparty for certain of our interest rate caps and related options is an affiliate of Santander. As of December 31, 2013, the notional value of our caps and options with this affiliate was approximately $3.1 billion.

Our board of directors requires that we closely monitor and manage the amount of our interest rate risk exposure. We monitor our interest rate risk by conducting sensitivity analyses that include parallel shifts in prevailing interest rates. As of December 31, 2013, the impact of a hypothetical 100 basis point parallel increase in the interest rate curve on our net interest margin and our economic net worth was a decrease of $41.4 million and $56.6 million, respectively. We assess interest rate risk by monitoring the repricing gap by maturity date of our interest-bearing assets and liabilities to ensure appropriate duration matching. The following table provides information about maturities of our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2013:

	1M	3M	6M	12M	2 Y	3 Y	4 Y	5 Y	>5 Y
	(Dollar amounts in thousands)
Assets	924	1,891	2,440	3,887	6,090	4,923	1,793	297	211
Liabilities	12,734	1,189	1,296	2,126	3,038	2,005	935	—	—
Net Swaps	7,169	(294)	(425)	(1,173)	(2,418)	(1,776)	(828)	(254)	—
Repricing Gap	(4,641)	408	719	588	634	1,142	30	43	211
Cumulative Gap	(4,641)	(4,233)	(3,514)	(2,926)	(2,292)	(1,150)	(1,120)	(1,077)	(866)

Finance receivables are estimated to be realized by us in future periods using discount rate, prepayment, and credit loss assumptions similar to our historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Credit facilities and securitization notes payable amounts have been classified based on expected payoff.

The notional amounts of interest rate swap and cap agreements, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of our exposure to loss through our use of these agreements.

Management monitors our interest rate hedging activities to ensure that the value of derivative financial instruments, their correlation to the contracts being hedged, and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that our strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on our profitability.

Liquidity Risk

We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to continue to grow our business through the funding of new originations. We have a robust liquidity policy in place to manage this risk.

Our liquidity policy also establishes the following guidelines:

•	that we maintain at least four external credit providers (as of December 31, 2013, we had eleven);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of December 31, 2013, Santander and affiliates provided 16% of our funding);

•	that no more than 35% and 65% of our debt mature in the next six and twelve months, respectively (as of December 31, 2013, only 8% and 11%, respectively, of our debt is scheduled to mature in these timeframes);

•	that we maintain unused capacity of at least $3.0 billion in excess of our expected peak usage over the following twelve months (as of December 31, 2013, we had twelve-month rolling unused capacity of approximately $5.6 billion); and

•	that we maintain a minimum liquidity ratio, defined as our short-term assets divided by our short-term liabilities, of at least 70% over periods of one, three, six, and twelve months (as of December 31, 2013, our minimum liquidity ratio was at least 100% for each of these periods).

On February 21, 2014, our Board of Directors approved amendments to certain of the above components of our liquidity policy to require that we maintain at least eight external credit providers, to amend the definition of unused capacity to include flow agreements, and to require that we maintain twelve-month rolling unused capacity of at least $6.0 billion. We are in compliance with the amended policy.

Our liquidity policy also requires that our Asset and Liability Committee monitor many indicators, both market-wide and company-specific, to determine if action may be necessary to maintain our liquidity position. These indicators include:

•	delinquency and loss ratios on our securitizations;

•	available commitments on our borrowing lines;

•	Santander ratings, market capitalization, and commercial paper rate;

•	spreads on U.S. and Spanish debt;

•	swap rates; and

•	the Manheim Used Vehicle Index.

We generally look for funding first from structured secured financings, second from third-party credit facilities, and last from Santander. We believe this strategy helps us avoid being overly reliant on Santander for funding. We also utilize financing structures whereby even if a credit facility is canceled, balances outstanding are not due and payable immediately but rather run off only as the underlying collateral amortizes. Additionally, we can reduce originations to significantly lower levels if necessary during times of limited liquidity.

Our liquidity management tools include daily and twelve-month rolling cash requirements forecasts, monthly funding usage and availability reports, daily sources and uses reporting, structural liquidity risk exercises, and the establishment of liquidity contingency plans. We also perform quarterly stress tests in which we forecast the impact of various negative scenarios (alone and in combination), including reduced credit availability, higher funding costs, lower advance rates, lower customer interest rates, dealer discount rates, and higher credit losses.

We are currently in the process of establishing a qualified like-kind exchange program in order to defer tax liability on gains on sale of vehicle assets at lease termination. If we do not meet the safe harbor requirements of IRS Revenue Procedure 2003-39, we may be subject to large, unexpected tax liabilities, thereby generating immediate liquidity needs. We believe that our compliance monitoring policies and procedures will be adequate to enable us to remain in compliance with the program requirements.

Credit Risk

The risk inherent in our loan and lease portfolios is driven by credit quality and is affected by borrower-specific and economy-wide factors such as changes in employment. We manage this risk through our underwriting and credit approval guidelines and servicing policies and practices, as well as geographic and manufacturer concentration limits.

Our automated originations process reflects a disciplined approach to credit risk management. Our robust historical data on both organically originated and acquired loans provides us with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary loss forecasting score (“LFS”) using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to our automated process, we maintain a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We generally tighten our underwriting requirements in times of greater economic uncertainty (including during the recent financial crisis) to compete in the market at loss and approval rates acceptable for meeting our required returns. We have also adjusted our underwriting standards to meet the requirements of our contracts such as the Chrysler agreement. In both cases, we have accomplished this by adjusting our risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.

We monitor early payment defaults and other potential indicators of dealer or customer fraud, and use the monitoring results to identify dealers who will be subject to more extensive stipulations when presenting customer applications, as well as dealers with whom we will not do business at all.

As part of our plan for minimizing credit losses from our new dealer lending product line, we will conduct periodic inventories, generally without advance notice to the dealer, of the collateral for floorplan lines of credit we have extended. We also will reevaluate the creditworthiness of each dealer with an outstanding balance on at least an annual basis, and more often if events indicate a possible decline in creditworthiness.

See additional discussion of our servicing approach in “Business.”

Collateral Risk

Our lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although we have elected not to purchase residual value insurance, our residual risk is somewhat mitigated by our residual risk-sharing agreement with Chrysler, as all of our leases are originated under terms of the Chrysler Agreement with Chrysler. We also utilize industry data, including the Automotive Lease Guide (“ALG”) benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.

Similarly, lower used vehicle prices also reduce the amount we can recover when remarketing repossessed vehicles that serve as collateral underlying loans. We manage this risk through loan-to-value limits on originations, monitoring of new and used vehicle values using standard industry guides, and active, targeted management of the repossession process.

Legal and Compliance Risk

We must comply with the significant number of laws and regulations governing the consumer finance industry and, specifically, consumer protection. Compliance with applicable law is costly and can affect operating results. Compliance also requires a robust framework of governance and controls, which may create operational constraints.

To manage our legal and compliance risk, we maintain an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing compliance monitoring with all applicable regulations, internal control documentation and review of processes, and internal audits. We also utilize internal and external legal counsel for expertise when needed. All associates upon new hire and annually receive comprehensive mandatory regulatory compliance training. In addition, the board of directors receives annual regulatory and compliance training. We use industry-leading call mining and other software solutions that assist us in analyzing potential breaches of regulatory requirements and customer service. Our call mining software analyzes all customer service calls, converting speech to text and mining for specific words and phrases that may indicate inappropriate comments by a representative. The software also detects escalated voice volume, enabling a supervisor to intervene if necessary. This tool enables us to effectively manage and identify training opportunities for associates, as well as track and resolve customer complaints through a robust quality assurance program. An example of another system control to mitigate compliance risk is that our customer dialing system has been programmed based on regulatory requirements to not permit dialing a customer phone number outside of permissible time periods or that already has been called the maximum number of times that day.

Operational and Technological Risk

We are exposed to loss that occurs in the process of carrying out our business activities. These relate to failures arising from inadequate or failed processes, failures in our people or systems, or from external events. Our operational risk management program encompasses risk event reporting, analysis, and remediation; key risk indicator monitoring; and risk profile self-assessments.

Foreign Exchange Risk

As we do not currently operate in foreign markets, substantially all of our vendors are based in the United States, and we have only one employee outside of the United States (an employee in Canada working to establish our presence in that country). As a result, we do not currently have material exposure to currency fluctuations.

Inflation Risk

The risk of inflation does not have a significant impact on our business.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. The accounting estimates that we believe are the most critical to understanding and evaluating our reported financial results include the following:

Retail Installment Contracts

Retail installment contracts consist largely of nonprime automobile finance receivables, which are acquired individually from dealers at a nonrefundable discount from the contractual principal amount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Retail installment contracts acquired individually or originated directly are primarily classified as held-for-investment and carried at amortized cost, net of allowance for loan losses. Most of our retail installment contracts are pledged under warehouse lines of credit or securitization transactions. Retail installment contracts we do not have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for sale and carried at the lower of cost or market, as determined on an aggregate basis.

Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The amortization of discounts, subvention payments from manufacturers, and origination costs on retail installment contracts held for investment acquired individually or through a direct lending program are recognized as adjustments to the yield of the related contract using the effective interest method. We estimate future principal prepayments and defaults in the calculation of the constant effective yield.

A portion of the discount received on contracts purchased from other lenders is attributable to the expectation that not all contractual cash flows will be received from the borrowers. These loans are accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The excess of the estimated undiscounted principal, interest, and other cash flows expected to be collected over the initial investment in the acquired loans, or accretable yield, is accreted to interest income over the expected life of the loans using the effective interest rate method. The nonaccretable difference, or excess of contractually required payments over the estimated cash flows expected to be collected, is not accreted into income.

Any deterioration in the performance of the purchased portfolios results in an incremental provision for loan losses. Improvements in performance of the purchased pools that significantly increase actual or expected cash flows result first in a reversal of previously recorded allowance for loan losses and then in a transfer of the excess from nonaccretable difference to accretable yield, which will be recorded as finance income over the remaining life of the receivables.

Unsecured Consumer Loans, net

Unsecured consumer loans, net, primarily consist of both revolving and amortizing term finance receivables acquired individually under terms of our agreements with certain third parties who originate and continue to service the loans. Unsecured consumer loans also include private label revolving lines of credit originated through our relationship with a point-of-sale lending technology company. Certain of the revolving receivables were acquired at a discount. Unsecured consumer loans are classified as held-for-investment and carried at amortized cost, net of allowance for loan losses.

Interest is accrued when earned in accordance with the terms of the contract. The accrual of interest on amortizing term receivables is discontinued and reversed once a receivable becomes past due more than 60 days, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The accrual of interest on revolving unsecured loans continues until the receivable becomes 180 days past due, at which point the principal amount and interest are charged off. The amortization of discounts is recognized straight-line over the estimated period over which the receivables are expected to be outstanding.

Receivables from Dealers

Receivables from dealers include floorplan loans provided to dealerships to finance new and used vehicles for their inventory. Receivables from dealers also include real estate loans and working capital revolving lines of credit. Interest on these loans is accrued when earned in accordance with the agreement with the dealer. Receivables from dealers we do not have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for sale and carried at the lower of cost or market, as determined on an aggregate basis.

Dealers with floorplan loans are permitted to deposit cash with us in exchange for a lower interest rate. This cash is commingled with our other cash and available for general use.

Provision for Loan Losses

Provisions for loan losses are charged to operations in amounts sufficient to maintain the loan loss allowance at a level considered adequate to cover probable credit losses inherent in the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to our judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses.

Retail installment contracts acquired individually are charged off against the allowance in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract. Accounts in repossession that have been charged off and are pending liquidation are removed from retail installment contracts and the related repossessed automobiles are included in other assets in our consolidated balance sheets.

Term and revolving unsecured consumer loans are charged off against the allowance in the month in which the accounts become 120 and 180 days contractually delinquent, respectively.

In addition to maintaining a general allowance based on risk ratings, receivables from dealers are evaluated individually for impairment with specific allowances established for receivables determined to be individually impaired. Receivables from dealers are charged off against these allowances at management’s discretion based on the dealer’s individual facts and circumstances.

Leased Vehicles, net

Vehicles for which we are the lessor are classified as operating leases, as they do not meet the accounting requirements to be classified as a capital lease. The net capitalized cost of each lease is recorded as an asset and depreciated on a straight-line basis over the contractual term of the lease to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. We estimate expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, our remarketing abilities, and manufacturer vehicle and marketing programs.

Lease payments due from customers are recorded as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease are amortized on a straight-line basis over the contractual term of the lease. We periodically evaluate our investment in operating leases for impairment if circumstances, such as a general decline in used vehicle values, indicate that an impairment may exist.

Income Taxes

Income tax expense consists of income taxes currently payable and deferred income taxes computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax asset is subject to reduction by a valuation allowance in certain circumstances. This valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on a review of available evidence. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a deferred tax valuation allowance is established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Factors considered in this evaluation include historical financial performance, expectation of future earnings of an appropriate character, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, tax planning strategies, and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of our stock options and restricted stock grants. Because we have issued participating securities in the form of unvested restricted stock that has dividend rights, we apply the two-class method when computing earnings per share.

Recent Accounting Pronouncements

Information concerning the Company’s implementation and impact of new accounting standards issued by the FASB is discussed in Note 1 to the Consolidated Financial Statements under “Recent Accounting Pronouncements”.

Market Data

Market data used in this Form 10-K has been obtained from independent industry sources and publications, such as the Federal Reserve Bank of New York; the Federal Reserve Bank of Philadelphia; the Board of Governors of the Federal Reserve System; The Conference Board; the Consumer Financial Protection Bureau; Equifax Inc.; Experian Automotive; Chrysler Group LLC; Fair Isaac Corporation; FICO® Banking Analytics Blog; Polk Automotive; the United States Department of Commerce: Bureau of Economic Analysis; J.D. Power; and Ward’s Automotive Reports. Forward-looking information obtained from these sources is subject to the same qualifications and the additional uncertainties regarding the other forward-looking statements in this Form 10-K.

For purposes of this Form 10-K, we categorize the prime segment as borrowers with FICO® scores of 660 and above and the nonprime segment as borrowers with FICO® scores below 660. FICO® is a registered trademark of Fair Isaac Corporation. FICO® scores are provided by Fair Isaac Corporation and are designed to measure the likelihood that a consumer will pay his or her credit obligations as agreed.

Other Information

Glossary of Selected Terms

Advance Rate-The maximum percentage of the value of collateral that a lender is willing to extend for a loan. The advance rate helps a borrower determine what kind of collateral to provide in order to secure the desired loan amount, and helps minimize a lender’s loss exposure when accepting collateral that can fluctuate in value.

Clean-Up Call-The action of an issuer of a debt instrument (such as a bond) requiring early redemption of the instrument before it is fully amortized.

Credit/Warehouse Facility (Line of Credit)-Any credit source extended to a business by a bank or other financial institution. A line of credit is effectively a source of funds that can readily be tapped at the borrower’s discretion. Interest is paid only on money actually withdrawn. However, the borrower may be required to pay an unused line fee, often an annualized percentage fee on the money not withdrawn. Lines of credit can be secured by collateral, or may be unsecured.

Credit Enhancement-Through credit enhancement, the lender is provided with reassurance that the borrower will honor the obligation through additional collateral, insurance, or a third-party guarantee. Credit enhancement reduces credit/default risk of a debt, thereby increasing the overall credit rating and lowering interest rates.

Dealer Loans- Floorplan lines of credit, real estate loans, and working capital loans to automotive dealers.

FICO® -A type of credit score that makes up a substantial portion of the credit report that lenders use to assess an applicant’s credit risk and whether to extend a loan. FICO® is an acronym for the Fair Isaac Corporation, the creator of the FICO® score. Using mathematical models, the FICO® score takes into account various factors in each of these five areas to determine credit risk: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit. A person’s FICO® score will range between 300 and 850.

Floorplan Lines of Credit- A revolving line of credit that allows the borrower to obtain financing for retail goods. These loans are made against a specific piece of collateral (e.g., auto, recreational vehicle, manufactured home). When each piece of collateral is sold by the dealer, the loan advance against that piece of collateral is repaid.

Impairment Allowances- Loan loss allowances recorded on a portfolio of loans acquired with credit deterioration to cover losses incremental to those expected at the time of acquisition.

Nonaccretable Difference- The difference between the undiscounted contractual cash flows and the undiscounted expected cash. The nonaccretable difference represents an estimate of the credit risk in the loan portfolio at the acquisition date.

Off-Lease- A vehicle which was once leased, but now has been returned to the lessor due to contractual or early lease termination.

Overcollateralization- The process of posting more collateral than is needed to obtain or secure financing. Overcollateralization is often used as a method of credit enhancement by lowering the creditor’s exposure to default risk.

Private-Label Loans/Leases- Financings branded in the name of the product manufacturer rather than in the name of the finance company.

Remarketing- Vehicle remarketing is the controlled disposal of fleet and leasing vehicles that have reached the end of their fixed term or the process to resell repossessed vehicles.

Residual Values- Residual value describes the future value of a good at the end of the lease term based upon the percentage of depreciation of its initial value.

Subvention Program- Reimbursement to the finance company by a manufacturer for the difference between a market loan or lease rate and the below-market rate granted to the customer.

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Market Risk” above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Santander Consumer USA Holdings Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Santander Consumer USA Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Consumer USA Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 5, 2014

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$10,531	$70,887
Receivables held for sale	82,503	—
Retail installment contracts held for investment, net	20,219,609	16,203,926
Unsecured consumer loans, net	954,189	—
Restricted cash — notes payable and lockbox collections	1,563,613	1,290,461
Receivables from dealers held for investment	94,745	61,894
Accrued interest receivable	319,157	240,628
Leased vehicles, net	2,023,433	—
Investments available for sale	—	95,600
Furniture and equipment, net of accumulated depreciation of $58,117 and $57,630, respectively	25,712	13,462
Federal, state and other income taxes receivable	372,338	—
Deferred tax asset	197,041	506,267
Goodwill	74,056	74,056
Intangible assets	54,664	52,644
Other assets	410,305	131,819

Total assets	$26,401,896	$18,741,644

Liabilities and Equity
Liabilities:
Notes payable — credit facilities, $3,650,000 and $1,385,000 to affiliates, respectively	$8,099,773	$3,374,666
Notes payable - secured structured financings	15,195,887	12,853,329
Accrued interest payable — $11,563 and $2,135 to affiliates, respectively	26,512	13,772
Accounts payable and accrued expenses— $39,772 and $59,067 to affiliates, respectively	283,106	156,550
Federal, state and other income taxes payable	7,623	3,038
Other liabilities	102,163	100,823

Total liabilities	23,715,064	16,502,178

Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
346,763,261 and 346,164,717 shares issued and 346,760,107 and 346,164,717 shares outstanding, respectively	3,468	3,462
Additional paid-in capital	1,409,463	1,335,572
Accumulated other comprehensive loss	(2,853)	(9,164)
Retained earnings	1,276,754	869,664

Total stockholders’ equity	2,686,832	2,199,534
Noncontrolling interests	—	39,932

Total equity	2,686,832	2,239,466

Total liabilities and equity	$26,401,896	$18,741,644

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2013	2012	2011
Interest and fees on finance receivables and loans	$3,773,072	$2,935,780	$2,580,189
Leased vehicle income	154,939	—	—
Other finance and interest income	6,010	12,722	14,324

Total finance and other interest income	3,934,021	2,948,502	2,594,513
Interest expense — Including $93,069, $77,611 and
$191,238 to affiliates, respectively	408,787	374,027	418,526
Leased vehicle expense	121,541	—	—

Net interest margin	3,403,693	2,574,475	2,175,987
Provision for loan losses	1,852,967	1,122,452	819,221

Net interest margin after provision for loan losses	1,550,726	1,452,023	1,356,766
Profit sharing	78,246	—	—

Net interest margin after provision for loan losses and profit sharing	1,472,480	1,452,023	1,356,766
Gain on sale of receivables	40,689	—	—
Servicing fee income	25,464	34,135	251,394
Fees, commissions, and other	245,413	261,554	201,135

Total other income	311,566	295,689	452,529
Costs and expenses:
Salary and benefits expense	305,056	225,159	213,688
Servicing and repossession expense	147,543	136,554	155,857
Other operating costs	246,359	197,450	187,538

Total costs and expenses	698,958	559,163	557,083

Income before income taxes	1,085,088	1,188,549	1,252,212
Income tax expense	389,418	453,615	464,034

Net income	695,670	734,934	788,178
Noncontrolling interests	1,821	(19,931)	(19,981)

Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$697,491	$715,003	$768,197

Net income	$695,670	$734,934	$788,178

Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $5,899, $4,438 and $3,439	9,563	7,271	(5,677)
Change in unrealized gains on investments available for sale, net of tax of $1,993, $3,027 and $3,886	(3,252)	(4,939)	(6,340)

Other comprehensive income (loss), net	6,311	2,332	(12,017)

Comprehensive income	$701,981	$737,266	$776,161
Comprehensive (income) loss attributable to noncontrolling interests	953	(22,180)	(16,815)

Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$702,934	$715,086	$759,346

Net income per common share (basic and diluted)	$2.01	$2.07	$3.12

Weighted average common shares	346,177,515	346,164,717	246,056,761

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2011	245,782	$2,458	$177,861	$521	$586,777	$—	$767,617
Issuance of common stock	100,203	1,002	1,157,198	—	—	—	1,158,200
Issuance of common stock to employees for notes receivable	180	2	2,075	—	—	—	2,077
Issuance of notes receivable to employees for common stock	—	—	(2,077)	—	—	—	(2,077)
Net income	—	—	—	—	768,197	19,981	788,178
Other comprehensive loss, net of taxes	—	—	—	(12,017)	—	—	(12,017)
Sale of noncontrolling interest	—	—	—	—	—	20	20
Dividends declared per common share of $1.89	—	—	—	—	(465,313)	—	(465,313)

Balance — December 31, 2011	346,165	$3,462	$1,335,057	$(11,496)	$889,661	$20,001	$2,236,685

Repayment of employee loans	—	$—	$515	$—	$—	$—	$515
Accrued capital contribution	—	—	48,275	—	—	—	48,275
Receivable from shareholder	—	—	(48,275)	—	—	—	(48,275)
Net income	—	—	—	—	715,003	19,931	734,934
Other comprehensive income, net of taxes	—	—	—	2,332	—	—	2,332
Dividends declared per common share of $2.12	—	—	—	—	(735,000)	—	(735,000)

Balance — December 31, 2012	346,165	$3,462	$1,335,572	$(9,164)	$869,664	$39,932	$2,239,466

Repayment of employee loans	—	—	1,562	—	—	—	1,562
Issuance of common stock	3	—	23	—	—	—	23
Purchase of treasury stock	(3)	—	(23)	—	—	—	(23)
Stock issued in connection with employee incentive compensation plans	595	6	1	—	—	—	7
Capital contribution received from shareholder	—	—	48,275	—	—	—	48,275
Net income	—	—	—	—	697,491	(1,821)	695,670
Other comprehensive income, net of taxes	—	—	—	6,311	—	—	6,311
Acquisition of noncontrolling interests	—	—	24,053		—	(38,111)	(14,058)
Dividends declared per common share of $0.84	—	—		—	(290,401)		(290,401)

Balance — December 31, 2013	346,760	$3,468	$1,409,463	$(2,853)	$1,276,754	$—	$2,686,832

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$695,670	$734,934	$788,178
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(21,311)	(8,326)	34,426
Provision for credit losses	1,852,967	1,122,452	819,221
Depreciation and amortization	188,923	187,349	258,224
Accretion of discount and capitalized origination costs, net	(471,141)	(273,462)	(237,856)
Originations and purchases of receivables held for sale	(1,965,957)	—	—
Proceeds from sales of and repayments on receivables held for sale	1,904,533	—	—
Gain on sale of receivables	(40,689)	—	—
Stock-based compensation	217	608	3
Deferred tax expense (benefit)	291,263	(196,188)	3,203
Changes in assets and liabilities:
Accrued interest receivable	(108,001)	(25,511)	3,563
Accounts receivable	(4,239)	2,532	30,957
Federal income tax and other taxes	(367,753)	(10,429)	(191,092)
Other assets	(1,717)	(28,248)	72,443
Accrued interest payable	12,740	(1,474)	3,562
Other liabilities	155,443	(61,645)	(29,236)

Net cash provided by operating activities	2,120,948	1,442,592	1,555,596

Cash flows from investing activities:
Retail installment contracts originated or purchased from dealers	(14,451,641)	(8,244,373)	(5,470,648)
Retail installment contracts purchased from other lenders, net of acquired debt and restricted cash	—	(76,689)	(3,650,450)
Collections on retail installment contracts	8,030,608	7,731,759	6,682,201
Proceeds from sale of loans held for investment	913,395	—	—
Leased vehicle purchases	(2,420,882)	—	—
Manufacturer incentives received	412,897	—	—
Proceeds from termination of leased vehicles	18,188	—	—
Change in revolving unsecured consumer loans	(911,024)	—	—
Unsecured consumer term loans purchased	(174,750)	—	—
Collections on unsecured consumer term loans	15,642	—	—
Disbursements for receivables from lenders held for investment	(122,263)	(18,180)	(4,138)
Receipts on receivables from lenders held for investment	88,321	90,424	100,000
Collections on investments available for sale	91,563	86,918	116,418
Purchases of furniture and equipment	(23,353)	(3,232)	(7,152)
Retirements and sales of furniture and equipment	601	2,108	—
Upfront fee paid in accordance with private label financing agreement	(150,000)	—	—
Other assets acquired from third parties	—	—	(215,489)
Change in restricted cash	(273,152)	379,428	(1,111,210)
Other investing activities	(6,530)	(12,795)	(3,497)

Net cash used in investing activities	(8,962,380)	(64,632)	(3,563,965)

Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	10,072,311	7,999,556	10,405,352
Payments on notes payable related to secured structured financings	(7,845,301)	(7,957,572)	(6,021,658)
Proceeds from sale of retained bonds	98,650	—	—
Payments on TALF loan payable	—	(87,129)	(108,925)
Proceeds from unsecured notes payable	4,223,822	1,680,611	6,454,019
Payments on unsecured notes payable	(3,517,755)	(3,295,651)	(6,080,699)
Proceeds from notes payable	22,954,383	16,265,837	4,838,496
Payments on notes payable	(18,935,343)	(15,232,649)	(7,775,715)
Proceeds from issuance of common stock	—	—	1,158,200
Dividends paid	(290,401)	(735,000)	(865,313)
Sale of noncontrolling interest	—	—	20
Repayment of employee notes	1,562	515	—
Capital contribution from shareholder	48,275	—	—
Cash collateral pledged on derivatives	(29,127)	—	—

Net cash provided by (used in) financing activities	6,781,076	(1,361,482)	2,003,777

Net decrease in cash and cash equivalents	(60,356)	16,478	(4,592)
Cash — Beginning of year	70,887	54,409	59,001

Cash — End of year	$10,531	$70,887	$54,409

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies and Practices

Santander Consumer USA Holdings Inc., a Delaware Corporation (“SCUSA Delaware” or, together with its subsidiaries, “SCUSA” or “the Company”), is the holding company for Santander Consumer USA Inc., an Illinois corporation (“SCUSA Illinois”), and subsidiaries, a specialized consumer finance company focused on vehicle finance and unsecured consumer lending products. On January 16, 2014, SCUSA Illinois became a wholly owned subsidiary of SCUSA Delaware through a reorganization, and all of the outstanding shares of SCUSA Illinois were exchanged for shares of SCUSA Delaware on a 2.6665 for 1.0000 basis. This reorganization has been accounted for in a manner similar to a pooling of interests of companies under common control and, accordingly, the accompanying consolidated financial statements are presented as if the reorganization had occurred on January 1, 2011. SCUSA Delaware has no subsidiaries other than SCUSA Illinois and its subsidiaries, and has conducted no activities other than SCUSA’s activities and activities incident to SCUSA Delaware’s formation and the reorganization.

As of December 31, 2013, the Company was owned approximately 64.9% by Santander Holdings USA, Inc. (“SHUSA”), a subsidiary of Banco Santander, S.A. (“Santander”), approximately 24.9% by Sponsor Auto Finance Holdings Series LP (“Auto Finance Holdings”), approximately 10.0% by DDFS LLC, an entity affiliated with the Company’s Chief Executive Officer (“CEO”), and approximately 0.2% by other holders, primarily members of senior management. On January 23, 2014, the Company completed an initial public offering (IPO) in which certain shareholders sold 85,242,042 shares of Class A common stock at a public offering price of $24.00 per share. The Company received no net proceeds from the offering. As a result of the IPO and other transactions, the Company is now owned approximately 60.5% by SHUSA, approximately 4.1% by Auto Finance Holdings, approximately 9.9% by DDFS LLC, approximately 25.3% by public shareholders, and approximately 0.2% by other holders, primarily members of senior management.

The Company’s primary business is the indirect origination of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of used and new automobiles and light-duty trucks to retail consumers.

In conjunction with a ten-year private label financing agreement with Chrysler Group (the “Chrysler Agreement”) that became effective May 1, 2013, the Company offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

The Company also originates vehicle loans through a Web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, in 2013 the Company began originating and acquiring unsecured consumer loans.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including certain special purpose financing trusts utilized in financing transactions (“Trusts”), which are considered variable interest entities (VIEs). The Company consolidates other VIEs for which it was deemed the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of loan loss allowance, discount accretion, impairment, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

Business Segment Information

The Company has one reportable segment: Consumer Finance, which includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and watercraft. It also includes the Company’s unsecured personal loan and point-of-sale financing operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, included within the notes to consolidated financial statements, subsequent defaults on troubled debt restructurings now include only charge offs rather than all delinquencies over 60 days, notes payable are now classified according to whether they are revolving credit facilities or secured structured financings rather than whether they are related to securitized retail installment contracts, proceeds from new securitizations are now presented on a net rather than a gross basis, and total cash received from securitization trusts now includes interest in retained and repurchased bonds and equity distributions on residual interests.

Retail Installment Contracts

Retail installment contracts consist largely of nonprime automobile finance receivables, which are acquired individually from dealers at a nonrefundable discount from the contractual principal amount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Retail installment contracts acquired individually or originated directly are primarily classified as held for investment and carried at amortized cost, net of allowance for loan losses. Most of the Company’s retail installment contracts held for investment are pledged under its warehouse lines of credit or securitization transactions. Retail installment contracts the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for sale and carried at the lower of cost or market, as determined on an aggregate basis.

Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The amortization of discounts, subvention payments from manufacturers, and other origination costs on retail installment contracts held for investment acquired individually or through a direct lending program are recognized as adjustments to the yield of the related contract using the effective interest method. The Company estimates future principal prepayments and defaults in the calculation of the constant effective yield.

A portion of the discount received on contracts purchased from other lenders is attributable to the expectation that not all contractual cash flows will be received from the borrowers. These loans are accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The excess of the estimated undiscounted principal, interest, and other cash flows expected to be collected over the initial investment in the acquired loans, or accretable yield, is accreted to interest income over the expected life of the loans using the effective interest rate method. The nonaccretable difference, or excess of contractually required payments over the estimated cash flows expected to be collected, is not accreted into income.

Any deterioration in the performance of the purchased portfolios results in an incremental provision for loan losses. Improvements in performance of the purchased pools that significantly increase actual or expected cash flows result first in a reversal of previously recorded allowance for loan losses and then in a transfer of the excess from nonaccretable difference to accretable yield, which will be recorded as finance income over the remaining life of the receivables.

Unsecured Consumer Loans, net

Unsecured consumer loans, net, primarily consist of both revolving and amortizing term finance receivables acquired individually under terms of the Company’s agreements with certain third parties who originate and continue to service the loans. Unsecured consumer loans also include private label revolving lines of credit originated through the Company’s relationship with a point-of-sale lending technology company. Certain of the revolving receivables were acquired at a discount. Unsecured consumer loans are classified as held-for-investment and carried at amortized cost, net of allowance for loan losses.

Interest is accrued when earned in accordance with the terms of the contract. The accrual of interest on amortizing term receivables is discontinued and reversed once a receivable becomes past due more than 60 days, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The accrual of interest on revolving unsecured loans continues until the receivable becomes 180 days past due, at which point the principal amount and interest are charged off. The amortization of discounts is recognized on a straight-line basis over the estimated period over which the receivables are expected to be outstanding.

Receivables from Dealers

Receivables from dealers include floorplan loans provided to dealerships to finance new and used vehicles for their inventory. Receivables from dealers also include real estate loans and working capital revolving lines of credit. Interest on these loans is accrued when earned in accordance with the agreement with the dealer. Receivables from dealers the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for sale and carried at the lower of cost or market, as determined on an aggregate basis.

Dealers with floorplan loans are permitted to deposit cash with the Company in exchange for a lower interest rate. This cash is commingled with the Company’s other cash and available for general use. As of December 31, 2013, no dealer had cash on deposit with the Company. Interest expense incurred on previously outstanding deposit balances was immaterial for the year ended December 31, 2013 and is included in interest expense.

Provision for Loan Losses

Provisions for loan losses are charged to operations in amounts sufficient to maintain the loan loss allowance at a level considered adequate to cover probable credit losses inherent in the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses.

Retail installment contracts acquired individually are charged off against the allowance in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract. Accounts in repossession that have been charged off and are pending liquidation are removed from retail installment contracts and the related repossessed automobiles are included in other assets in the Company’s consolidated balance sheets.

Term and revolving unsecured consumer loans are charged off against the allowance in the month in which the accounts become 120 and 180 days contractually delinquent, respectively.

In addition to maintaining a general allowance based on risk ratings, receivables from dealers are evaluated individually for impairment with allowances established for receivables determined to be individually impaired. Receivables from dealers are charged off against these allowances at management’s discretion based on the dealer’s individual facts and circumstances.

Leased Vehicles, net

Vehicles for which the Company is the lessor are classified as operating leases, as they do not meet the accounting requirements to be classified as a capital lease. The net capitalized cost of each lease is recorded as an asset and depreciated on a straight-line basis over the contractual term of the lease to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

Lease payments due from customers are recorded as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease are amortized on a straight-line basis over the contractual term of the lease. The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a general decline in used vehicle values, indicate that an impairment may exist.

Inventory of Repossessed Vehicles

Inventory of repossessed vehicles represents vehicles the Company has repossessed due to the borrowers’ default on the payment terms of the retail installment contracts and loans. The Company generally begins repossession activity once a customer has reached 60 days past due. The customer has an opportunity to redeem the repossessed vehicle by paying all outstanding balances, including finance charges and fees. Any vehicles not redeemed are sold at auction. The Company records the vehicles currently in its inventory at the lower of cost or estimated fair value, net of estimated costs to sell. See Notes 9 and 14.

Noncontrolling Interests

Noncontrolling interests represent the activity and net assets of two Delaware limited liability companies (the “LLCs”), Auto Loan Acquisition 2011-A LLC (“ALA-A”) and Auto Loan Acquisition 2011-B LLC (“ALA-B”), which were formed in 2011 to purchase and hold certain loan portfolios. Two of the investors in Auto Finance Holdings were the equity investors in the LLCs. Although SCUSA had no equity interest in the LLCs, it had variable interests in the LLCs, including the servicing agreements and an investment in subordinated bonds of the LLCs. Because the Company had the power, through execution of the servicing agreements, to direct the activities of the LLCs that had the most impact on the LLCs’ performance, and had the potential to absorb losses of the entities because of the investment in the bonds, SCUSA was considered the primary beneficiary. Accordingly, these LLCs were consolidated in SCUSA’s consolidated financial statements, with noncontrolling interest expense recorded equal to their entire net income.

On August 30, 2013, the two equity investors abandoned their interests in the LLCs, resulting in SCUSA having full ownership of the LLCs. Accordingly, the $38,111 noncontrolling interests balance as of that date was reclassified into additional paid-in capital, net of a $14,058 adjustment to the deferred tax asset representing the change in the book-tax basis difference of SCUSA’s investment in the LLCs. As a result of the abandonment, noncontrolling interests no longer are recorded.

Purchased Receivables Portfolios

For receivables portfolios purchased from other lenders, purchased at amounts less than the principal amount of those receivables, resulting in a discount to par, the discount was attributable, in part, to estimated future credit losses that did not exist at the origination of the loans.

A nonaccretable difference is the excess between the contractually required payments and the amount of cash flows, considering the impact of prepayments, expected to be collected. An accretable yield is the excess of the cash flows, considering the impact of prepayments, expected to be collected over the initial investment of the loans.

Any deterioration in the performance of the purchased portfolios results in an incremental provision for loan losses. Improvements in performance of the purchased pools which significantly increase actual or expected cash flows results in first a reversal of previously recorded allowance for loan losses and then in a transfer of the excess from nonaccretable difference to accretable yield, which will be recorded as finance income over the remaining life of the receivables.

Sales of Retail Installment Contracts

The Company accounts for sales of retail installment contracts into Trusts in accordance with FASB Accounting Standards Codification (ASC) 860, Transfers and Servicing. The Company transfers retail installment contracts into newly formed Trusts which then issue one or more classes of notes payable backed by the retail installment contracts.

The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the special purpose entities (SPEs) and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, these Trusts are consolidated within the consolidated financial statements, and the associated retail installment contracts, borrowings under credit facilities and securitization notes payable remain on the consolidated balance sheets. Securitizations involving Trusts in which the Company does not retain a residual interest or any other debt or equity interests are treated as sales of the associated retail installment contracts.

All of the Trusts are separate legal entities and the retail installment contracts and other assets held by these subsidiaries are legally owned by them and are not available to other creditors.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

Restricted Cash

Cash deposited to support securitization transactions, lockbox collections, and the related required reserve accounts is recorded in the Company’s consolidated balance sheet as restricted cash. Excess cash flows generated by the securitization trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust.

The Company has several limited guarantees with Santander that provide explicit performance guarantees on certain servicer obligations related to the Company’s warehouse lines of credit and certain securitizations. As a result of those guarantees, the Company was permitted to commingle funds received on contracts that have been included in the securitizations and certain warehouse lines of credit and retain and remit cash to the respective collection accounts once a month prior to the distribution dates. However, due to downgrades in Santander’s credit ratings, the commingling rights were lost during 2012, and no funds were commingled as of and subsequent to December 31, 2012.

Investments

Investments the Company expects to hold for an indefinite period of time are classified as available for sale and carried at fair value with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity, net of estimated income taxes.

Investments of less than 20% ownership in privately held companies over which the Company has no significant influence are recorded using the cost method. Such investments of $6,000 at December 31, 2013, are included in other assets in the accompanying consolidated balance sheets and other investing activities in the accompanying consolidated statements of cash flows.

Income Taxes

The Company was included in the consolidated federal tax return of SHUSA through December 30, 2011. Under the tax sharing arrangement with SHUSA, the Company was responsible for federal tax liabilities on a separate return basis. As a result of the common stock sale, as of December 31, 2011, the Company deconsolidated with SHUSA for federal tax return filing purposes. This ownership change also resulted in SCUSA deconsolidating from filings in certain states.

Income tax expense consists of income taxes currently payable and deferred income taxes computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The deferred tax asset is subject to reduction by a valuation allowance in certain circumstances. This valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on a review of available evidence. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely that not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance is established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Factors considered in this evaluation include historical financial performance, expectation of future earnings of an appropriate character, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, tax planning strategies, and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with FASB ASC 740, Income Taxes, which requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, measurement, classification, interest and penalties, interim accounting periods, disclosure, and transition.

Furniture and Equipment

Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to operations as incurred.

Goodwill and Intangibles

Goodwill represents the excess of consideration paid over fair value of net assets acquired in business combinations. Intangibles represent intangible assets purchased or acquired through business combinations, including trade names and software development costs. Certain intangibles are amortized over their estimated useful lives. Goodwill and indefinite-lived intangibles are tested for impairment at least annually as of December 31. No impairment expense was recorded in 2013 or 2012, and no accumulated impairment charges exist for goodwill or long-lived intangible assets.

Derivative Financial Instruments

Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as a hedge for accounting purposes, as well as the type of hedging relationship identified. The Company does not use derivative instruments for trading or speculative purposes.

Interest Rate Swap Agreements — The Company uses interest rate swaps to hedge the variability of cash flows on securities issued by securitization Trusts and borrowings under the Company’s warehouse lines of credit. Certain interest rate swap agreements are designated and qualify as cash flow hedges and are highly effective in reducing exposure to interest rate risk from both an accounting and an economic perspective.

At hedge inception and at least quarterly, the interest rate swap agreements designated as accounting hedges are assessed to determine their effectiveness in offsetting changes in the cash flows of the hedged items and whether those interest rate swap agreements may be expected to remain highly effective in future periods.

The Company uses change in variable cash flows to assess hedge effectiveness of cash flow hedges on a prospective and retrospective basis. At December 31, 2013, all of the Company’s interest rate swap agreements designated as cash flow hedges are deemed to be effective hedges for accounting purposes. The Company uses the dollar offset method to measure the amount of ineffectiveness and a net earnings impact occurs when the cumulative change in the value of a derivative, as adjusted, is greater than the cumulative change in value of the discounted future cash flows of the forecasted transaction. The excess change in value (the ineffectiveness or over-hedge portion) is recognized in earnings.

The effective portion of the changes in the fair value of the interest rate swaps qualifying as cash flow hedges is included as a component of accumulated other comprehensive loss, net of estimated income taxes, as an unrealized gain or loss on cash flow hedges. These unrealized gains or losses are recognized as adjustments to income over the same period in which cash flows from the related hedged item affect earnings. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in interest expense on the consolidated statements of income and comprehensive income. The Company discontinues hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

The Company has also entered into interest rate swap agreements related to its securitization trusts and warehouse lines of credit that are not designated as hedges. These agreements are intended to reduce the risk of interest rate fluctuations. For the interest rate swap agreements not designated as hedges, any gains or losses are included in the Company’s earnings as a component of interest expense.

Interest Rate Cap Agreements — The Company purchases interest rate cap agreements to limit floating rate exposures on securities issued in credit facilities. As part of the interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding written option in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. Because these instruments entered into directly by the Company or through SPEs are not designated for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the SPEs and written option sold by the Company are recorded in interest expense on the consolidated statements of income and comprehensive income.

Warrants — The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant would allow SCUSA to increase its ownership in the invested company to approximately 25%.

Stock-Based Compensation

In accordance with FASB ASC 718, Stock Compensation, the Company measures the compensation cost of stock-based awards using the estimated fair value of those awards on the grant date, and recognizes the cost as expense over the vesting period of the awards (see Note 15).

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and restricted stock grants. Because the Company has issued participating securities in the form of unvested restricted stock that has dividend rights, the Company applies the two-class method when computing earnings per share.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures About Offsetting Assets and Liabilities. ASU 2011-11 requires companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 amends and clarifies the scope of the disclosures required in ASU 2011-11. The Company retroactively adopted this guidance on January 1, 2013. See Note 8.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 requires presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income. This will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. The amendments to ASC 220 were adopted prospectively by the Company beginning January 1, 2013. The implementation of this guidance did not have a significant effect on the Company’s financial position, results of operations, or cash flows. See Note 16.

In July 2013, the FASB issued ASU 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance became effective for the Company January 1, 2014 and implementation did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

2.	Finance Receivables

Finance receivables held for investment at December 31, 2013 and 2012, are comprised as follows:

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778
Loan loss allowance (see Note 3)	(2,132,634)	(226,356)	(2,358,990)	(1,090)	(179,350)
Discount	(573,462)	(81,216)	(654,678)	—	(32,831)
Capitalized origination costs and fees	33,936	—	33,936	—	592

Net carrying balance	$18,566,121	$1,653,488	$20,219,609	$94,745	$954,189

	December 31, 2012
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers
Unpaid principal balance	$14,186,712	$4,406,891	$18,593,603	$61,894
Loan loss allowance (see Note 3)	(1,555,362)	(218,640)	(1,774,002)	—
Discount	(348,571)	(293,097)	(641,668)	—
Capitalized origination costs	25,993	—	25,993	—

Net carrying balance	$12,308,772	$3,895,154	$16,203,926	$61,894

Retail installment contracts held for sale totaled $56,066 as of December 31, 2013. Sales of retail installment contracts for the year ended December 31, 2013 included principal balance amounts of approximately $2,505,442. Receivables from dealers held for sale totaled $26,437 as of December 31, 2013. Sales of receivables from dealers for the year ended December 31, 2013 included principal balance amounts of approximately $222,384.

Contractual maturities of total retail installment contracts at December 31, 2013, are as follows:

2014	$994,065
2015	949,462
2016	1,546,507
2017	2,787,789
2018	5,620,179
Thereafter	11,301,339

Total Retail installment contracts	$23,199,341

Interest receivable on purchased receivables portfolios totaled $16,950 and $39,955 at December 31, 2013 and 2012, respectively.

Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds.

Borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (10%), California (8%), Georgia (5%), North Carolina (5%), and other states each individually representing less than 5% of the Company’s total.

Receivables from dealers held for investment includes a term loan, which was previously a residual warehouse credit facility, with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 and $100,000 at December 31, 2013 and 2012, respectively. The facility balance was $50,000 and $25,000 at December 31, 2013 and 2012, respectively. Additionally, the Company maintained a revolving floorplan inventory credit facility with the dealer and lender with committed borrowings of $52,520 at December 31, 2012. The revolving credit facility balance was $36,894 at December 31, 2012 and was paid off in December 2013.

Borrowers on the Company’s remaining receivables from dealers held for investment, all of which are Chrysler-affiliated, are located in Texas (35%), New York (16%), New Jersey (15%), Tennessee (10%), California (9%), Louisiana (6%) and other states each individually representing less than 5% of the Company’s total.

Borrowers on the Company’s unsecured consumer loans are located in California (9%), Texas (8%), New York (8%), Florida (6%), Pennsylvania (5%), and other states each individually representing less than 5% of the Company’s total.

Changes in accretable yield on the Company’s purchased receivables portfolios for the years indicated were as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of year	$816,854	$1,373,174	$1,796,086
Additions (loans acquired during the year)	—	16,338	478,077
Accretion of accretable yield	(493,778)	(700,362)	(828,902)
Transfers from (to) nonaccretable discount	80,324	127,704	(72,087)

Balance at end of year	$403,400	$816,854	$1,373,174

During the years ended December 31, 2012 and 2011, the Company acquired the following vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. The portfolios were purchased at a discount attributable to this deterioration of expected cash flows. The Company did not acquire any such vehicle loan portfolios during the year ended December 31, 2013.

	December 31, 2012	December 31, 2011
Contractually required payments for loans acquired during the year	$142,383	$4,413,037
Cash flows expected to be collected on loans acquired during the year	134,681	4,307,187
Unpaid principal balance on loans acquired during the year	130,270	4,086,070
Recorded basis of loans acquired during the year	118,343	3,829,109

3.	Loan Loss Allowance and Credit Quality

Loan Loss Allowance

The Company estimates loan losses on individually acquired retail installment contracts held for investment and unsecured consumer loans based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. The Company maintains a general loan loss allowance for receivables from dealers based on risk ratings, and individually evaluates the loans for specific impairment. The activity in the loan loss allowance for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31, 2013
	Loans Acquired Individually	Receivables from Dealers	Unsecured Consumer Loans
Balance — beginning of year	$1,555,362	$—	$—
Provision for loan losses	1,651,416	1,090	192,745
Charge-offs	(2,094,149)	—	(13,413)
Recoveries on charged-off accounts	1,020,005	—	18

Balance — end of year	$2,132,634	$1,090	$179,350

The loan loss allowance for receivables from dealers is comprised entirely of general allowances as none of these receivables have been determined to be individually impaired.

	Year Ended December 31, 2012
	Loans Acquired Individually	Receivables from Dealers	Unsecured Consumer Loans
Balance — beginning of year	$993,213	$—	$—
Provision for loan losses	1,119,074	—	—
Charge-offs	(1,000,178)	—	—
Recoveries on charged-off accounts	443,253	—	—

Balance — end of year	$1,555,362	$—	$—

The activity in the loan loss allowance related to purchased receivables portfolios for the periods ended December 31, 2013 and 2012 was as follows:

	For the Year Ended December 31,
	2013	2012	2011
Allowance related to purchased receivable portfolios, beginning of period	$218,640	$215,262	$137,600
Incremental provisions for purchased receivable portfolios	313,021	161,687	115,987
Incremental reversal of provisions for purchased receivable portfolios	(305,305)	(158,309)	(38,325)

Allowance related to purchased receivable portfolios, end of period	$226,356	$218,640	$215,262

To better reflect the behavior of the purchased receivables portfolios as they become more seasoned, during 2013 we enhanced our impairment model, adjusting the volatility factor that is applied to the loss estimates in this model. The impact of this change was a $36,823 decrease to the allowance related to purchased receivables portfolios.

Delinquencies

The accrual of interest income is suspended on retail installment contracts and term amortizing unsecured consumer loans that are more than 60 days past due, and prior accrued interest receivable is reversed. When an account is returned to a performing status of 60 days or less past due, the Company returns to accruing interest on the contract. The accrual of interest on receivables from dealers and revolving unsecured consumer loans continues until the loan is charged off. A summary of delinquencies as of December 31, 2013 and 2012 is as follows:

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Principal, current	$18,653,827	$1,457,813	$20,111,640	$95,835	$1,072,316
Principal, 31-60 days past due	1,729,139	321,549	2,050,688	—	28,102
Delinquent principal over 60 days	855,315	181,698	1,037,013	—	65,360

Total principal	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778

	December 31, 2012
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment
Principal, current	$12,512,411	$3,390,320	$15,902,731	$61,894
Principal, 31-60 days past due	1,151,099	673,856	1,824,955	—
Delinquent principal over 60 days	523,202	342,715	865,917	—

Total principal	$14,186,712	$4,406,891	$18,593,603	$61,894

None of the Company’s receivables held for sale were delinquent as of December 31, 2013.

FICO® Distribution — A summary of the credit risk profile of the Company’s consumer loans by Fair Isaac Corporation (FICO®) distribution, determined at origination, as of December 31, 2013 and 2012 was as follows:

December 31, 2013			December 31, 2012
FICO Band	Retail Installment Contracts Held for Investment	Unsecured Consumer Loans	FICO Band	Retail Installment Contracts Held for Investment
<540	26.8%	6.3%	<540	23.4%
540-599	31.8%	24.2%	540-599	33.0%
600-659	26.3%	39.4%	600-659	29.1%
>660	15.1%	30.1%	>660	14.5%

Commercial Lending Credit Quality Indicators — The credit quality of our receivables from dealers, which are considered commercial loans, is summarized according to standard regulatory classifications as follows:

Pass — Asset is well protected by the current net worth and paying capacity of the obligor or guarantors, if any, or by the fair value less costs to acquire and sell any underlying collateral in a timely manner.

Special Mention — Asset has potential weaknesses that deserve management’s close attention, which, if left uncorrected, may result in deterioration of the repayment prospects for an asset at some future date. Special Mention assets are not adversely classified.

Substandard — Asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. A well-defined weakness or weaknesses exist that jeopardize the liquidation of the debt. The loans are characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

Doubtful — Exhibits the inherent weaknesses of a substandard credit. Additional characteristics exist that make collection or liquidation in full highly questionable and improbable, on the basis of currently known facts, conditions and values. Possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the credit, an estimated loss cannot yet be determined.

Loss — Credit is considered uncollectible and of such little value that it does not warrant consideration as an active asset. There may be some recovery or salvage value, but there is doubt as to whether, how much or when the recovery would occur.

Commercial loan credit quality indicators for receivables from dealers held for investment as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Pass	$95,835	$61,894
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$95,835	$61,894

Troubled Debt Restructurings

The Company periodically agrees to grant to borrowers on retail installment contracts a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, an extension of the maturity date or a deferral of a contractual payment to the end of the loan. A change to a loan’s payment terms is considered to be a troubled debt restructuring (TDR) if the concession was granted to the borrower for economic or legal reasons related to the debtor’s financial difficulties and would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once or deferred at least twice or for a period of 90 days or more. Additionally, management believes that all releases of liability in a bankruptcy proceeding represent TDRs. Our purchased receivables portfolio is excluded from the scope of the applicable guidance.

Borrowers on the Company’s unsecured consumer loans may be granted concessions in the form of principal or interest rate reductions or payment plans. Receivables from dealers may also be granted concessions in certain circumstances. As of December 31, 2013 and 2012, none of the Company’s receivables from dealers were classified as TDRs.

A summary of the Company’s TDRs at December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
Total TDR principal	$2,604,351	$8,391	$1,483,080
Accrued interest	70,965	—	43,813
Discount	(70,321)	(274)	(36,440)
Origination costs	4,161	5	2,717

Outstanding recorded investment	2,609,156	8,122	1,493,170
Allowance for loan losses	(475,128)	(2,345)	(251,187)

Outstanding recorded investment, net of allowance	$2,134,028	$5,777	$1,241,983

A summary of the Company’s performing and nonperforming TDRs at December 31, 2013 and 2012, is as follows:

	December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
Current	$1,690,893	6,120	$860,385
31-60 days past due	556,489	875	383,255
Greater than 60 days past due (non-performing)	356,969	1,396	239,440

Total TDRs	$2,604,351	$8,391	$1,483,080

A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. Consistent with other of the Company’s retail installment contracts, TDRs are placed on nonaccrual status when the account becomes past due more than 60 days, and return to accrual status when the account is 60 days or less past due. Average recorded investment and income recognized on TDR loans are as follows:

	For the Year Ended
	December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$2,466,122	$3,260	$1,257,446
Interest income recognized	$322,965	$269	$171,878

TDR Impact on Allowance for Loan Losses

Prior to a loan being classified as a TDR, the Company generally estimates an appropriate allowance for loan loss based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, impairment is measured based on present value of expected future cash flows considering all available evidence, including collateral values.

Selected information for loans that were newly classified as TDRs is as follows:

	For the Year Ended
	December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
Troubled Debt Restructurings:
Outstanding recorded investment before TDR	$1,755,241	$9,408	$955,088
Outstanding recorded investment after TDR	$1,747,837	$9,264	$949,883
Number of contracts	116,846	13,196	66,883

Loans that were newly classified as TDRs for the twelve months ended December 31, 2013 and 2012, which have defaulted during the twelve months ended December 31, 2013 and 2012, are as follows:

	For the Year Ended
	December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
Troubled debt restructurings that subsequently defaulted	$79,714	$—	$56,902
Number of contracts	6,383	—	4,907

TDRs that have subsequently defaulted but are currently active are written down to estimated collateral value less cost to sell. As of December 31, 2013, the principal writedown on active TDRs totaled approximately $39,679.

4.	Leased Vehicles, net

Leased vehicles consisted of the following as of December 31, 2013:

Leased vehicles	$2,402,052
Origination fees and other costs	2,716
Manufacturer subvention payments	(259,152)

2,145,616
Depreciation	(122,183)

$2,023,433

A rollforward of the balance in investment in leased vehicles for the year ended December 31, 2013, is as follows:

Balance, beginning of year	$—
Leased vehicles purchased	2,420,882
Leased vehicles returned—default & early termination	(18,830)
Manufacturer incentives—additions	(300,200)
Manufacturer incentives—accreted	41,048
Origination fees and other costs—additions	3,114
Origination fees and other costs—amortized	(398)

2,145,616
Depreciation	(122,183)

Balance, end of year	$2,023,433

The following summarizes minimal rental payments due to SCUSA as lessor under operating leases as of December 31, 2013:

2014	$345,141
2015	320,527
2016	205,718
2017	7,787
2018	—

Total	$879,173

5.	Goodwill and Intangibles

The carrying amount of goodwill for the years ended December 31, 2013 and 2012, was unchanged. For each of the years ended December 31, 2013 and 2012, goodwill amortization of $5,463 was deductible for tax purposes. The components of intangible assets at December 31, 2013 and 2012, were as follows:

	December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(6,923)	$5,477
Software and technology	3 years	16,822	(5,935)	10,887
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization — trademarks		38,300	—	38,300

Total		$69,869	$(15,205)	$54,664

	December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(5,683)	$6,717
Software and technology	3 years	10,293	(2,666)	7,627
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization — trademarks		38,300	—	38,300

Total		$63,340	$(10,696)	$52,644

Amortization expense on the assets was $4,509 and $5,487 for the years ended December 31, 2013 and 2012, respectively. Estimated future amortization expense is as follows:

2014	$6,261
2015	4,701
2016	3,645
2017	1,240
2018	517
Thereafter	—

$16,364

The weighted-average useful life for the Company’s amortizing intangible assets was 5.3 years and 6.3 years at December 31, 2013 and 2012, respectively.

6.	Debt

The following table presents information regarding credit facilities as of December 31, 2013 and 2012:

	December 31, 2013
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2014	$483,738	$500,000	0.82%	$757,352	$—
Warehouse line	Various (a)	159,300	1,219,474	3.62%	232,015	3,667
Warehouse line (b)	April 2015	613,600	4,550,000	2.12%	745,759	15,184
Warehouse line	June 2015	1,360,070	2,000,000	0.96%	1,672,082	42,510
Warehouse line	July 2015	495,786	500,000	0.85%	598,754	25,056
Warehouse line (c)	September 2015	73,080	200,000	2.84%	76,807	2,701
Repurchase facility (d)	Various	879,199	879,199	1.59%	—	—
Warehouse line	December 2015	210,000	750,000	1.84%	302,632	—
Warehouse line (e)	November 2016	175,000	175,000	1.72%	—	—

Total facilities with third parties		4,449,773	10,773,673		4,385,401	89,118

Lines of credit with Santander and related subsidiaries (f):
Line of credit	December 2016	500,000	500,000	2.48%	10,674	—
Line of credit	December 2018	—	500,000	3.10%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.09%	—	—
Line of credit	December 2018	1,400,000	1,750,000	2.58%	93,969	—

Total facilities with Santander and related subsidiaries		3,650,000	4,500,000		104,643	—

Total revolving credit facilities		$8,099,773	$15,273,673		$4,490,044	$89,118

	December 31, 2012
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	May 2013	$239,800	$500,000	0.81%	$335,847	$—
Warehouse line	Various (a)	45,600	1,918,236	0.95%	57,005	204
Warehouse line	June 2014	600,300	1,500,000	0.91%	740,356	17,169
Warehouse line	December 2014	256,600	500,000	0.90%	316,182	6,051
Repurchase facility (d)	April 2013	847,366	847,366	1.32%	83,770	30,052

Total facilities with third parties		1,989,666	5,265,602		1,533,160	53,476

Lines of credit with Santander and related subsidiaries (f):
Line of credit	December 2015	1,385,000	4,500,000	1.65%	311,475	—

Total facilities with Santander and related subsidiaries		1,385,000	4,500,000		311,475	—

Total revolving credit facilities		$3,374,666	$9,765,602		$1,844,635	$53,476

(a)	One-fourth of the outstanding balance on this facility matures in each of the following months: March 2014, November 2014, March 2015, and November 2015.
(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance.
(c)	This line is held exclusively for unsecured consumer term loans.

(d)	The repurchase facility is collateralized by securitization bonds and residuals retained by the Company. This facility has rolling 30-day and 90-day maturities.
(e)	This line is collateralized by residuals retained by the Company.
(f)	These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of December 31, 2013 and 2012, $1,123,354 and $334,400 of the outstanding balances on credit facilities were unsecured.

Facilities with Third Parties

The warehouse lines and repurchase facility are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2) and leased vehicles (Note 4) and securitization residuals and notes payable retained by the Company. The Company was in compliance with all covenants related to these financing arrangements at December 31, 2013.

Lines of Credit with Santander and Related Subsidiaries

Through its New York Branch, Santander provides the Company with $4.5 billion of long-term committed revolving credit facilities. These facilities are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to allow the Company to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding at the time of the facilities’ maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

The following table presents information regarding secured structured financings as of December 31, 2013 and 2012:

	December 31, 2013
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$632,251	$4,671,749	1.04%-1.44%	$1,143,435	$205,190
2011 Securitizations	October 2015-September 2017	1,218,208	5,605,609	1.21%-2.80%	1,634,220	195,854
2012 Securitizations	November 2017-December 2018	4,061,127	8,023,840	0.92%-1.68%	5,013,135	383,677
2013 Securitizations	January 2019-January 2021	5,503,580	6,689,700	0.89%-1.59%	6,465,840	351,160

Public securitizations		11,415,166	24,990,898		14,256,630	1,135,881

2010 Private issuance	June 2011	219,704	516,000	1.29%	378,434	8,435
2011 Private issuances	December 2018	662,138	4,856,525	1.46%-1.80%	908,304	36,449
2012 Private issuance	May 2016	30,526	70,308	1.07%	35,378	3,016
2013 Private issuances	September 2018-September 2020	2,868,353	2,693,754	1.13%-1.38%	3,554,569	97,100

Privately issued amortizing notes		3,780,721	8,136,587		4,876,685	145,000

Total secured structured financings		$15,195,887	$33,127,485		$19,133,315	$1,280,881

	December 31, 2012
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2009 Securitizations	August 2016	$127,084	$1,408,750	1.86%	$495,443	$47,367
2010 Securitizations	October 2016 - November 2017	1,197,838	4,671,749	1.04%-1.44%	$2,235,316	$240,888
2011 Securitizations	October 2015 - September 2017	2,444,333	5,605,609	1.21%-2.80%	2,456,042	219,569
2012 Securitizations	November 2017 - December 2018	6,585,683	8,023,840	0.92%-1.68%	7,796,352	423,042

Public securitizations		10,354,938	19,709,948		12,983,153	930,866

2010 Private issuance	June 2011	228,123	516,000	1.29%	468,425	11,127
2011 Private issuances	December 2018	2,188,504	4,856,525	1.46%-1.80%	2,893,180	162,782
2012 Private issuance	May 2016	81,764	70,308	1.07%	96,248	6,057

Privately issued amortizing notes		2,498,391	5,442,833		3,457,853	179,966

Total secured structured financings		$12,853,329	$25,152,781		$16,441,006	$1,110,832

Notes Payable — Secured Structured Financings

The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying retail installment contracts, which back the notes. The weighted-average interest rate and final contractual maturity by year on these notes at December 31, 2013, were as follows:

2014, 0.6%	$279,944
2015, 1.7%	769,544
2016, 1.2%	3,091,046
2017, 2.3%	3,980,369
2018, 2.4%	2,437,970
Thereafter, 2.0%	4,663,494

15,222,367
Less: unamortized costs	(26,480)

Notes payable - secured structured financings	$15,195,887

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases, in private issuances totaling approximately $999,949 of notes.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method, over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for year ended December 31, 2013, 2012 and 2011 was $233,564, $234,101 and $185,645, respectively.

7.	Securitization Activity

The Company transfers retail installment contracts into newly formed Trusts which then issue one or more classes of notes payable backed by the retail installment contracts. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by SPEs and, except for the Chrysler Capital securitizations, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and, except for the Chrysler Capital securitizations, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b), because of the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company did not retain any debt or equity interests in the two Chrysler Capital securitizations executed in the fourth quarter of 2013, and recorded these transactions as sales of the associated retail installment contracts.

The retail installment contracts, borrowings under credit facilities and securitization notes payable of the consolidated Trusts remain on the consolidated balance sheets. The Company recognizes finance charges and fee income on the retail installment contracts and interest expense on the debt, and records a provision for loan losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the retail installment contracts and other assets held by these subsidiaries are legally owned by them and are not available to other creditors.

The following table summarizes the assets and liabilities related to VIEs included in the Company’s consolidated financial statements:

	December 31, 2013	December 31, 2012
Restricted cash	$1,370,174	$1,093,648
Retail installment contracts, net	19,166,392	14,154,689
Various other assets	2,564,902	276,443
Notes payable	23,810,950	13,908,383
Various other liabilities	25,682	66,010

A summary of the cash flows received from securitization trusts during the years ended December 31, 2013 and 2012, is as follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Receivables securitized	$11,589,632	$9,197,555	$10,448,897

Net proceeds from new securitizations	$9,980,538	$7,999,556	$10,405,352
Net proceeds from sale of retained bonds	98,650	—	—
Cash received for servicing fees	506,656	420,315	287,654
Cash received upon release from reserved and restricted cash accounts	9,933	38,693	26,995
Net distributions from trusts	1,482,425	1,097,326	811,696

Total cash received from securitization trusts	$12,078,202	$9,555,890	$11,531,697

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of December 31, 2013 and 2012, the Company was servicing $21,935,874 and $15,876,333, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts is either pledged in private issuances or warehouse facilities or unpledged.

During 2013 the Company sold $1,091,282 of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $24,575. As of December 31, 2013, the Company was servicing $1,017,756 of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations in addition to $1,829,900 of loans serviced for other unrelated third parties.

8.	Derivative Financial Instruments

Certain of the Company’s interest rate swap agreements are designated as hedges for accounting purposes. The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements and the corresponding options written in order to offset the interest rate cap agreements, are not designated as hedges for accounting purposes. The underlying notional amounts and aggregate fair values of these agreements at December 31, 2013 and 2012, were as follows:

	December 31, 2013		December 31, 2012
	Notional	Fair Value Asset/(Liability)	Notional	Fair Value Asset/(Liability)
Interest rate swap agreements designated as hedges	$3,873,000	$(5,686)	$2,321,085	$(20,759)
Interest rate swap agreements not designated as hedges	3,444,459	(31,360)	2,712,711	(52,546)
Interest rate cap agreements	4,616,960	28,274	1,169,707	(49)
Options for interest rate cap agreements	4,616,960	(28,389)	1,169,707	49

The aggregate fair value of the interest rate swap agreements was included in other liabilities on the Company’s consolidated balance sheets. The interest rate cap agreements and related options were included in other assets and other liabilities, as appropriate, on the Company’s consolidated balance sheets.

Information on the offsetting of derivative assets and derivative liabilities due to the right of offset is as follows, as of December 31, 2013 and 2012:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013
Interest rate swaps—Santander & affiliates	$1,601	$—	$1,601	$—	$—	$1,601
Interest rate caps—Santander & affiliates	9,342	—	9,342	—		9,342
Interest rate caps—third party	18,932	—	18,932	—	—	18,932

Total derivatives subject to a master netting arrangement or similar arrangement	29,875	—	29,875	—	—	29,875

Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—

Total derivative assets	$29,875	$—	$29,875	$—	$—	$29,875

Total financial assets	$29,875	$—	$29,875	$—	$—	$29,875

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2013
Interest rate swaps—Santander & affiliates	$38,647	$(2,258)	$36,389	$—	$—	$36,389
Back to back—Santander & affiliates	9,342	(9,342)	—	—	—	—
Back to back—Third party	19,047	(15,420)	3,627	—	—	3,627

Total derivatives subject to a master netting arrangement or similar arrangement	67,036	(27,020)	40,016	—	—	40,016

Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—

Total derivative liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016

Total financial liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016

December 31, 2012
Interest rate swaps—Santander & affiliates	$71,684	$—	$71,684	$—	$—	$71,684
Interest rate swaps—Third party	1,621	—	1,621	—	—	1,621
Interest rate caps—Santander & affiliates	49	(49)	—	—	—	—

Total derivatives subject to a master netting arrangement or similar arrangement	73,354	(49)	73,305	—	—	73,305

Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—

Total derivative liabilities	$73,354	$(49)	$73,305	$—	$—	$73,305

Total financial liabilities	$73,354	$(49)	$73,305	$—	$—	$73,305

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at December 31, 2013.

Gross gains (losses) reclassified from accumulated other comprehensive income to income, and gross gains (losses) recognized in income, are included as components of interest expense. The Company’s interest rate swap agreements had effects on its consolidated statements of income and comprehensive income for the years ended December 31, 2013 and 2012 as follows:

	December 31, 2013
	Gross Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as hedges	$—	$4,062	$(19,526)

Interest rate swap agreements not designated as hedges	$21,080

	December 31, 2012
	Gross Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as hedges	$—	$(11,709)	$(26,190)

Interest rate swap agreements not designated as hedges	$8,326

The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the years ended December 31, 2013 and 2012.

9.	Other Assets

Other assets were comprised as follows:

	December 31, 2013	December 31, 2012
Upfront fee (a)	$140,000	$—
Inventory of repossessed vehicles (Note 1)	129,323	82,249
Manufacturer subvention payments receivable (a)	55,579	—
Derivative assets (Note 8)	29,875	—
Indemnification payments receivable (b)	8,603	27,825
Other	46,925	21,745

	$410,305	$131,819

(a)	These amounts relate to the Chrysler agreement. The Company paid a $150,000 upfront fee at the effective date of the agreement. This fee is being amortized into finance and other interest income over the ten-year term of the agreement. As the preferred financing provider for Chrysler, the Company is entitled to subvention payments on loans and leases with below-market customer payments.
(b)	This amount represents tax indemnification payments to the original equity investors in ALA-A and ALA-B (see Note 1) expected to be recovered through tax refunds passed through to the Company as the investors recognize losses related to the investments. Payments made under this indemnification agreement totaled $28,080, all during the year ended December 31, 2012. During the year ended December 31, 2013, the Company recovered $18,266 of indemnification payments previously paid.

10.	Income Taxes

The components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011, were as follows:

	2013	2012	2011
Current income tax expense:
Federal	$65,168	$610,161	$417,767
State	32,987	39,642	43,064

Total current income tax expense	98,155	649,803	460,831

Deferred income tax expense (benefit):
Federal	285,809	(183,313)	2,684
State	5,454	(12,875)	519

Total deferred income tax expense (benefit)	291,263	(196,188)	3,203

Total income tax expense	$389,418	$453,615	$464,034

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rates for the years ended December 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal income tax benefit	2.3	2.4	2.2
Valuation allowance	(0.2)	1.9	0.0
Electric vehicle credit	(0.9)	0.0	0.0
Other	(0.3)	(1.1)	(0.1)

Effective income tax rate	35.9%	38.2%	37.1%

The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At December 31, 2013, the Company had a net receivable from affiliates under the tax sharing agreement of $162, which was included in Federal, state, and other income taxes receivable in the consolidated balance sheet. At December 31, 2012, the Company had a net payable to affiliates under the tax sharing agreement of $659, which was included in Federal, state, and other income taxes payable in the consolidated balance sheet.

The tax effect of temporary differences between the financial reporting and income tax basis of assets and liabilities at December 31, 2013 and 2012, are as follows:

	2013	2012
Deferred tax assets:
Debt issuance costs	$4,771	$4,886
Receivables	556,687	371,429
Derivatives	13,237	18,918
Original purchase discount on investments	44,381	116,310
Capital loss carryforwards	19,942	24,108
Consolidated VIEs	—	8,991
Other	27,264	16,973

Total gross deferred tax assets	666,282	561,615

Deferred tax liabilities:
Capitalized origination costs	(13,010)	(14,189)
Goodwill	(8,822)	(6,767)
Leased vehicles	(419,488)
Furniture and equipment	(7,899)	(6,784)
Other	(80)	(5,227)

Total gross deferred tax liabilities	(449,299)	(32,967)

Valuation allowance	(19,942)	(22,381)

Net deferred tax asset	$197,041	$506,267

As of December 31, 2013 and 2012, the Company had recorded a valuation allowance for capital loss carryforwards for which it does not have a tax-planning strategy in place to recognize before their expiration in 2017. A rollforward of the valuation allowance for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Valuation allowance, beginning of year	$22,381	—
Provision (release)	(2,439)	22,381

Valuation allowance, end of year	$19,942	22,381

During the year ended December 31, 2013, the Company’s loan sales exceeded the “negligible sales” exception under section 475 of the Internal Revenue Code, resulting in the Company’s now being classified as a dealer in securities for tax purposes. Accordingly, the Company now must report its loan and investment securities at fair value in its tax returns. The Company filed a method change request with the Internal Revenue Service (IRS) and has not yet received a formal response; however, as the change is statutorily required and the request for consent is merely procedural, the impact of the change is reflected in the consolidated financial statements as of and for the year ended December 31, 2013.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

Federal, state, and local tax
Gross unrecognized tax benefits balance,
January 1, 2012	$2,483
Reductions as a result of a lapse of the applicable statute of limitations	(164)
Settlements	(173)

Gross unrecognized tax benefits balance,
December 31, 2012	$2,146
Reductions as a result of a lapse of the applicable statute of limitations	(754)
Settlements	95

Gross unrecognized tax benefits balance,
December 31, 2013	$1,487

Accrued interest and penalties associated with uncertain tax positions are recognized as a component of the income tax provision. Accrued interest and penalties of $676 and $752 are included with the related tax liability line in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company believes that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease to zero in the next twelve months due to ongoing activities with various taxing jurisdictions that the Company expects may give rise to settlements or the expiration of statute of limitations. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company is subject to examination by federal and state taxing authorities. Periods subsequent to December 31, 2007, are open for audit by the IRS. The SHUSA consolidated return, of which the Company is a part, is currently under IRS examination for the period 2008-2010. Periods subsequent to December 31, 2006, are open for audit by various state taxing authorities.

11.	Commitments and Contingencies

The Company entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $5,627 and $4,934 during 2013 and 2012, respectively. The remaining obligations under the lease commitments at December 31, 2013, are as follows:

2014	$4,419
2015	9,291
2016	9,369
2017	8,823
2018	7,196
Thereafter	57,009

$96,107

In connection with the sale of retail installment contracts through securitizations, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. As of December 31, 2013, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company has a letter of credit facility with Santander — New York Branch totaling $500,000 at December 31, 2013 and 2012. The amount issued was zero as of December 31, 2013 and 2012. The letters of credit can serve as collateral for certain warehouse lines. These commitments will expire on December 31, 2014.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of our warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.

The Company committed to purchase certain new advances of unsecured revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020. The Company also is required to make a profit-sharing payment to the retailer each month.

Under terms of the agreement with Chrysler, the Company must make revenue sharing payments to Chrysler and also must make loss-sharing payments when residual losses on leased vehicles exceed a specified threshold.

The Company is obligated to make purchase price holdback payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected.

The Company has a flow agreement with Bank of America whereby the Company is committed to sell up to $300,000 of eligible loans to the bank each month through May 31, 2018. The Company retains servicing on all sold loans and will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination.

The Company has an agreement with Santander Bank N.A. (“SBNA,” formerly Sovereign Bank), a subsidiary of SHUSA, whereby the Company provides SBNA the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elects, to provide the proposed financing. The Company provides servicing on all loans originated under this arrangement. The Company received a $9,000 referral fee in

June 2013 in connection with this arrangement and is amortizing the fee into income over the ten-year term of agreement. The Company also will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. At the end of each quarter, the Company has the first right to originate loans in an amount equal to the amount of originations the Company made during the quarter due to SBNA decline or a failure to timely respond. Throughout the year, these amounts aggregate if the Company does not exercise its right of first refusal. At the end of each year, any amounts not used expire and do not roll over to the next year. As of December 31, 2013, approximately $202,494 had been originated by SBNA under this agreement, and SCUSA had not exercised its right to originate additional loans.

On July 3, 2013, the Company entered into a purchase agreement and amended a servicing agreement with a peer-to-peer unsecured lending platform company from which the Company already was acquiring prime amortizing term unsecured consumer loans. Under terms of the new agreements, the Company has committed to purchase at least the lesser of $30,000 per month or 75% of the lending platform company’s near-prime originations through July 2015, and the lesser of $30,000 per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or cancelled with 90 days’ notice.

On September 13, 2013, Ally Financial Inc. filed suit against the Company alleging copyright infringement and misappropriation of trade secrets and confidential information in connection with the Company’s launch of Chrysler Capital and, in particular, the Company’s offering of floorplan lines of credit to Chrysler dealerships.

Periodically, the Company is party to or otherwise involved in other legal proceedings arising in the normal course of business. The Company does not believe that there are any proceedings threatened or pending, if determined adversely, that would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

12.	Related-Party Transactions

Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:

The Company has a line of credit agreement with Santander — New York Branch (Note 6). Interest expense on these lines of credit totaled $62,845, $15,152 and $54,737 for the years ended December 31, 2013, 2012 and 2011, respectively. Accrued interest was $11,435 and $2,135 at December 31, 2013 and 2012, respectively.

The Company has a letter of credit facility with Santander — New York Branch (Note 11). Letter of credit fees for the used and unused portions, which are included as a component of interest expense, totaled $526, $238, and $2,720 for the years ended December 31, 2013, 2012 and 2011, respectively. Accrued fees totaled $128 at December 31, 2013 and 2012.

The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $10,461,378 and $6,324,625 at December 31, 2013 and 2012, respectively (Note 8). Interest expense on these agreements, which is included as a component of interest expense, totaled $29,698, $54,361 and $121,907 for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, the Company sold approximately $222,384 of the Company’s receivables from dealers to SBNA. The Company continues to service these loans but the loans are not subject to the servicer performance payment that applies to dealer loans originated under the SBNA flow agreement, described in Note 11. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $987 for the year ended December 31, 2013, including $165 in servicer performance payments on loans originated by SBNA. Other information on the dealer loan portfolio serviced for SBNA as of December 31, 2013 is as follows:

	December 31, 2013	December 31, 2012
Total serviced portfolio	$513,684	$—
Cash collections due to owner	$6,941	$—
Servicing fees receivable	$817	$—

The Company also has an agreement with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $14,775 and $29,270 for the years ended December 31, 2013 and 2012, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
Total serviced portfolio	$1,175,566	$1,673,110
Cash collections due to owner	$32,831	$59,067
Servicing fees receivable (refundable)	$(3,163)	$4,471

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of data processing, communications and other expenses, totaled $152, $148 and $160 for the years ended December 31, 2013, 2012 and 2011, respectively.

On December 31, 2011, SCUSA financed the sale to certain members of SCUSA’s management of 179,653 shares of SCUSA common stock for an aggregate amount of approximately $2,077. The balance on the loans totaled $1,562 at December 31, 2012. These loans had an original four-year term but were repaid in full in July 2013.

On December 21, 2012, the Company entered into a Master Services Agreement (MSA) with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SCUSA to review credit applications of retail store customers. The Company began reviewing applications under this agreement on October 24, 2013.

The Company paid expenses totaling $499 and $156 for the years ended December 31, 2013 and 2012, respectively, on behalf of the managing member of ALA-A and ALA-B, who is an investor in Auto Finance Holdings.

Pursuant to the shareholders agreement put in place in connection with the Auto Finance Holdings investment in the Company in December 2011, an additional capital contribution from SHUSA to SCUSA would be required if the net change in value from purchase price as of December 31, 2012, of available-for-sale bonds and hedging instruments held by SCUSA at October 31, 2011, plus the net gain (loss) on sale on any such bonds and instruments held by SCUSA at October 31, 2011, and sold prior to December 31, 2012, was a negative amount. The contribution amount was capped at the net depreciation of the bonds and hedging instruments recorded in OCI, net of tax, as of October 31, 2011. As of December 31, 2012, the required payment was determined to be $48,275, the maximum possible amount, and was recorded as an accrued capital contribution and receivable from shareholder, both classified within stockholders’ equity. The payment was received on January 29, 2013.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Cash paid during the period for:
Interest	$417,128	$383,400	$410,265
Income taxes	465,828	660,232	652,681
Noncash investing and financing transactions:
Transfers of retail installment contracts to repossessed vehicles	$992,325	$841,058	$921,504
Issuance of stock to employees for notes receivable	—	—	2,077
Acquisition of noncontrolling interests	38,111	—	—

14.	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	$10,531	$10,531	$70,887	$70,887
Receivables held for sale (b)	82,503	83,344	—	—
Retail installment contracts held for investment, net (c)	20,219,609	21,465,236	16,203,926	17,037,855
Unsecured consumer loans, net (d)	954,189	1,187,286	—	—
Receivables from dealers held for investment (e)	94,745	94,745	61,894	61,894
Restricted cash (a)	1,563,613	1,563,613	1,290,461	1,290,461
Notes payable — credit facilities (f)	8,099,773	8,099,773	3,374,666	3,374,666
Notes payable — secured structured financings (g)	15,195,887	15,565,013	12,853,329	13,021,896

(a)	Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, approximated fair value at December 31, 2013 and 2012, due to the short maturity of these instruments and is considered a Level 1 measurement.
(b)	Receivables held for sale — Receivables held for sale are carried at the lower of cost or market, as determined on an aggregate basis. The estimated fair value is based on the prices obtained or expected to be obtained in the subsequent sales and is considered a Level 1 measurement.
(c)	Retail installment contracts held for investment — Retail installment contracts are carried at amortized cost, net of loan loss allowance. The estimated fair value is calculated based on estimated market rates for similar contracts with similar credit risks and is considered a Level 3 measurement.
(d)	Unsecured consumer loans, net — Unsecured consumer loans are carried at amortized cost, net of loan loss allowance. Carrying value approximates fair value for unsecured revolving loans because the loans are short term in duration, do not have a defined maturity date and/or are at a market-based interest rate. For unsecured amortizing loans, the estimated fair value is calculated based on estimated market rates for similar loans with similar credit risks and is considered a level 3 measurement.
(e)	Receivables from dealers held for investment — Receivables from dealers held for investment are carried at amortized cost, net of loan loss allowance. The estimated fair value is calculated based on estimated market rates for similar receivables with similar credit risks and is considered a Level 3 measurement.

(f)	Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value as of December 31, 2013 and 2012. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements. The fair value of notes payable is considered a Level 3 measurement.
(g)	Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market quotes for the Company’s publicly traded debt and estimated market rates currently available from recent transactions involving similar debt with similar credit risks, and is considered a Level 2 measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012, and are categorized using the fair value hierarchy. The fair value hierarchy includes three levels based on the reliability of the inputs used to determine the fair value:

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — trading interest rate caps (a)	$28,274	$—	$28,274	$—
Assets — hedging interest rate swaps (a)	$1,601	$—	$1,601	$—
Liabilities — trading options for interest rate caps (a)	$28,389	$—	$28,389	$—
Liabilities — hedging interest rate swaps (a)	$7,287	$—	$7,287	$—
Liabilities — trading interest rate swaps (a)	$31,360	$—	$31,360	$—

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — investments available-for-sale (b)	$95,600	$—	$95,600	$—
Liabilities — hedging interest rate swaps (a)	$20,759	$—	$20,759	$—
Liabilities — trading interest rate swaps (a)	$52,546	$—	$52,546	$—

(a)	The valuation of swaps and caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. Effective January 1, 2012, the Company made an election to use the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments (see Note 8).
(b)	Quoted market prices for the Company’s investments available for sale are not readily available. The Company’s principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. The Company estimated fair values for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third-party broker quotes for certain securities, and other independent third-party valuation sources. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates assigned to these securities assume liquidation in an orderly fashion and not under distressed circumstances.

No amounts were transferred in or out of Level 3 during 2013 or 2012.

The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2013 and 2012, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets — repossessed vehicle inventory	$129,323	$—	$129,323	$—

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets — repossessed vehicle inventory	$82,249	$—	$82,249	$—

The Company estimates the fair value of its repossessed vehicle inventory using historical auction rates and current market levels of used car prices.

15.	Employee Benefit Plans

SCUSA Compensation Plan — Beginning in 2012, the Company granted stock options to certain executives and other employees under a Management Equity Plan (the “Plan”). The Plan is administered by the Board of Directors and enables the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), or 8.5% of the equity invested in the Company as of December 31, 2011.

Stock options granted have an exercise price based on the estimated fair market value of the Company’s common stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under the Management Shareholder Agreements, which we have entered into with certain of our employees, no shares obtained through exercise of stock options could be transferred until the later of December 31, 2016, and the Company’s execution of an IPO (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave the Company, the Company would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the Plan) or voluntarily left the Company without good reason (as defined in the Plan), the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left the Company with good reason, the repurchase price is the fair market value at the date of repurchase. Management believes the Company’s repurchase right caused the IPO event to constitute an implicit vesting condition; because an IPO had not been executed as of December 31, 2013, no stock compensation expense had been recorded as of that date. As of December 31, 2013, there was approximately $141,837 of unrecognized compensation cost related to stock options granted but for which the IPO implicit vesting condition had not been met.

On December 28, 2013, the Company’s board of directors approved certain changes to the Management Equity Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also on December 28, 2013, the board established the Omnibus Incentive Plan, which enables the Company to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of the Company’s common stock up to a total of 5,192,640 common shares. As of December 31, 2013, the Company had granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock totals $12,263 of which an insignificant amount was recorded in the year ended December 31, 2013 and the remainder will be recognized over the five-year vesting period.

A summary of the Company’s stock options and related activity as of and for the year ended December 31, 2013, is presented below:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	24,762,551	$10.27	9.0	$265,735
Granted	272,980	15.21
Exercised	(39,970)	9.74		225
Expired	—	—		—
Forfeited	(1,085,499)	10.07

Options outstanding at December 31, 2013	23,910,062	9.81	8.0	267,634

Options exercisable at December 31, 2013	9,458,469	9.76	8.0	106,301

Options expected to vest at December 31, 2013	14,012,838	9.84	8.0

*	In whole dollars. Exercise prices have been retroactively adjusted for prior year grants to reflect $0.54 and $1.81 dividend protection adjustments for years ending December 31, 2013 and 2012, respectively.

A summary of the status and changes of the Company’s nonvested stock option shares as of and for the year ended December 31, 2013, is presented below:

	Shares	Weighted- Average Grant Date Fair Value*
Non-vested at January 1, 2013	19,860,879	$5.96
Granted	272,980	7.35
Vested	(4,596,767)	5.96
Forfeited	(1,085,499)	6.03

Non-vested at December 31, 2013	14,451,593	$5.98

*	In whole dollars.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the initial public offering. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon closing of the IPO, including expense related to accelerated vesting for certain executives of $33,845. The remaining $24,067 in unrecognized compensation cost will be recognized over the remaining vesting period of the awards. The weighted average remaining period for this expense is 17 months.

On the date the IPO was priced, January 22, 2014, the Company granted additional stock options from the Management Equity Plan to certain executives, other employees, and an independent director, with an estimated fair value of $14,889, which will be recognized over the five-year vesting period of the awards.

The following summarizes the assumptions used for estimating the fair value of stock options granted under the Management Equity Plan to employees for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Assumption
Risk-free interest rate	1.08% - 1.11%	0.88% - 1.28%	n/a
Expected life (in years)	6.5	6.5	n/a
Expected volatility	50%	66% - 67%	n/a
Dividend yield	0.38%	1.92%	n/a
Weighted average grant date fair value	$6.56-$7.46	$5.56-$6.06	n/a

Santander Stock-Based Compensation Plan — Santander has established a stock-based compensation plan for certain employees of the Company. The compensation plan is linked to Santander’s earnings per share growth in comparison to similar financial institutions. The shares are awarded based on performance during specific cycles at various per share prices.

•	Cycle one, from July 2007 through June 2009, had maximum authorized shares of 96,030 at a price of $19.38 per share. The cycle closed with total shares distributed of 77,469.

•	Cycle two, from July 2007 through June 2010, had maximum shares authorized of 144,120 at a price of $19.38 per share. The cycle closed with total shares distributed of 114,040.

•	Cycle three, from July 2008 through June 2011, had maximum shares authorized of 147,908 at a price of $7.29 per share. The cycle closed with total shares distributed of 120,732.

•	Cycle four, from July 2009 through June 2012, had maximum authorized shares of 157,611 at a price of $6.50 per share. The cycle closed with total shares distributed of 43,475.

•	Cycle five, from July 2010 through June 2013, had maximum authorized shares of 163,302 at a price of $6.87 per share. The cycle closed with no shares distributed.

The shares were awarded at the end of each cycle; however, the awarding of these shares was contingent upon Santander’s meeting the specified performance requirements during each cycle and each employee’s continued employment with the Company.

The Company recognized compensation expense related to this plan totaling $187, $608 and $880 during the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Contribution Plan — The Company sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their base salary, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their base salary, with matching contributions of 100% of employee contributions. The total amount contributed by the Company in 2013, 2012 and 2011, was $5,867, $4,607 and $3,940, respectively.

16.	Accumulated Other Comprehensive Loss

A summary of changes in accumulated other comprehensive loss, net of tax, for the year ended December 31, 2013 is as follows:

	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total
Balance — December 31, 2012	$(12,416)	$3,252	$(9,164)
Other comprehensive income (loss) before reclassifications	(2,761)	(2,490)	(5,251)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	12,324	(762)	11,562

Balance — December 31, 2013	$(2,853)	$—	$(2,853)

(a)	Amounts in this table are net of tax
(b)	Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

Reclassification	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$19,526	Interest expense
Tax expense (benefit)	(7,202)

Net of tax	$12,324

Investments available for sale:
Discount accretion	$(1,208)	Interest expense
Tax expense (benefit)	446

Net of tax	$(762)

17.	Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Total finance and other interest income	$814,592	$912,561	$1,062,620	$1,144,248
Net interest margin	731,595	818,057	900,546	953,495
Income before income taxes	441,657	285,193	177,307	180,931
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$290,402	$181,918	$111,245	$113,926

Year Ended December 31, 2012
Total finance and other interest income	$700,902	$713,902	$747,908	$785,790
Net interest margin	602,217	618,123	649,134	705,001
Income before income taxes	409,095	221,055	353,820	204,579
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$254,192	$173,187	$168,467	$119,157

18.	Subsequent Events

On February 4, 2014, the Company entered into a flow agreement with SBNA whereby SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by SBNA for the Company’s own portfolio. The Company will provide servicing and receive an origination fee on all leases originated under this agreement.

************

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of the date of this filing.

Name	Age	Position
Executive Officers:
Thomas G. Dundon	42	Chief Executive Officer and Chairman
Jason A. Kulas	43	President and Chief Financial Officer
Jason W. Grubb	47	Chief Operating Officer
Eldridge A. Burns, Jr.	45	Chief Legal Officer and General Counsel
James W. Fugitt	41	Chief Information Officer
R. Michele Rodgers	43	Chief Compliance and Risk Officer
Michelle L. Whatley	42	Chief Human Resources Officer
Richard Morrin	44	Executive Vice President, New Business
Nathan Staples	35	Chief Credit Officer
Hugo R. Dooner	44	Executive Vice President, Consumer Lending
Jennifer Popp	34	Chief Accounting Officer
Brad Martin	38	Executive Vice President, Business Operations

Non-Executive Directors:
Gonzalo de Las Heras	74	Honorary Chairman
Alberto Sánchez	50	Vice Chairman
Juan Carlos Alvarez	43	Director
Roman Blanco	49	Director
Javier San Felix	46	Director
Stephen A. Ferriss	68	Director
Matthew Kabaker	37	Director
Tagar C. Olson	36	Director
Juan Andres Yanes	51	Director
Daniel Zilberman	40	Director

Executive Officers

Thomas G. Dundon, Chief Executive Officer and Chairman

As one of our founding partners, Mr. Dundon was named President in May 2005 and served in that position until November 2013. He became President & Chief Executive Officer in December 2006, and since such time he has served as a member of our board of directors. Mr. Dundon was appointed as the Chairman of our board of directors on December 28, 2013. Mr. Dundon is also a Director of Santander Holdings USA, Inc., the parent company of SBNA and of the non-profit Santander Consumer USA Inc. Foundation. Mr. Dundon holds a bachelor’s degree in economics from Southern Methodist University.

Jason A. Kulas, President and Chief Financial Officer

Mr. Kulas has served as our President since November 2013 and our Chief Financial Officer since January 2007, joining us after serving as Managing Director in investment banking for JPMorgan Securities, Inc., where he was employed from 1995 to 2007. Mr. Kulas also worked as an analyst for Dun & Bradstreet and as an adjunct professor at Texas Christian University. Mr. Kulas served on our board of directors from 2007 to 2012 and currently serves as a member of the Board of the non-profit Santander Consumer USA Inc. Foundation.

Mr. Kulas holds a bachelor’s degree in chemistry from Southern Methodist University and an MBA from Texas Christian University.

Jason W. Grubb, Chief Operating Officer

Mr. Grubb joined us in November 2004 as our Senior Vice President of Servicing and has served as our Chief Operating Officer since January 2007. Prior to joining us, Mr. Grubb held positions at WFS Financial, Nissan Motor Acceptance Corp, and Commercial Financial Services in which he was responsible for servicing. Mr. Grubb holds a bachelor’s degree in finance from Oklahoma State University and an MBA from Our Lady of the Lake University.

Eldridge A. Burns, Jr., Chief Legal Officer and General Counsel

Mr. Burns has served as our Chief Legal Officer and General Counsel since January 2007. Prior to joining us, Mr. Burns served as Vice President and Senior Corporate Counsel for Blockbuster, Inc., where he managed real estate, mergers and acquisitions, and general corporate transactions. Prior to joining Blockbuster, Mr. Burns was an associate at Vinson & Elkins LLP. Mr. Burns is a member of the Texas Bar and Dallas Bar Associations, and has served as a member of the steering committee for the Texas Minority Counsel Program. He currently serves as a member of the Board of the non-profit Santander Consumer USA Inc. Foundation. Mr. Burns holds a bachelor’s degree in business administration from Southern Methodist University and a J.D. from the University of Texas, School of Law.

James W. Fugitt, Chief Information Officer

Mr. Fugitt has served as our Chief Information Officer since October 2011 and prior to that served as our Chief Technology Officer and Vice President of Application Development. Prior to joining us in 2002, Mr. Fugitt held various IT development and management positions at WorldNow, a new media company, and BSG Consulting, a technology consulting company. Mr. Fugitt holds a bachelor’s degree in electrical engineering from Columbia University.

R. Michele Rodgers, Chief Compliance and Risk Officer

Ms. Rodgers has served as our Chief Compliance Officer since April 2012 and added the role of Chief Risk Officer in June 2013. Ms. Rodgers joined us in March 2005 and has previously served as Controller and head of the Project Management Office. Prior to joining us, Ms. Rodgers worked in the fields of finance and technology consulting. Ms. Rodgers holds a bachelor’s degree in accounting from the University of Alabama.

Michelle L. Whatley, Chief Human Resources Officer

Ms. Whatley has served as our Chief Human Resource Officer since May 2013; prior to that she served as our EVP, Human Resources and Director of Human Resources Information Systems. Prior to joining us in June 2003, Ms. Whatley held various other human resources roles in both the technology and consumer industries. She currently serves as a member of the Board of the non-profit Santander Consumer USA Inc. Foundation. Ms. Whatley attended Midwestern State University, attained the Professional in Human Resources accreditation in 2002, and has been a member of the Society of Human Resources Management for over ten years.

Richard Morrin, Executive Vice President, New Business

Mr. Morrin has served as our Executive Vice President of New Business since August 2011. Prior to joining us, Mr. Morrin held a variety of management positions in 21 years of combined service at Ally Financial and General Motors Acceptance Corp. Most recently, he managed the commercial lending operations for Ally automotive dealers in the United States and Canada. Mr. Morrin holds a bachelor’s degree in economics from the University of Pennsylvania and an MBA from the University of Virginia.

Nathan Staples, Chief Credit Officer

Mr. Staples joined us in May 2001 and has served as our Chief Credit Officer since June 2013. Mr. Staples has worked with the Santander Group locally within the USA, and prior to assuming the role of Chief Credit Officer, globally in and throughout the United Kingdom. Mr. Staples is experienced in cash flow modeling, financial and portfolio analyses, credit policy, risk management and collateral recovery. Mr. Staples holds a Bachelor of Science degree in Business Administration with a concentration in Finance from the University of Texas at Dallas and an MBA with a concentration in Strategy from Southern Methodist University, Cox School of Business.

Hugo R. Dooner, Executive Vice President, Consumer Lending

Mr. Dooner joined the Company in March 2010 with more than 20 years of experience in the finance industry. Prior to joining the Santander team, Mr. Dooner was a Vice President and managed the Portfolio Marketing, Strategic Initiatives and global servicing operations of HSBC Auto Finance. Mr. Dooner holds a bachelor’s degree from UC Santa Barbara and an MBA from the University of Chicago, Booth School of Business.

Jennifer Popp, Chief Accounting Officer

Ms. Popp has served in the finance industry since 2001, and joined our team in July 2012. Prior to joining our executive team, she served as Vice President, Controller for Residential Credit Solutions, Inc., a Texas-based residential mortgage servicer, and as a senior manager for KPMG LLP. Ms. Popp holds bachelor’s and master’s degrees in accounting from the University of Missouri, and is a Certified Public Accountant and Chartered Financial Analyst (CFA) charterholder.

Brad Martin, Executive Vice President, Business Operations

Mr. Martin has served within our senior leadership team since 2005, and has served as our Executive Vice President of Business Operations since January 2011. Prior to entering the consumer finance industry in 2000, Mr. Martin served the United States as a Petty Officer in the United States Navy. Mr. Martin attended Dallas Baptist University.

Directors

Our board of directors currently consists of eleven members.

Thomas G. Dundon, Chief Executive Officer and Chairman

Mr. Dundon’s biography is included under “— Executive Officers” above. Mr. Dundon has extensive knowledge and experience in consumer finance, and we believe he is qualified to serve on our board.

Gonzalo de Las Heras, Honorary Chairman

Mr. de Las Heras served as our Chairman from December 2006 until December 28, 2013, when he became our Honorary Chairman. Mr. de Las Heras has been a director of SHUSA and SBNA since October 2006. Mr. de Las Heras joined Santander in 1990 and most recently served as Executive Vice President supervising Santander business in the United States until 2009, when he retired. Mr. de Las Heras is also the Chairman of Santander Bancorp, Puerto Rico, Banco Santander International, Miami, Santander Trust & Bank (Bahamas) Limited, and Banco Santander (Suisse). Prior to joining Santander, Mr. de Las Heras held various positions at JP Morgan, most recently as Senior Vice President and Managing Director heading its Latin American division. He served as a director of First Fidelity Bancorporation until its merger with First Union. From 1993 to 1997, Mr. de Las Heras served on the New York State Banking Board. He is a director and past chairman of the Foreign Policy

Association and a Trustee and past chairman of the Institute of International Bankers. Mr. de Las Heras has a law degree from the University of Madrid and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California. Mr. de Las Heras has extensive knowledge and experience in international finance, and we believe he is qualified to serve on our board.

Alberto Sánchez, Vice Chairman

Mr. Sánchez has served as a director since December 2006. Mr. Sánchez has served as a Director of SHUSA and SBNA since January 2009, when they were Sovereign Bancorp and Sovereign Bank, respectively. Mr. Sánchez is the Head of Strategy and Specialty Finance of the U.S. for Banco Santander. Since 1997, Mr. Sánchez has held the following positions within the Santander organization: Head of Equity Research, Head of Latin American Equities, and Head of Spanish Equities and Macroeconomics Research. Previously he was a Senior Managing Director at Bear Stearns (now JP Morgan) and a Managing Director at Deutsche Bank. He serves as a Board Member of the Greenwich Village Orchestra, the Concert Artists Guild, the Brooklyn Academy of Music and the President’s Council of the Development and University Relations Department of Fordham University. Mr. Sánchez holds a master’s of International Political Economy & Development from Fordham University and a law degree from the Universidad Complutense de Madrid. Mr. Sánchez has extensive knowledge and experience in international finance, and we believe he is qualified to serve on our board.

Juan Carlos Alvarez, Director

Mr. Alvarez has served as a director since December 2011. Mr. Alvarez is the Chief Financial Officer of SHUSA and a Senior Executive Vice President of SBNA and is a member of the SHUSA Executive Management Committee. Mr. Alvarez served as the Corporate Treasurer of SBNA from 2009 to 2013, Global Head of Treasury and Investments for Santander International Private Banking Unit from 2006 to 2009, and Head of Treasury and Investments for Santander Suisse since 2000. Mr. Alvarez is a CFA charterholder. Mr. Alvarez earned his B.B.A. in Accounting and Finance from Tulane University and his master of science in finance from George Washington University. Mr. Alvarez has extensive knowledge and experience in global markets, and we believe he is qualified to serve on our board.

Roman Blanco, Director

Mr. Blanco has served as a director since November 2013. He is the Santander US Country Head, President and Chief Executive Officer of SHUSA and SBNA, and a member of the SHUSA Executive Management Committee. He was an executive at Banco Santander Brazil from 2004 to 2007, Santander’s country head in Colombia from 2007 to 2012, and head of Santander Puerto Rico from 2012 to 2013. Prior to joining Santander, he worked for consulting firm McKinsey & Co. for thirteen years, most recently as a senior partner specializing in the financial sector. He holds a civil engineering degree and an MBA from Carnegie Mellon University. Mr. Blanco has extensive global financial experience, and we believe he is qualified to serve on our board.

Stephen A. Ferriss, Director

Mr. Ferriss was appointed a director in November 2013 and serves as the Chairman of our Audit Committee. He has served as a director to the SHUSA and SBNA Boards since 2012, serves as the chairman of the SHUSA and SBNA Audit Committees, and is a member of SBNA’s Bank Secrecy Act/Anti-Money Laundering Oversight Committee. He is the senior independent director and chairman of the Nominations Committee for Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange. He also has served as a Board member of Iberchem in Madrid, Spain since 2007, and previously served as a Board member of Santander Bancorp and Banco Santander Puerto Rico from 2002 to 2010 and as a member of the Audit Committee of those companies from 2004 to 2010. He previously served as President and Chief Executive Officer of Santander Investment Securities Inc. from 1999 to 2002 and held various roles at Bankers Trust (now Deutsche Bank Alex. Brown), including managing director and partner of the Bankers Trust

Global Investment Bank in London and New York. Mr. Ferriss has a B.A. from Columbia College and an M.I.A. from Columbia University School of International Affairs. Mr. Ferriss brings extensive global experience to the Board as a result of these positions, and we believe he is qualified to serve on our board.

Matthew Kabaker, Director

Mr. Kabaker joined Centerbridge Partners, L.P. in 2011 and focuses on investments in financial services, institutions and assets in the United States and Europe. Mr. Kabaker also currently serves as a director of Focus Financial LLC. Prior to joining Centerbridge Partners L.P., Mr. Kabaker was a Senior Advisor to Treasury Secretary Timothy Geithner and the Deputy Assistant Secretary for Capital Markets at the U.S. Treasury Department in Washington, D.C. Prior to joining the U.S. Treasury Department in 2008, Mr. Kabaker was a Managing Director at Blackstone where he worked in the firm’s private equity business in New York and London for over 10 years. While at Blackstone, Mr. Kabaker focused on investments in the financial services and retail sectors. Mr. Kabaker earned a B.A. in Philosophy, Politics, and Economics from the University of Pennsylvania. Mr. Kabaker also serves on the Board of Directors of Aktua Soluciones Financieras, S.L., and we believe he is qualified to serve on our board.

Tagar C. Olson, Director

Mr. Olson has served as a director since January 2012. Mr. Olson is a Member of the general partner of KKR & Co. L.P. (NYSE: KKR), the parent company of Kohlberg Kravis Roberts & Co. L.P., where he is head of KKR’s financial services industry team within its private equity platform. Mr. Olson also serves as a Director of Alliant Insurance Services, Inc., First Data Corporation and Visant Corp. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc., in their private equity and mergers and acquisition practices. He graduated summa cum laude from the University of Pennsylvania’s Management and Technology dual-degree program, where he received his B.S.E. from The Wharton School and his B.A.S. from the School of Engineering and Applied Science. Mr. Olson has extensive knowledge and experience in financial services and private equity, and we believe he is qualified to serve on our board.

Javier San Felix, Director

Mr. San Felix has served as a director since 2013, and from 2006 until 2012. Mr. San Felix has been a Senior Executive Vice President of Santander in charge of the Retail and Commercial Banking business since May 2013. Prior to serving as a director, he was the Chief Executive Officer of Banesto from May 2012 until its merger into Santander. From 2008 to 2012, Mr. San Felix was Senior Executive Vice President of Santander Consumer Finance, responsible for Non-Euro Markets including the United States. He served in various other roles for Santander Consumer Finance from 2004 to 2008, and previously was a senior partner with McKinsey & Company. Mr. San Felix has a degree in Business Administration from Universidad Pontificia Comillas and an M.B.A. from the University of California, Los Angeles. Mr. San Felix has extensive international financial services experience, and we believe he is qualified to serve on our board.

Juan Andres Yanes, Director

Mr. Yanes has served as a director since December 2011. Mr. Yanes has also served as a director of SHUSA and SBNA since September 2009. Mr. Yanes is the Chief Risk Officer of SHUSA and SBNA, a Senior Executive Vice President of SHUSA and SBNA, and a member of the SHUSA Executive Management Committee and previously served as the Chief Corporate Officer of Santander USA. Mr. Yanes joined the Santander organization in 1991 and was involved in Investment Banking, Corporate Finance, and Financial Markets until 1999. Mr. Yanes has extensive knowledge and experience in financial market risk, and we believe he is qualified to serve on our board.

Daniel Zilberman, Director

Mr. Zilberman has served as director since January 2012. Mr. Zilberman is a Partner of Warburg Pincus & Co., a Managing Director of the private equity firm Warburg Pincus LLC and leads the firm’s European financial services and special situations practice. Mr. Zilberman also serves as a director of Primerica Inc., Aeolus Re, and The Mutual Fund Store and is an observer on the board of Sterling Financial. Prior to joining Warburg Pincus, Mr. Zilberman worked at Evercore Capital Partners and Lehman Brothers. Mr. Zilberman holds his MBA from The Wharton School at the University of Pennsylvania and a bachelor’s degree in International Relations with honors from Tufts University. Mr. Zilberman has extensive knowledge and experience in investments in the financial services sector, and we believe he is qualified to serve on our board.

General

As of the date of this filing, because SHUSA owns a majority of our common stock, we qualify as a “controlled company” under NYSE rules, which eliminates the requirements that we have a majority of independent directors on our board of directors and that we have compensation and nominating/corporate governance committees. If at any time we cease to be a “controlled company” under stock exchange rules, our board of directors will take all action necessary to comply with applicable stock exchange rules, including appointing a majority of independent directors to our board of directors and establishing certain committees composed entirely of independent directors, subject to any permitted “phase-in” period.

Director Independence

Our board of directors has determined that, Mr. Ferriss satisfies the independence standards established by the SEC and the NYSE listing standards. Our board of directors has also determined that Mr. Dundon is not considered independent under NYSE listing standards due to his current and past employment relationship with us, and that all other directors also are not considered independent under NYSE listing standards. In addition, our board of directors has determined that Jose Luis De Mora, Nuno Matos, and Jorge Moran, each of whom served as a director during a portion of the year ended December 31, 2013, were not considered independent.

Committees of the Board of Directors

Our board of directors maintains an Audit Committee and a Board Enterprise Risk Committee. As a “controlled company,” we do not maintain a separate compensation or nominating and corporate governance committee, and compensation and nominating/corporate governance functions will be managed by the full board of directors until the rules change, we cease to be a “controlled company,” or we otherwise determine to do so.

Audit Committee. The members of the Audit Committee are Messrs. Ferriss, de Las Heras, Olson and Sanchez. Mr. Ferriss has been determined by our board of directors to be an “independent” director, as defined under the rules of the NYSE and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”). Mr. Ferriss is the chairman of the committee, is an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under the rules of the NYSE. Each member of the Audit Committee is financially literate. We completed our initial public offering in January 2014 and, as a result, we have relied on the exemption provided in Section 10A-3(b)(1)(iv) of the Exchange Act. This exemption provides that all but one of the members of our Audit Committee may be exempt from the independence requirements of the Exchange Act for 90 days from the date of effectiveness of our initial registration statement and that a minority of the members of our Audit Committee may be exempt from the independence requirements of the Exchange Act for one year from the date of effectiveness of our initial registration statement. We have determined that the fact that the Audit Committee is not entirely composed of independent directors does not materially adversely affect the ability of the Audit Committee to act independently and to satisfy the other requirements of the NYSE and the SEC.

The Audit Committee is responsible for, among other things:

•	reviewing our financial statements and public filings that contain financial statements, significant accounting policies changes, material weaknesses and significant deficiencies identified by outside auditors, if any, and risk management issues;

•	monitoring and assessing our compliance with legal and regulatory requirements, our financial reporting processes and related internal control systems, and the performance of our internal audit function;

•	appointing our outside auditors and monitoring their independence, qualifications, compensation, and performance; and

•	preparing the Audit Committee report for inclusion in our proxy statement for our annual meeting.

Board Enterprise Risk Committee. The members of the Board Enterprise Risk Committee are Messrs. Kabaker, Sanchez and Yanes. The Board Enterprise Risk Committee assists our board of directors in oversight responsibilities with respect to enterprise, credit, operational, market, liquidity, reputational, legal, regulatory, and compliance risk.

Code of Business Conduct and Ethics

Our board of directors has adopted a Business Conduct Statement that includes a code of ethics (which we refer to as the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The Business Conduct Statement, as amended from time to time, is available free of charge under “Governance” on the “Investors” page of the Company’s website at www.santanderconsumerusa.com. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law, including by filing a Current Report on Form 8-K.

Board Leadership Structure

Our board of directors does not have any formal policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board, as the board of directors believes that it should have the flexibility to make this determination at any given point in time in the way that it believes best to provide appropriate leadership for us at that time. Our board of directors has not separated the positions of Chairman of the Board and Chief Executive Officer, and both positions are currently held by Mr. Dundon. Our board of directors does not currently have a “Lead Director.” The board of directors believes that this serves us well by creating a critical link between management and our board of directors, enabling our board of directors to perform its oversight function with the benefits of management’s perspectives on the business, facilitating communication between our board of directors and our senior management, and providing our board of directors with direct oversight of our business and affairs.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who are included in the Summary Compensation Table, who we collectively refer to as our “named executive officers” or “NEOs” and focuses on the information contained in the following tables and related footnotes primarily for the fiscal year ended December 31, 2013; however, giving effect to the Reorganization that occurred on January 16, 2014, pursuant to which, SCUSA Merger Sub merged with and into SCUSA Illinois, with SCUSA Illinois continuing as the surviving corporation and a wholly owned subsidiary and operating company of Santander Consumer USA Holdings Inc. In the merger, all of the outstanding shares of common stock of SCUSA Illinois and equity-based awards were exchanged for shares and awards in respect of shares, as applicable, of Santander Consumer USA Holdings Inc. common stock on a 2.6665 for 1.00 basis. See “Reorganization.”

For the fiscal year ended December 31, 2013, our NEOs were: (i) Thomas G. Dundon, Chief Executive Officer; (ii) Jason A. Kulas, President and Chief Financial Officer; (iii) Jason W. Grubb, Chief Operating Officer; (iv) Eldridge A. Burns, Jr., Chief Legal Officer and General Counsel; and (v) Richard Morrin, EVP, New Business.

Philosophy and Objectives of Our Executive Compensation Program. The fundamental principles that Santander and we follow in designing and implementing compensation programs for the NEOs are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long-term business objectives;

•	link pay to performance;

•	align, to an appropriate extent, the interests of management with those of our stockholders; and

•	support our core values, strategic mission, and vision.

We aim to provide a total compensation package that is comparable to that of other financial institutions in the geographic area in which the NEOs are located, taking into account publicly available information considered by our Chief Executive Officer and Chief Human Resources Officer; however, we did not engage in formal market or industry benchmarking in fiscal year 2013. Within this framework, SCUSA considers each component of each NEO’s compensation package independently; that is, SCUSA does not evaluate what percentage each component comprises of the total compensation package.

SCUSA took into account individual performance, level of responsibility, and track record within the organization in setting each named executive officer’s compensation for fiscal year 2013.

Process for Determining Executive Compensation

SCUSA Board of Directors. Our board of directors has oversight of, among other things, adoption, modification or termination of the terms within our executive equity-based incentive plan in which our NEOs participate and approval of amounts paid to the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer under the executive incentive program. Our board of directors also sets compensation for our Chief Executive Officer.

SCUSA Human Resources Department. Our human resources department has the authority and responsibility to oversee management performance reviews, and to prepare the management bonus pools for presentation to our board of directors. Our Executive Committee (which includes all of our NEOs), in partnership with our human resources department, also approves individual bonus awards to the extent that our board of directors delegates such powers and responsibilities.

SCUSA Management. Our Chief Executive Officer collaborates with our Chief Human Resources Officer in setting compensation for all of our NEOs other than our Chief Executive Officer.

Santander. While our NEOs were eligible to participate in Santander’s Performance Shares Plan in fiscal year 2013, no awards were granted to the NEOs under the Performance Shares Plan in fiscal year 2013, and no awards are anticipated to be granted to the NEOs under the Performance Shares Plan in the future.

Benchmarking and Independent Compensation Consultant. We did not engage in market or industry benchmarking in fiscal year 2013 with respect to the compensation of the NEOs. In addition, neither we nor our board of directors engaged a compensation consultant in fiscal year 2013.

Principal Components of Executive Compensation

For fiscal year 2013, the compensation that we paid to our NEOs consisted primarily of base salary and short-, medium- and long-term incentive opportunities, as we describe more fully below. In addition, the NEOs are eligible for participation in company-wide welfare benefits plans, and we provide the NEOs with certain welfare benefits and perquisites not available to our employees generally.

Base Salary

Base salary represents the fixed portion of each NEO’s compensation and is intended to provide compensation for expected day-to-day performance. The base salaries of the NEOs were generally set in accordance with each NEO’s employment agreement, each of which was entered into prior to fiscal year 2013. See “— Employment Agreements with Named Executive Officers.” While each NEO’s employment agreement provides for the possibility of increases in base salary, annual increases are not guaranteed. No NEO received an increase in annual base salary in fiscal year 2013, however, our board of directors has approved the following base salary increases for fiscal year 2014 for Messrs. Dundon, Kulas, Grubb, and Burns, to retain these key executives and to reflect the increased responsibility relating to their roles with respect to a public company:

Name	2013 Base Salary	2014 Base Salary
Thomas Dundon	$1,500,000	$2,625,000
Jason Kulas	$400,000	$890,000
Jason Grubb	$350,000	$550,000
Eldridge Burns	$240,000	$260,000

Short-Term Incentive Compensation

Discretionary Bonuses

In certain cases, we award discretionary bonuses to the NEOs to motivate and reward outstanding performance. These awards permit us to apply discretion in determining awards rather than considering specific performance goals that may inadvertently reward inappropriate risk-taking. No discretionary bonuses were granted in fiscal year 2013.

Retention Bonuses

On June 28, 2013, we executed retention bonus letters with certain executives, including each of our NEOs with the exception of Mr. Dundon. Each retention bonus letter provides for a lump sum cash bonus payable within five days following the date of the retention bonus letter, subject to withholding for applicable income and payroll taxes or otherwise as required by law. The retention bonus is subject to claw-back in the event that, prior to February 28, 2015, the executive voluntarily terminates employment with the Company or in the event that, prior to February 28, 2015, the executive’s employment is terminated by the Company for cause (as defined in the

Management Equity Plan). If such termination occurs prior to February 28, 2014, the executive will be required to repay to the Company the net amount of the retention bonus, and if such termination occurs after February 28, 2014 and prior to February 28, 2015, the executive will be required to repay to the Company 50% of the net amount of the retention bonus. After the retention bonuses were granted, we provided for a tax gross-up with respect to the federal, state and local taxes paid by each of the NEOs in connection with their retention bonuses.

The amounts paid to each of the following NEOs under the retention bonus letters, and the amounts of the subsequently-issued tax gross-ups, are set forth in the table below:

Named Executive Officer	Value of Retention Bonus ($)	Value of Tax Gross-Up ($)
Jason Kulas	$200,000	$75,930
Jason Grubb	$175,000	$65,606
Eldridge Burns	$120,000	$44,211
Richard Morrin	$150,000	$55,616

SCUSA Executive Incentive Program

We provide annual short-term cash incentive opportunities for the NEOs in the form of the SCUSA Executive Incentive Program (“EIP”) to reward the NEOs for their efforts towards achievement of corporate performance objectives, as well as to reinforce key cultural behaviors used to achieve short-term and long-term success. The EIP was approved by our board of directors, on the recommendation of our Executive Committee, on May 17, 2011. Each of the NEOs participated in the EIP in fiscal year 2013 and were eligible for a target annual bonus equal to 100% of each such NEO’s annual base salary. Messrs. Dundon and Kulas received a 2013 EIP bonus equal to 250% of their respective annual base salaries, Mr. Grubb received a 2013 EIP bonus equal to 186% of his annual base salary, Mr. Burns received a 2013 EIP bonus equal to 108% of his annual base salary and Mr. Morrin received a 2013 EIP bonus equal to 100% of his annual base salary. Our board of directors has approved target annual bonus levels under the EIP for fiscal year 2014 equal to 100% of annual base salary for each of our NEOs.

Achievement under the EIP was determined by reference to the Company’s overall projected performance goals from year to year. The budgeted goal for net income for 2013 was $675,047,000 – which provided the most exact and quantitative measure of the Company’s performance. Other performance goals critical to a strong performance were more qualitative and less easily measured (i.e., driving revenue-producing opportunities, sourcing of new loans and management of expenses). Our Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer and our board of directors annually review the appropriateness of the performance goals used in the EIP with respect to the degree of difficulty in achieving such goals, and determine whether there is a sufficient balance of degree of difficulty and potential reward for the NEOs. There is no specific weight given to any one performance goal, and the executives and our board of directors have the flexibility to consider a wide variety of performance goals (including performance goals not enumerated above), as they determine appropriate throughout the year in reaching their final conclusion as to achievement under the EIP. In making the EIP bonus determinations for fiscal year 2013, our board of directors reviewed our overall performance, including our projected net income results for fiscal year 2013, which was approximately $685 million. Our board of directors, with recommendations from our Chief Executive Officer (other than with respect to the Chief Executive Officer), then considered aspects of each NEO’s overall individual performance during the performance period (including, but not limited to, performance in the execution of Company goals and objectives, commitment to the Company’s core values, contributions to retention of workforce, and ability to identify and address cross-departmental concerns) and after considering all of the different factors, determined the actual EIP bonuses on an individual-by-individual basis without giving specific weight to any particular Company-wide or individual goals. In making the EIP bonus determinations for fiscal year 2013, our board of directors reviewed the NEOs’ individual performance during the performance period and made the following determinations:

•	Mr. Dundon made significant contributions to the overall performance of the Company, including his critical contributions to the successful roll-out of Chrysler Capital, exceeded expectations in his role as a driver of technology and financial strategies, and demonstrated strong leadership.

•	Mr. Kulas exceeded expectations in his contributions to the Company’s technology and financial strategies, and demonstrated strong leadership in connection with the IPO process.

•	Mr. Grubb exceeded expectations by strategically directing and guiding the Company toward innovative solutions within the Company’s operational segments.

•	Mr. Burns made notable contributions toward identifying and addressing cross-departmental concerns, specifically in connection with the IPO process.

•	Mr. Morrin was critical to the successful roll-out of Chrysler Capital and further met expectations by facilitating the execution of Company goals and objectives and in his commitment to the Company’s core values.

The amounts paid under the SCUSA EIP are reflected in the “Non-Equity Incentive Plan Compensation” column of the “— Summary Compensation Table.”

Our NEOs have previously been required to defer a portion of their annual bonus. See “— Santander’s Management Board Compensation Policy and Identified Staff Plan.”

SCUSA Senior Executive Annual Bonus Plan

In fiscal year 2014, prior to and in connection with the IPO, we adopted a written annual bonus plan, which has the following material terms.

The Senior Executive Bonus Plan is intended to provide an incentive for superior work and to motivate covered key executives toward even greater achievement and business results, to tie their goals and interests to ours and to those of our stockholders and to enable us to attract and retain highly qualified executives.

The Senior Executive Bonus Plan is a performance-based bonus plan under which our designated key executives, including our executive officers, will be eligible to receive bonus payments with respect to a specified period (for example, our fiscal year). Bonuses generally will be payable under the Senior Executive Bonus Plan upon the attainment of pre-established performance goals. Notwithstanding the foregoing, we may pay bonuses (including, without limitation, discretionary bonuses) to participants under the Senior Executive Bonus Plan based upon such other terms and conditions as the board of directors or a committee of the Company’s board of directors, which we refer to as the Administrator, may in its discretion determine.

Performance goals under the Senior Executive Bonus Plan may relate to one or more corporate business criteria with respect to us or any of our subsidiaries, including but not limited to: sales; revenues; assets; expenses; earnings before or after deduction for all or any portion of interest, taxes, depreciation, or amortization, whether or not on a continuing operations or an aggregate or per share basis (basic or fully diluted); return on equity, capital or assets; one or more operating ratios such as earnings before interest, taxes and/or depreciation and amortization; borrowing levels, leverage ratios or credit rating; market share; capital expenditures; free cash flow, cash flow, return on investment (discounted or otherwise), net cash provided by operations, or cash flow in excess of cost of capital; stock price; earnings per share; shareholder return; sales of particular products or services; customer acquisition or retention; acquisitions and divestitures (in whole or in part); economic value added; strategic business criteria consisting of one or more objectives based on meeting specific market penetration, geographic business expansion goals, facility construction or completion goals, geographic facility relocation or completion goals, cost targets, customer satisfaction, supervision of litigation or information technology; joint ventures and strategic alliances; spin-offs, split-ups and the like; reorganizations; or recapitalizations, restructurings, financings (issuance of debt or equity) or refinancings, any of which may be measured either in absolute terms or as compared to any incremental increase or decrease, or as compared to results of a peer group.

The payment of a bonus to a participant pursuant to the Senior Executive Bonus Plan is generally conditioned on continued employment of such participant through the last day of the performance period; however, the Administrator may make exceptions to this requirement in its sole discretion, including, without limitation, in the case of a participant’s termination of employment, retirement, death or disability, or as may be required by an individual employment or similar agreement.

The Senior Executive Bonus Plan is administered by the Administrator. The Administrator will select the participants in the Senior Executive Bonus Plan and the performance goals to be utilized with respect to the participants, establish the bonus formulas for each participant’s annual bonus, and certify whether any applicable performance goals have been met with respect to a given performance period. We may amend or terminate the Senior Executive Bonus Plan at any time in our sole discretion. Any amendments to the Senior Executive Bonus Plan will require stockholder approval only to the extent required by applicable law, rule or regulation.

Medium- and Long-Term Incentive Compensation

Performance Shares Plan

The Performance Shares Plan is sponsored by Santander, and is a means for providing medium- and long-term incentive compensation for selected executives across its global platform. Santander developed the Performance Shares Plan to align the interests of Santander’s executives with those of its stockholders by encouraging stock ownership among its executives. The Performance Shares Plan generally consists of a multi-year plan under which Santander may award a participant a number of restricted shares of Santander common stock based on Santander’s performance during a specific three-year performance cycle. For fiscal year 2013, each of our NEOs (other than Richard Morrin) was eligible to participate in the Performance Shares Plan; however, no awards were granted to the NEOs under the Performance Shares Plan in fiscal year 2013, though the NEOs had the opportunity to vest in certain awards that were made in previous years as described below. SCUSA no longer participates in the Performance Shares Plan; accordingly, no awards will be granted to the NEOs under the Performance Shares Plan in the future.

Awards under the Performance Shares Plan relate to three-year performance cycles, with the payout of shares occurring no later than July 31st of the year following the end of the applicable cycle. Each of the NEOs (other than Richard Morrin) participated in the cycle covering performance for fiscal years 2010 through 2012 (which cycle had a payout date of no later than July 31, 2013).

The maximum number of shares that each participant is eligible to receive under each cycle was determined at the beginning of the cycle entirely at the discretion of our Executive Committee, based on the participant’s position within the Company. A percentage of the maximum number of shares vest in accordance with pre-established Santander total stockholder return (“TSR”) goals compared to a peer group of the world’s largest financial institutions chosen by Santander in its sole discretion on the basis of market capitalization, geographic location, and the nature of the businesses. We did not have any input into the selection of the peer group and are not informed of the specific peer group. Restrictions on shares lapse, and shares are delivered to the NEOs under the Performance Shares Plan, based on Santander’s performance over the three-year cycle, provided that the NEO remains continuously employed at Santander or a subsidiary through June 30 of the year following the end of the applicable cycle. In the event that the NEO’s employment is terminated prior to June 30 of the year following the end of the applicable cycle, and such termination is due to retirement, involuntary termination, unilateral waiver by the NEO for good cause (as provided under Spanish law), unfair dismissal, forced leave of absence, permanent disability or death, restrictions will lapse as to a prorated portion of the restricted shares, based on the number of days that the NEO was employed during the applicable cycle.

The TSR goals and the associated possible percentages of restricted shares awarded that the NEOs may have earned under the Performance Shares Plan with respect to the 2010-2012 performance cycles are as follows:

Santander’s position in the TSR ranking	Percentage of Award Earned (2009- 2011 Performance Cycle)	Percentage of Award Earned (2010- 2012 Performance Cycle)
1st to 5th	100.0%	100.0%
6th	82.5%	82.5%
7th	65.0%	65.0%
8th	47.5%	47.5%
9th	30.0%	30.0%
10th or below	0%	0%

The maximum number of shares payable to the NEOs under the Performance Shares Plan in fiscal year 2013, with respect to the 2010-2012 performance cycle, is set forth in the table below:

Named Executive Officer	Number of Shares Delivered
Thomas Dundon	37,080
Jason Kulas	17,745
Jason Grubb	13,150
Eldridge Burns	7,278

For fiscal year 2013, Santander’s position in the TSR ranking was 10th or below. Accordingly, no shares were delivered under the Performance Shares Plan during 2013.

SCUSA 2011 Management Equity Plan

We have adopted the Management Equity Plan, under which eligible Company employees and directors (including the NEOs) may receive nonqualified stock options to purchase SCUSA common stock with an exercise price of at least the fair market value of SCUSA common stock on the date of grant. The Management Equity Plan also provides for the grant of premium priced stock options, which are granted with a per share exercise price in excess of the fair market value of SCUSA common stock on the date of grant. In addition to participation in the Management Equity Plan, certain members of senior management purchased shares of SCUSA common stock at fair market value.

Grants may be in the form of time-vesting options (with vesting based on continued service with SCUSA), or in the form of performance-vesting options (with vesting based on continued service with SCUSA and the achievement of performance targets relating to SCUSA’s return on equity). Vesting of awards under the Management Equity Plan is generally subject to acceleration upon a change in control. See “— Potential Payments upon Termination or Change in Control” below and “— Equity Compensation Plans Information.”

None of our NEOs were granted stock options in fiscal year 2013. However, in fiscal year 2014, our board of directors approved a grant of stock options to Messrs. Dundon, Kulas and Grubb (with a grant date fair value of $8,041,032, $3,618,465, and $603,078 for Mr. Dundon, Mr. Kulas and Mr. Grubb, respectively) pursuant to the Management Equity Plan, which grant was made and was effective on the date on which the underwriting agreement in connection with the IPO was executed, the registration statement was effective and the offering price of our common stock in the IPO was determined. The options were granted with an exercise price equal to the initial public offering price of $24. Our board of directors approved this grant in order to reward the NEOs for their performance during the IPO process and to provide additional retention. The stock options vest ratably over five years, subject to continued employment. If the NEO’s employment is terminated for any reason other than death or disability, the stock options will be forfeited. If the NEO’s employment is terminated due to death or disability, the portion of such NEO’s stock options that would have vested had the NEO continued to provide services through the next following anniversary of the grant date will vest and become exercisable upon such termination. The stock options will also vest in full upon a change in control. These NEOs were granted the following stock options in fiscal year 2014:

Named Executive Officer	Options Granted
Thomas Dundon	759,774
Jason Kulas	341,898
Jason Grubb	56,983

In fiscal year 2013, our board of directors approved the acceleration of the vesting of all stock options previously granted under the Management Equity Plan held by Messrs. Dundon, Kulas and Grubb (including the waiver of performance conditions), effective as of the IPO (and contingent on their continued employment through the IPO), with the shares underlying such options to be subject to amended transfer restrictions resulting in a portion of the shares received upon exercise of such options being transferable earlier than currently contemplated by the management equity arrangements, and other portions of the shares received upon exercise of such options being transferable later than currently contemplated. In addition, the options that became vested in accordance with the first sentence of this section will be forfeited if the employment of the applicable NEO terminates prior to the date that the options would have vested in the ordinary course under the current management equity arrangements. Our board of directors has approved the amendment effective as of, and subject to the occurrence of the IPO (and contingent on their continued employment through the IPO) of the management equity arrangements previously granted under the Management Equity Plan with each of Messrs. Burns and Morrin whereby certain transfer restrictions with respect to shares underlying a portion of their outstanding vested and unvested options will be waived and transfer restrictions with respect to shares underlying other portions of the outstanding options held by Messrs. Burns and Morrin will be extended.

In fiscal year 2013, our board of directors also approved the amendment of the Management Equity Plan in connection with, and immediately prior to, the IPO to provide that certain shares available under the Management Equity Plan that remain available at the consummation of the IPO will remain available for grant under the Management Equity Plan.

SCUSA Omnibus Incentive Plan

We have adopted the Omnibus Incentive Plan, which provides for the grant of nonqualified and incentive stock options, SARs, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of our common stock to eligible officers, employees, directors and consultants. The purpose of the Omnibus Incentive Plan is to give us a competitive advantage in attracting, retaining and motivating officers, employees, directors and consultants and to provide a means whereby officers, employees, directors and consultants can acquire and maintain ownership of our common stock or be paid incentive compensation measured by reference to the value of our common stock, strengthening their commitment to us and our affiliates and promoting an identity of interest between our stockholders and the recipient of awards under the Omnibus Incentive Plan. Vesting of awards under the Omnibus Incentive Plan is generally subject to acceleration upon a change in control. See “— Potential Payments upon Termination or Change in Control” and “— Our Equity Incentive Plans,” below.

Messrs. Dundon, Kulas and Grubb were granted restricted shares in fiscal year 2013 in order to reward these NEOs for their contributions to the Company in 2013. In order to provide additional retention to Mr. Dundon, given his expansive experience in our business, our board of directors determined that it was in the best interests of the Company to grant Mr. Dundon a restricted share grant that was greater than those received by the other two NEOs. The restricted shares vest ratably over five years, subject to continued employment. If the NEO’s employment is terminated for any reason other than death, disability or by the Company without cause, the restricted shares will be forfeited. If the NEO’s employment is terminated due to death, disability or by the

Company without cause, the restricted shares will vest in full. The restricted shares will also vest in full upon a change in control; provided, that, a change in control will not be deemed to occur as a result of the IPO or related transactions (including the Reorganization). These NEOs were granted the following restricted shares in fiscal year 2013:

Named Executive Officer	Restricted Shares
Thomas Dundon	382,880
Jason Kulas	172,295
Jason Grubb	28,715

Santander’s Management Board Compensation Policy and Identified Staff Plan

Under Santander’s Management Board Compensation Policy and Identified Staff Plan, certain executive officers, including Messrs. Dundon, Kulas and Grubb, had been required to defer a portion of their annual bonuses for the fiscal years 2010 and 2011. The percentage of annual bonus that was required to be deferred was based on each NEO’s total bonus earned.

With the exception of certain bonus deferrals made by Mr. Dundon, all amounts deferred under the Santander’s Management Board Compensation Policy and Identified Staff Plan are payable in Santander common stock, in three equal installments on each anniversary of the date of the deferral. Mr. Dundon’s deferred annual bonus with respect to fiscal year 2011 is payable one half in cash and one half in Santander common stock, in three equal installments on each anniversary of the date of deferral. Receipt of deferred bonus payments is contingent on the NEO remaining employed through the applicable payment date and subject to there being no: (i) deficient financial performance by Santander during that period, (ii) poor conduct by the participant (with respect to 2010 bonus deferrals only), (iii) breach or falsification by the participant in violation of the internal risk rules, (iv) material restatement of the entity’s financial statements and (v) significant variation in the economic capital or in the qualitative valuation of risks. Accordingly, amounts with respect to 2010 bonus deferrals are payable one-third in each of 2012, 2013 and 2014, and amounts with respect to 2011 bonus deferrals are payable one-third in each of 2013, 2014 and 2015. Once received, shares of Santander common stock are subject to a one-year holding requirement.

Other Elements of Compensation

In addition to the benefits that all of our employees are eligible to receive, the NEOs are eligible for certain other benefits and perquisites. For fiscal year 2013, the additional benefits and perquisites included a car allowance, SCUSA employer matching contributions to SCUSA’s qualified defined contribution retirement plan (i.e., 401(k) Plan), and annual premiums for executive disability benefits. These benefits and perquisites are generally consistent with those paid to similarly situated SCUSA executives. Mr. Dundon’s perquisites also include parking and toll expenses, financial planning expenses (including tax preparation services, accounting services and financial advisory and planning services), legal and estate planning expenses, medical reimbursements, and personal use of reward points earned on the Company credit card in connection with payment of corporate expenses.

We pay certain expenses incurred by Mr. Dundon in the operation of his private plane when used for SCUSA business within the contiguous 48 states of the United States. Under this practice, payment is based on a set flight time hourly rate, and the amount of our reimbursement is not subject to a maximum cap per fiscal year. During fiscal year 2013, the average flight time hourly rate was approximately $5,400, and accordingly, we paid approximately $496,000 to Meregrass Company, a 135 charter company that manages this operation, under this practice.

Retirement Benefits

Each of the NEOs is eligible to participate in SCUSA’s qualified defined contribution retirement plan (i.e., 401(k) Plan) under the same terms as other eligible SCUSA employees. SCUSA provides these benefits in order to foster the development of the NEOs’ long-term careers with the Company. We do not provide defined benefit pension benefits, or nonqualified or excess retirement benefits to any of our NEOs.

Employment Agreements

We have entered into employment agreements with each of the NEOs, establishing key elements of compensation that differ from our standard plans and programs and that facilitate the creation of covenants, such as those prohibiting post-employment competition or solicitation by the NEOs. We believe that these agreements provide stability to SCUSA and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. See “— Employment Agreements with Named Executive Officers.”

Tax Considerations

We intend to seek to maximize deductibility for tax purposes (including under Section 162(m) of the Code) of all elements of compensation of the NEOs, from and after the time that our compensation programs become subject to Section 162(m) of the Code (“Section 162(m)”). Pursuant to the transition provisions under Section 162(m), certain compensation arrangements that were entered into by a corporation before it was publicly held may not be subject to the deductibility limits for a period of approximately three years following the consummation of a public offering. Prior to such time as our compensation programs become subject to Section 162(m), we intend to review our compensation plans in light of applicable tax provisions and revise them as necessary to maximize deductibility. However, the Company and our board of directors will take into consideration a multitude of factors in making executive compensation decisions and may, in certain circumstances, approve compensation arrangements that do not qualify for maximum deductibility.

Share Ownership Program

We do not currently have a share ownership program in place for our NEOs.

Compensation Risk Assessment

We conducted a risk assessment of our compensation policies and practices and concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. In particular, our board of directors believes that the design of the Company’s short-, medium- and long-term compensation programs provide an effective and appropriate mix of incentives to ensure our executive compensation program is focused on long-term shareholder value creation and does not encourage the taking of short-term risks at the expense of long-term results.

Compensation Committee Report

Our board of directors has not formed a compensation committee at this time. The board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Summary Compensation Table

The following summary compensation table sets forth the total compensation paid or accrued for the years ended December 31, 2012 and December 31, 2013, for each individual who served as our Chief Executive Officer or Chief Financial Officer during fiscal year 2013, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2013.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Thomas G. Dundon,	2013	1,500,000	136,376	(2)	8,040,984	(4)	—	3,750,000	—	235,820	13,663,180
CEO	2012	1,500,000	613,694		613,484		78,479,071	3,750,000	—	263,411	85,219,660
Jason A. Kulas,	2013	400,000	275,930	(3)	3,618,440	(4)	—	1,000,000	—	17,544	5,311,914
CFO	2012	400,000	115,000		—		6,208,846	1,000,000	—	29,006	7,752,852
Jason W. Grubb,	2013	350,000	240,606	(3)	603,064	(4)	—	650,000	—	12,381	1,856,051
COO	2012	350,000	100,000		—		5,551,138	650,000	—	12,381	6,663,519
Eldridge A. Burns Jr.,	2013	240,000	164,211	(3)	—		—	260,000	—	12,015	676,226
CLO	2012	240,000	—		—		2,394,083	325,000	—	12,413	2,971,496
Richard Morrin,	2013	255,000	205,615	(3)	—		—	255,000	—	19,755	735,370
EVP, New Business	2012	255,000	230,000		—		1,604,828	255,000	—	28,320	2,373,148

(1)	We base the amounts in this column on actual base compensation paid through the end of the applicable fiscal year.
(2)	Reflects a cash amount with respect to 2011 variable compensation that vests and becomes payable annually to Mr. Dundon in each of 2013, 2014 and 2015 pursuant to Santander’s Management Board Compensation Policy and Identified Staff Plan. See “— Santander’s Management Board Compensation Policy and Identified Staff Plan” and “— Outstanding Equity Awards at Fiscal 2013 Year End.”
(3)	Reflects the cash retention amounts (and related tax gross-ups) paid to Messrs. Kulas, Grubb, Burns and Morrin in July 2013. See “— Retention Bonuses.”
(4)	The value of the stock awards included in the Summary Compensation Table is based on the aggregate grant date fair value computed in accordance with ASC 718. For assumptions used in determining these values, see “— Determination of the Fair Value of Stock-based Compensation Grants.” See “Outstanding Equity Awards at Fiscal 2013 Year End” table for additional information regarding the vesting parameters that are applicable to these awards.
(5)	Reflects amounts paid to the NEOs under the SCUSA EIP. See “— SCUSA Executive Incentive Program.”
(6)	Includes the following amounts paid to or on behalf of the NEOs in fiscal year 2013:

	Car Allowance ($)	SCUSA Contribution to Defined Contribution Plan ($)	Club Memberships ($)	Financial Planning ($)	Estate Planning ($)	Legal Expenses ($)	Executive Disability Benefits ($)(b)		Medical Reimbursements ($)	Paid Parking and Tolls ($)	Total ($)
Thomas G. Dundon(a)	12,246	12,750	—	177,415	7,054	8,365	13,979	(c)	3,501	510	235,820
Jason A. Kulas	9,600	5,538	—	—	—	—	2,406		—	—	17,544
Jason W. Grubb	9,600	—	—	—	—	—	2,781		—	—	12,381
Eldridge A. Burns, Jr.	9,600	—	—	—	—	—	2,505		—	—	12,105
Richard Morrin	9,600	7,650	—	—	—	—	2,505		—	—	19,755

(a)	The Company permits Mr. Dundon to use reward points earned on the Company credit card in connection with payment of corporate expenses for Mr. Dundon’s personal use.
(b)	Amount listed represents the annual premiums paid by the Company for NEO executive disability benefits.
(c)	Amount listed represents the annual premiums paid by the Company for Mr. Dundon’s executive disability benefits, inclusive of an additional rider.

Grants of Plan-Based Awards — 2013

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Thomas G. Dundon	February 2013	1,500,000
	December 2013		382,880	8,040,984
Jason A. Kulas	February 2013	400,000
	December 2013		172,295	3,618,440
Jason W. Grubb	February 2013	350,000
	December 2013		28,715	603,064
Eldridge A. Burns, Jr.	February 2013	240,000
Richard Morrin	February 2013	255,000

(1)	The amounts set forth in this column reflect the target bonus opportunities for each of our NEOs pursuant to the SCUSA EIP for fiscal year 2013.
(2)	The amounts set forth in this column reflect the restricted shares that were granted to certain of our NEOs in 2013 pursuant to the Omnibus Incentive Plan. Restricted shares vest ratably over five years, subject to continued employment.
(3)	The value of the stock awards included in this column is based on the aggregate grant date fair value computed in accordance with ASC 718. For assumptions used in determining these values, see “—Determination of the Fair Value of Stock-based Compensation Grants.” See “Outstanding Equity Awards at Fiscal 2013 Year End” table for additional information regarding the vesting parameters that are applicable to these awards.

Outstanding Equity Awards at Fiscal 2013 Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Thomas G. Dundon	4,024,497	1,938,898	4,097,847	$9.21	12/31/2021
	1,269,074	—	1,903,610	$12.10	12/31/2021
						382,880	(4)	8,040,984	(7)
						8,803	(5)	78,990	(8)
						34,569	(6)	310,192	(8)
Jason A. Kulas	352,275	311,865	216,548	$9.21	12/31/2021	—		—
	63,698	—	95,548	$12.10	12/31/2021	—		—
						172,295	(4)	3,618,440	(7)
						2,042	(5)	18,323	(8)
						3,295	(6)	29,566	(8)
Jason W. Grubb	314,958	278,828	193,609	$9.21	12/31/2021	—		—
	56,951	—	85,426	$12.10	12/31/2021	—		—
						28,715	(4)	603,064	(7)
						1,252	(5)	11,234	(8)
						1,521	(6)	13,648	(8)
Eldridge A. Burns, Jr.	135,835	120,253	83,498	$9.21	12/31/2021	—		—
	24,562	—	36,842	$12.10	12/31/2021	—		—

Richard Morrin	91,054	80,609	55,972	$9.21	12/31/2021	—		—
	16,464	—	24,696	$12.10	12/31/2021	—		—

(1)	Options with respect to SCUSA common stock were granted under the Management Equity Plan in February 2012. Time-vesting options generally vest and become exercisable over five years in equal installments subject to the participant’s continued employment. With respect to the options held by Messrs. Dundon, Kulas and Grubb, our board of directors accelerated the vesting of such options effective upon the IPO.
(2)	Options with respect to SCUSA common stock were granted under the Management Equity Plan in February 2012. Performance-vesting options generally vest and become exercisable over five years in equal annual installments, based on our achievement of applicable threshold ROE targets, and subject to the participant’s continued employment at each measurement date. These ROE targets are an ROE of 27.5% for each of 2012 and 2013 and 18% for each of the years 2014 through 2016. If we do not achieve the applicable threshold ROE target with respect to a measurement date, the portion of the performance-vesting option that would have vested had the ROE target been met will remain outstanding and will vest if, at any point prior to the earlier of the end of the five-year performance period or a “change in control” (as defined in the Management Equity Plan), we achieve an average ROE target of 25.0%, subject to the participant’s continued employment through such time. With respect to the options held by Messrs. Dundon, Kulas and Grubb, our board of directors has approved the acceleration of the vesting of such options (including the waiver of performance conditions) effective as of, and subject to, the occurrence of the IPO (and contingent on their continued employment through the IPO).
(3)	Exercise prices were retroactively adjusted to reflect dividend protection adjustments and to reflect adjustments made to all awards outstanding under the Management Equity Plan in connection with the Reorganization which adjustment was done in accordance with the terms of the Management Equity Plan, and on the same basis as shares of SCUSA Illinois, generally (including with respect to any stock splits or similar adjustments effected in connection with the Reorganization).

(4)	Restricted shares granted under the Omnibus Incentive Plan vest ratably over five years, subject to continued employment. Vesting may be accelerated upon death, disability, termination of employment without cause or upon a change in control; provided, that, a change in control will not be deemed to occur as a result of the IPO or related transactions (including the Reorganization).
(5)	Reflects restricted shares of Santander common stock outstanding in respect of NEO bonus deferrals under Santander’s Management Board Compensation Policy and Identified Staff Plan in fiscal year 2010.
(6)	Reflects restricted shares of Santander common stock outstanding in respect of NEO bonus deferrals under Santander’s Management Board Compensation Policy and Identified Staff Plan in fiscal year 2011.
(7)	Valuation based on a per share price of our common stock on December 31, 2013 of $21.00 after giving effect to the Reorganization, computed in accordance with ASC 718. For assumptions used in determining these values, see “— Determination of the Fair Value of Stock-based Compensation Grants.” In connection with the Reorganization, the Omnibus Incentive Plan was assumed by the Company and all awards outstanding under the Omnibus Incentive Plan at the time of the Reorganization were adjusted, in accordance with the terms of the Omnibus Incentive Plan, and on the same basis as shares of SCUSA Illinois, generally (including with respect to any stock splits or similar adjustments effected in connection with the Reorganization).
(8)	Valuation based on a per share closing price of Santander common stock on December 31, 2013 of €6.51 and a rate of exchange of 0.7255 Euros to one U.S. Dollar on such date.

Option Exercises and Stock Vested — 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(3)
Thomas G. Dundon
	—	—	8,803	(1)	69,315
			17,285	(2)	136,105
Jason A. Kulas	—	—	2,042	(1)	16,079
			1,647	(2)	12,974
Jason W. Grubb	—	—	1,252	(1)	9,856
			760	(2)	5,987
Eldridge A. Burns, Jr.	—	—	—		—
Richard Morrin	—	—	—		—

(1)	Reflects certain deferred bonus amounts with respect to 2010 bonuses that were paid out in shares of Santander common stock in fiscal year 2013.
(2)	Reflects certain deferred bonus amounts with respect to 2011 bonuses that were paid out in shares of Santander common stock in fiscal year 2013.
(3)	Valuation based on per share closing price of Santander common stock on February 15, 2013 of €5.89 and a rate of exchange of 0.748 Euros to one U.S. Dollar on such date.

Our Equity Incentive Plans

Under the Management Equity Plan, eligible Company employees and directors (including the NEOs) may receive nonqualified stock options to purchase SCUSA common stock with an exercise price of at least the fair market value of SCUSA common stock on the date of grant. The Management Equity Plan also provides for the grant of premium priced stock options, which are granted with a per share exercise price in excess of the fair market value of SCUSA common stock on the date of grant. As a condition to receiving nonqualified stock options under the Management Equity Plan, employees and directors must subscribe to purchase a set number of shares of SCUSA common stock at fair market value. In connection with the Reorganization, the Management Equity Plan was assumed by the Company and all awards outstanding under the Management Equity Plan at the time of the Reorganization were adjusted, in accordance with the terms of the Management Equity Plan, and on the same basis as shares of SCUSA Illinois, generally.

Grants may be in the form of time-vesting options (with vesting based on continued provision of services to SCUSA), or in the form of performance-vesting options (with vesting based on continued service with SCUSA and the achievement of performance targets relating to SCUSA’s return on equity).

Time-vesting options generally vest and become exercisable over five years in equal annual installments subject to the participant’s continued employment. Performance-vesting options generally vest and become exercisable over five years in equal annual installments, based on our achievement of applicable threshold return on equity (“ROE”) targets (determined in accordance with GAAP), and subject to the participant’s continued employment at each measurement date. These ROE targets are an ROE of 27.5% for each of 2012 and 2013 and 18.0% for each of the years 2014 through 2016. If we do not achieve the applicable threshold ROE target with respect to a measurement date, the portion of the performance-vesting option that would have vested had the ROE target been met will remain outstanding and will vest if, at any point prior to the earlier of the end of the five-year performance period or a “change in control” (as defined in the Management Equity Plan), we achieve an average ROE target of 25.0%, subject to the participant’s continued employment through such time.

Generally, unless otherwise determined by our board of directors, a participant will forfeit his or her unvested options upon termination of employment, other than in the circumstances set forth below. Upon a participant’s termination of employment due to death or disability, (i) the portion of the participant’s time-vesting options that would have vested had the participant continued to provide services through the next following anniversary of the grant date will vest and become exercisable upon such termination, and (ii) any of the participant’s unvested performance-vesting options will remain outstanding until the next applicable vesting date and will vest with respect to the portion that was scheduled to vest on such vesting date if, and to the extent that, such portion would have vested had the participant continued to be employed until such vesting date. A participant’s vested stock options will terminate on the earliest to occur of: (u) the tenth anniversary of the date of grant, (v) one year after the participant’s termination of employment by reason of death or disability, (w) immediately upon the participant’s involuntary termination for “cause” (as defined in the Management Equity Plan), (x) 30 days after the participant’s voluntary termination without “good reason” (as defined in the Management Equity Plan), (y) 60 days after the participant’s involuntary termination other than for cause, death or disability or by the participant voluntarily for good reason, or (z) at a time set in the discretion of our board of directors, in the event of a change in control.

Upon a change in control, (i) any unvested time-vesting options will automatically vest and become exercisable, (ii) any unvested performance-vesting options will vest to the extent that we achieve an average ROE target of 25.0% with respect to the period commencing on the beginning of the five-year performance period and ending on the change in control.

The Management Equity Plan provides that issuance of shares underlying awards is contingent on the participant signing and agreeing to be bound to a Management Shareholder Agreement with respect to such shares. Each Management Shareholder Agreement provides for certain repurchase rights and restrictions, including that shares obtained through exercise of stock options may not be transferred until the later of an IPO or December 31, 2016 (the “Lapse Date”). Upon the participant’s termination of employment due to death or disability, the participant is entitled to require that we repurchase all of the participant’s shares at their then-fair market value or, in the event of the participant’s breach of restrictions on transfer or restrictive covenants in the Management Shareholder Agreement, at the price that the participant originally paid for such shares. Upon the participant’s termination of employment for any reason, or the participant’s breach of restrictions on transfer or restrictive covenants in the Management Shareholder Agreement, we are entitled to require that the participant sell all of the participant’s shares to us at their then-fair market value or, in the event of the participant’s termination of employment for cause or without good reason, or the participant’s breach of restrictions on transfer or restrictive covenants in the Management Shareholder Agreement, at the price that the participant originally paid for such shares. The transfer restrictions and repurchase rights in the Management Shareholder Agreement terminate on the Lapse Date; however, our board of directors approved the amendment of option award agreements with respect to options previously granted under the Management Equity Plan and the amendment of the Management Shareholders Agreement effective as of and subject to the occurrence of the IPO to remove certain transfer restrictions with respect to shares underlying a portion of such outstanding options and provide for additional transfer restrictions with respect to shares underlying another portion of such outstanding options.

Omnibus Incentive Plan

Introduction

We have adopted the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of nonqualified and incentive stock options, SARs, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of our common stock. Set forth below is a summary of the material features that are in the Omnibus Incentive Plan. This summary is qualified in its entirety by the actual Omnibus Incentive Plan. In connection with the Reorganization, the Omnibus Incentive Plan was assumed by the Company, and all awards outstanding under the Omnibus Incentive Plan at the time of the Reorganization were adjusted, in accordance with the terms of the Omnibus Incentive Plan, and on the same basis as shares of SCUSA Illinois, generally.

Purpose

The purpose of the Omnibus Incentive Plan is to give us a competitive advantage in attracting, retaining and motivating officers, employees, directors and consultants and to provide a means whereby officers, employees, directors and/or consultants can acquire and maintain ownership of our common stock or be paid incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and that of our affiliates and promoting an identity of interest between our stockholders and recipients of awards under the Omnibus Incentive Plan.

Administration

The Omnibus Incentive Plan will be administered by our board of directors or such other committee of our board of directors as our board of directors may from time to time designate, which we refer to as the Committee. Among other things, the Committee has the authority to select individuals to whom awards may be granted, to determine the type of award as well as the number of shares of common stock to be covered by each award, and to determine the terms and conditions of any such awards. Subject to applicable law, the Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members or persons selected by it.

Eligibility

Current and prospective directors, employees (including executive officers) and/or consultants to us and any of our subsidiaries and affiliates are eligible to participate in the Omnibus Incentive Plan.

Shares Subject to the Omnibus Incentive Plan

The aggregate number of shares of our common stock available for issuance under the Omnibus Incentive Plan is 5,192,640 shares. The maximum number of shares that may be granted pursuant to options intended to be incentive stock options is 5,192,640 shares.

The shares of common stock subject to grant under the Omnibus Incentive Plan are to be made available from authorized but unissued shares, from treasury shares, from shares purchased on the open market or by private purchase, or a combination of any of the foregoing. To the extent that any award is forfeited, or any stock option or stock appreciation right terminates, expires or lapses without being exercised, or any award is settled for cash, the shares of common stock subject to such awards not delivered as a result thereof will again be available for awards under the Omnibus Incentive Plan. If the exercise price of any option and/or the tax withholding obligations relating to any award are satisfied by delivering shares of common stock (by either actual delivery or by attestation), only the number of shares of common stock issued net of the shares of common stock delivered or attested will be deemed delivered for purposes of the limits in the Omnibus Incentive Plan. To the extent any shares of common stock subject to an award are withheld to satisfy the exercise price (in the case of a stock option) and/or the tax withholding obligations relating to such award, such shares of common stock will not generally be deemed to have been delivered for purposes of the limits set forth in the Omnibus Incentive Plan.

The Omnibus Incentive Plan provides that in the event of certain extraordinary corporate transactions or events affecting us, the Committee or our board of directors will make such substitutions or adjustments as it deems appropriate and equitable to (1) the aggregate number and kind of shares or other securities reserved for issuance and delivery under the Omnibus Incentive Plan, (2) the various maximum limitations set forth in the Omnibus Incentive Plan, (3) the number and kind of shares or other securities subject to outstanding awards and (4) the exercise price of outstanding options and stock appreciation rights. In the case of corporate transactions such as a merger or consolidation, such adjustments may include the cancellation of outstanding awards in exchange for cash or other property or the substitution of other property for the shares subject to outstanding awards.

Awards

As indicated above, several types of awards can be made under the Omnibus Incentive Plan. A summary of these awards is set forth below.

Stock Options and Stock Appreciation Rights

Stock options granted under the Omnibus Incentive Plan may either be incentive stock options, which are intended to qualify for favorable treatment to the recipient under U.S. federal tax law, or nonqualified stock options, which do not qualify for this favorable tax treatment. Stock appreciation rights granted under the Omnibus Incentive Plan may either be “tandem SARs,” which are granted in conjunction with a stock option, or “free-standing SARs,” which are not granted in tandem with a stock option.

Each grant of stock options or stock appreciation rights under the Omnibus Incentive Plan will be evidenced by an award agreement that specifies the exercise price, the duration of the award, the number of shares to which the award pertains and such additional limitations, terms and conditions as the Committee may determine, including, in the case of stock options, whether the options are intended to be incentive stock options or nonqualified stock options. The Omnibus Incentive Plan provides that the exercise price of stock options and stock appreciation rights will be determined by the Committee, but may not be less than 100% of the fair market value of the stock underlying the stock options or stock appreciation rights on the date of grant. Award holders may pay the exercise price in cash or, if approved by the Committee, in common stock (valued at its fair market value on the date of exercise) or a combination thereof, or by “cashless exercise” through a broker or by withholding shares otherwise receivable on exercise. The term of stock options and stock appreciation rights will be determined by the Committee, but may not exceed ten years from the date of grant. The Committee will determine the vesting and exercise schedule of stock options and stock appreciation rights, and the extent to which they will be exercisable after the award holder’s service with the Company terminates.

Restricted Stock

Restricted stock may be granted under the Omnibus Incentive Plan with such restrictions as the Committee may designate. The Committee may provide at the time of grant that the vesting of restricted stock will be contingent upon the achievement of applicable performance goals and/or continued service. Except for these restrictions and any others imposed under the Omnibus Incentive Plan or by the Committee, upon the grant of restricted stock under the Omnibus Incentive Plan, the recipient will have rights of a stockholder with respect to the restricted stock, including the right to vote the restricted stock; however, whether and to what extent the recipient will be entitled to receive cash or stock dividends paid, either currently or on a deferred basis, will be set forth in the award agreement.

Restricted Stock Units

The Committee may grant restricted stock units payable in cash or shares of common stock, conditioned upon continued service and/or the attainment of performance goals (as described below) determined by the Committee. We are not required to set aside a fund for the payment of any restricted stock units and the award agreement for restricted stock units will specify whether, to what extent and on what terms and conditions the applicable participant will be entitled to receive dividend equivalents with respect to the restricted stock units.

Stock-Bonus Awards

The Committee may grant unrestricted shares of our common stock, or other awards denominated in our common stock, alone or in tandem with other awards, in such amounts and subject to such terms and conditions as the Committee determines from time to time in its sole discretion as, or in payment of, a bonus, or to provide incentives or recognize special achievements or contributions.

Performance Awards

Under the Omnibus Incentive Plan, the Committee may determine that the grant, vesting or settlement of an award granted under the Omnibus Incentive Plan may be subject to the attainment of one or more performance goals.

The Committee has the authority to establish any performance objectives to be achieved during the applicable performance period when granting performance awards. However, if an award under the Omnibus Incentive Plan is intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code, the performance goals will be established with reference to one or more of the following, either on a Company-wide basis, or, as relevant in respect of one or more affiliates, subsidiaries, divisions, departments or operations of the Company: earnings (gross, net, pre-tax, post-tax or per share), net profit after tax, EBITDA, gross profit, cash generation, unit volume, market share, sales, asset quality, earnings per share, operating income, revenues, return on assets, return on operating assets, return on equity, profits, total stockholder return (measured in terms of stock price appreciation and/or dividend growth), cost saving levels, marketing spending efficiency, core non-interest income, change in working capital, return on capital and/or stock price.

Termination of Employment

The impact of a termination of employment on an outstanding award granted under the Omnibus Incentive Plan, if any, will be set forth in the applicable award agreement.

Treatment of Outstanding Equity Awards following a Change in Control

The Omnibus Incentive Plan provides that, unless otherwise set forth in an award agreement, in the event of a change in control (as defined in the Omnibus Incentive Plan), (1) any restricted stock that was forfeitable prior to such change in control will become nonforfeitable, (2) all restricted stock units will be considered earned and payable in full and any restrictions thereon will lapse, (3) any unexercised stock option or SAR, whether or not exercisable on the date of such change in control, will become fully exercisable and may be exercised in whole or in part, and (4) the Committee may determine the level of achievement with respect to any performance-based awards through the date of the change in control. The Committee may make additional adjustments and/or settlements of outstanding awards upon a change in control, including cancelling any awards for cash upon at least ten days’ advance notice to affected participants.

A “change in control” is generally deemed to occur under the Omnibus Incentive Plan upon:

(1)	the acquisition by any individual, entity or group of “beneficial ownership” (pursuant to the meaning given in Rule 13d-3 under the Exchange Act) of 30% or more of either (a) the outstanding shares of the Company’s common stock or (b) the combined voting power of the Company’s then outstanding voting securities, with each of clauses (a) and (b) subject to certain customary exceptions;

(2)	a majority of the directors who constituted the Company’s board of directors at the time the Omnibus Incentive Plan was adopted are replaced by directors whose appointment or election is not endorsed by at least two-thirds of the incumbent directors then on the board of directors;

(3)	approval by our stockholders of the Company’s complete dissolution or liquidation; or

(4)	the consummation of a merger of the Company, the sale or disposition by the Company of all or substantially all of its assets, or any other business combination of the Company with any other corporation, other than any merger or business combination following which (a) the individuals and entities that were the beneficial owners of the outstanding common stock and the voting securities immediately prior to such business combination beneficially own more than 50% of the then-outstanding shares of common stock and combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors of the entity resulting from such business combination in substantially the same proportions as immediately prior to such business combination, (b) no person beneficially owns 30% or more of the then-outstanding shares of common stock of the entity resulting from such business combination or the combined voting power of the then-outstanding voting securities of such entity and (c) at least two-thirds of the members of the board of directors of the parent company (or, if there is no parent company, the surviving company) following the consummation of the transaction were members of the board of directors at the time the execution of the initial agreement providing for the transaction was approved.

However, a “change in control” was deemed not to occur as a result of the IPO or related transactions (e.g., the Reorganization).

Amendment and Termination

The Omnibus Incentive Plan may be amended, altered, suspended, discontinued or terminated by the Board, but no amendment, alteration, suspension, discontinuation or termination may be made if it would materially impair the rights of a participant (or his or her beneficiary) without the participant’s (or beneficiary’s) consent, except for any such amendment required to comply with law. The Omnibus Incentive Plan may not be amended, without stockholder approval to the extent such approval is required to comply with applicable law or the listing standards of the applicable exchange.

Federal Income Tax Consequences Relating to Equity Awards Granted pursuant to the Omnibus Incentive Plan

The following discussion summarizes certain federal income tax consequences of the issuance, receipt and exercise of stock options and the granting and vesting of restricted stock, in each case under the Omnibus Incentive Plan. The summary does not purport to cover federal employment tax or other federal tax consequences that may be associated with the Omnibus Incentive Plan, nor does it cover state, local or non-U.S. taxes.

Incentive Stock Options

In general, a participant realizes no taxable income upon the grant or exercise of an incentive stock option (“ISO”). However, the exercise of an ISO may result in an alternative minimum tax liability to the participant. With certain exceptions, a disposition of shares purchased under an ISO within two years from the date of grant or within one year after exercise produces ordinary income to the participant (and a deduction for us) equal to the value of the shares at the time of exercise less the exercise price. Any additional gain recognized in the disposition is treated as a capital gain for which we are not entitled to a deduction. If the participant does not dispose of the shares until after the expiration of these one- and two-year holding periods, any gain or loss recognized upon a subsequent sale is treated as a long-term capital gain or loss for which we are not entitled to a deduction.

Nonqualified Options

In general, in the case of a nonqualified stock option (“NSO”), the participant has no taxable income at the time of grant but realizes income in connection with exercise of the option in an amount equal to the excess (at the time of exercise) of the fair market value of the shares acquired upon exercise over the exercise price. A corresponding deduction is available to us. Any gain or loss recognized upon a subsequent sale or exchange of the shares is treated as capital gain or loss for which we are not entitled to a deduction.

Restricted Stock

Unless a participant makes an election to accelerate recognition of the income to the date of grant as described below, the participant will not recognize income, and the Company will not be allowed a tax deduction, at the time a restricted stock award is granted. When the restrictions lapse, the participant will recognize ordinary income equal to the fair market value of the common stock as of that date, less any amount paid for the stock, and the Company will be allowed a corresponding tax deduction at that time. If the participant files an election under Section 83(b) of the Code within 30 days after the date of grant of the restricted stock, the participant will recognize ordinary income as of the date of grant equal to the fair market value of the common stock as of that date, less any amount the participant paid for the common stock, and we will be allowed a corresponding tax deduction at that time. Any future appreciation in the common stock will be taxable to the participant at capital gains rates. However, if the restricted stock award is later forfeited, the participant will not be able to recover the tax previously paid pursuant to his Section 83(b) election.

Restricted Stock Units

A participant does not recognize income, and the Company will not be allowed a tax deduction, at the time a restricted stock unit is granted. When the restricted stock units vest and are settled for cash or stock, the participant generally will be required to recognize as income an amount equal to the fair market value of the shares on the date of vesting. Any gain or loss recognized upon a subsequent sale or exchange of the stock (if settled in stock) is treated as capital gain or loss for which we are not entitled to a deduction.

Employment Agreements with Named Executive Officers

Employment Agreement with Thomas Dundon

Santander and the Company entered into an employment agreement with Mr. Dundon on December 31, 2011, which amended and restated the obligations of the parties under a prior agreement, dated September 23, 2006, as amended. Mr. Dundon’s employment agreement has an initial term of five years and, unless earlier terminated, will automatically extend annually for additional one-year terms following that time, unless any party provides written notice at least 90 days prior to such anniversary date that such party did not agree to renew the employment agreement. The employment agreement provides for an initial base salary of $1,500,000 per year, which will be reviewed annually and is subject to increase at the discretion of our board of directors. In addition to base salary, Mr. Dundon is eligible to receive an annual cash performance bonus with a target of no less than 100% of his then-current base salary and a maximum of up to 250% of his then-current base salary. The employment agreement also provides that, among other things, Mr. Dundon has a right to participate in all equity compensation programs and all other employee benefit plans and programs generally available to SCUSA’s senior executives and receive reimbursement of reasonable expenses in accordance with SCUSA’s policies and practices.

Subject to Mr. Dundon’s execution of a general release and waiver, if Mr. Dundon’s employment is terminated by SCUSA for any reason other than “cause” (but excluding death or disability), or if Mr. Dundon resigns for “good reason” (as defined below), Mr. Dundon is entitled to:

•	an amount equal to two times the sum of his then-current base salary and the target annual cash performance bonus then in effect, payable in a lump sum;

•	a lump sum payment equal to his then-current base salary, prorated through the date of termination; and

•	continuation of welfare benefits (including life, long-term disability and other fringe benefits) for Mr. Dundon and his dependents, on the same basis as provided to actively employed senior executives of SCUSA, until (i) the third anniversary of Mr. Dundon’s termination of employment, or (ii) with respect to benefits under SCUSA’s health insurance plan, the 18-month anniversary of Mr. Dundon’s termination of employment.

If Mr. Dundon’s employment is terminated as a result of his death or “inability to perform” (generally defined as being disabled under SCUSA’s long-term disability plan), he is entitled to (i) a lump sum payment equal to his then-current base salary, prorated through the date of termination, and (ii) in the event of a termination of employment due to “inability to perform” only, continuation of welfare benefits (including life, long-term disability and other fringe benefits) for Mr. Dundon and his dependents, on the same basis as provided to actively employed senior executives, until the third anniversary of Mr. Dundon’s termination of employment, or, with respect to benefits under SCUSA’s health insurance plan, the 18-month anniversary of Mr. Dundon’s termination of employment.

Pursuant to the terms of his employment agreement, Mr. Dundon is subject to the following restrictive covenants: (i) perpetual confidentiality; (ii) non-solicitation of employees, customers, suppliers or vendors of SCUSA or its affiliates during the term of employment and for a period of two years thereafter (subject to certain exceptions described in this paragraph, the “Dundon Restricted Period”); (iii) non-competition during the term of employment and for the Dundon Restricted Period; (iv) cooperation in the context of litigation involving SCUSA or its affiliates; and (v) non-disparagement of SCUSA, its affiliates, or their products, services or operations, officers, directors or employees during the term of employment and for the Dundon Restricted Period. The Dundon Restricted Period will be reduced to 18 months in the event Mr. Dundon’s employment is terminated by SCUSA for cause. In the event that SCUSA delivers written notice to Mr. Dundon of its desire to not extend the term of the employment agreement, the restrictive covenants will lapse on the last day of the employment term unless, on or before the end of the employment term, SCUSA makes a lump sum payment to Mr. Dundon equal to the sum of his base salary and target bonus in effect on the employment termination date, subject to Mr. Dundon’s execution of a general release and waiver. If SCUSA makes such a lump sum payment, the Dundon Restricted Period will extend for one year following Mr. Dundon’s termination of employment.

In the event that a payment is made to Mr. Dundon in connection with a change in control such that an excise tax imposed by Code Section 4999 applies, Mr. Dundon is entitled to a gross-up payment in an amount such that after payment of all taxes (including interest and penalties imposed with respect thereto), Mr. Dundon retains an amount as if the excise tax did not apply. However, if the amount otherwise due to Mr. Dundon is not more than 110% of the amount that he could receive without triggering the excise tax, the amount shall be reduced so that the excise tax does not apply.

Mr. Dundon’s employment agreement defines “Cause” as (i) breach of the agreement or other certain agreements to which Mr. Dundon and the Company are parties in any material respect; (ii) gross negligence or willful, material malfeasance, misconduct or insubordination in connection with the performance of duties; (iii) willful refusal or recurring failure to carry out written directives or instructions of our board of directors that are consistent with the scope and nature of duties and responsibilities; (iv) willful repeated failure to adhere in any material respect to any material written policy or code of conduct of the Company; (v) willful misappropriation of a material business opportunity, including attempting to secure or securing any personal profit in connection with any transaction entered into on behalf of the Company; (vi) willful misappropriation of any of the Company’s funds or material property; or (vii) conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony or the equivalent thereof, any other crime involving fraud or theft or any other crime with respect to which imprisonment is a possible punishment or the indictment (or its procedural equivalent) for a felony involving fraud or theft. Any termination of Mr. Dundon’s employment for Cause requires the board of directors to provide prior written notice to Mr. Dundon, a 15-day cure period, and an opportunity for Mr. Dundon to defend himself to the board of directors, other than a termination indicated in (vii), above.

A termination for “Good Reason” occurs if Mr. Dundon terminates his employment for any of the following reasons: (i) any material failure by the Company to comply with its compensation obligations under the agreement; (ii) any material failure by the Company to require a successor to assume the agreement; (iii) a substantial reduction in the executive’s responsibilities or duties except in accordance with the terms of the agreement; (iv) any relocation of the principal place of business of 20 miles or more; (v) materially increasing the travel required in the performance of duties under the agreement for a period of more than three consecutive months; (vi) assignment of duties that are inconsistent with the executive’s role; (vii) the reduction in executive’s title, except as contemplated by agreements or the articles of incorporation or bylaws; (viii) a material reduction in the executive’s responsibilities; or (ix) a resignation for any reason during the 30-day period following the date that is six months after a change in control of the Company. Mr. Dundon must provide SCUSA with written notice prior to any termination for Good Reason, following which SCUSA will have a 30-day period in which to remedy the circumstance.

Mr. Dundon’s employment agreement defines “Change of Control” as the occurrence of either of the following events, other than in connection with an IPO: (i) more than 50% of the equity interests in SCUSA (excluding any equity interests owned by Mr. Dundon) are at any time owned directly or indirectly by a person or entity other than Santander and its affiliates; or (ii) SCUSA sells all or substantially all of the assets owned by it, or ceases to engage in the business of acquiring from automobile dealers retail installment contracts originated in the United States whose obligors have on average, at origination, FICO® scores of less than 660.

The benefits that Mr. Dundon actually received in 2013 under the terms of his employment agreement are reflected in the “— Summary Compensation Table.”

Employment Agreements with Jason A. Kulas, Jason W. Grubb, Eldridge A. Burns, Jr., and Richard Morrin

SCUSA entered into employment agreements with Messrs. Kulas, Grubb and Burns on May 1, 2009, and with Mr. Morrin on August 24, 2011. All of the employment agreements have an initial term of three years and, unless earlier terminated, will automatically extend annually for additional one-year terms following that time, unless any party provides written notice at least three months prior to such anniversary date that such party did not agree to renew the employment agreement. The employment agreements provide for an initial monthly base salary (for Mr. Kulas, $30,943 per month, for Mr. Grubb, $25,750 per month, for Mr. Burns, $15,471 per month and for Mr. Morrin, $21,250 per month), eligibility to receive an annual cash performance bonus, certain deferred bonus payments and participation in equity compensation programs available to SCUSA’s senior executives. The employment agreements also provide that, among other things, each of Messrs. Kulas, Grubb, Burns and Morrin have a right to participate in employee benefit plans and programs generally made available by SCUSA and receive reimbursement of reasonable expenses in accordance with SCUSA’s policies and practices.

Subject to their execution of a general release and waiver, if any of Messrs. Kulas, Grubb, Burns or Morrin’s employment is terminated by us without “cause” (but excluding death or disability), or if he resigns because of a reduction in his base salary or target bonus opportunity, each of Messrs. Kulas, Grubb, Burns and Morrin will be entitled to:

•	salary continuation for the longer of 12 months or the balance of the employment agreement term;

•	full annual cash performance bonus for the calendar year in which the termination of employment occurs;

•	certain deferred bonus payments;

•	accelerated vesting and settlement of equity-related awards; and

•	continuation of medical and dental insurance under COBRA and continuation of life insurance coverage, in each case, for the longer of 12 months or the balance of the employment agreement term.

If any of Messrs. Kulas, Grubb, Burns or Morrin’s employment is terminated by us for “good reason,” he will be entitled to (i) a lump sum payment equal to 12 months of base salary, (ii) full annual cash performance bonus for the calendar year in which the termination of employment occurs, (iii) certain deferred bonus payments and (iv) continuation of medical and dental insurance under COBRA for 12 months.

If any of Messrs. Kulas, Grubb, Burns or Morrin’s employment is terminated as a result of “disability” (generally defined by reference to SCUSA’s disability plans), he will be entitled to (i) a payment in lieu of short-term salary continuation benefits (only in the event that they are not eligible for short-term benefits due to lack of service with SCUSA), and (ii) prorated portions of his annual cash performance bonus for the year of termination and, in certain cases, for subsequent years.

If any of Messrs. Kulas, Grubb, Burns or Morrin’s employment is terminated as a result of death, their estates will be entitled to (i) 12 months of salary continuation, (ii) full annual cash performance bonus for the calendar year in which the termination of employment occurs, and (iii) continuation of medical and dental insurance for their dependents for the longer of 12 months or the balance of the employment agreement term.

Pursuant to the terms of their employment agreements, each of Messrs. Kulas, Grubb, Burns and Morrin is subject to the following restrictive covenants: (i) perpetual confidentiality; (ii) non-solicitation of employees of SCUSA or its affiliates during the term of employment and for one year thereafter; (iii) non-competition during the term of employment and for any period thereafter that he is receiving severance payments; (iv) cooperation in the context of litigation involving SCUSA or its affiliates during the term of employment and for the pendency of any such litigation or other proceeding; and (v) perpetual non-disparagement of SCUSA, its affiliates, or their officers or directors.

Messrs. Kulas, Grubb, Burns and Morrin’s employment agreements each define “Cause” as (i) dishonesty; (ii) embezzlement, fraud, or other conduct which would constitute a felony, (iii) unauthorized disclosure of confidential information, (iv) failure to obey a material lawful directive that is appropriate to the executive’s position and from executive(s) in the executive’s reporting line; (v) material breach of the agreement; or (vi) failure (except in the event of disability) or refusal to substantially perform material obligations under the agreement.

Messrs. Kulas, Grubb, Burns and Morrin’s employment agreements each define “Good Reason” as termination of employment by us if, in the reasonable opinion of Mr. Dundon in his capacity as the Chief Executive Officer of SCUSA (for so long as Mr. Dundon is Chief Executive Officer of SCUSA), such NEO has not met the expectations or fulfilled the responsibilities required of his position.

The benefits that each of Messrs. Kulas, Grubb, Burns and Morrin actually received in 2013 under the terms of his employment agreement are reflected in the “— Summary Compensation Table.”

Potential Payments upon Termination or Change in Control

A Change in Control does not affect the timing or amount of severance payments to the NEOs under their employment agreements. See “— Employment Agreements with Named Executive Officers.” Under the Management Equity Plan, vesting of awards is subject to acceleration upon a Change in Control. Specifically, unless otherwise provided by our board of directors, (i) time-vesting options will automatically vest and become exercisable, and (ii) performance-vesting options will vest to the extent that the Company achieves the applicable average return on equity target starting at the beginning of a pre-established five-year performance period and ending upon the date of the Change in Control. See “— Medium- and Long-Term Incentive Compensation.”

Under the Omnibus Incentive Plan, unless otherwise set forth in an award agreement, in the event of a Change in Control, (i) any restricted stock that was forfeitable prior to such Change in Control will become nonforfeitable, (ii) all restricted stock units will be considered earned and payable in full and any restrictions thereon will lapse, (iii) any unexercised stock option or SAR, whether or not exercisable on the date of such Change in Control, will become fully exercisable and may be exercised in whole or in part, and (iv) the Committee may determine the level of achievement with respect to any performance-based awards through the date of the Change in Control. The Committee may make additional adjustments and/or settlements of outstanding awards upon a Change in Control, including cancelling any awards for cash upon at least ten days’ advance notice to affected participants.

Under the Management Equity Plan, “Change in Control” is defined as an event upon which (i) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act, or any successor provision), other than Santander and its affiliates or Sponsor Auto Finance Holdings and its affiliates, becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, or any successor provision), directly or indirectly, of more than 20% of the outstanding shares of SCUSA common stock (such person or group, the “Change in Control Owner”) or (ii) an event upon which Santander and its affiliates become the beneficial owners, directly or indirectly, of fewer shares of SCUSA common stock than the Change in Control Owner.

Under the Omnibus Incentive Plan, “Change in Control” is defined as (i) the acquisition by any individual, entity or group of “beneficial ownership” (pursuant to the meaning given in Rule 13d-3 under the Exchange Act) of 30% or more of either (a) the outstanding shares of the Company’s common stock or (b) the combined voting power of the Company’s then outstanding voting securities, with each of clauses (a) and (b) subject to certain customary exceptions; (ii) a majority of the directors who constituted the Company’s board of directors at the time the Omnibus Incentive Plan was adopted are replaced by directors whose appointment or election is not endorsed by at least two-thirds of the incumbent directors then on the board of directors; (iii) approval by our stockholders of the Company’s complete dissolution or liquidation; or (iv) the consummation of a merger of the Company, the sale or disposition by the Company of all or substantially all of its assets, or any other business combination of the Company with any other corporation, other than any merger or business combination following which (a) the individuals and entities that were the beneficial owners of the outstanding common stock and the voting securities immediately prior to such business combination beneficially own more than 50% of the then-outstanding shares of common stock and combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors of the entity resulting from such business combination in substantially the same proportions as immediately prior to such business combination, (b) no person beneficially owns 30% or more of the then-outstanding shares of common stock of the entity resulting from such business combination or the combined voting power of the then-outstanding voting securities of such entity and (c) at least two-thirds of the members of the board of directors of the parent company (or, if there is no parent company, the surviving company) following the consummation of the transaction were members of the board of directors at the time the execution of the initial agreement providing for the transaction was approved; provided, that, a “Change in Control” was deemed not to occur as a result of the IPO or related transactions (e.g., the Reorganization).

The table below sets forth the value of the benefits (other than payments that were generally available to Company employees) that would have been due to the NEOs if they had terminated employment on

December 31, 2013, under their respective employment agreements. For the purposes of this table, the price per share of our common stock on December 31, 2013 after giving effect to the Reorganization was $21.00.

Name	Cash ($) (1)		Equity ($) (3)	Perquisites/ Benefits ($)		Tax Reimbursement ($) (7)	Total ($)
Thomas G. Dundon
Termination due to Death	1,500,000		37,434,772	—		—	38,934,772
Termination due to Inability to Perform	1,500,000		37,434,772	868,589	(4)	—	39,803,361
Termination for Good Reason	7,500,000		—	868,589		—	8,368,589
Termination without Cause	7,500,000		8,040,984	868,589	(4)		16,409,573
Termination without Cause or for Good Reason in Connection with a Change in Control	7,500,000		96,226,179	868,589		18,441,447	123,036,215
Change in Control (no termination of employment)	—		96,226,179	—		14,042,714	110,268,893

Jason A. Kulas
Termination due to Death	800,000		5,980,350	18,924	(6)	—	6,799,274
Termination due to Disability	400,000	(2)	5,980,350	—		—	6,380,350
Termination without Cause, resignation due to reduction in base salary or target bonus opportunity	800,000		10,704,166	76,432	(5)	—	11,580,598
Termination by the Company for Good Reason	800,000		—	18,924	(6)	—	818,925
Change in Control (no termination of employment)	—		10,704,166	—			10,704,166

Jason W. Grubb
Termination due to Death	700,000		2,714,774	18,924	(6)	—	3,433,699
Termination due to Disability	350,000	(2)	2,714,774	—		—	3,064,774
Termination without Cause, resignation due to reduction in base salary or target bonus opportunity	700,000		6,956,484	76,432	(5)	—	7,732,916
Termination by the Company for Good Reason	700,000		—	18,924	(6)	—	718,924
Change in Control (no termination of employment)	—		6,956,484	—		—	6,956,484

Eldridge A. Burns, Jr.
Termination due to Death	480,000		910,734	18,924	(6)	—	1,409,659
Termination due to Disability	240,000	(2)	910,734	—		—	1,150,734
Termination without Cause, resignation due to reduction in base salary or target bonus opportunity	480,000		2,757,696	76,432	(5)	—	3,314,128
Termination by the Company for Good Reason	480,000		—	18,924	(6)	—	498,924
Change in Control (no termination of employment)	—		2,757,696	—		—	2,757,696

Richard Morrin
Termination due to Death	510,000		610,494	18,924	(6)	—	1,139,418
Termination due to Disability	255,000	(2)	610,494	—		—	865,494
Termination without Cause, resignation due to reduction in base salary or target bonus opportunity	510,000		1,831,478	76,265	(5)	—	2,417,743
Termination by the Company for Good Reason	510,000		—	18,924	(6)		528,924
Change in Control (no termination of employment)	—		1,831,478	—		—	1,831,478

(1)	Represents cash severance. For severance payment calculation, and time and form of such payments. See “— Employment Agreements with Named Executive Officers.”

(2)	Assumes that: (i) NEO first receives compensation under the Company’s short-term salary continuation program thirteen weeks prior to December 31, 2013 and begins receiving compensation and benefits under the Company’s long-term and individual disability insurance program on December 31, 2013, (ii) target level of annual cash performance bonus is achieved in fiscal year 2013 and no bonus is payable for subsequent years due to the NEO receiving compensation and benefits under the Company’s long-term and individual disability insurance program, and (iii) NEO is eligible for the Company’s short-term salary continuation benefits. See “— Employment Agreements with Named Executive Officers.”
(3)	Represents value of accelerated vesting of stock options with respect to SCUSA common stock as provided under the Management Equity Plan and accelerated vesting of restricted stock as provided under the Omnibus Incentive Plan. Assumes that all applicable performance targets with respect to any performance-vesting stock options are achieved. See “— SCUSA 2011 Management Equity Plan” “— SCUSA Omnibus Incentive Plan” and “— Equity Compensation Plans Information.”
(4)	Represents continuation of welfare benefits, perquisites and other fringe benefits as provided pursuant to Mr. Dundon’s employment agreement. Assumes no increase in the cost of welfare benefits. For welfare continuation payment calculation, and time and form of such payments. See “— Employment Agreements with Named Executive Officers.”
(5)	Represents continuation of medical and dental benefits and life insurance coverage. Assumes no increase in the cost of welfare benefits. For welfare continuation payment calculation, and time and form of such payments. See “— Employment Agreements with Named Executive Officers.”
(6)	Represents continuation of medical and dental benefits. Assumes no increase in the cost of welfare benefits. For welfare continuation payment calculation, and time and form of such payments. See “— Employment Agreements with Named Executive Officers.”
(7)	In the event that a payment is made to Mr. Dundon in connection with a Change in Control such that an excise tax imposed by Code Section 4999 applies, Mr. Dundon is entitled to a gross-up payment in an amount such that after payment of all taxes (including interest and penalties imposed with respect thereto), Mr. Dundon retains an amount as if the excise tax did not apply. However, if the amount otherwise due to Mr. Dundon is not more than 110% of the amount that he could receive without triggering the excise tax, the amount shall be reduced so that the excise tax does not apply.

Director Compensation in Fiscal Year 2013

Our board members were not compensated for their services on the board in 2013. We have adopted a director compensation policy that provides for the following compensation for independent members of our board of directors:

•	An annual cash board retainer of $80,000;

•	An additional annual cash retainer of $20,000 for the chair of the audit committee of our board of directors;

•	An additional annual cash retainer of $10,000 for being a member of the audit committee;

•	An additional annual cash retainer of $10,000 for the chair of any other committee of our board of directors;

•	An additional annual cash retainer of $10,000 for being a member of any other committee; and

•	An annual grant of stock options or restricted stock units with a grant date fair value equal to $50,000 that vest ratably over three years.

In addition, in 2014 we approved the grant of stock options with respect to 1,953 shares to Stephen Ferriss, our independent director, pursuant to the Management Equity Plan that was granted upon the IPO, at an exercise price equal to IPO price of our common stock of $24.00.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,910,062	$9.81	10,070,602	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	23,910,062	$9.81	10,070,602

(1)	Weighted-average exercise price is based solely on outstanding options.
(2)	Includes 4,608,750 shares available for issuance under the Omnibus Incentive Plan.

We have granted stock options to certain executives and other employees under the Management Equity Plan. The Management Equity Plan is administered by the board of directors and enables us to make stock awards up to a total of approximately 29.4 million shares of SCUSA common stock (net of shares cancelled and forfeited), or 8.5% of the equity invested in the company as of December 31, 2011. Stock options for approximately 25.2 million of the shares had been granted through December 31, 2013 with stock options for approximately 1.2 million shares having been forfeited during the period from December 31, 2011 to December 31, 2013. Accordingly, at December 31, 2013, we had approximately 5.5 million shares that were available to grant under the Management Equity Plan. The Management Equity Plan provides that, upon the earlier of (i) an IPO and (ii) December 31, 2016, any shares that remain available for the future grant of options will be granted by our board of directors (or the Compensation Committee, as applicable), in good faith to the then-eligible directors and employees of SCUSA and its subsidiaries; however, our board of directors approved the amendment of the Management Equity Plan, in connection with, and immediately prior to, the IPO, to provide that a portion of the shares available under the Management Equity Plan that remain available at consummation of the IPO will remain available for grant under the Management Equity Plan following the IPO and a portion of the shares available under the Management Equity Plan are no longer remain available for grant under the Management Equity Plan following the IPO.

The stock options granted during 2013 were granted with an exercise price equal to or above the fair market value of our common stock on the date of issuance, estimated based on an independent valuation performed as of December 31, 2012. The stock options expire after ten years and include both time vesting options and performance vesting options. We will issue new shares when options are exercised. As long as an option holder remains employed by us, the time vesting options currently become vested and exercisable in equal annual installments of 20% on each of the first five anniversaries of the December 31, 2011 equity transactions; provided, however, that our board of directors has approved the amendment of the stock options previously granted under the Management Equity Plan held by certain NEOs effective as of, and subject to the occurrence of the IPO, to immediately vest such stock options, and the amendment of stock options held by certain NEOs and other employees to remove certain transfer restrictions with respect to shares underlying certain options and to extend certain other transfer restrictions with respect to shares underlying certain other options. The performance vesting options have the same time-vesting requirements and additionally require certain annual or cumulative ROE targets to be met. These targets are an ROE of 27.5% for each of 2012 and 2013 and 18.0% for each of the years 2014 through 2016, or an average annual ROE of 25.0% for the five-year vesting period.

No shares obtained through exercise of stock options may be transferred until the Lapse Date. Until the Lapse Date, if an employee leaves the company, we have the right to repurchase any or all of the stock obtained by the employee through option exercise. In connection with the IPO, our board of directors has approved the amendment of the transfer restrictions to which certain stock options previously granted under the Management Equity Plan were subject, resulting in a portion of certain of the shares received on exercise of these stock options being transferable earlier than currently contemplated by the Company’s equity arrangements, and certain other shares received on exercise of these stock options being transferable later than currently contemplated. If the employee is terminated for cause (as defined in the Management Shareholder Agreement) or voluntarily leaves the company without good reason (as defined in the Management Shareholder Agreement), the repurchase price is the lower of the strike price or fair market value at the date of repurchase. If the employee is terminated without cause or voluntarily leaves the company with good reason, the repurchase price is the fair market value at the date of repurchase.

We have granted restricted shares to certain executives under the Omnibus Incentive Plan. The Omnibus Incentive Plan is administered by the board of directors (or, at the board’s election, by a committee thereof) and enables us to make equity-based awards up to a total of approximately 5,192,640 shares of SCUSA common stock. Restricted shares for approximately 583,890 of the shares were granted as of December 31, 2013. Accordingly, at December 31, 2013, we had approximately 4,608,750 shares that were available to grant under the Omnibus Incentive Plan.

The restricted shares granted in 2013 vest in equal annual installments of 20% on each of the first five anniversaries of the date of grant, subject to the participant’s continued employment. If a participant’s employment is terminated for any reason other than death, disability or by the Company without cause, the restricted shares will be forfeited. If a participant’s employment is terminated due to death, disability or by the Company without cause, the restricted shares will vest in full. The restricted shares will also vest in full upon a change in control; provided, that, a change in control will not be deemed to occur as a result of the IPO or related transactions (including the Reorganization).

Determination of the Fair Value of Stock-based Compensation Grants

The determination of the fair value of stock-based compensation arrangements is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

Beginning in 2012, we granted stock options to certain executives and other employees under the Management Equity Plan. The following summarizes the assumptions used for estimating the fair value of stock options granted under the Management Equity Plan to employees for the periods indicated.

	Year Ended December 31,
	2013	2012	2011*
Assumption
Risk-free interest rate	1.08% - 1.11%	0.88% - 1.28%	n/a
Expected life (in years)	6.5	6.5	n/a
Expected volatility	50%	66% - 67%	n/a
Dividend yield	0.38%	1.92%	n/a
Weighted average grant date fair value	$6.56-$7.46	$5.56 - $6.06	n/a

*	We did not issue stock options prior to 2012.

The risk-free interest rate assumption is based on observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of our employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. During 2013, we updated and expanded the list of comparable companies used to estimate expected volatility by including companies in our industry that had recently completed initial public offerings, and replacing some of the companies that had been used in prior periods with others that we believed to be more comparable to us in terms of size, business model or stage of development.

Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our analysis of historical behavior by stock option holders. The estimated forfeiture rate is applied to the total estimated fair value of the awards, as derived from the Black-Scholes model, to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations.

We value restricted stock based on the estimated fair value of our common stock on the date of grant. In 2013, we granted restricted stock to certain executives under the Omnibus Incentive Plan. The following summarizes the determinations made in estimating the fair value of restricted stock granted under the Omnibus Incentive Plan in 2013.

In fiscal year 2013, we were a private company with no active public market for our common stock. Therefore, in response to Section 409A of the Internal Revenue Code of 1986, as amended, related regulations issued by the Internal Revenue Service and accounting standards related to stock-based compensation, we periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation,” also known as the Practice Aid. We performed these contemporaneous valuations as of December 31, 2011, 2012, and 2013. In conducting the contemporaneous valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including management’s best estimate of our business condition, prospects and operating performance at each valuation date. Within the contemporaneous valuations performed by our management, a range of factors, assumptions and methodologies were used. The significant factors included:

•	independent third-party valuations performed contemporaneously or shortly before the grant date, as applicable;

•	the fact that we are a privately held finance company and our common stock is illiquid;

•	the nature and history of our business;

•	our historical financial performance;

•	our discounted future cash flows, based on our projected operating results;

•	valuations of comparable public companies;

•	general economic conditions and the specific outlook for our industry;

•	the likelihood of achieving a liquidity event for shares of our common stock, such as an initial public offering, or IPO, or a sale of our company, given prevailing market conditions, or remaining a private company; and

•	the state of the IPO market for similarly situated privately held finance companies.

The dates of our contemporaneous valuations have not always coincided with the dates of our stock-based compensation grants. In such instances, management’s estimates were based on the most recent contemporaneous valuation of our shares of common stock and our assessment of additional objective and subjective factors we believed were relevant as of the grant date. The additional factors considered when determining any changes in fair value between the most recent contemporaneous valuation and the grant dates included our operating and financial performance, current business conditions and the market performance of comparable publicly traded companies.

There were significant judgments and estimates inherent in these contemporaneous valuations. These judgments and estimates included assumptions regarding our future operating performance, the time to completing an IPO or other liquidity event, and the determinations of the appropriate valuation methods. If we had made different assumptions, the amount disclosed in our financial statements of stock-based compensation expense to be recorded following an IPO could have been significantly different.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of February 28, 2014, for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Santander Consumer USA Holdings Inc., 8585 North Stemmons Freeway, Suite 1100-N, Dallas, Texas 75247. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 348,710,767 shares of common stock outstanding as of February 28, 2014.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of unvested restricted stock because holders of unvested restricted stock under the Omnibus Incentive Plan hold the right to vote such stock, and we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 28, 2014. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Owned
Name of Beneficial Owner	Number	Percentage
Beneficial owners of 5% or more of our common stock:
DDFS LLC (1) (2)	34,598,506	9.92%
Santander Holdings USA, Inc. (2) (3)	210,995,049	60.51%

Directors and Named Executive Officers:
Thomas G. Dundon (4)	48,215,313	13.32%
Jason Kulas (5)	872,453	*
Jason Grubb (6)	654,045	*
Eldridge A. Burns, Jr. (7)	36,798	*
Rich Morrin (8)	36,701	*
Gonzalo de Las Heras	—	*
Juan Carlos Alvarez	—	*
Roman Blanco	—	*
Jose Luis de Mora	—	*
Stephen A. Ferriss	—	*
Matthew Kabaker	—	*
Tagar C. Olson	—	*
Alberto Sanchez	—	*
Juan Andres Yanes	—	*
Daniel Zilberman	—	*
All executive officers and directors as a group (22 persons)	49,978,720	13.75%

*	Represents less than 1% beneficial ownership
(1)	A Delaware limited liability company solely owned by our Chief Executive Officer, Thomas G. Dundon.

(2)	DDFS, SHUSA and Auto Finance Holdings (which owned 14,178,779 shares, or 4.1%, of our outstanding common stock as of February 28, 2014), are parties to the Shareholders Agreement, which provides certain board nomination rights to SHUSA and certain voting obligations in connection with those rights. See Item 13. Due to these board nomination rights and voting obligations, each of DDFS and SHUSA may be deemed to beneficially own all shares beneficially owned by each other party which are subject to such voting obligations. The table does not reflect shares which may be deemed to be beneficially owned by DDFS LLC or SHUSA solely by virtue of the Shareholders Agreement.
(3)	A wholly owned subsidiary of Santander.
(4)	Includes 34,598,506 shares owned by DDFS LLC, 382,880 shares of restricted stock and 13,233,927 stock options that are currently exercisable or are exercisable within 60 days of February 28, 2014.
(5)	Includes 172,296 shares of restricted stock and 665,558 stock options that are currently exercisable or are exercisable within 60 days of February 28, 2014.
(6)	Includes 28,716 shares of restricted stock and 595,055 stock options that are currently exercisable or are exercisable within 60 days of February 28, 2014.
(7)	Includes 16,039 stock options that are currently exercisable or are exercisable within 60 days of February 28, 2014.
(8)	Includes 10,752 stock options that are currently exercisable or are exercisable within 60 days of February 28, 2014.

ITEM 13.	RELATED PARTY TRANSACTIONS

In addition to the director and executive officer compensation arrangements discussed above under “Compensation Discussion and Analysis,” the following is a summary of material provisions of various transactions we have entered into with our executive officers, directors, 5% or greater stockholders and any of their immediate family members or entities affiliated with them since January 1, 2013. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

Shareholders Agreement

In connection with the IPO, we entered into the Shareholders Agreement, with SHUSA, DDFS, Auto Finance Holdings and Mr. Dundon. The Shareholders Agreement provides these stockholders, among other things, certain rights related to director nominations, approvals over certain actions taken by us and registration rights.

Board Composition

The Shareholders Agreement provides that SHUSA has the right to nominate the following number of directors at each applicable threshold for its share ownership: (i) greater than or equal to 50% of our then-outstanding shares of common stock, seven of our directors, (ii) greater than or equal to 35% and less than 50% of our then-outstanding shares of common stock, six of our directors, (iii) greater than or equal to 25% and less than 35% of our then-outstanding shares of common stock, five of our directors, (iv) greater than or equal to 15% and less than 25% of our then-outstanding shares of common stock, three of our directors, (v) greater than or equal to 10% and less than 15% of our then-outstanding shares of common stock, two of our directors and (vi) greater than or equal to 5% and less than 10% of our then-outstanding shares of common stock, one of our directors.

The Shareholders Agreement also provides that Mr. Dundon will have the right to serve as a director for so long as (x) he is our Chief Executive Officer or (y) he owns at least 5% of our then-outstanding shares of common stock (excluding shares acquired by DDFS or Mr. Dundon pursuant to any equity-based compensation plan) and has continued to comply with certain provisions of his employment agreement with the Company.

The Shareholders Agreement provides that SCUSA will take all action within its power to cause the individuals nominated pursuant to the provisions of the Shareholders Agreement described above to be included in the slate of nominees recommended by the board of directors to our stockholders for election as directors at each annual meeting of our stockholders and to cause the election of each such nominee, including soliciting proxies in favor of the election of such nominees. Each of SHUSA, Auto Finance Holdings and DDFS has committed under the terms of the Shareholders Agreement to vote all shares of our common stock owned by such stockholder to cause the election or re-election of the individuals nominated pursuant to the provisions of the Shareholders Agreement described above. In addition, SHUSA will have the right to designate a replacement to fill a vacancy on our board of directors created by the departure of a director that was nominated by SHUSA, and we will be required to take all action within our power to cause such vacancy to be filled by such designated replacement (including by promptly appointing such designee to the board of directors).

Approval Rights

The Shareholders Agreement also provides that the following actions by us will require the approval of a majority of the directors nominated by SHUSA for so long as SHUSA’s share ownership is greater than 20% of our outstanding shares of common stock:

•	except as required by changes in law or GAAP, any change to the material accounting policies of the Company;

•	except as required by changes in law or changes which are consistent with changes to the tax policies or positions of affiliates of Santander in the United States, any change to the material tax policies or positions of the Company; and

•	any change in the principal line of business of the Company or certain of our material subsidiaries.

Registration Rights

The Shareholders Agreement also contains registration rights provisions with respect to our common stock. Specifically, each of Auto Finance Holdings and SHUSA has demand registration rights that are exercisable 180 days after the consummation of our IPO. The demand registration rights require us to register the shares of our common stock owned by Auto Finance Holdings or SHUSA with the SEC for sale by it to the public. We may postpone the filing of such a registration statement or suspend the effectiveness of any registration statement for a “blackout period” not in excess of 60 days if we are planning to prepare and file a registration statement for a primary offering or if there is a pending or contemplated material acquisition or other material transaction or reorganization and our Chief Executive Officer or Chief Financial Officer reasonably concludes that such postponement or suspension would be in the Company’s best interest, provided that we may not postpone the filing of a registration statement or suspend the effectiveness of a registration statement more than once during any 12-month period. The Shareholders Agreement provides that we are responsible for and must pay all fees and expenses incident to any registration described above.

In addition, in the event that we are registering additional shares of common stock for sale to the public, whether on our own behalf, through a demand registration (as described above) or otherwise (other than any registration relating to any employee benefit or similar plan, any dividend reinvestment plan or any acquisition by us pursuant to a registration statement filed in connection with an exchange offer), we are required to give notice of our intention to effect such a registration to each of SHUSA, DDFS and Auto Finance Holdings. Each of these stockholders will have piggyback registration rights pursuant to which they may require us to include their shares of our common stock in any such registration, subject to certain customary limitations and other customary registration rights provisions.

Other

The Shareholders Agreement provides that neither SHUSA nor we are permitted to take any action that would cause DDFS or Auto Finance Holdings to be required to register as a bank holding company. The Shareholders Agreement also provides that the SHUSA, DDFS and Auto Finance Holdings have preemptive rights to purchase their respective proportionate shares of any issuance by the Company of equity securities, securities convertible into or exercisable for equity securities or securities that include an equity component, subject to certain exceptions.

Other Arrangements

Guarantees

Santander has provided guarantees on the covenants, agreements, and our obligations under the governing documents of our warehouse facilities and privately issued amortizing notes. These guarantees are limited to our obligations as servicer.

Currently Outstanding Borrowing Arrangements

Santander, through its New York Branch, has extended various credit facilities (the Santander Credit Facilities) to us for an aggregate amount of $4.5 billion.

•	Santander Consumer Funding 3 LLC (a subsidiary of SCUSA) has a committed facility of $1,750 million established in December 2011. As of December 31, 2013, the balance of the line was $1,750 million. The highest outstanding balance of the line in 2013 was $1,750 million. In 2013, Santander Consumer Funding 3 LLC paid $30.7 million in interest on this line of credit. The current maturity of the facility is December 31, 2016.

•	Santander Consumer Funding 5 LLC (a subsidiary of SCUSA) has a committed facility of $1,750 million established in December 2011. As of December 31, 2013, the balance of the line was $1,400 million. The highest outstanding balance of the line in 2013 was $1,750 million. In 2013, Santander Consumer Funding 5 LLC paid $19.3 million in interest and fees on this line of credit. The current maturity of the facility is December 31, 2018.

•	Santander Consumer Captive Auto Funding LLC (a subsidiary of SCUSA) has a committed facility of $500 million established on May 31, 2013. As of December 31, 2013, the balance of the line was $500 million. The highest outstanding balance of the line in 2013 was $500 million. In 2013, Santander Consumer Funding 5 LLC paid $8.3 million in interest and fees on this line of credit. The current maturity of the facility is December 31, 2016.

•	Santander Consumer Captive Auto Funding 5 LLC (a subsidiary of SCUSA) has a committed facility of $500 million established on May 31, 2013. As of December 31, 2013, the balance of the line was zero. The highest outstanding balance of the line in 2013 was $280 million. In 2013, Santander Consumer Funding 5 LLC paid $3.4 million in interest and fees on this line of credit. The current maturity of the facility is December 31, 2018.

Any secured drawings outstanding under the Santander Credit Facilities at the time of the facilities’ maturity will amortize to match the maturities and expected cash flows of the corresponding collateral. The current maturity of each facility is listed above. Santander has the option to allow us to renew these facilities. These facilities currently permit unsecured borrowing but generally are collateralized.

Previously Outstanding Borrowing Arrangements

•	On December 30, 2011, we replaced a $1,800 million line of credit with Santander’s New York Branch with a $1.0 billion line of credit maturing on December 31, 2014. We did not borrow on the new line of credit. On May 31, 2013, the new line of credit was terminated and replaced with the facilities extended to Santander Consumer Captive Auto Funding LLC and Santander Consumer Captive Auto Funding 5 LLC.

Servicing Arrangements

•	We are under contract with SBNA to service the bank’s retail vehicle loan portfolio, which had a balance of $50.8 million as of December 31, 2013. In 2013, SBNA paid $9.1 million to us with respect to this agreement.

•	We are under contract with SBNA to service the bank’s RV loan portfolio, which had a balance of $1.1 billion as of December 31, 2013. In 2013, SBNA paid $5.7 million to us with respect to this agreement.

•	We are under contract with SBNA to service the bank’s portfolio of Chrysler dealer loans either purchased from us or originated under a flow agreement with us. These services began in August 2013 and SBNA had not paid any servicing fees to us as of December 31, 2013. The loan portfolio had a balance of $513.7 million as of December 31, 2013. SBNA paid us a $9.0 million referral fee in June 2013 in connection with the flow agreement.

Other Agreements

•	Produban Servicios Informaticos Generales, S.L., a Santander affiliate, is under contract with us to provide a videoconferencing system. Expenses incurred, which are included as a component of data processing, communications and other expenses, totaled $152,000 for the years ended December 31, 2013.

•	We have entered into interest rate swaps and caps with Santander and its affiliates with a notional value of approximately $10.5 billion as of December 31, 2013.

•	We have established a $500 million letter of credit facility with Santander’s New York Branch. We did not use the letter of credit facility during 2013, and the balance as of December 31, 2013 was zero.

•	On December 21, 2012, we entered into a Master Services Agreement with a company in which we have a cost method investment and hold a warrant to increase our ownership if certain vesting conditions are satisfied. The Master Services Agreement enables us to review credit applications of retail store customers. We began reviewing applications under terms of this Agreement on October 24, 2013 and have originated approximately $139,000 in loans under the Master Services Agreement as of December 31, 2013.

•	We pay certain expenses incurred by Mr. Dundon in the operation of his private plane when used for SCUSA business within the contiguous 48 states of the United States. Under this practice, payment is based on a set flight time hourly rate, and the amount of our reimbursement is not subject to a maximum cap per fiscal year. During fiscal year 2013, the average flight time hourly rate was approximately $5,400, and accordingly, we paid approximately $496,000 to Meregrass Company, a 135 charter company that manages this operation, under this practice.

•	Two of the funds that invested in Auto Finance Holdings, CCP II Auto Holdings LLC and KKR 2006 Auto Holdings I LLC, also were the equity investors in two LLCs that were formed in 2011 and were consolidated in our financial statements due to our being the primary beneficiary of the entities. On August 30, 2013, the funds abandoned their interests in the entities, resulting in our having full ownership of the entities, which continue to be consolidated in our financial statements. Each fund’s investment in each LLC was $5,000. At the time the LLCs were formed, we entered into indemnification agreements with each of the funds whereby we reimbursed the funds, on a grossed-up basis, for all taxes they incurred related to their investments in the LLCs. Payments under these indemnification agreements have totaled $28,080,000, all of which was paid during the year ended December 31, 2012. In July 2013, we recovered $9,092,925 of this amount as a result of a tax refund to one of the funds. In November 2013, we recovered an additional $9,172,726. We currently have a receivable of $8,602,921, representing the remaining amount of the indemnification payments that we expect to recover as the funds receive additional tax refunds. Additionally, one of the funds served as the managing member of the VIEs until the abandonment.

•	On October 21, 2013, we entered into a lease for approximately 373,000 square feet at a property intended to serve as our corporate headquarters, and in which property Mr. Dundon, Mr. Sanchez and Mr. Kulas each have a minority equity investment. Future minimum lease payments for the 12-year term of the lease total approximately $83.6 million.

Approval of Related-Party Transactions

Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. Under our written policy, our directors and director nominees, executive officers and holders of more than 5% of our common stock, including their immediate family members, will not be permitted to enter into a related party transaction with us, as described below, without the consent of our Audit Committee. Any request for us to enter into a transaction in which the amount involved exceeds $120,000 and any such party has a direct or indirect material interest, subject to certain exceptions will be required to be presented to our Audit Committee for review, consideration and approval. Management will be required to report to our Audit Committee any such related party transaction and such related party transaction will be reviewed and approved or disapproved by the disinterested members of our Audit Committee.

Director Independence

Incorporated by reference from Part III, Item 10, “Directors, Executive Officers and Corporate Governance — Director Independence” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following tables set forth the aggregate fees for services rendered to the Company, for the fiscal year ended December 31, 2013 by our principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2013

Audit fees in 2013 included fees associated with the annual audit of the financial statements and the reviews of the Company’s quarterly financial statements.

Audit-related fees in 2013 principally included attestation reports required under services agreements, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings and the Company’s initial public offering and certain other agreed upon procedures.

A summary of fees for services rendered to the Company, for the fiscal year ended December 31, 2013 by our principal accounting firm, Deloitte & Touche LLP, is presented below:

December 31, 2013
Audit fees	$1,818,100
Audit-related fees	2,016,072
Tax fees	30,000

Total fees	$3,864,172

Fiscal Year Ended December 31, 2012

Audit fees in 2012 included fees associated with the annual audit of the financial statements and the reviews of the Company’s quarterly financial statements.

Audit-related fees in 2012 principally included attestation reports required under services agreements and certain other consultations and agreed upon procedures.

A summary of fees for services rendered to the Company, for the fiscal year ended December 31, 2012 by our principal accounting firm, Deloitte & Touche LLP, is presented below:

December 31, 2012
Audit fees	$1,373,000
Audit-related fees	479,075
All other fees	166,376

Total fees	$2,018,451

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2013, SCUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following financial statements are filed as part of this report:

Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Santander Consumer USA Holdings Inc. (Registrant)

By:	/s/ Thomas G. Dundon

Name: Thomas G. Dundon
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas G. Dundon Thomas G. Dundon	Chairman and Chief Executive Officer (Principal Executive Officer)	March 5, 2014

/s/ Jason Kulas Jason Kulas	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2014

/s/ Gonzalo de Las Heras Gonzalo de Las Heras	Director	March 5, 2014

/s/ Juan Carlos Alvarez Juan Carlos Alvarez	Director	March 5, 2014

/s/ Roman Blanco Roman Blanco	Director	March 5, 2014

/s/ Stephen A. Ferriss Stephen A. Ferriss	Director	March 5, 2014

/s/ Matthew Kabaker Matthew Kabaker	Director	March 5, 2014

/s/ Tagar Olson Tagar Olson	Director	March 5, 2014

/s/ Alberto Sánchez Alberto Sánchez	Director	March 5, 2014

/s/ Javier San Felix Javier San Felix	Director	March 5, 2014

/s/ Juan Andres Yanes Juan Andres Yanes	Director	March 5, 2014

/s/ Daniel Zilberman Daniel Zilberman	Director	March 5, 2014

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 15, 2014, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and SCUSA Merger Sub Inc. ^

3.1	Second Amended and Restated Certificate of Incorporation

3.2	Second Amended and Restated By-Laws

4.1	Specimen common stock certificate^

4.2	Form of Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A.^

4.3	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Eldridge Burns#^

4.4	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Matt Fitzgerald#^

4.5	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and James Fugitt#^

4.6	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Jason Grubb#^

4.7	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Rich Morrin#^

4.8	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Michelle Whatley#^

4.9	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Steve Zemaitis#^

4.10	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Jason Kulas#^

4.11	Form of Shareholders Agreement between Santander Consumer USA Inc. and Management Equity Plan Participant#^

4.12	Santander Consumer USA Holdings Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis. Santander Consumer USA Holdings Inc. agrees to furnish copies to the SEC on request.

4.13	Form of Amendment No. 1 to Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc., Santander Consumer USA Holdings Inc. and Management Equity Plan Participant#^

10.1	Investment Agreement, by and between Santander Consumer USA Inc. and Dundon DFS LLC, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.3 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012)^

10.2	Investment Agreement, by and among Santander Consumer USA Inc., Santander Holdings USA, Inc. and Sponsor Auto Finance Holdings Series LP, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.2 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012)^

Exhibit Number	Description

10.3	Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Eldridge A. Burns#^

10.4	Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason W. Grubb#^

10.5	Confidential Employment Agreement, dated May 1, 2009, between Santander Consumer USA Inc. and Jason A. Kulas#^

10.6	Confidential Employment Agreement, dated August 24, 2011, between Santander Consumer USA Inc. and Richard Morrin#^

10.7	Amended and Restated Employment Agreement, executed as of December 31, 2011, by and among Santander Consumer USA Inc., Banco Santander, S.A. and Thomas G. Dundon#^

10.8	Santander Consumer USA Inc. 2011 Management Equity Plan#^

10.9	Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan#^

10.10	Master Private Label Financing Agreement, dated as of February 6, 2013, by and between Santander Consumer USA Inc. and Chrysler Group LLC†^

10.11	Santander Consumer USA Inc. Omnibus Incentive Plan#^

10.12	Form of Restricted Stock Award Agreement (for Management) under the Santander Consumer USA Inc. Omnibus Incentive Plan#^

10.13	Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan#^

10.14	Form of Amendment No. 1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan with each of Thomas G. Dundon, Jason A. Kulas, and Jason W. Grubb#^

10.15	Form of Amendment No. 1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (Optionees other than Thomas G. Dundon, Jason A. Kulas, and Jason W. Grubb)#^

10.16	Santander Consumer USA Holdings Inc. Senior Executive Annual Bonus Plan#^

10.17	Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan#^

10.18	Form of Time- and Performance-Based Option Award Agreement (Series 3) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan#^

10.19	Form of Time-Based Option Award Agreement (Series 2) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan#^

21.1	Subsidiaries of Santander Consumer USA Holdings Inc.^

23.1	Consent of Deloitte & Touche LLP

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
^	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-189807).
*	Per Regulation S-T, XBRL Interactive Data File is required beginning with the first Form 10-Q after IPO, and as such is not included with this Form 10-K.