Form 10-Q
period 2014-03-31
Santander Consumer USA Holdings Inc.
filed 2014-05-15
CIK 1580608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36270

SANTANDER CONSUMER USA HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0414408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1601 Elm Street, Suite 800, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 634-1110

Not Applicable

(Former name, former address, and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2014
Common Stock ($0.01 par value)	348,775,493 shares

Unless otherwise specified or the context otherwise requires, the use herein of the terms “ we,” “our,” “us,” “SCUSA,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For additional discussion of these risks, refer to Part II, Item 1A—Risk Factors. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

—	adverse economic conditions in the United States and worldwide may negatively impact our results;
—	our business could suffer if our access to funding is reduced;
—	we face significant risks implementing our growth strategy, some of which are outside our control;
—

our agreement with Chrysler Group LLC (“Chrysler”) may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement;

—	our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;
—	our financial condition, liquidity, and results of operations depend on the credit performance of our loans;
—	loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business;
—	future changes in our relationship with Banco Santander, S.A. (“Santander”) could adversely affect our operations; and
—	we operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business.

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

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited at March 31, 2014)

	March 31,	December 31,
	2014	2013

Assets
Cash and cash equivalents	$112,835	$10,531
Receivables held for sale	171,466	82,503
Retail installment contracts held for investment, net	21,087,173	20,219,609
Unsecured consumer loans, net	1,000,545	954,189
Restricted cash	1,830,392	1,563,613
Receivables from dealers, held for investment, net	108,200	94,745
Accrued interest receivable	312,040	319,157
Leased vehicles, net	2,956,910	2,023,433
Furniture and equipment, net of accumulated depreciation of $56,059 and $58,117, respectively	30,315	25,712
Federal, state and other income taxes receivable	304,032	372,338
Deferred tax asset	232,185	197,041
Goodwill	74,056	74,056
Intangible assets	54,391	54,664
Other assets	521,693	410,305
Total assets	$28,796,233	$26,401,896
Liabilities and Equity
Liabilities:
Notes payable — credit facilities, $4,365,000 and $3,650,000 to affiliates, respectively	$9,573,726	$8,099,773
Notes payable — secured structured financings	15,783,587	15,195,887
Accrued interest payable — $10,457 and $11,563 to affiliates, respectively	26,784	26,512
Accounts payable and accrued expenses — $41,788 and $39,772 to affiliates, respectively	390,845	283,106
Federal, state and other income taxes payable	15,502	7,623
Other liabilities	97,771	102,163
Total liabilities	25,888,215	23,715,064
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
348,770,333 and 346,763,261 shares issued and 348,767,179 and 346,760,107 shares outstanding, respectively	3,488	3,468
Additional paid-in capital	1,547,075	1,409,463
Accumulated other comprehensive loss	(765)	(2,853)
Retained earnings	1,358,220	1,276,754
Total stockholders’ equity	2,908,018	2,686,832
Total liabilities and equity	$28,796,233	$26,401,896

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Interest on finance receivables and loans	$1,140,329	$811,907
Leased vehicle income	147,123	—
Other finance and interest income	250	2,685
Total finance and other interest income	1,287,702	814,592
Interest expense — Including $34,243 and $11,512 to affiliates, respectively	124,446	82,997
Leased vehicle expense	120,069	—
Net finance and other interest income	1,043,187	731,595
Provision for loan losses	698,594	217,193
Net finance and other interest income after provision for loan losses	344,593	514,402
Profit sharing	32,161	—
Net finance and other interest income after provision for loan losses and profit sharing	312,432	514,402

Gain on sale of receivables	35,814	—
Servicing fee income	10,405	7,271
Fees, commissions, and other	89,304	68,858
Total other income	135,523	76,129

Salary and benefits expense	201,915	62,547
Repossession expense	48,431	36,158
Other operating costs	68,102	50,169
Total operating expenses	318,448	148,874
Income before income taxes	129,507	441,657
Income tax expense	48,041	152,798
Net income	81,466	288,859
Noncontrolling interests	—	1,543
Net income attributable to Santander Consumer USA Holdings Inc.	$81,466	$290,402
Net income	$81,466	$288,859
Other comprehensive income:
Change in unrealized gains (losses) on cash flow hedges, net of tax of $1,230 and $1,706	2,088	2,834
Change in unrealized gains on investments available for sale, net of tax of zero and $943	—	(1,456)
Other comprehensive income, net	2,088	1,378
Comprehensive income	$83,554	$290,237
Comprehensive loss attributable to noncontrolling interests	—	991
Comprehensive income attributable to Santander Consumer USA Holdings Inc.	$83,554	$291,228
Net income per common share (basic and diluted)	$0.23	$0.84
Dividends declared per common share	$—	$—
Weighted average common shares (basic)	348,101,891	346,164,763
Weighted average common shares (diluted)	356,325,036	346,164,763

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Interests	Equity
Balance — January 1, 2013	346,165	$3,462	$1,335,572	$(9,164)	$869,664	$39,932	$2,239,466
Repayment of employee loans	—	—	519	—	—	—	519
Stock issued in connection with employee incentive compensation plans	4	—	69	—	—	—	69
Capital contribution received from shareholder	—	—	48,275	—	—	—	48,275
Net income	—	—	—	—	290,402	(1,543)	288,859
Other comprehensive income, net of taxes	—	—	—	1,378	—	—	1,378
Balance — March 31, 2013	346,169	$3,462	$1,384,435	$(7,786)	$1,160,066	$38,389	$2,578,566

Balance — January 1, 2014	346,760	$3,468	$1,409,463	$(2,853)	$1,276,754	$—	$2,686,832
Stock issued in connection with employee incentive compensation plans	2,007	20	16,390	—	—	—	16,410
Stock based compensation expense	—	—	121,222	—	—	—	121,222
Net income	—	—	—	—	81,466	—	81,466
Other comprehensive income, net of taxes	—	—	—	2,088	—	—	2,088
Balance — March 31, 2014	348,767	$3,488	$1,547,075	$(765)	$1,358,220	$—	$2,908,018

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$81,466	$288,859
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(5,058)	(6,618)
Provision for credit losses	698,594	217,193
Depreciation and amortization	139,158	26,114
Accretion of discount and capitalized origination costs, net	(197,943)	(97,249)
Originations and purchases of receivables held for sale	(1,267,304)	—
Proceeds from sales of and repayments on receivables held for sale	1,187,745	—
Gain on sale of receivables	(35,814)	—
Stock-based compensation	121,222	231
Deferred tax benefit	(27,128)	(32,041)
Changes in assets and liabilities:
Accrued interest receivable	2,176	10,609
Accounts receivable	(22,193)	210
Federal income tax and other taxes	76,185	153,587
Other assets	(26,738)	(5,075)
Accrued interest payable	272	839
Other liabilities	126,702	69,051
Net cash provided by operating activities	851,342	625,710
Cash flows from investing activities:
Retail installment contracts originated or purchased from dealers	(4,239,359)	(2,541,431)
Collections on retail installment contracts	2,246,851	2,019,293
Proceeds from sale of loans held for investment	554,060	—
Leased vehicles purchased	(1,212,312)	—
Manufacturer incentives received	217,457	—
Proceeds from termination of leased vehicles	11,089	—
Change in revolving unsecured consumer loans	13,493	—
Unsecured consumer term loans purchased	(107,902)	—
Collections on unsecured consumer term loans	17,110	—
Disbursements for receivables from lenders held for investment	(14,288)	(83,080)
Collections on receivables from lenders held for investment	887	—
Collections on investments available for sale	—	17,872
Purchases of furniture and equipment	(7,443)	(2,956)
Sales of furniture and equipment	714	758
Change in restricted cash	(266,779)	(446,938)
Other investing activities	(4,391)	(1,859)
Net cash used in investing activities	(2,790,813)	(1,038,341)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	2,734,093	2,444,579
Payments on notes payable related to secured structured financings	(2,149,907)	(1,863,146)
Proceeds from unsecured notes payable	1,740,000	195,000
Payments on unsecured notes payable	(1,325,000)	(188,302)
Proceeds from notes payable	6,721,716	3,945,517
Payments on notes payable	(5,662,762)	(4,236,675)
Proceeds from stock option exercises, gross	13,071	—
Repurchase of stock - employee tax withholding	(5,908)	—
Repayment of employee notes	—	519
Capital contribution from shareholder	—	48,275
Cash collateral posted on derivatives	(23,528)	—
Net cash provided by financing activities	2,041,775	345,767
Net increase (decrease) in cash and cash equivalents	102,304	(66,864)
Cash — Beginning of period	10,531	70,887
Cash — End of period	$112,835	$4,023

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.	Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies and Practices

Santander Consumer USA Holdings Inc., a Delaware Corporation (“SCUSA Delaware” or, together with its subsidiaries, “SCUSA” or “the Company”), is the holding company for Santander Consumer USA Inc., an Illinois corporation (“SCUSA Illinois”), and subsidiaries, a specialized consumer finance company focused on vehicle finance and unsecured consumer lending products.

The Company is owned approximately 60.5% by Santander Holdings USA, Inc. (“SHUSA”), a subsidiary of Banco Santander, S.A. (“Santander”), approximately 4.1% by Sponsor Auto Finance Holdings Series LP (“Auto Finance Holdings”), approximately 10.0% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s Chairman and Chief Executive Officer (“CEO”), approximately 25.3% by public shareholders and approximately 0.1% by other holders, primarily members of senior management.

The Company’s primary business is the indirect origination of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain special purpose financing trusts utilized in financing transactions (“Trusts”), which are considered variable interest entities (“VIEs”). The Company consolidates other VIEs for which it was deemed the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of loan loss allowance, discount accretion, impairment, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

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

Accounting Policies

The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: retail installment contracts, unsecured consumer loans, receivables from dealers, provision for loan losses, leased vehicles, income taxes, and earnings per share. As of March 31, 2014, there have been no significant changes to the Company's accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

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

2.	Finance Receivables

Finance receivables held for investment at March 31, 2014 and December 31, 2013, were comprised as follows:

	March 31, 2014
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$22,826,639	$1,566,897	$24,393,536	$109,105	$1,217,755
Loan loss allowance (Note 3)	(2,444,552)	(206,170)	(2,650,722)	(1,035)	(203,190)
Discount	(649,416)	(41,311)	(690,727)	—	(14,866)
Capitalized origination costs and fees	35,086	—	35,086	130	846
Net carrying balance	$19,767,757	$1,319,416	$21,087,173	$108,200	$1,000,545

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778
Loan loss allowance (Note 3)	(2,132,634)	(226,356)	(2,358,990)	(1,090)	(179,350)
Discount	(573,462)	(81,216)	(654,678)	—	(32,831)
Capitalized origination costs	33,936	—	33,936	—	592
Net carrying balance	$18,566,121	$1,653,488	$20,219,609	$94,745	$954,189

As of March 31, 2014, retail installment contracts and receivables from dealers held for sale totaled $144,772 and $26,694, respectively. As of December 31, 2013, retail installment contracts and receivables from dealers held for sale totaled $56,066 and $26,437, respectively. Sales of retail installment contracts for the three months ended March 31, 2014 included principal balance amounts of approximately $1,685,723. No receivables from dealers were sold during the three months ended March 31, 2014.

Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 6). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, approximately $477,062 and $345,177 of the unpaid principal balance represented fleet contracts with commercial consumers as of March 31, 2014 and December 31, 2013, respectively.

Borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (10%), California (8%), Georgia (5%), North Carolina (5%), and other states each individually representing less than 5% of the Company’s total.

Receivables from dealers held for investment includes a term loan, which was previously a residual warehouse credit facility, with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at March 31, 2014 and December 31, 2013, and the facility balance was $50,000 at each of those dates.

Borrowers on the Company’s remaining receivables from dealers held for investment, all of which are Chrysler-affiliated, are located in Texas (29%), Ohio (18%), New York (13%), New Jersey (12%), California (8%), Tennessee (8%), Louisiana (5%) and other states each individually representing less than 5% of the Company’s total.

Borrowers on the Company’s unsecured consumer loans are located in California (9%), New York (8%), Texas (8%), Florida (6%), Pennsylvania (5%) and other states each individually representing less than 5% of the Company’s total.

Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Balance — beginning of period	$403,400	$816,854
Additions (loans acquired during the period)	—	—
Accretion of accretable yield	(65,046)	(135,199)
Reclassifications from nonaccretable difference	24,469	61,693
Balance — end of period	$362,823	$743,348

The Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected during the three months ended March 31, 2014 and 2013. Interest receivable on purchased receivables portfolios totaled $12,446 and $16,950 at March 31, 2014 and December 31, 2013, respectively.

3.	Loan Loss Allowance and Credit Quality

Loan Loss Allowance

The Company estimates loan losses on individually acquired retail installment contracts and unsecured consumer loans held for investment based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. The Company maintains a general loan loss allowance for receivables from dealers based on risk ratings, and individually evaluates the loans for specific impairment as necessary. The activity in the loan loss allowance for individually acquired loans for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of period	$2,132,634	$1,090	$179,350
Provision for loan losses	656,706	(55)	62,129
Charge-offs	(752,565)	—	(40,948)
Recoveries	407,777	—	2,659
Balance — end of period	$2,444,552	$1,035	$203,190

The loan loss allowance for receivables from dealers is comprised entirely of general allowances as none of these receivables have been determined to be individually impaired.

	Three Months Ended March 31, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of period	$1,555,362	$—	$—
Provision for loan losses	251,641	—	—
Charge-offs	(384,726)	—	—
Recoveries	238,335	—	—
Balance — end of period	$1,660,612	$—	$—

The activity in the loan loss allowance related to purchased receivables portfolios for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31,
	2014	2013
Balance — beginning of period	$226,356	$218,640
Incremental provisions for purchased receivable portfolios	1,325	21,662
Incremental reversal of provisions for purchased receivable portfolios	(21,511)	(56,110)
Balance — end of period	$206,170	$184,192

Delinquencies

Retail installment contracts and unsecured consumer amortizing term loans  are classified as non-performing when they are greater than 60 days past due as to principal or interest. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. When an account is returned to a performing status of 60 days or less past due, the Company returns to accruing interest on the contract. The accrual of interest on receivables from dealers and revolving unsecured consumer loans continues until the loan is charged off. A summary of delinquencies as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014
	Retail Installment Contracts Held for Investment			Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, current	$20,933,262	$1,247,506	$22,180,768	$109,105	$1,088,013
Principal, 31-60 days past due	1,290,394	210,344	1,500,738	—	39,639
Delinquent principal over 60 days	602,983	109,047	712,030	—	90,103
Total principal	$22,826,639	$1,566,897	$24,393,536	$109,105	$1,217,755

	December 31, 2013
	Retail Installment Contracts Held for Investment			Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, current	$18,653,827	$1,457,813	$20,111,640	$95,835	$1,072,316
Principal, 31-60 days past due	1,729,139	321,549	2,050,688	—	28,102
Delinquent principal over 60 days	855,315	181,698	1,037,013	—	65,360
Total principal	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778

As of March 31, 2014 and December 31, 2013, there were no receivables held for sale that were non-performing.

FICO® Distribution — A summary of the credit risk profile of the Company’s consumer loans by Fair Isaac Corporation (FICO®) distribution, determined at origination, as of March 31, 2014 and December 31, 2013 was as follows:

March 31, 2014
	Retail Installment	Unsecured
	Contracts Held	Consumer
FICO Band	for Investment	Loans
<540	27.0%	3.6%
540-599	32.2%	27.7%
600-659	26.2%	43.8%
>660	14.6%	24.9%

December 31, 2013
	Retail Installment	Unsecured
	Contracts Held	Consumer
FICO Band	for Investment	Loans
<540	26.8%	6.3%
540-599	31.8%	24.2%
600-659	26.3%	39.4%
>660	15.1%	30.1%

Commercial Lending Credit Quality Indicators — The credit quality of receivables from dealers, which are considered commercial loans, is summarized according to standard regulatory classifications as follows:

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

Commercial loan credit quality indicators for receivables from dealers held for investment as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Pass	$89,785	$95,835
Special Mention	19,320	—
Substandard	—	—
Doubtful	—	—
	$109,105	$95,835

Troubled Debt Restructurings

In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling future cash flows, or a combination thereof. A modification of finance receivable terms is considered a troubled debt restructuring (“TDR”) if the Company grants a concession  to a borrower for economic or legal reasons related to the debtor’s financial difficulties which would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice during the period. Additionally, modifications set forth through bankruptcy proceeding are deemed to be TDRs by the Company. The purchased receivables portfolio is excluded from the scope of the applicable guidance. As of March 31, 2014 and December 31, 2013 there were no receivables from dealers classified as a TDR.

The table below presents the Company’s loans modified in TDRs as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Total TDR principal	$2,812,852	$9,600	$2,604,351	$8,391
Accrued interest	68,967	—	70,965	—
Discount	(80,025)	(147)	(70,321)	(274)
Origination costs	4,324	8	4,161	5
Outstanding recorded investment	2,806,118	9,461	2,609,156	8,122
Allowance for loan losses	(498,811)	(3,870)	(475,128)	(2,345)
Outstanding recorded investment, net of allowance	$2,307,307	$5,591	$2,134,028	$5,777

A summary of the Company’s performing and non-performing TDRs at March 31, 2014 and December 31, 2013, is as follows:

	March 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Current	$2,028,793	4,008	$1,690,893	$6,120
31-60 days past due	500,876	1,171	556,489	875
Greater than 60 days past due (non-performing)	283,183	4,421	356,969	1,396
Total TDRs	$2,812,852	$9,600	$2,604,351	$8,391

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

	Three Months Ended
	March 31, 2014		March 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Average outstanding recorded investment in TDRs	$2,707,637	$8,996	$1,556,410	$—
Interest income recognized	$120,451	$329	$92,141	$—

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

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three-months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
Troubled Debt Restructurings:

Outstanding recorded investment before TDR	$624,009	$11,495	$290,861
Outstanding recorded investment after TDR	$581,053	$11,336	$288,841

Number of contracts	39,229	14,829	20,474

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted during the three-months ended March 31, 2014 and 2013 are summarized in the following table:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts
Troubled debt restructurings that subsequently defaulted	$11,389	$—	$10,072

Number of contracts	1,348	—	822

TDRs that have subsequently defaulted but are currently active are written down to estimated collateral value less cost to sell. As of March 31, 2014, the principal writedown on active TDRs totaled approximately $50,832.

4.	Leased Vehicles, net

Leased vehicles consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Leased vehicles	$3,603,848	$2,402,052
Origination fees and other costs	1,927	2,716
Manufacturer subvention payments	(407,424)	(259,152)
	3,198,351	2,145,616
Depreciation	(241,441)	(122,183)
	$2,956,910	$2,023,433

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2014:

Remainder of 2014	$417,563
2015	529,880
2016	366,658
2017	25,961
2018	14
Thereafter	—
Total	$1,340,076

5.	Debt

Revolving Credit Facilities

The following table presents information regarding credit facilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014

	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2014	$212,438	$500,000	1.14%	$295,988	$—
Warehouse line	Various (a)	552,682	1,227,744	1.39%	808,611	10,851
Warehouse line (b)	January 2016	724,888	4,550,000	1.91%	1,218,964	25,771
Warehouse line	December 2015	1,399,123	2,000,000	0.94%	1,722,751	36,295
Warehouse line	July 2015	317,886	500,000	0.93%	383,811	18,035
Warehouse line (c)	September 2015	119,480	200,000	2.31%	207,906	8,015
Repurchase facility (d)	Various	748,461	748,461	1.55%	843,484	—
Warehouse line	December 2015	708,174	750,000	0.82%	1,025,381	21,836
Warehouse line (e)	November 2016	175,000	175,000	1.70%	—	—
Warehouse line (f)	March 2015	250,594	250,594	0.99%	297,750	—
Total facilities with third parties		5,208,726	10,901,799		6,804,646	120,803

Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.44%	4,423	—
Line of credit	December 2018	65,000	500,000	2.95%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.11%	—	—
Line of credit	December 2018	1,750,000	1,750,000	2.89%	73,995	—
Line of credit	March 2017	300,000	300,000	1.70%	—	—
Total facilities with Santander and related subsidiaries		4,365,000	4,800,000		78,418	—
Total revolving credit facilities		$9,573,726	$15,701,799		$6,883,064	$120,803

	December 31, 2013
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2014	$483,738	$500,000	0.82%	$757,352	$—
Warehouse line	Various	159,300	1,219,474	3.62%	232,015	3,667
Warehouse line (b)	April 2015	613,600	4,550,000	2.12%	745,759	15,184
Warehouse line	June 2015	1,360,070	2,000,000	0.96%	1,672,082	42,510
Warehouse line	July 2015	495,786	500,000	0.85%	598,754	25,056
Warehouse line (c)	September 2015	73,080	200,000	2.84%	76,807	2,701
Repurchase facility (d)	Various	879,199	879,199	1.59%	—	—
Warehouse line	December 2015	210,000	750,000	1.84%	302,632	—
Warehouse line (e)	November 2016	175,000	175,000	1.72%	—	—
Total facilities with third parties		4,449,773	10,773,673		4,385,401	89,118

Lines of credit with Santander and related subsidiaries (e) (f):
Line of credit	December 2016	500,000	500,000	2.48%	10,674	—
Line of credit	December 2018	—	500,000	3.10%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.09%	—	—
Line of credit	December 2018	1,400,000	1,750,000	2.58%	93,969	—
Total facilities with Santander and related subsidiaries		3,650,000	4,500,000		104,643	—
Total revolving credit facilities		$8,099,773	$15,273,673		$4,490,044	$89,118
(a)	One–fourth of any outstanding balance on this facility matures in each of the following months: April 2014, November 2014, March 2015, and November 2015.
(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance.
(c)	This line is held exclusively for unsecured consumer term loans.
(d)

The repurchase facility is also collateralized by securitization bonds and residuals retained by the Company. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.

(e)	This line is collateralized by residuals retained by the Company.
(f)	This line is collateralized by securitization notes payable retained by the Company.
(g)

These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of March 31, 2014 and December 31, 2013, $2,216,127 and $1,123,354 of the aggregate outstanding balances on these facilities were unsecured.

Facilities with Third Parties

The warehouse lines and repurchase facility are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2) and leased vehicles (Note 4) and securitization residuals and notes payable retained by the Company. The Company was in compliance with all covenants related to these financing arrangements at March 31, 2014.

Lines of Credit with Santander and Related Subsidiaries

Through its New York branch, Santander provides the Company with $4,500,000 of long-term committed revolving credit facilities. Through SHUSA, under an agreement entered into on March 6, 2014, Santander provides the Company with an additional $300,000 of committed revolving credit, collateralized by residuals retained on its own securitizations. The fundings through the New York branch and through SHUSA are collectively known as the “Santander Credit Facilities.”

The facilities offered through the New York branch are structured as three and five year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

Secured Structured Financings

The following table presents information regarding secured structured financings as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$509,699	$4,671,749	1.04%-1.44%	$941,754	$206,218
2011 Securitizations	October 2015-September 2017	843,443	5,605,609	1.21%-2.80%	1,208,325	179,484
2012 Securitizations	November 2017-December 2018	3,554,805	8,023,840	0.92%-1.68%	4,419,949	395,580
2013 Securitizations	January 2019-January 2021	4,945,429	6,689,700	0.89%-1.59%	5,873,396	377,271
2014 Securitization	April 2020	1,393,823	1,500,000	1.72%	1,624,017	90,167
Public securitizations		11,247,199	26,490,898		14,067,441	1,248,720

2010 Private issuance	June 2011	201,747	516,000	1.29%	359,416	9,611
2011 Private issuances	December 2018	554,257	4,856,525	1.46%-1.80%	796,959	39,216
2012 Private issuance	May 2016	22,256	70,308	1.07%	26,678	2,763
2013 Private issuance	September 2018-September 2020	2,552,886	2,693,754	1.13%-1.38%	3,275,012	94,111
2014 Private issuances	March 2018-June 2021	1,205,242	1,232,251	1.15%-1.40%	1,544,265	35,432
Privately issued amortizing notes		4,536,388	9,368,838		6,002,330	181,133
Total secured structured financings		$15,783,587	$35,859,736		$20,069,771	$1,429,853

	December 31, 2013
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$632,251	$4,671,749	1.04%-1.44%	$1,143,435	$205,190
2011 Securitizations	October 2015-September 2017	1,218,208	5,605,609	1.21%-2.80%	1,634,220	195,854
2012 Securitizations	November 2017-December 2018	4,061,127	8,023,840	0.92%-1.68%	5,013,135	383,677
2013 Securitizations	January 2019-January 2021	5,503,580	6,689,700	0.89%-1.59%	6,465,840	351,160
Public securitizations		11,415,166	24,990,898		14,256,630	1,135,881

2010 Private issuance	June 2011	219,704	516,000	1.29%	378,434	8,435
2011 Private issuances	December 2018	662,138	4,856,525	1.46%-1.80%	908,304	36,449
2012 Private issuance	May 2016	30,526	70,308	1.07%	35,378	3,016
2013 Private issuances	September 2018-September 2020	2,868,353	2,693,754	1.13%-1.38%	3,554,569	97,100
Privately issued amortizing notes		3,780,721	8,136,587		4,876,685	145,000
Total secured structured financings		$15,195,887	$33,127,485		$19,133,315	$1,280,881

Notes Payable — Secured Structured Financings

The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying collateral.

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases. As of March 31, 2014, the Company had private issuances of notes backed by vehicle leases totaling approximately $1,396,011.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method, over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended March 31, 2014 and 2013 was $59,862 and $57,710, respectively.

6.	Asset Securitizations

The Company transfers retail installment contracts and leased vehicles into newly formed Trusts which then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by SPEs and, except for the Chrysler Capital securitizations, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and, except for the Chrysler Capital securitizations, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b), because of the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company did not retain any debt or equity interests in the Chrysler Capital securitizations executed in 2013 and 2014, and recorded these transactions as sales of the associated retail installment contracts.

The collateral, borrowings under credit facilities and securitization notes payable of the consolidated Trusts remain on the consolidated balance sheets. The Company recognizes finance charges and fee income on the retail installment contracts and leased vehicles and interest expense on the debt, and records a provision for loan losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by them and are not available to other creditors.

The following table summarizes the assets and liabilities related to VIEs included in the Company’s consolidated financial statements:

	March 31, 2014	December 31, 2013
Restricted cash	$1,550,657	$1,370,174
Retail installment contracts, net	19,910,992	19,166,392
Various other assets	3,695,594	2,564,902
Notes payable	25,514,661	23,810,950
Various other liabilities	49,412	25,682

A summary of the cash flows received from on-balance sheet securitization trusts during the three months ended March 31, 2014 and 2013, is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Receivables securitized	$3,316,248	$2,803,734

Net proceeds from new securitizations	$2,734,093	$2,450,000
Cash received for servicing fees	145,772	101,588
Cash received upon release from reserved and restricted cash accounts	749	3,419
Net distributions from Trusts	320,861	327,567
Total cash received from securitization trusts	$3,201,475	$2,882,574

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2014 and December 31, 2013, the Company was servicing $22,936,058 and $21,935,874, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts is either pledged in private issuances or warehouse facilities or unpledged.

During the three months ended March 31, 2014, the Company sold $774,183 of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $32,538. As of March 31, 2014 and December 31, 2013, the Company was servicing $1,681,856 and $1,017,756, respectively, of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations.

7.	Derivative Financial Instruments

Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written in to offset the interest rate cap agreements, and a total return swap, are not designated as hedges for accounting purposes. The underlying notional amounts and aggregate fair values of these agreements at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014		December 31, 2013
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$5,142,500	$(2,230)	$3,873,000	$(5,686)
Interest rate swap agreements not designated as hedges	3,237,133	(26,205)	3,444,459	(31,360)
Interest rate cap agreements	4,929,458	43,599	4,616,960	28,274
Options for interest rate cap agreements	4,929,458	(43,680)	4,616,960	(28,389)
Total return swap	250,594	—	—	—

The aggregate fair value of the interest rate swap agreements was included on the Company’s consolidated balance sheets in other assets and other liabilities, as appropriate. The interest rate cap agreements were included in other assets and the related options in other liabilities on the Company’s consolidated balance sheets.

In March 2014, the Company entered into a financing arrangement with a third party where by the Company pledged certain bonds retained in its own securitizations in exchange for approximately $250,594 in cash.  In conjunction with the financing arrangement, the Company entered into a total return swap related to the bonds as an effective avenue to monetize the Company’s retained bonds as a source of financing.  The Company will receive the fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points.  In addition, at maturity, the Company will receive a payment from, or make a payment to, the counterparty based on the change in fair value of the bonds during the one-year term of the facility. Throughout the term of the facility, the party in a net liability position must post collateral. The Company has the ability to substitute collateral and may do so if a bond is set to begin amortizing. Alternatively, the amortization may be utilized to reduce the notional amount of the facility.

The Company enters into legally enforceable master netting agreements which reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements.

Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2014 and December 31, 2013:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the
				Consolidated Balance Sheet
	Gross	Gross Amounts	Net Amounts of Assets Presented
	Amounts of	Offset in the	in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount
March 31, 2014
Interest rate swaps - Santander & affiliates	$3,067	$—	$3,067	$—	$—	$3,067
Interest rate caps - Santander & affiliates	27,018	—	27,018	—	—	27,018
Interest rate caps - third party	16,581	—	16,581	—	—	16,581
Total derivatives subject to a master netting arrangement or similar arrangement	46,666	—	46,666	—	—	46,666
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$46,666	$—	$46,666	$—	$—	$46,666

Total financial assets	$46,666	$—	$46,666	$—	$—	$46,666

December 31, 2013
Interest rate swaps - Santander & affiliates	$1,601	$—	$1,601	$—	$—	$1,601
Interest rate caps - Santander & affiliates	9,342	—	9,342	—	—	9,342
Interest rate caps - third party	18,932	—	18,932	—	—	18,932
Total derivatives subject to a master netting arrangement or similar arrangement	29,875	—	29,875	—	—	29,875
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$29,875	$—	$29,875	$—	$—	$29,875

Total financial assets	$29,875	$—	$29,875	$—	$—	$29,875

	Offsetting of Financial Liabilities
					Gross Amounts Not Offset in the
					Consolidated Balance Sheet
	Gross	Gross Amounts	Net Amounts of Liabilities Presented
	Amounts of	Offset in the	in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2014
Interest rate swaps - Santander & affiliates	$31,502	$(9,707)	$21,795	$—	$—	$21,795
Back to back - Santander & affiliates	27,018	(21,817)	$5,201	$—	$—	$5,201
Back to back - third party	16,662	(16,662)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	75,182	(48,186)	26,996	—	—	26,996
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$75,182	$(48,186)	$26,996	$—	$—	$26,996

Total financial liabilities	$75,182	$(48,186)	$26,996	$—	$—	$26,996

December 31, 2013
Interest rate swaps - Santander & affiliates	$38,647	$(2,258)	$36,389	$—	$—	$36,389
Back to back - Santander & affiliates	9,342	(9,342)	—	—	—	—
Back to back - third party	19,047	(15,420)	3,627	—	—	3,627
Total derivatives subject to a master netting arrangement or similar arrangement	67,036	(27,020)	40,016	—	—	40,016
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016

Total financial liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2014 and December 31, 2013.

The gross gains (losses) reclassified from accumulated other comprehensive income to net income, and  gains (losses) recognized in net income, are included as components of interest expense. The Company’s interest rate swap agreements had effects on its consolidated statements of income and comprehensive income for the three months ended March 31, 2014 and 2013 as follows:

March 31, 2014
		Gross Gains (Losses)	Gross Gains (Losses)
		Recognized in	Reclassified From
	Gains (Losses)	Accumulated Other	Accumulated Other
	Recognized in	Comprehensive	Comprehensive Income
	Interest Expense	Income	To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$138	$654	$(2,664)
Derivative instruments not designated as hedges	$5,189

March 31, 2013
		Gross Gains (Losses)	Gross Gains (Losses)
		Recognized in	Reclassified From
	Gains (Losses)	Accumulated Other	Accumulated Other
	Recognized in	Comprehensive	Comprehensive Income
	Interest Expense	Income	to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(505)	$(4,995)
Derivative instruments not designated as hedges	$6,657

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was not material for the three months ended March 31, 2014 and 2013.

8.	Other Assets

Other assets were comprised as follows:

	March 31, 2014	December 31, 2013
Upfront fee (a)	$136,250	$140,000
Inventory of repossessed vehicles	137,648	129,323
Manufacturer subvention payments receivable (a)	111,075	55,579
Derivative assets (Note 7)	46,666	29,875
Indemnification payments receivable (b)	8,603	8,603
Other	81,451	46,925
	$521,693	$410,305

(a)

These amounts relate to the Chrysler agreement. The Company paid a $150,000 upfront fee at the effective date of the agreement. This fee is being amortized into finance and other interest income over the ten-year term of the agreement. As the preferred financing provider for Chrysler, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

(b)

This amount represents tax indemnification payments to the original equity investors in two investment partnerships now owned by the Company. These payments are expected to be recovered through tax refunds passed through to the Company as the original investors recognize losses related to the investments.

9.	Income Taxes

The Company makes its best estimate to arrive at an expected annual effective tax rate; this rate is evaluated quarterly or more frequently if deemed necessary.   In arriving at an expected annual effective tax rate, the Company does not consider unusual or infrequent events; discrete events are accounted for in the period in which they occur and may cause a variation from the normal relationship between income tax expense and pre-tax net income.

The Company recorded income tax expense of $48,041 (37.1% effective tax rate) and $152,798 (34.6% effective tax rate) during the three months ended March 31, 2014 and 2013, respectively. The effective tax rate increased primarily due to the non-recurrence of a partial release of a valuation allowance during the three months ended March 31, 2013.

Significant judgment is required in evaluating and reserving for uncertain tax positions.  Although management believes adequate reserves have been established for all uncertain tax positions, the final outcomes of these matters may differ.  Reserves for uncertain tax positions are adjusted as events occur and as new information arises.  Reserves are released as statutes of limitations close.  Additional interest on uncertain tax positions is accrued quarterly.  The provision for income taxes includes a reserve for uncertain tax positions as well as the associated penalties and net interest accrued.

The Company is currently under audit in various tax jurisdictions for various years.  Although the outcomes are uncertain, a reserve for potential liabilities has been established based on the best available information as to the audit outcomes.  As audits are finalized, any excess reserves are released or any additional liabilities due exceeding reserves are expensed at the time the outcome is made known.  Management does not believe the outcome of any current tax audits, individually or combined, will have a material effect on the results of operations.  Reserves for potential tax assessments are included in the provision for income taxes.

10.	Commitments and Contingencies

In connection with the sale of retail installment contracts through securitizations, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. As of March 31, 2014, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company has a letter of credit facility with Santander — New York Branch totaling $500,000 at March 31, 2014 and December 31, 2013. The amount issued was zero as of March 31, 2014 and December 31, 2013. The letters of credit can serve as collateral for certain warehouse lines. These commitments will expire on December 31, 2014.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.

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

The Company has an agreement with Santander Bank N.A. (“SBNA,” formerly Sovereign Bank), a subsidiary of SHUSA, whereby the Company provides SBNA the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elects, to provide the proposed financing. The Company provides servicing on all loans originated under this arrangement. The Company received a $9,000 referral fee in June 2013 in connection with this arrangement and is amortizing the fee into income over the ten-year term of agreement. The Company also will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. At the end of each quarter, the Company has the first right to originate loans in an amount equal to the amount of originations the Company made during the quarter due to SBNA decline or a failure to timely respond. Throughout the year, these amounts aggregate if the Company does not exercise its right of first refusal. At the end of each year, any amounts not used expire and do not roll over to the next year. As of March 31, 2014 and December 31, 2013, approximately $347,247 and $202,494 had been originated by SBNA under this agreement, and SCUSA had not exercised its right to originate additional loans.

The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. The adjustment for the three months ended March 31, 2014 and 2013 was a downward adjustment of $1,920 and zero, respectively.

The Company also provides SBNA with the first right to review and approve consumer vehicle lease applications. As of March 31, 2014, the Company was required to make SBNA whole on approximately $36,187 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements.

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

11.	Related-Party Transactions

Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:

The Company has a line of credit agreement with Santander — New York Branch (Note 5). Interest expense on these lines of credit totaled $24,874 and $6,494 for the three months ended March 31, 2014 and 2013, respectively. Accrued interest was $10,119 and $11,435 at March 31, 2014 and December 31, 2013, respectively.

During the first quarter of 2014, the Company established a line of credit agreement with SHUSA (Note 5). Interest expense on this line of credit totaled $363 for the three months ended March 31, 2014. Accrued interest was $213 as of March 31, 2014.

The Company has a letter of credit facility with Santander — New York Branch (Note 10). Letter of credit fees for the used and unused portions, which are included as a component of interest expense, totaled $125 and $144 for the three months ended March 31, 2014 and 2013, respectively. Accrued fees totaled $125 and $128 at March 31, 2014 and December 31, 2013, respectively.

The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $12,580,549 and $10,461,378 at March 31, 2014 and December 31, 2013, respectively (Note 7). Interest expense on these agreements, which is included as a component of interest expense, totaled $8,881 and $4,874 for the three months ended March 31, 2014 and 2013, respectively.

During 2013, the Company sold approximately $222,384 of the Company’s receivables from dealers to SBNA. The Company continues to service these loans but the loans are not subject to the servicer performance payment that applies to dealer loans originated under the SBNA flow agreement, described in Note 10. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $1,265 for the three months ended March 31, 2014, including $464 in servicer performance payments on loans originated by SBNA. Other information on the dealer loan portfolio serviced for SBNA as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Total serviced portfolio	$676,856	$513,684
Cash collections due to owner	$8,830	$6,941
Servicing fees receivable	$997	$817

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $865 and $6,214 for the three months ended March 31, 2014 and 2013, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Total serviced portfolio	$1,096,905	$1,175,566
Cash collections due to owner	$32,698	$32,831
Servicing fees receivable (refundable)	$661	$(3,163)

During 2014, the Company entered into a flow agreement with SBNA whereby SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and receives an origination fee on all leases originated under this agreement. Origination and service fee income recognized on leases originated and serviced for SBNA totaled $3,685 and $94, respectively, for the three months ended March 31, 2014. Other information on the consumer vehicle lease portfolio serviced for SBNA as of March 31, 2014 is as follows:

Total serviced portfolio	$241,878
Cash collections due to owner	$260
Origination and servicing fees receivable	$4,780
Lease originations receivable	$16,123

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of data processing, communications and other expenses, totaled $22 and $38 for the three month periods ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, the Company originated $704 in unsecured revolving loans under terms of entered into a Master Services Agreement (MSA) with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SCUSA to review credit applications of retail store customers.

The Company paid expenses totaling zero and $381 for the three months ended March 31, 2014 and 2013, respectively, on behalf of the former managing member of the investment partnerships described in note 8. The former managing member is an investor in Auto Finance Holdings.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

We have excluded 28,000 employee stock option awards from the calculation of earnings per share for the three months ended March 31, 2014, because the effect would be anti-dilutive.

	Three Months Ended
	March 31,
	2014	2013

Earnings per common share
Net income attributable to SCUSA	81,466	290,402
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	347,518	346,165
Weighted average number of participating restricted common shares outstanding (in thousands)	584	—
Weighted average number of common shares outstanding (in thousands)	348,102	346,165
Earnings per common share	$0.23	$0.84

Earnings per common share - assuming dilution
Net income attributable to SCUSA	81,466	290,402
Weighted average number of common shares outstanding (in thousands)	348,102	346,165
Effect of employee stock-based awards (in thousands)	8,223	—
Weighted average number of common shares outstanding - assuming dilution (in thousands)	356,325	346,165
Earnings per common share - assuming dilution	$0.23	$0.84

13.	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are as follows:

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents (a)	$112,835	$112,835	$10,531	$10,531
Receivables held for sale (b)	171,466	176,425	82,503	83,344
Retail installment contracts held for investment, net (c)	21,087,173	21,644,945	20,219,609	21,465,236
Unsecured consumer loans, net (d)	1,000,545	1,071,108	954,189	1,187,286
Receivables from dealers held for investment (e)	108,200	108,200	94,745	94,745
Restricted cash (a)	1,830,392	1,830,392	1,563,613	1,563,613
Notes payable — credit facilities (f)	9,573,726	9,573,726	8,099,773	8,099,773
Notes payable — secured structured financings (g)	15,783,587	15,924,794	15,195,887	15,565,013
(a)

Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, approximated fair value at March 31, 2014 and December 31, 2013, due to the short maturity of these instruments and is considered a Level 1 measurement.

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

(f)

Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value as of March 31, 2014 and December 31, 2013. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements. The fair value of notes payable is considered a Level 3 measurement.

(g)

Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market quotes for the Company’s publicly traded debt and estimated market rates currently available from recent transactions involving similar debt with similar credit risks, and is considered a Level 2 measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and are categorized using the fair value hierarchy. The fair value hierarchy includes three levels based on the reliability of the inputs used to determine the fair value:

	Fair Value Measurements at March 31, 2014
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets — trading interest rate caps (a)	$43,599	$—	$43,599	$—
Assets — cash flow hedging interest rate swaps (a)	$2,497	$—	$2,497	$—
Assets — trading interest rate swaps (a)	$570	$—	$570	$—
Liabilities — trading options for interest rate caps (a)	$43,680	$—	$43,680	$—
Liabilities — cash flow hedging interest rate swaps (a)	$4,727	$—	$4,727	$—
Liabilities — trading interest rate swaps (a)	$26,775	$—	$26,775	$—
Total return swap (b)	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2013
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets — trading interest rate caps (a)	$28,274	$—	$28,274	$—
Assets — cash flow hedging interest rate swaps (a)	$1,601	$—	$1,601	$—
Liabilities — trading options for interest rate caps (a)	$28,389	$—	$28,389	$—
Liabilities — cash flow hedging interest rate swaps (a)	$7,287	$—	$7,287	$—
Liabilities — trading interest rate swaps (a)	$31,360	$—	$31,360	$—
(a)

The valuation of swaps and caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. Effective January 1, 2012, the Company made an election to use the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 7).

(b)	The total return swap is valued based on the estimated market value of the underlying bonds pledged to the associated credit facility.

No amounts were transferred in or out of Level 3 during 2014 or 2013.

The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013, and are categorized using the fair value hierarchy:

Fair Value Measurements at March 31, 2014
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets — repossessed vehicle inventory	$137,648	$—	$137,648	$—
TDRs that have subsequently defaulted (Note 3)	$49,502	$—	$—	$49,502

Fair Value Measurements at December 31, 2013
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets — repossessed vehicle inventory	$129,323	$—	$129,323	$—
TDRs that have subsequently defaulted (Note 3)	$40,619	$—	$—	$40,619

The Company estimates the fair value of its repossessed vehicle inventory using historical auction rates and current market levels of used car prices. TDRs that have subsequently defaulted but are currently active are written down to estimated collateral value less cost to sell.

14.	Employee Benefit Plans

SCUSA Compensation Plan — Beginning in 2012, the Company granted stock options to certain executives, other employees, and independent directors under a Management Equity Plan (the “Plan”). The Plan is administered by the Board of Directors and enables the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), or 8.5% of the equity invested in the Company as of December 31, 2011.

Stock options granted have an exercise price based on the estimated fair market value of the Company’s common stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under the Management Shareholder Agreements entered into by certain employees, no shares obtained through exercise of stock options could be transferred until the later of December 31, 2016, and the Company’s execution of an IPO (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave the Company, the Company would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the Plan) or voluntarily left the Company without good reason (as defined in the Plan), in each case, prior to the Lapse Date the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left the Company with good reason, in each case, prior to the Lapse Date the repurchase price is the fair market value at the date of repurchase. Management believes the Company’s repurchase right caused the IPO event to constitute an implicit vesting condition and therefore did not record any stock compensation expense until the date of the IPO, January 23, 2014.

On December 28, 2013, the Board approved certain changes to the Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also on December 28, 2013, the Board established the Omnibus Incentive Plan, which enables the Company to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of the Company’s common stock up to a total of 5,192,640 common shares. As of March 31, 2014, the Company had granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $604 recorded for the three months ended March 31, 2014.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the initial public offering. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845.

During the three months ended March 31, 2014, the Company granted additional stock options from the Management Equity Plan to certain executives, other employees, and an independent director, with an estimated fair value of $15,210, which will be recognized over the five-year vesting period of the awards.

A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(in whole dollars)
Options outstanding at January 1, 2014	23,910,062	$9.81	8.0
Granted	1,434,834	24.03
Exercised	(2,816,093)	9.55		(40,918)
Expired	—	—
Forfeited	(333,177)	9.91
Options outstanding at March 31, 2014	22,195,626	10.76	7.9	295,677
Options exercisable at March 31, 2014	15,745,500	9.87	7.8	223,821

15.	Accumulated Other Comprehensive Loss

A summary of changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total
Beginning balance	$(2,853)	$—	$(2,853)	$(12,416)	$3,252	$(9,164)
Other comprehensive income (loss) before reclassifications	412	—	412	(319)	(1,135)	(1,454)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	1,676	—	1,676	3,153	(321)	2,832
Ending balance	$(765)	$—	$(765)	$(9,582)	$1,796	$(7,786)
(a)	Amounts in this table are net of tax
(b)	Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013

Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$2,664	Interest expense	$4,995	Interest expense
Tax expense (benefit)	(988)		(1,842)
Net of tax	$1,676		$3,153
Investments available for sale:
Discount accretion	$—		$(508)	Interest expense
Tax expense (benefit)	—		187
Net of tax	$—		$(321)

16.	Subsequent Events

On April 2, 2014, SCUSA expanded its unsecured personal lending business by executing an additional agreement with LendingClub Corporation, whereby SCUSA has the first opportunity to review for its own portfolio applications that do not meet either the public credit policy or custom credit policy facilitated by Lending Club's platform.

On April 22, 2014, SCUSA entered into an agreement with a technology company, GreenSky Trade Credit, LLC, whereby GreenSky will facilitate SCUSA’s origination of turn-down loans in the retail home improvement space.

On April 22, 2014, SCUSA executed an application transfer agreement with an original equipment manufacturer (OEM), whereby SCUSA will provide nonprime retail auto financing through a turn-down program for new and used vehicles for the OEM’s customers and dealers in the U.S.

On May 1, 2014, SCUSA’s Board of Directors declared a cash dividend of $0.15 per share to be paid on May 30, 2014 to shareholders of record as of the close of business on May 12, 2014.

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

We are a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. We believe that, since our founding in 1995, we have achieved strong brand recognition in the nonprime vehicle finance space. We mainly originate loans indirectly through manufacturer-franchised and selected independent automotive dealers, as well as through relationships with national and regional banks and OEMs. We also directly originate and refinance vehicle loans online. In February 2013, we entered into a ten-year agreement with Chrysler whereby we originate private-label loans and leases under the Chrysler Capital brand. With this agreement, we are now the preferred financing provider for all of Chrysler’s retail consumers, including both prime and nonprime customers. From May 1, 2013, the effective date of the agreement, through March 31, 2014, 30% of our retail installment contract origination volume has been prime, as compared to only 14% in 2012, the last full year prior to our entry into the agreement. In addition, we have several relationships through which we provide unsecured consumer loans, and we have recently expanded into private label credit cards and other consumer finance products. We generate revenues and cash flows through interest and other finance charges on our loans and leases. We also earn servicing fee income on our serviced for others portfolios, which consist of loans that we service but do not own and do not report on our balance sheet.

We have demonstrated significant access to the capital markets by funding our operations through securitization transactions and committed credit lines. We raised a total of over $26 billion of ABS for the years ended 2010 through 2013, and we have been the largest issuer of retail auto ABS in 2011, 2012, 2013, and year-to-date in 2014. We have significant bank funding relationships, with third-party banks and Santander currently providing approximately $15.4 billion and $4.8 billion, respectively, in committed financing. In addition, we have flow agreements in place with Bank of America and SBNA to fund Chrysler Capital business. We have produced consistent, controlled growth and robust profitability in both growth periods and economic downturns. We have been profitable every year for the past ten years, we delivered an average return on assets of 3.7% from 2009 to 2013 and a return on total common equity of more than 27% in each of those years.

Economic and Business Environment

Consistent with indicators throughout 2013, the U.S. economy continued its slow-paced recovery during the first quarter of 2014.  According to the Bureau of Labor Statistics, unemployment remained at 6.7% throughout the quarter. The Federal Reserve continues to taper its bond purchases. After a slow start to the year due to poor weather conditions, vehicle sales were strong in March and are on pace to total 16.4 million for the year. Wholesale used vehicle prices also rose near the end of the quarter and are up over 3% year over year.

Regulatory Matters

The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Truth-in-Savings, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices Service Members Civil Relief, and Unfair and Deceptive Practices Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by each state in which we are licensed, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Trade Commission. In addition, because our largest shareholder is a bank holding company, we are subject to certain bank regulations, including oversight by the Office of the Comptroller of the Currency, the Bank of Spain, and the Federal Reserve, which may have the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth.

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

Certain banks and bank holding companies, including SHUSA, are required to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis, and to receive a notice of non-objection to the plan from the Federal Reserve before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments.  As a consolidated subsidiary of SHUSA, SCUSA is included in SHUSA’s stress tests and capital plans.  On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to, and is requiring resubmission of, SHUSA’s capital plan.  This action could have a negative impact on SCUSA.

Additional legal and regulatory matters affecting the Company’s activities are further discussed in part II, Item 1A—Risk Factors

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

SCUSA does not have any activities, transactions, or dealings with Iran or Syria which require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this quarterly report:

•

A Santander UK plc (Santander UK) entity holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout 2013 and the first quarter 2014. No revenue was generated by Santander UK on these accounts.

•

A U.K. company maintained two commercial accounts at Santander UK that were used to provide payroll processing services for a UK entity that is currently designated by the U.S. under the Iran sanctions regime. The accounts may have been used to provide payroll services to other Iranian clients. Santander UK became aware of this account activity in September 2013 and exited the relationship in January 2014. No revenue was generated by Santander UK on these accounts.

•

An Iranian national, resident in the UK, who is currently designated by the U.S. and the UK under the Iranian Financial Sanctions Regulations and the NPWMD designation  held a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the first quarter 2014, total revenue in connection with the mortgage was £14,750 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts remained frozen throughout 2013 and the first quarter of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for Santander in connection with the investment accounts was £23,017, while net profits in the first quarter of 2014 were negligible relative to the overall profits of Santander.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which is included in the US Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Bank Mellat entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005, Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of March 31, 2014, Santander was owed €3.6 million under this credit facility.

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

In the aggregate, all of the transactions described above resulted in approximately €60,400 gross revenues and approximately €43,000 net loss to Santander in the first quarter 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

•

Operating expenses — We assess our operational efficiency using our cost-to-income ratio. We perform extensive analysis to determine whether observed fluctuations in operating expense levels indicate a trend or are the nonrecurring impact of large projects. Our operating expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist us in assessing profitability by pool and vintage.

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor new business volume along with annual percentage rate (“APR”) and discounts (including subvention and net of dealer participation).

Recent Developments and Other Factors Affecting Our Results of Operations

Reorganization

In July 2013, SCUSA Illinois formed SCUSA Delaware and SCUSA Merger Sub Inc., an Illinois corporation and a wholly owned subsidiary of SCUSA Delaware (“SCUSA Merger Sub”). On January 16, 2014, pursuant to an Agreement and Plan of Merger by and among SCUSA Illinois, SCUSA Delaware and SCUSA Merger Sub, SCUSA Merger Sub merged with and into SCUSA Illinois, with SCUSA Illinois surviving the merger as a wholly owned subsidiary of SCUSA Delaware, the registrant. In the merger, all of the outstanding shares of common stock of SCUSA Illinois were exchanged for shares of SCUSA Delaware common stock on a 2.6665 for 1.00 basis. We refer to these transactions as the “Reorganization.” The Reorganization did not result in any change in the business, management, jobs, fiscal year, assets, liabilities, or location of the principal facilities of SCUSA Illinois.

Initial Public Offering

On January 23, 2014, we completed an initial public offering (IPO) in which certain shareholders sold to the public 85,242,042 shares of Class A common stock at a public offering price of $24.00 per share. We received no net proceeds from the offering.

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

Under the Chrysler Agreement, we were required to meet specific transition milestones related to market penetration rates, approval rates, dedicated staffing, and service-level standards for the initial year following launch. If the transition milestones were not met in the first year, the agreement could terminate and we could lose the ability to operate as Chrysler Capital. We recently agreed with Chrysler that these milestones have been met to Chrysler’s satisfaction as of the end of the first year, April 30, 2014, and that the Agreement will continue in effect. We must continue to meet penetration and approval rate targets and maintain service-level standards or the agreement can be terminated. Our penetration rate targets, which are measured as of the end of each year of the Chrysler Agreement (April 30), for years one through five of the Chrysler Agreement are 31%, 44%, 54%, 64% and 65%, respectively. Our penetration rate for the three months ended March 31, 2014 was 38%. During the period from the May 1, 2013 launch of the Chrysler Capital business through April 30, 2014, we originated over $12 billion of Chrysler Capital retail installment contracts and facilitated the origination of over $4 billion of Chrysler Capital vehicle leases. The Chrysler Agreement could also be terminated in the event of a change in control of SCUSA, which, as defined in the agreement, would occur if both a single shareholder acquired more than 20% of our outstanding shares of common stock and SHUSA owned fewer shares than that shareholder.

In addition to the various flow agreements established in 2013, in February 2014 we entered into a lease flow agreement with SBNA, whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications. We continue to service the leases originated under this agreement. As of March 31, 2014, $245 million had been originated under this agreement.

In 2014, we have made two bulk loan sales of prime Chrysler Capital loans to Citizens Bank of Pennsylvania (CBP) (a subsidiary of RBS Citizens Financial Group) totaling $526 million. We continue to service these sold loans.

Other OEM Relationships

In April 2014, SCUSA executed an application transfer agreement with an OEM, whereby SCUSA will provide nonprime retail auto financing through a turn-down program for new and used vehicles for the OEM’s customers and dealers in the U.S.

Unsecured Lending

In April 2014, SCUSA expanded its unsecured personal lending business by executing an additional agreement with LendingClub Corporation, whereby SCUSA has the first opportunity to review for its own portfolio applications that do not meet either the public credit policy or custom credit policy facilitated by Lending Club's platform.

In April 2014, SCUSA also signed an agreement with a technology company, GreenSky Trade Credit, LLC, whereby GreenSky will facilitate SCUSA’s origination of turn-down loans in the retail home improvement space.

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

The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Prior to the amendments that took effect upon the IPO, all options had a restriction such that until the later of an IPO or December 31, 2016, if an option holder terminated employment, we had the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee was terminated for cause or voluntarily left the Company without good reason, the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee was terminated without cause or voluntarily left the Company with good reason, the repurchase price would be the fair market value at the date of repurchase. Management believes the Company’s repurchase right caused the IPO event to constitute an implicit vesting condition. The Company recognized approximately $118 million of this expense on a pre-tax basis upon occurrence of the IPO, with an additional $25 million to be recognized over the remaining vesting period.

Upon and since the IPO, we granted additional options to certain executives, other employees, and our two independent directors under terms of the Management Equity Plan. The fair value of additional options granted through March 31, 2014 is approximately $15 million and is being amortized into income over the vesting period as time and, if applicable, performance vesting conditions are met.

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

The fair value of any instruments issued under the Omnibus Incentive Plan is amortized into income over the vesting period as time and performance vesting conditions are met. As of March 31, 2014, the Company had granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock of approximately $12 million, based on the estimated fair market value of our common stock on the grant date, will be recognized over a five-year vesting period, with $0.6 million recorded for the three months ended March 31, 2014.

Our Reportable Segment

The Company has one reportable segment: Consumer Finance. This segment includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and watercraft. It also includes our unsecured personal loan and point-of-sale financing operations.

Originations and Acquisitions

Our volume of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and average discount during the three months ended March 31, 2014 and 2013 have been as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(Dollar amounts in thousands)
Retail installment contracts	$5,612,636	$2,684,891
Average APR	13.7%	17.4%
Average discount	2.5%	5.9%

Unsecured consumer loans	$107,902	$203
Average APR	20.8%	19.6%
Average discount	—	—

Receivables from dealers	$14,823	$83,080
Average APR	3.4%	3.7%
Average discount	—	—

Leases	$1,211,999	$60

We record interest income from individually acquired retail installment contracts, unsecured consumer loans and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving unsecured loans and receivables from dealers, for which we continue to accrue interest until charge off. Receivables from dealers and term unsecured consumer loans generally are not acquired at a discount. We amortize discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. We amortize the discount, if applicable, on revolving unsecured consumer loans straight-line over the estimated period over which the receivables are expected to be outstanding.

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

We classify substantially all of our vehicle leases as operating leases. The net capitalized cost of each lease is recorded as an asset, which is depreciated straight-line over the contractual term of the lease to the expected residual value. Lease payments due from customers are recorded as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease are amortized straight-line over the contractual term of the lease.

Historically, our primary means of acquiring retail installment contracts was through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any material pools during the three months ended March 31, 2014 and 2013. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record a loan loss provision to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Year Ended December 31,
	March 31,	March 31,
	2014	2013	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$988,053	$675,618	$3,227,845	$2,223,833	$1,695,538	$1,308,728	$1,281,515
Interest on purchased receivables portfolios	68,938	135,281	410,213	704,770	870,257	734,634	218,240
Interest on receivables from dealers	1,330	1,008	6,663	7,177	14,394	24,137	5,255
Interest on unsecured consumer loans	82,008	—	128,351	—	—	—	—
Interest on finance receivables and loans	1,140,329	811,907	3,773,072	2,935,780	2,580,189	2,067,499	1,505,010
Net leased vehicle income	27,054	—	33,398	—	—	—	—
Other finance and interest income	250	2,685	6,010	12,722	14,324	9,079	5,230
Interest expense	124,446	82,997	408,787	374,027	418,526	316,486	235,031
Net finance and other interest income	1,043,187	731,595	3,403,693	2,574,475	2,175,987	1,760,092	1,275,209
Provision for loan losses on individually acquired retail installment contracts	656,706	251,641	1,651,416	1,119,074	741,559	750,625	720,938
Increase (decrease) in allowance related to purchased receivables portfolios	(20,186)	(34,448)	7,716	3,378	77,662	137,600	—
Provision for loan losses on receivables from dealers	(55)	—	1,090	—	—	—	—
Provision for loan losses on unsecured consumer loans	62,129	—	192,745	—	—	—	—
Provision for loan losses	698,594	217,193	1,852,967	1,122,452	819,221	888,225	720,938
Profit sharing	32,161	—	78,246	—	—	—	—
Other income	135,523	76,129	311,566	295,689	452,529	249,028	48,096
Operating expenses	318,448	148,874	698,958	559,163	557,083	404,840	249,012
Income before tax expense	129,507	441,657	1,085,088	1,188,549	1,252,212	716,055	353,355
Income tax expense	48,041	152,798	389,418	453,615	464,034	277,944	143,834
Net income	81,466	288,859	695,670	734,934	788,178	438,111	209,521
Noncontrolling interests	—	1,543	1,821	(19,931)	(19,981)	—	—
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$81,466	$290,402	$697,491	$715,003	$768,197	$438,111	$209,521

Share Data
Weighted-average common shares outstanding
Basic	348,101,891	346,164,763	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739
Diluted	356,325,036	346,164,763	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739
Earnings per share attributable to Santander Consumer USA Holdings
Inc shareholders
Basic	$0.23	$0.84	$2.01	$2.07	$3.12	$1.78	$0.85
Diluted	$0.23	$0.84	$2.01	$2.07	$3.12	$1.78	$0.85
Dividends declared per share of common stock
Basic	$—	$—	$0.84	$2.12	$1.89	$1.63	$—
Diluted	$—	$—	$0.84	$2.12	$1.89	$1.63	$—

Balance Sheet Data
Finance receivables and loans	22,367,384	16,734,084	21,351,046	16,265,820	16,715,703	15,032,046	7,466,267
Goodwill and intangible assets	128,447	127,508	128,720	126,700	125,427	126,767	142,198
Total assets	28,796,233	19,594,411	26,401,896	18,741,644	19,404,371	16,773,021	8,556,177
Total borrowings	25,357,313	16,529,180	23,295,660	16,227,995	16,790,518	15,065,635	7,525,930
Total liabilities	25,888,215	17,015,845	23,715,064	16,502,178	17,167,686	16,005,404	7,838,862
Total equity	2,908,018	2,578,566	2,686,832	2,239,466	2,236,685	767,617	717,315
Allowance for loan losses	2,854,947	1,844,804	2,539,430	1,774,002	1,208,475	840,599	384,396

		Three Months Ended		Year Ended December 31,
		March 31,	March 31,
		2014	2013	2013	2012	2011	2010	2009
		(Dollars in thousands, except per share data)
Other Information
	Charge-offs, net of recoveries on individually acquired retail installment contracts	$344,788	$146,391	$1,074,144	$556,925	$451,345	$432,022	$683,844
	Charge-offs, net of recoveries on purchased receivables portfolios	23,523	36,494	178,932	451,529	573,788	277,345	—
	Charge-offs, net of recoveries on unsecured consumer loans	38,289	—	13,395	—	—	—	—
	Charge-offs, net of recoveries	406,600	182,885	1,266,471	1,008,454	1,025,133	709,367	683,844
	End of period Delinquent principal over 60 days	802,133	643,023	1,102,373	865,917	767,838	579,627	502,254
	End of period Gross finance receivables and loans	25,889,724	19,223,798	24,542,911	18,655,497	18,754,938	16,843,774	8,309,153
	End of period Gross finance receivables, loans, and leases	29,252,131	19,223,858	26,822,857	18,655,497	18,754,938	16,843,774	8,309,153
	Average Gross finance receivables and loans	25,394,124	18,884,019	21,740,137	18,501,710	16,282,215	12,111,969	7,266,079
	Average Gross finance receivables, loans, and leases	28,213,931	18,884,034	22,501,553	18,501,710	16,282,215	12,111,969	7,266,079
	Average Total assets	27,812,499	19,094,885	22,558,567	18,411,012	16,067,623	11,984,997	6,930,260
	Average Debt	24,570,719	16,296,712	19,675,851	15,677,522	14,557,370	10,672,331	6,083,953
	Average Total equity	2,809,838	2,417,704	2,498,831	2,312,781	916,219	850,219	594,097

Ratios
	Yield on earning assets	16.6%	17.2%	16.9%	15.9%	15.8%	17.1%	20.7%
	Cost of debt	2.0%	2.0%	2.1%	2.4%	2.9%	3.0%	3.9%
	Net interest margin	14.8%	15.5%	15.1%	13.9%	13.4%	14.5%	17.6%
	Efficiency ratio	27.0%	18.4%	18.8%	19.5%	21.2%	20.2%	18.8%
	Return on average assets	1.2%	6.1%	3.1%	4.0%	4.9%	3.7%	3.0%
	Return on average equity	11.6%	47.8%	27.8%	31.8%	86.0%	51.5%	35.3%
	Net charge-off ratio on individually acquired retail installment contracts	6.2%	4.0%	5.9%	4.6%	5.1%	6.5%	12.0%
	Net charge-off ratio on purchased receivables portfolios	5.3%	3.6%	5.9%	7.2%	7.9%	5.6%	0.0%
	Net charge-off ratio on unsecured consumer loans	12.9%	0.0%	3.1%	0.0%	0.0%	0.0%	0.0%
	Net charge-off ratio	6.4%	3.9%	5.8%	5.5%	6.3%	5.9%	9.4%
	Delinquency ratio, end of period	3.1%	3.3%	4.5%	4.6%	4.1%	3.4%	6.0%
	Tangible common equity to tangible assets	9.7%	12.6%	9.7%	11.3%	11.0%	3.8%	6.8%
	Common stock dividend payout ratio	0.0%	0.0%	41.6%	102.8%	60.6%	91.3%	0.0%
	Allowance to loans	11.0%	9.6%	10.3%	9.5%	6.4%	5.0%	4.6%

“Yield on earning assets” is defined as the ratio of the sum of Interest on finance receivables and loans and Leased vehicle income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases

“Cost of debt” is defined as the ratio of Interest expense to Average debt

“Net interest margin” is defined as the ratio of Net interest income to Average gross finance receivables, loans and leases

“Efficiency ratio” is defined as the ratio of Operating expenses to the sum of Net finance and other interest income and Other income

“Return on average assets” is defined as the ratio of Net income to Average total assets

“Return on average equity” is defined as the ratio of Net income to Average total equity

“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio.

“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross finance receivables and loans

“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets

“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to Santander Consumer USA Holdings Inc. shareholders

“Allowance to loans” is defined as the ratio of Allowance for loan losses to End of period Gross finance receivables and loans

Results of Operations

This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Report.

The following table presents our results of operations for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,140,329	$811,907
Operating leases	147,123	—
Other finance and interest income	250	2,685
Total finance and other interest income	1,287,702	814,592
Interest expense	124,446	82,997
Leased vehicle expense	120,069	—
Net finance and other interest income	1,043,187	731,595
Provision for loan losses	698,594	217,193
Net finance and other interest income after provision for loan losses	344,593	514,402
Profit sharing	32,161	—
Net finance and other interest income after provision for loan losses and profit sharing	312,432	514,402
Total other income	135,523	76,129
Total operating expenses	318,448	148,874
Income before income taxes	129,507	441,657
Income tax expense	48,041	152,798
Net income	81,466	288,859
Noncontrolling interests	—	1,543
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$81,466	$290,402
Net income	$81,466	$288,859
Change in unrealized gains (losses) on cash flow hedges, net of tax	2,088	2,834
Change in unrealized gains on investments available for sale, net of tax	—	(1,456)
Other comprehensive income, net	2,088	1,378
Comprehensive income	83,554	290,237
Noncontrolling interests	—	991
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$83,554	$291,228

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Interest on individually acquired retail installment contracts	$988,053	$675,618	$312,435	46%
Interest on purchased receivable portfolios	68,938	135,281	(66,343)	-49%
Interest on receivables from dealers	1,330	1,008	322	32%
Interest on unsecured consumer loans	82,008	—	82,008	—
Total interest on finance receivables and loans	$1,140,329	$811,907	$328,422	40%

Income from individually acquired retail installment contracts increased $312 million, or 46%, from the first quarter of 2013 to the first quarter of 2014, or slightly less than the growth in the average outstanding balance of our portfolio of these contracts by 51%, due to the larger proportion of lower-yielding prime assets in our portfolio in 2014.

Income from purchased receivables portfolios decreased $66 million, or 49%, from the first quarter of 2013 to the first quarter of 2014, due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $4.0 billion in the first quarter of 2013 to $1.8 billion in the first quarter of 2014. The impact of the decrease in portfolio size was partially offset by increased accretion income due to improved performance on certain acquired pools.

Income from receivables from dealers increased from prior year due to the origination of Chrysler Capital dealer loans for the first time beginning in second quarter 2013.

Income from unsecured consumer loans includes interest earned on our unsecured revolving and term consumer loans, substantially all of which were originated or acquired subsequent to first quarter 2013. It also includes accretion of discount on our unsecured revolving consumer loans.

Leased Vehicle Income and Expense

	Three Months Ended
	March 31,	March 31,
	2014	2013	Increase (Decrease)
	(Dollar amounts in thousands)
Leased vehicle income	$147,123	$—	$147,123
Leased vehicle expense	120,069	—	120,069
	$27,054	$—	$27,054

The Company began originating vehicle leases in first quarter 2013 due to the Chrysler Capital agreement effective May 1, 2013. Leased vehicle revenue includes customer payments and the accretion of manufacturer incentive payments and discounts, net of amortization of initial direct costs incurred in connection with origination of the leases and amortization of dealer participation. Leased vehicle expense includes depreciation of the leased vehicle and gains and losses on sale of vehicle upon lease termination.

Interest Expense

	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$115,603	$77,298	$38,305	50%
Interest expense on derivatives	8,843	5,699	3,144	55%
Total interest expense	$124,446	$82,997	$41,449	50%

Average debt outstanding	$24,570,719	$16,296,712	$8,274,007	51%

Interest expense on notes payable increased $38 million, or 50%, from the first quarter of 2013 to the first quarter of 2014, less than the growth in average debt outstanding of 51%, due to the more favorable interest rates on our most recent secured structured financings.

Interest expense on derivatives increased $3 million, or 55%, from the first quarter of 2013 to the first quarter of 2014, due to $1.6 million less favorable positive impact of mark-to-market adjustments on trading derivatives in 2014 as compared to 2013, as interest rates moved less favorably on our positions. We also incurred approximately $1.6 million more interest expense on our derivatives due to an increasing notional balance outstanding.

Provision for Loan Losses

	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Provision for loan losses on individually acquired retail installment contracts	$656,706	$251,641	$405,065	161%
Incremental increase (decrease) in allowance related to purchased receivable portfolios	(20,186)	(34,448)	14,262	-41%
Provision for loan losses on receivables from dealers	(55)	—	(55)
Provision for loan losses on unsecured consumer loans	62,129	—	62,129
Provision for loan losses	$698,594	$217,193	$481,401	222%

Provision for loan losses on our individually acquired retail installment contracts increased $405 million, or 161%, from the first quarter of 2013 to the first quarter of 2014, driven by portfolio growth and a build in coverage from 10.0% to 10.7%. Our net charge off rate increased from the first quarter of 2013 to the first quarter of 2014 due to increased competition having made it more difficult for lenders, including us, to price for incremental risk.

The allowance for purchased receivables decreased $20 million in the first quarter of 2014 as compared to $34 million in the first quarter of 2013, as we continue to see performance improve relative to expectations as certain portfolios age.

We began recording provision on receivables from dealers and unsecured consumer loans in the second quarter of 2013 due to our entry into the Chrysler dealer loan business and the unsecured lending business. We released some provision on receivables from dealers during the first quarter of 2014 due to a decrease in estimated weighted average probability of default.

Profit Sharing

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(Dollar amounts in thousands)
Profit sharing	$32,161	$—

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

Other Income

	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Gain on sale of receivables	$35,814	$—	$35,814
Servicing fee income	10,405	7,271	3,134	43%
Fees, commissions and other	89,304	68,858	20,446	30%
Total other income	$135,523	$76,129	$59,394	78%

Average serviced for others portfolio	$5,070,582	$2,368,369	$2,702,213	114%

Total serviced portfolio	$6,231,150	$2,262,407	$3,968,743	175%

	March 31,
	2014	2013
	(Dollar amounts in thousands)
SBNA dealer loans	$676,856	$—
SBNA retail installment contracts	1,096,905	1,517,858
SBNA leases	241,878	—
Total serviced for related parties	2,015,639	1,517,858
Chrysler Capital securitizations	1,681,856	—
Other third parties	2,533,655	744,549
Total serviced for third parties	4,215,511	744,549
Total serviced for others	$6,231,150	$2,262,407

Gain on sale of receivables is primarily comprised of the gain recognized on a Chrysler Capital off-balance sheet securitization, whereby the Company sold approximately $774 million in loans and recognized a $32.5 million gain. The Company recognized an additional $2.6 million gain on a bulk sale of approximately $201 million in Chrysler Capital loans to CBP, and gains totaling approximately $0.9 million on monthly sales totaling approximately $710 million in Chrysler Capital loans to Bank of America under terms of a flow agreement.

We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased 43% in the first quarter of 2014 as compared to the first quarter of 2013, less than the growth in our average serviced for others portfolio, which more than doubled, due to the growth of lower-yielding recently originated prime assets as a percentage of the serviced portfolio.

Fees, commissions, and other increased $20 million, or 30%, from the first quarter of 2013 to the first quarter of 2014, as the impact of growth in portfolio more than offset the $26 million decline in deficiency income (proceeds on loans that were charged off prior to our acquiring them) to an insignificant amount.

Operating Expenses

	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Salary and benefits expense	$201,915	$62,547	$139,368	223%
Repossession expense	48,431	36,158	12,273	34%
Other operating costs	68,102	50,169	17,933	36%
Total operating expenses	$318,448	$148,874	$169,574	114%

Total operating expenses more than doubled from the first quarter of 2013 to the first quarter of 2014, primarily due to the recording of $121 million in stock compensation expense related to option plans.  The remaining increase is driven by growth in our portfolio.

Income Tax Expense

	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$48,041	$152,798	$(104,757)	-69%
Income before income taxes	129,507	441,657	(312,150)	-71%

Effective tax rate	37.1%	34.6%

Our effective tax rate increased from 34.6% in the first quarter of 2013 to 37.1% in the first quarter of 2014, primarily due to the release in the first quarter of 2013 of a portion ($6 million) of a valuation allowance established in 2012 for capital loss carryforwards for which we did not have a plan to recognize offsetting capital gains, enabling recognition of the losses before their expiration in 2017. The deficiency balance sale in the first quarter of 2013 resulted in the expected realization for tax purposes of capital gains that partially offset the capital losses carried forward from the prior year.

Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Increase (decrease) in unrealized gains (losses) on cash flow hedges, net of tax	$2,088	$2,834	$(746)	-26%
Increase (decrease) in unrealized gains on investments available for sale, net of tax	—	(1,456)	1,456	-100%
Other comprehensive income (loss), net	$2,088	$1,378	$710	52%

The unrealized gains on our investments decreased in the first quarter of 2013 as the bonds continued to amortize. The bonds were paid off in August 2013.

Credit Quality

Loans and Other Finance Receivables

Nonprime loans comprise 85% of our portfolio as of March 31, 2014. We record an allowance for loan losses to cover expected losses on our individually acquired retail installment contracts and other loans and receivables. For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording a provision for loan losses only if performance is worse than expected at purchase.

	March 31, 2014
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivable Portfolios	Total	Receivables from Dealers	Unsecured Consumer Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$22,826,639	$1,566,897	$24,393,536	$109,105	$1,217,755
Loan loss allowance	(2,444,552)	(206,170)	(2,650,722)	(1,035)	(203,190)
Discount	(649,416)	(41,311)	(690,727)	—	(14,866)
Capitalized origination costs	35,086	—	35,086	130	846
Net carrying balance	$19,767,757	$1,319,416	$21,087,173	$108,200	$1,000,545
Allowance and discount as a percentage of unpaid principal balance	14%	16%	14%	1%	18%

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivable Portfolios	Total	Receivables from Dealers	Unsecured Consumer Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778
Loan loss allowance	(2,132,634)	(226,356)	(2,358,990)	(1,090)	(179,350)
Discount	(573,462)	(81,216)	(654,678)	—	(32,831)
Capitalized origination costs	33,936	—	33,936	—	592
Net carrying balance	$18,566,121	$1,653,488	$20,219,609	$94,745	$954,189
Allowance and discount as a percentage of unpaid principal balance	13%	16%	13%	1%	18%

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

The following is a summary of retail installment contracts held for investment that are (i) 31-60 days delinquent and (ii) more than 60 days delinquent but not yet in repossession:

	March 31, 2014				December 31, 2013
	Retail Installment Contracts Held for Investment		Unsecured Consumer Loans		Retail Installment Contracts Held for Investment		Unsecured Consumer Loans
	Dollars (in thousands)	Percent (1)	Dollars (in thousands)	Percent (1)	Dollars (in thousands)	Percent (1)	Dollars (in thousands)	Percent (1)
Principal 31-60 days past due	$1,500,738	6.2%	$39,639	3.3%	$2,050,688	8.8%	$28,102	2.4%
Delinquent principal over 60 days	712,030	2.9%	90,103	7.4%	1,037,013	4.5%	65,360	5.6%
Total delinquent contracts	$2,212,768	9.1%	$129,742	10.7%	$3,087,701	13.3%	$93,462	8.0%
(1)	Percent of unpaid principal balance

All of our receivables from dealers and all of our retail installment contracts held for sale were current as of March 31, 2014 and December 31, 2013.
Credit Loss Experience

The following is a summary of our net losses and repossession activity on our finance receivables for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans
	(Dollar amounts in thousands)
Principal outstanding at period end	$24,393,536	$1,217,755	$19,078,620	$—
Average principal outstanding during the period	$23,526,596	$1,189,570	$18,763,805	n/a
Number of receivables outstanding at period end	1,643,188	1,638,066	1,534,880	n/a
Average number of receivables outstanding during the period (1)	1,629,618	1,646,182	1,538,371	n/a
Number of repossessions (1)	56,503	n/a	43,019	n/a
Number of repossessions as a percent of average number of receivables outstanding (3)	13.87%	n/a	11.19%	n/a
Net losses	$368,311	$38,289	$182,885	$—
Net losses as a percent of average principal amount outstanding (2)	6.26%	12.87%	3.90%	n/a
(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
(2)	The percentages for the three months ended March 31, 2014 and 2013 are annualized and are not necessarily indicative of a full year’s actual results.

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

The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	March 31, 2014		December 31, 2013
	(Dollar amounts in thousands)
Never deferred	$18,246,628	74.8%	$17,532,461	75.6%
Deferred once	3,412,264	14.0%	2,935,099	12.7%
Deferred twice	1,344,032	5.5%	1,356,957	5.8%
Deferred 3 - 4 times	1,324,496	5.4%	1,311,791	5.7%
Deferred greater than 4 times	66,116	0.3%	63,033	0.3%
Total	$24,393,536		$23,199,341

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

If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, or an extension of the maturity date. The servicer also may grant concessions on our unsecured consumer loans in the form of principal or interest rate reductions or payment plans. The following is a summary of the principal balance as of March 31, 2014 and December 31, 2013 of loans that have received these modifications and concessions:

	March 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,057,715	$—	$1,040,917	$—
Bankruptcy-related accounts	131,087	2,569	130,369	1,792
Extension of maturity date	115,667	—	116,039	—
Interest rate reduction	103,493	7,031	92,329	6,599
Other	46,943	—	48,058	—
Total modified loans	$1,454,905	$9,600	$1,427,712	$8,391

A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	March 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Total TDR principal	$2,812,852	$9,600	$2,604,351	$8,391
Accrued interest	68,967	—	70,965	—
Discount	(80,025)	(147)	(70,321)	(274)
Origination costs	4,324	8	4,161	5
Outstanding recorded investment	2,806,118	9,461	2,609,156	8,122
Allowance for loan losses	(498,811)	(3,870)	(475,128)	(2,345)
Outstanding recorded investment, net of allowance	$2,307,307	$5,591	$2,134,028	$5,777

A summary of the principal balance on our performing and nonperforming TDRs as of the dates indicated is as follows:

	March 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Current	$2,028,793	4,008	$1,690,893	$6,120
31-60 days past due	500,876	1,171	556,489	875
Greater than 60 days past due (non-performing)	283,183	4,421	356,969	1,396
Total TDRs	$2,812,852	$9,600	$2,604,351	$8,391

As of March 31, 2014 and December 31, 2013, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

Liquidity and Capital Resources

We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations primarily through securitization in the ABS market and committed credit lines from third-party banks and Santander. In addition, we utilize large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $2.9 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.

In the first quarter of 2014, our origination volume increased to a company-record production of $6.9 billion. We are executing more frequent securitization transactions, as well as continuing to add additional credit facilities and flow agreements, to fund the increased origination volume from our Chrysler Capital and unsecured lending business.

As of March 31, 2014, our revolving credit facilities consisted of the following ($000s):

	March 31, 2014

	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2014	$212,438	$500,000	1.14%	$295,988	$—
Warehouse line	Various (a)	552,682	1,227,744	1.39%	808,611	10,851
Warehouse line (b)	January 2016	724,888	4,550,000	1.91%	1,218,964	25,771
Warehouse line	December 2015	1,399,123	2,000,000	0.94%	1,722,751	36,295
Warehouse line	July 2015	317,886	500,000	0.93%	383,811	18,035
Warehouse line (c)	September 2015	119,480	200,000	2.31%	207,906	8,015
Repurchase facility (d)	Various	748,461	748,461	1.55%	843,484	—
Warehouse line	December 2015	708,174	750,000	0.82%	1,025,381	21,836
Warehouse line (e)	November 2016	175,000	175,000	1.70%	—	—
Warehouse line (f)	March 2015	250,594	250,594	0.99%	297,750	—
Total facilities with third parties		5,208,726	10,901,799		6,804,646	120,803

Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.44%	4,423	—
Line of credit	December 2018	65,000	500,000	2.95%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.11%	—	—
Line of credit	December 2018	1,750,000	1,750,000	2.89%	73,995	—
Line of credit	March 2017	300,000	300,000	1.70%	—	—
Total facilities with Santander and related subsidiaries		4,365,000	4,800,000		78,418	—
Total revolving credit facilities		$9,573,726	$15,701,799		$6,883,064	$120,803
(a)

As of March 31, 2014, one-fourth of the outstanding balance on this facility was scheduled to mature in each of the following months: April 2014, November 2014, March 2015, and November 2015. On April 17, 2014, the maturity of this facility was extended such that one-half of the outstanding balance now matures in each of the following months: March 2015 and March 2016.

(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance.
(c)	This line is held exclusively for unsecured consumer term loans.
(d)	The repurchase facility is collateralized by bonds and residuals we retained from our own securitizations. This facility has rolling 30-day and 90-day maturities.
(e)	This line is collateralized by residuals we retained from our own securitizations.
(f)	This line is collateralized by bonds we retained from our own securitizations.
(g)	These lines are also collateralized by bonds and residuals we retained from our own securitizations. As of March 31, 2014, $2.2 billion of the outstanding balances on credit facilities were unsecured.

Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. As of March 31, 2014, our secured structured financings consisted of the following ($000s):

	March 31, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations (a)	October 2016 - November 2017	$509,699	$4,671,749	1.04%-1.44%	$941,754	$206,218
2011 Securitizations (a)	October 2015-September 2017	843,443	5,605,609	1.21%-2.80%	1,208,325	179,484
2012 Securitizations	November 2017-December 2018	3,554,805	8,023,840	0.92%-1.68%	4,419,949	395,580
2013 Securitizations	January 2019-January 2021	4,945,429	6,689,700	0.89%-1.59%	5,873,396	377,271
2014 Securitization (b)	April 2020	1,393,823	1,500,000	1.72%	1,624,017	90,167
Public securitizations		11,247,199	26,490,898		14,067,441	1,248,720

2010 Private issuance	June 2011	201,747	516,000	1.29%	359,416	9,611
2011 Private issuance (c)	December 2018	554,257	4,856,525	1.46%-1.80%	796,959	39,216
2012 Private issuance	May 2016	22,256	70,308	1.07%	26,678	2,763
2013 Private issuances (d)	September 2018-September 2020	2,552,886	2,693,754	1.13%-1.38%	3,275,012	94,111
2014 Private issuances (e)	March 2018-June 2021	1,205,242	1,232,251	1.15%-1.40%	1,544,265	35,432
Privately issued amortizing notes		4,536,388	9,368,838		6,002,330	181,133
Total secured structured financings		$15,783,587	$35,859,736		$20,069,771	$1,429,853
(a)	On April 16, 2014, we provided notice of our intent to execute a clean-up call on one 2010 securitization and one 2011 securitization effective on the May 15, 2014 distribution date.
(b)

On April 14, 2014, we issued $409 million in amortizing notes backed by the residuals in certain of our public securitizations. On April 23, 2014, we issued $1.35 billion in notes in a public securitization.

(c)	On May 8, 2014, we advanced an additional $755 million on our 2011 private issuance.
(d)	On May 8, 2014, we advanced an additional $98 million on our 2013 private issuance backed by vehicle leases.
(e)	On May 8, 2014, we issued $916 million in amortizing notes backed by retail installment contracts and leases.

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America for Chrysler Capital retail installment contracts and with SBNA for Chrysler Capital consumer vehicle leases and dealer loans.

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

In order to comply with the Chrysler Agreement’s requirement that SCUSA maintain at least $4.5 billion of financing reserved for the exclusive use of providing short-term liquidity needs to support Chrysler retail financing, we have a credit facility with seven banks providing an aggregate commitment of $4.55 billion. The facility can be used for both loan and lease financing (with lease financing comprising no more than 50% of the outstanding balance upon advance). The facility requires reduced advance rates in the event of delinquency, net loss, or residual loss ratios exceeding specified thresholds.

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

Total Return Swap

Beginning in the first quarter of 2014, we also obtain financing through a total return swap whereby we pledge retained subordinate bonds on our own securitizations as collateral for a financing facility that also includes a requirement that we settle with the counterparty at maturity an amount based on the change in the fair value of the underlying bonds during the term of the facility.

Santander Credit Facilities

Santander historically has provided, and continues to provide our business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides us with $4.5 billion of long-term committed revolving credit facilities. Through SHUSA, under an agreement entered into on March 6, 2014, Santander provides us with an additional $0.3 billion of committed revolving credit, collateralized by residuals retained on our own securitizations. The fundings through the New York branch and through SHUSA are collectively known as the “Santander Credit Facilities.”

The facilities offered through the New York branch are structured as three and five year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to allow us to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

There was an average outstanding balance of approximately $4.1 billion and $1.2 billion under the Santander Credit Facilities during the quarters ended March 31, 2014 and 2013, respectively. The maximum outstanding balance during each period was $4.4 billion and $1.5 billion, respectively.

Santander also has provided a $500 million letter of credit facility with a maturity date of December 31, 2014 that we can use as credit enhancement to support increased borrowings on certain third-party credit facilities. We have not used this facility since December 2012. Santander affiliates also serve as the counterparty for many of our derivative financial instruments.

Secured Structured Financings

We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS in 2011, 2012, 2013, and year-to-date in 2014. SCUSA has issued a total of over $26 billion in retail auto ABS for the years ended 2010 through 2013.

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

We have completed three securitizations year-to-date in 2014, in addition to executing six subordinate bond transactions to fund residual interests from existing securitizations. We currently have 35 securitizations outstanding in the market with a cumulative ABS balance of over $13 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire new loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateralization pool balance reaches 10% of its original balance. We recently gave notice that we will be exercising this option on two of our securitizations effective on the May 15, 2014 distribution date.

We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases. As of March 31, 2014, the Company had private issuances of notes backed by vehicle leases totaling approximately $1.4 billion.

Flow Agreements

In order to manage our balance sheet and provide funding for our recent significant increase in volume of originations, we are actively seeking to enter into flow agreements under which we will sell, or otherwise source to third parties, loans and leases on a periodic basis. These loans and leases will not be on our balance sheet but may provide a gain on sale and will provide a stable stream of servicing fee income.

On June 13, 2013, we entered into a flow agreement with Bank of America whereby we are committed to sell a contractually determined amount of eligible loans to Bank of America on a monthly basis. The amount sold monthly may vary depending on the amount and credit quality of eligible current month originations and prior month sales. On September 26, 2013, we amended this flow agreement to replace the maximum annual sale amounts with a monthly limit of $300 million and to extend the term of the agreement from December 31, 2015 to May 31, 2018, such that the total maximum committed sales, $17 billion, remains the same. For loans sold, we retain the servicing rights at contractually agreed upon rates. We also will receive or pay a servicer performance payment if net credit losses on the sold loans are lower or higher, respectively, than expected net credit losses at the time of sale. These servicer performance payments are limited to a percentage of principal balance sold or expected losses at time of sale and are not expected to be significant to our total servicing compensation from the flow agreement. As of March 31, 2014, the Company had sold approximately $2.1 billion of loans under this agreement, including $710 million sold during the three months ended March 31, 2014.

On June 28, 2013, we entered into a flow agreement with SBNA whereby we provide the bank with the first right to review and assess dealer lending opportunities and, if the bank elects, to provide the proposed financing. We provide servicing on all loans originated under this arrangement. We also will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. As of March 31, 2014, approximately $347 million of loans had been originated under this agreement, including $145 million originated during the three months ended March 31, 2014. Servicer performance payments earned for the three months ended March 31, 2014 totaled approximately $464,000.

On February 4, 2014, we entered into a flow agreement with SBNA whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications. We may review any applications declined by SBNA for our own portfolio. We provide servicing and receive an origination fee on all leases originated under this agreement. As of April 30, 2014, approximately $432 million of leases had been originated under this agreement, of which approximately $49 million are subject to make-whole provisions.

Off-Balance Sheet Financing

During the fourth quarter of 2013 and the first quarter of 2014, we executed a total of three Chrysler Capital-branded securitizations, all of which were executed under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations were issued to third parties, we recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from our consolidated balance sheets. We intend to execute similar transactions throughout 2014.

As of March 31, 2014, substantially all of the dealer floorplan loans originated under Chrysler Capital were held by our affiliate, SBNA, under the terms of either of two agreements, a flow agreement entered into in June 2013 and a sale agreement entered into in August 2013. In November 2013, we entered into an additional sale agreement to sell substantially all of the non-floorplan dealer loans to SBNA.

Cash Flow Comparison

We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of retail installment contracts. Our financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	Three Months Ended March 31,
	2014	2013
	(Dollar amounts in thousands)
Net cash provided by operating activities	$851,342	$625,710
Net cash used in investing activities	$(2,790,813)	$(1,038,341)
Net cash provided by financing activities	$2,041,775	$345,767

Cash Provided by Operating Activities

For the three months ended March 31, 2014, net cash provided by operating activities of $851 million consisted of net income of $81 million, adjustments for non-cash items of $693 million, net proceeds from sales and repayments of loans of $1.2 billion, and changes in working capital of $156 million, partially offset by net originations of loans held for sale of $1.3 billion. Adjustments for non-cash items consisted primarily of $699 million in provision for credit losses, $121 million in stock compensation expense, partly offset by $36 million in gain on sale, $27 million  in deferred tax benefit, and $59 million in accretion of discount, net of depreciation and amortization of capitalized origination costs. Changes in working capital primarily consisted of a $124 million increase in outstanding checks classified as a liability.

For the three months ended March 31, 2013, net cash provided by operating activities of $626 million consisted of net income of $289 million, adjustments for non-cash items of $108 million, and changes in working capital of $229 million. Adjustments for non-cash items consisted primarily of $217 million in provision of credit losses, partially offset by $97 million in accretion of discount and capitalized origination costs. Cash provided by changes in working capital and other activities was primarily impacted by federal, state, and other income taxes of $154 million and accounts payable and accrued expenses and other liabilities of $69 million.

Cash Used in Investing Activities

For the three months ended March 31, 2014, net cash used in investing activities of $2.8 billion primarily consisted of $5.6 billion in loan and lease originations and net balance increases on revolving lines, partially offset by $2.3 billion in collections, $554 million in proceeds from loan sales, and $217 million in manufacturer incentives received. Net cash used in investing activities also includes a $267 million increase in restricted cash.

For the three months ended March 31, 2013, net cash used in investing activities of $1.0 billion primarily consisted of retail installment contract originations, net of collections on retail installment contracts, of $522 million and changes in restricted cash of $447 million.

Cash Provided by Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities of $2.0 billion was driven by net advances of $1.5 billion on credit facilities, in addition to net proceeds on new secured structured financings exceeding payments on secured structured financings by $584 million.

For the three months ended March 31, 2013, net cash provided by financing activities of $346 million was driven by net proceeds on new secured structured financings exceeding payments on secured structured financings by $581 million, partially offset by a net use of cash for notes payable related to credit facilities of $284 million. Also, during the first quarter of 2013, $48 million was received from SHUSA as a capital contribution pursuant to the shareholders agreement in force at the time between SCUSA and certain of its shareholders.

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

Credit Enhancement Arrangements

In connection with the sale of retail installment contracts to securitization trusts, we have made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require us to repurchase loans previously sold. As of March 31, 2014, we had no repurchase requests outstanding.

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

Risk Management Framework

SCUSA has established a risk governance structure that assigns responsibility for risk management among front-line business personnel, an independent risk management function, and internal audit. According to this model, business owners maintain responsibility for identifying and mitigating the risks generated through their business activities.  The Chief Compliance and Risk Officer (CCRO), who reports to the Chief Executive Officer (CEO) and is independent of any business line, is responsible for developing and maintaining a risk framework that ensures risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company.

The CCRO also reports to the Board Enterprise Risk Committee (“BERC”), which has been established by the Board of Directors (the Board) and charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. The BERC is principally composed of the executive management team representing the different risk areas and business units who are appointed by the CEO.

The BERC meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the BERC are selected such that the committee comprises individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing us and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance, legal and other general business conditions. A comprehensive risk report is submitted to the BERC each quarter providing management’s view of our risk position provided by the CCRO.

In addition to the BERC, the CEO delegates risk responsibility to management committees. These committees are: Executive Operations Committee (EOC), Asset Liability Committee (ALCO), Finance & Treasury Committee, Pricing and Credit Risk Oversight Committee (PCROC), the Legal & Compliance Committee (L&C), Allowance for Loan and Lease Losses Committee and the Model Risk Committee. The CCRO participates in each of these committees. Additionally, the Company has established an enterprise risk management (ERM) function to coordinate risk management activities.  ERM has developed a Risk Tolerance Statement, which is approved by the Board and details the types of risk and size of risk-taking activities permissible in the course of executing business strategy.

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

The variable rates on the borrowings under our revolving credit facilities are indexed to LIBOR or commercial paper rates and fluctuate periodically based on movements in those indexes. We sometimes use interest rate swap agreements to convert the variable rate exposures on these borrowings to a fixed rate, thereby mitigating our interest rate exposure. Interest rate swap agreements purchased by us do not impact the contractual cash flows to be paid to the creditor. The counterparty for most of our interest rate swaps is Santander or one of its affiliates. As of March 31, 2014, the notional value of our hedges with Santander and affiliates was approximately $8.4 billion.

In our public and Rule 144A securitization transactions, we transfer fixed rate to trusts that, in turn, issue fixed or floating rate securities to investors. The interest rate demanded by investors in our securitization transactions and other secured financings depends on the general interest rate environment and prevailing interest rate spreads for securitizations. We are able to obtain attractive interest rate spreads on our securitizations due to among other factors: (i) the credit quality of the receivables in the trusts; (ii) the historical credit performance of similar pools of our receivables; (iii) the significant expansion of our securitization investor base since 2010; (iv) the historical lack of defaults in auto ABS; (v) the structure of our securitizations (with first losses going to the equity residual retained by us); and (vi) our obtaining of ratings from at least two ratings agencies on each securitization.

We are, in certain circumstances, required to hedge our interest rate risk on our secured structured financings and the borrowings under our revolving credit facilities, and we use both interest rate swaps and interest rate caps to satisfy these requirements. We currently hold purchased interest rate caps and offsetting sold interest rate caps related to several of our secured structured financings and to our Chrysler retail financing facility. Although the interest rate caps are purchased by these financing facilities, cash outflows from the facilities ultimately impact our retained interests in the secured structured financings as cash expended by the facilities will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap to offset the premium paid to purchase the interest rate cap. The fair values of our interest rate cap agreements purchased and sold net to an immaterial value in our financial statements and have an immaterial earnings impact comprised solely of their execution cost. The counterparties for certain of our interest rate caps and related options are affiliates of Santander. As of March 31, 2014, the notional value of our caps and options with these affiliates was approximately $4.2 billion.

Our Board of Directors requires that we closely monitor and manage the amount of our interest rate risk exposure. We monitor our interest rate risk by conducting sensitivity analyses that include parallel shifts in prevailing interest rates. As of March 31, 2014, the impact of a hypothetical 100 basis point parallel increase in the interest rate curve on our net interest income and our economic net worth was a decrease of $54.2 million and $88.5 million, respectively. We assess interest rate risk by monitoring the repricing gap by maturity date of our interest-bearing assets and liabilities to ensure appropriate duration matching. The following table provides information about maturities of our interest rate-sensitive financial instruments by expected maturity date as of March 31, 2014:

	1M	3M	6M	12M	2 Y	3 Y	4 Y	5 Y	>5 Y
	(Dollar amounts in thousands)
Total Assets	934	1,720	2,450	4,545	6,764	5,551	1,519	282	554
Total Liabilities	15,160	974	1,347	2,117	3,086	1,947	756	—	—
Net Swaps	8,253	(355)	(467)	(1,298)	(3,083)	(2,096)	(805)	(150)	—
Repricing Gap	(5,972)	391	636	1,130	595	1,509	(42)	132	554
Cumulative Gap	(5,972)	(5,581)	(4,945)	(3,815)	(3,220)	(1,711)	(1,754)	(1,621)	(1,067)

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

Our liquidity policy also establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of March 31, 2014, we had twelve);
•	that we rely on Santander and affiliates for no more than 30% of our funding (as of March 31, 2014, Santander and affiliates provided 17% of our funding);
•

that no more than 35% and 65% of our debt mature in the next six and twelve months, respectively (as of March 31, 2014, only 8% and 14%, respectively, of our debt is scheduled to mature in these timeframes);

•

that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of March 31, 2014, we had twelve-month rolling unused capacity of approximately $6.6 billion); and

•

that we maintain a minimum liquidity ratio, defined as our short-term assets divided by our short-term liabilities, of at least 70% over periods of one, three, six, and twelve months (as of March 31, 2014, our minimum liquidity ratio was 83% and 89% over periods of one and three months, respectively, and over 100% over periods of six and twelve months).

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

We have established a qualified like-kind exchange program in order to defer tax liability on gains on sale of vehicle assets at lease termination. If we do not meet the safe harbor requirements of IRS Revenue Procedure 2003-39, we may be subject to large, unexpected tax liabilities, thereby generating immediate liquidity needs. We believe that our compliance monitoring policies and procedures are adequate to enable us to remain in compliance with the program requirements.

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

Foreign Exchange Risk

As we do not currently operate in foreign markets, substantially all of our vendors are based in the United States, and we have only three employees outside of the United States (employees in Canada working to establish our presence in that country). As a result, we do not currently have material exposure to currency fluctuations.

Inflation Risk

The risk of inflation does not have a significant impact on our business.

Other Information

Further information on risk factors can be found under Part II, Item 1A - “Risk Factors.”

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

Residual Values- Residual value describes the future value of an asset at the end of the lease term based upon the percentage of depreciation of its initial value.

Subvention Program- Reimbursement to the finance company by a manufacturer for the difference between a market loan or lease rate and the below-market rate granted to the customer.

Turn-down – A turn-down loan or program is one in which the lender has the opportunity to review the application for approval only after the primary lender or lenders have declined the application.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Part I, Item 2 - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations —Risk Management Framework” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors.

The Company is subject to a number of risks that could materially and adversely affect SCUSA’s business, financial condition and results of operations. The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2013 Form 10-K under the heading “Risk Factors.” Any one or more of these risk factors could have a material adverse impact on the business, financial condition and operating results of the Company, in addition to presenting other possible adverse consequences, which are described below. The risk factors discussed below do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Explanatory Note: The risk factors set forth below with an asterisk (*) before the title are risk factors containing substantive changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s 2013 Form 10-K.

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

The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to epay their loans. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the quality of our assets.

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

*Our recent agreement with Chrysler may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement.

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

The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. Chrysler may also terminate the agreement, among other circumstances, if (i) we fail to meet certain performance metrics, including certain penetration and approval rate targets, during the term of the agreement, (ii) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (iii) we become, control, or become controlled by, an OEM that competes with Chrysler or (iv) if certain of our credit facilities become impaired.

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

*Our financial condition, liquidity, and results of operations depend on the credit performance of our loans.

As of March 31, 2014, over 85% of our vehicle consumer loans and over 75% of our unsecured consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels, and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless will experience higher default rates than a portfolio of obligations of prime obligors. In the event of such a default on an auto loan, generally the most practical alternative is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables. We repossessed 56,503 vehicles, incurring $368 million in net losses, during the three months ended March 31, 2014, of which 53,886 repossessions and $347 million of net losses were on nonprime receivables. We experienced a default rate of 7.2% for nonprime receivables and 2.6% for prime receivables during the three months ended March 31, 2014.

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

*Our allowance for loan losses and impairments may prove to be insufficient to absorb probable losses inherent in our loan portfolio.

We maintain an allowance for loan losses, established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our originated loan portfolio. For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. Our allowance for loan losses has increased from $384 million, or 5.1% of outstanding principal balance, at December 31, 2009, to $2.9 billion, or 11.0 % of outstanding principal balance, at March 31, 2014. The determination of the appropriate level of the allowance for loan losses, and nonaccretable difference inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for loan losses. Some of our planned growth is in lending areas other than vehicle loans, and we are not experienced in estimating loan and credit losses in those other areas. In addition, if net charge-offs in future periods exceed the allowance for loan losses, we will need to make additional provisions to increase the allowance for loan losses. There is no accurate method for predicting loan and credit losses, and we cannot assure you that our loan loss allowance will be sufficient to cover actual losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on us.

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

*Poor portfolio performance may trigger credit enhancement provisions in our revolving credit facilities or secured structured financings.

Our revolving credit facilities generally have net spread, delinquency, and net loss ratio limits on the receivables pledged to each facility that, if exceeded, would increase the level of credit enhancement requirements for that facility and redirect all excess cash to the credit providers. Generally, these limits are calculated based on the portfolio collateralizing the respective credit line; however, for certain of our warehouse lines, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Our facilities used to finance vehicle lease originations also have a residual loss ratio limit calculated with respect to our serviced lease portfolio as a whole.

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

*We apply financial leverage to our operations, which may materially adversely affect our business, results of operations, and financial condition.

We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 88% as of March 31, 2014. Unlike banks, we are not subject to regulatory restrictions on the amount of our leverage. Our total borrowings are only restricted by covenants in our credit facilities and market conditions, and our Board of Directors may change our target borrowing levels at any time without the approval of our stockholders. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.

*Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness. At March 31, 2014 and December 31, 2013, we had approximately $25.4 billion and $23.3 billion, respectively, in principal amount of indebtedness outstanding (including approximately $23.1 billion and $22.2 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted approximately 11% of our total interest income for the three months ended March 31, 2014.

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

*We may be subject to certain banking regulations that may limit our business activities.

Because our largest shareholder, SHUSA, is a bank holding company and because we provide third-party services to banks, we are subject to certain banking regulations, including oversight by the Federal Reserve, the Office of the Comptroller of the Currency, and the Bank of Spain. Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over bank holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict SHUSA from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity.  This power includes the authority to prohibit or limit the payment of dividends if, in the Federal Reserve’s opinion, such payment would constitute an unsafe or unsound practice. Moreover, certain banks and bank holding companies, including SHUSA, are required to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis, and to receive a notice of non-objection to the plan from the Federal Reserve before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. This requirement could have a negative impact on SCUSA. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit, and has the authority to approve or disallow acquisitions we may contemplate, which may limit our future growth plans. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included herein:

Exhibit Number	Description
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith.

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
Name: Thomas G. Dundon
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas G. Dundon	Chairman and Chief Executive Officer	May 15, 2014
Thomas G. Dundon	(Principal Executive Officer)
/s/ Jason Kulas	President and Chief Financial Officer	May 15, 2014
Jason Kulas	(Principal Financial and Accounting Officer)