Form 10-Q
period 2014-06-30
Santander Consumer USA Holdings Inc.
filed 2014-08-07
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common Stock ($0.01 par value)	348,939,599 shares

Unless otherwise specified or the context otherwise requires, the use herein of the terms “ we,” “our,” “us,” “SCUSA,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by the risks discussed below in this report in Part II, Item 1A, “Risk Factors,” as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the U.S. Securities and Exchange Commission. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•	we operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business;

•	adverse economic conditions in the United States and worldwide may negatively impact our results;

•	our business could suffer if our access to funding is reduced;

•	we face significant risks implementing our growth strategy, some of which are outside our control;

•
our agreement with Chrysler Group LLC (“Chrysler”) may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement;

•	our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;

•	our financial condition, liquidity, and results of operations depend on the credit performance of our loans;

•	loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business; and

•	future changes in our relationship with Banco Santander, S.A. (“Santander”) could adversely affect our operations.

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
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited at June 30, 2014)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$45,913	$10,531
Receivables held for sale	123,791	82,503
Retail installment contracts held for investment, net	21,444,601	20,219,609
Unsecured consumer loans, net	1,233,637	954,189
Restricted cash	2,007,946	1,563,613
Receivables from dealers, held for investment, net	85,194	94,745
Accrued interest receivable	344,658	319,157
Leased vehicles, net	3,567,546	2,023,433
Furniture and equipment, net of accumulated depreciation of $58,587 and $58,117, respectively	30,405	25,712
Federal, state and other income taxes receivable	7,487	372,338
Deferred tax asset	220,338	197,041
Goodwill	74,056	74,056
Intangible assets	53,637	54,664
Other assets	493,187	410,305
Total assets	$29,732,396	$26,401,896
Liabilities and Equity
Liabilities:
Notes payable — credit facilities, $3,300,000 and $3,650,000 to affiliates, respectively	$7,762,950	$8,099,773
Notes payable — secured structured financings	18,391,660	15,195,887
Accrued interest payable — $6,485 and $11,563 to affiliates, respectively	24,452	26,512
Accounts payable and accrued expenses — $43,930 and $39,772 to affiliates, respectively	281,250	283,106
Federal, state and other income taxes payable	81,145	7,623
Other liabilities	88,681	102,163
Total liabilities	26,630,138	23,715,064
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
348,931,490 and 346,763,261 shares issued and 348,928,336 and 346,760,107 shares outstanding, respectively	3,489	3,468
Additional paid-in capital	1,550,513	1,409,463
Accumulated other comprehensive loss	(4,129)	(2,853)
Retained earnings	1,552,385	1,276,754
Total stockholders’ equity	3,102,258	2,686,832
Total liabilities and equity	$29,732,396	$26,401,896
See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest on finance receivables and loans	$1,163,448	$900,375	$2,303,777	$1,712,282
Leased vehicle income	218,938	10,030	366,061	10,030
Other finance and interest income	874	2,156	1,124	4,841
Total finance and other interest income	1,383,260	912,561	2,670,962	1,727,153
Interest expense — Including $36,836, $15,390, $71,079, and $26,884 to affiliates, respectively	128,314	87,476	252,760	170,473
Leased vehicle expense	179,135	7,028	299,204	7,028
Net finance and other interest income	1,075,811	818,057	2,118,998	1,549,652
Provision for loan losses	589,136	408,411	1,287,730	625,604
Net finance and other interest income after provision for loan losses	486,675	409,646	831,268	924,048
Profit sharing	24,056	7,564	56,217	7,564
Net finance and other interest income after provision for loan losses and profit sharing	462,619	402,082	775,051	916,484
Gain on sale of finance receivables and leases	21,602	1,272	57,416	1,272
Servicing fee income	22,099	6,355	32,504	13,626
Fees, commissions, and other	95,030	46,782	184,334	115,640
Total other income	138,731	54,409	274,254	130,538
Salary and benefits expense	93,689	75,332	295,604	137,879
Repossession expense	45,648	30,982	94,079	67,140
Other operating costs	71,889	64,984	139,991	115,153
Total operating expenses	211,226	171,298	529,674	320,172
Income before income taxes	390,124	285,193	519,631	726,850
Income tax expense	143,643	104,129	191,684	256,927
Net income	246,481	181,064	327,947	469,923
Noncontrolling interests	—	854	—	2,397
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$246,481	$181,918	$327,947	$472,320
Net income	$246,481	$181,064	$327,947	$469,923
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $1,950, ($1,238), $720 and ($2,944)	(3,364)	2,001	(1,276)	4,835
Change in unrealized gains on investments available for sale, net of tax of zero, $682, zero and $1,625	—	(1,167)	—	(2,623)
Other comprehensive income (loss), net	(3,364)	834	(1,276)	2,212
Comprehensive income	$243,117	$181,898	$326,671	$472,135
Comprehensive loss attributable to noncontrolling interests	—	586	—	1,577
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$243,117	$182,484	$326,671	$473,712
Net income per common share (basic)	$0.71	$0.53	$0.94	$1.36
Net income per common share (diluted)	$0.69	$0.53	$0.92	$1.36
Dividends declared per common share	$0.15	$0.84	$0.15	$0.84
Weighted average common shares (basic)	348,826,897	346,171,491	348,465,666	346,168,144
Weighted average common shares (diluted)	356,381,921	346,171,491	356,008,288	346,168,144

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Interests	Equity
Balance — January 1, 2013	346,165	$3,462	$1,335,572	$(9,164)	$869,664	$39,932	$2,239,466
Repayment of employee loans	—	—	519	—	—	—	519
Stock issued in connection with employee incentive compensation plans	4	—	69	—	—	—	69
Capital contribution received from shareholder	—	—	48,275	—	—	—	48,275
Net income	—	—	—	—	472,320	(2,397)	469,923
Other comprehensive income, net of taxes	—	—	—	2,212	—	—	2,212
Dividends	—	—	—	—	(290,401)	—	(290,401)
Balance — June 30, 2013	346,169	$3,462	$1,384,435	$(6,952)	$1,051,583	$37,535	$2,470,063

Balance — January 1, 2014	346,760	$3,468	$1,409,463	$(2,853)	$1,276,754	$—	$2,686,832
Stock issued in connection with employee incentive compensation plans	2,168	21	18,239	—	—	—	18,260
Stock-based compensation expense	—	—	122,811	—	—	—	122,811
Net income	—	—	—	—	327,947	—	327,947
Other comprehensive loss, net of taxes	—	—	—	(1,276)	—	—	(1,276)
Dividends	—	—	—	—	(52,316)	—	(52,316)
Balance — June 30, 2014	348,928	$3,489	$1,550,513	$(4,129)	$1,552,385	$—	$3,102,258

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$327,947	$469,923
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(8,112)	(17,329)
Provision for credit losses	1,287,730	625,604
Depreciation and amortization	335,902	36,269
Accretion of discount and capitalized origination costs, net	(403,654)	(193,359)
Originations and purchases of receivables held for sale	(2,385,913)	(253,141)
Proceeds from sales of and repayments on receivables held for sale	2,376,818	162,232
Gain on sale of finance receivables and leases	(57,416)	(1,272)
Stock-based compensation	122,811	324
Deferred tax benefit	(13,027)	(107,707)
Changes in assets and liabilities:
Accrued interest receivable	(59,825)	(38,872)
Accounts receivable	(19,740)	(2,999)
Federal income tax and other taxes	438,373	(72,306)
Other assets	(21,774)	(12,561)
Accrued interest payable	(2,061)	4,283
Other liabilities	(9,242)	140,174
Net cash provided by operating activities	1,908,817	739,263
Cash flows from investing activities:
Retail installment contracts originated or purchased from dealers	(7,573,492)	(7,254,246)
Collections on retail installment contracts	4,561,823	4,241,026
Proceeds from sale of loans held for investment	776,746	—
Leased vehicles purchased	(2,491,092)	(492,569)
Manufacturer incentives received	499,500	105,393
Proceeds from sale of leased vehicles	366,471	—
Change in revolving unsecured consumer loans	(87,217)	(283,406)
Unsecured consumer term loans purchased	(300,832)	(47,350)
Collections on unsecured consumer term loans	46,633	1,022
Disbursements for receivables from lenders held for investment	(21,766)	(190,554)
Collections on receivables from lenders held for investment	23,573	4,040
Collections on investments available for sale	—	34,748
Purchases of furniture and equipment	(11,543)	(11,036)
Sales of furniture and equipment	885	827
Upfront fee paid in accordance with private label financing agreement	—	(150,000)
Change in restricted cash	(444,333)	(193,155)
Other investing activities	(22,979)	(3,398)
Net cash used in investing activities	(4,677,623)	(4,238,658)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	7,717,856	4,318,966
Payments on notes payable related to secured structured financings	(4,526,678)	(3,811,491)
Proceeds from unsecured notes payable	2,407,533	1,286,119
Payments on unsecured notes payable	(2,807,016)	(839,958)
Proceeds from notes payable	12,684,871	10,937,485
Payments on notes payable	(12,622,210)	(8,219,888)
Proceeds from stock option exercises, gross	14,625	—
Repurchase of stock - employee tax withholding	(5,908)	—
Dividends paid	(52,316)	(290,401)
Repayment of employee notes	—	519
Capital contribution from shareholder	—	48,275
Cash collateral posted on cash flow hedges	(6,569)	—
Net cash provided by financing activities	2,804,188	3,429,626
Net increase (decrease) in cash and cash equivalents	35,382	(69,769)
Cash — Beginning of period	10,531	70,887
Cash — End of period	$45,913	$1,118
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
The Company also originates vehicle loans through a Web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it provides unsecured consumer loans, private label credit cards and other consumer finance products.
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
The accompanying condensed consolidated financial statements as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Accounting Policies
The Company has identified the following significant accounting policies and estimates used by management in the preparation of the Company’s financial statements: retail installment contracts, unsecured consumer loans, receivables from dealers, provision for loan losses, leased vehicles, income taxes, and earnings per share. As of June 30, 2014, there have been no significant changes to the Company's accounting policies as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2013.
Recently Adopted Accounting Standards
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective beginning after December 15, 2016. The Company does not expect the adoption to have a material impact to the consolidated financial statements as loan and lease contracts are excluded.
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as secured borrowings. This guidance is effective for the Company beginning January 1, 2015 and early adoption is not permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award That a Performance Target Could be Achieved after the Requisite Service Period. This standard affects entities that issue share-based payments when the terms of an award stipulate that a performance target could be achieved after an employee completes the requisite service period. This guidance is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

2.	Finance Receivables
Finance receivables held for investment at June 30, 2014 and December 31, 2013, were comprised as follows:

	June 30, 2014
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$23,675,889	$1,272,807	$24,948,696	$85,885	$1,448,709
Loan loss allowance (Note 3)	(2,668,587)	(197,844)	(2,866,431)	(923)	(212,954)
Discount	(659,154)	(13,679)	(672,833)	—	(3,067)
Capitalized origination costs and fees	35,169	—	35,169	232	949
Net carrying balance	$20,383,317	$1,061,284	$21,444,601	$85,194	$1,233,637

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778
Loan loss allowance (Note 3)	(2,132,634)	(226,356)	(2,358,990)	(1,090)	(179,350)
Discount	(573,462)	(81,216)	(654,678)	—	(32,831)
Capitalized origination costs and fees	33,936	—	33,936	—	592
Net carrying balance	$18,566,121	$1,653,488	$20,219,609	$94,745	$954,189

As of June 30, 2014, retail installment contracts and receivables from dealers held for sale totaled $89,404 and $34,387, respectively. As of December 31, 2013, retail installment contracts and receivables from dealers held for sale totaled $56,066 and $26,437, respectively. Sales of retail installment contracts for the three and six months ended June 30, 2014 included principal balance amounts of approximately $1,384,174 and $3,069,898. The Company retains servicing of sold retail installment contracts and was servicing $4,589,650 and $2,847,656 as of June 30, 2014 and December 31, 2013, respectively, of contracts owned by unrelated third parties, including contracts sold by the Company. No receivables from dealers were sold during the six months ended June 30, 2014.
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 6). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, approximately $605,261 and $345,177 of the unpaid principal balance represented fleet contracts with commercial consumers as of June 30, 2014 and December 31, 2013, respectively.
Borrowers on the Company’s retail installment contracts held for investment are located in Texas (18%), Florida (11%), California (9%), Georgia (5%), and other states each individually representing less than 5% of the Company’s total.
Receivables from dealers held for investment includes a term loan, which was previously a residual warehouse credit facility, with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at June 30, 2014 and December 31, 2013, and the facility balance was $50,000 at each of those dates. The term loan will mature on December 1, 2019.
Borrowers on the Company’s remaining receivables from dealers held for investment, all of which are Chrysler-affiliated, are located in Ohio (31%), New York (19%), California (14%), Tennessee (12%), Louisiana (9%), Mississippi (5%), and other states each individually representing less than 5% of the Company’s total.

Borrowers on the Company’s unsecured consumer loans are located in California (10%), New York (8%), Texas (8%), Florida (6%), Pennsylvania (5%), and other states each individually representing less than 5% of the Company’s total.
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance — beginning of period	$362,823	$743,348	$403,400	$816,854
Accretion of accretable yield	(52,519)	(112,513)	(117,565)	(247,712)
Reclassifications from (to) nonaccretable difference	(5,050)	(95,179)	19,419	(33,486)
Balance — end of period	$305,254	$535,656	$305,254	$535,656
The Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected during the six months ended June 30, 2014 and 2013. Interest receivable on purchased receivables portfolios totaled $10,516 and $16,950 at June 30, 2014 and December 31, 2013, respectively.

3.	Loan Loss Allowance and Credit Quality
Loan Loss Allowance
The Company estimates loan losses on individually acquired retail installment contracts and unsecured consumer loans held for investment based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. The Company maintains a general loan loss allowance for receivables from dealers based on risk ratings, and individually evaluates the loans for specific impairment as necessary. The activity in the loan loss allowance for individually acquired loans for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of period	$2,444,552	$1,035	$203,190	$1,660,612	$—	$—
Provision for loan losses	527,362	(112)	70,212	375,281	1,490	39,256
Charge-offs	(700,965)	—	(66,966)	(369,395)	—	(6)
Recoveries	397,638	—	6,518	197,815	—	—
Balance — end of period	$2,668,587	$923	$212,954	$1,864,313	$1,490	$39,250

The loan loss allowance for receivables from dealers is comprised entirely of general allowances as none of these receivables have been determined to be individually impaired.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of period	$2,132,634	$1,090	$179,350	$1,555,362	$—	$—
Provision for loan losses	1,184,068	(167)	132,341	626,922	1,490	39,256
Charge-offs	(1,453,530)	—	(107,914)	(754,121)		(6)
Recoveries	805,415	—	9,177	436,150	—	—
Balance — end of period	$2,668,587	$923	$212,954	$1,864,313	$1,490	$39,250

The activity in the impairment reserves related to purchased receivables portfolios for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance — beginning of period	$206,170	$184,192	$226,356	$218,640
Incremental provisions for purchased receivable portfolios	350	18,314	1,675	39,976
Incremental reversal of provisions for purchased receivable portfolios	(8,676)	(25,930)	(30,187)	(82,040)
Balance — end of period	$197,844	$176,576	$197,844	$176,576

Delinquencies

Retail installment contracts and unsecured consumer amortizing term loans are classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status of 60 days or less past due, the Company returns to accruing interest on the contract. The accrual of interest on revolving unsecured consumer loans continues until the loan is charged off. A summary of delinquencies as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014
	Retail Installment Contracts Held for Investment			Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, current	$21,047,173	$981,616	$22,028,789	$85,885	$1,283,884
Principal, 31-60 days past due	1,829,261	194,069	2,023,330	—	45,382
Delinquent principal over 60 days	799,455	97,122	896,577	—	119,443
Total principal	$23,675,889	$1,272,807	$24,948,696	$85,885	$1,448,709

	December 31, 2013
	Retail Installment Contracts Held for Investment			Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, current	$18,653,827	$1,457,813	$20,111,640	$95,835	$1,072,316
Principal, 31-60 days past due	1,729,139	321,549	2,050,688	—	28,102
Delinquent principal over 60 days	855,315	181,698	1,037,013	—	65,360
Total principal	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778

As of June 30, 2014 and December 31, 2013, there were no receivables held for sale that were non-performing.
FICO® Distribution — A summary of the credit risk profile of the Company’s consumer loans by FICO® distribution, determined at origination, as of June 30, 2014 and December 31, 2013 was as follows:

June 30, 2014
	Retail Installment	Unsecured
	Contracts Held	Consumer
FICO Band	for Investment	Loans
<540	26.7%	10.0%
540-599	32.3%	21.3%
600-659	26.5%	40.9%
>660	14.5%	27.8%

December 31, 2013
	Retail Installment	Unsecured
	Contracts Held	Consumer
FICO Band	for Investment	Loans
<540	26.8%	6.3%
540-599	31.8%	24.2%
600-659	26.3%	39.4%
>660	15.1%	30.1%

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
Commercial loan credit quality indicators for receivables from dealers held for investment as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Pass	$83,754	$95,835
Special Mention	2,131	—
Substandard	—	—
Doubtful	—	—
Loss	—	—
	$85,885	$95,835

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling future cash flows, or a combination thereof. A modification of finance receivable terms is considered a troubled debt restructuring (“TDR”) if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties which would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice during the period. Additionally, modifications set forth through bankruptcy proceeding are deemed to be TDRs by the Company. The purchased receivables portfolio is excluded from the scope of the applicable guidance. As of June 30, 2014 and December 31, 2013, there were no receivables from dealers classified as a TDR.
The table below presents the Company’s loans modified in TDRs as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Total TDR principal	$3,151,614	$19,540	$2,604,351	$8,391
Accrued interest	85,218	—	70,965	—
Discount	(87,743)	(58)	(70,321)	(274)
Origination costs	4,682	18	4,161	5
Outstanding recorded investment	3,153,771	19,500	2,609,156	8,122
Allowance for loan losses	(551,767)	(6,040)	(475,128)	(2,345)
Outstanding recorded investment, net of allowance	$2,602,004	$13,460	$2,134,028	$5,777

A summary of the Company’s performing and non-performing TDRs at June 30, 2014 and December 31, 2013, is as follows:

	June 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Current	$2,171,354	$13,008	$1,690,893	$6,120
31-60 days past due	635,787	972	556,489	875
Greater than 60 days past due (non-performing)	344,473	5,560	356,969	1,396
Total TDRs	$3,151,614	$19,540	$2,604,351	$8,391

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

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Average outstanding recorded investment in TDRs	$2,979,944	$14,570	$1,683,372	$62	$2,856,348	$12,510	$1,628,540	$41
Interest income recognized	$112,138	$391	$38,260	$1	$232,589	$720	$130,401	$1

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

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014		June 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled Debt Restructurings:
Outstanding recorded investment before TDR	$743,664	$4,637	$473,775	$150
Outstanding recorded investment after TDR	$699,158	$4,573	$444,971	$149

Number of contracts	44,524	4,116	29,797	143

	Six Months Ended
	June 30, 2014		June 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled Debt Restructurings:
Outstanding recorded investment before TDR	$1,367,673	$6,748	$764,636	$150
Outstanding recorded investment after TDR	$1,280,211	$6,667	$733,812	$149

Number of contracts	83,753	6,135	50,271	143

For retail installment contracts, a TDR is considered to have subsequently defaulted at the earlier of the date of repossession or 120 days past due after becoming a TDR. For unsecured consumer loans, a TDR is considered to have subsequently defaulted upon charge off, which for revolving unsecured loans is generally at 180 days past due. Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2014 and 2013 are summarized in the following table:

	Three Months Ended
	June 30, 2014		June 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled debt restructurings that subsequently defaulted	$70,811	(a)	$24,471	$—
Number of contracts	7,234	(a)	2,609	—

	Six Months Ended
	June 30, 2014		June 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled debt restructurings that subsequently defaulted	$120,275	(a)	$38,491	$—
Number of contracts	13,123	(a)	4,234	—

(a) Subsequent defaults on unsecured consumer loan TDRs were immaterial for the periods presented.

4.	Leased Vehicles, net
Leased vehicles consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Leased vehicles	$4,481,384	$2,402,052
Origination fees and other costs	1,157	2,716
Manufacturer subvention payments	(495,597)	(259,152)
	3,986,944	2,145,616
Less: accumulated depreciation	(419,398)	(122,183)
	$3,567,546	$2,023,433

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2014:

Remainder of 2014	$318,976
2015	616,414
2016	472,417
2017	90,436
2018	96
Thereafter	—
Total	$1,498,339

5.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line (a)	July 2014	$109,461	$500,000	2.05%	$158,591	$172
Warehouse line	Various (b)	552,268	1,235,038	1.14%	816,330	25,768
Warehouse line (c)	January 2016	1,318,088	4,550,000	1.15%	1,756,086	35,685
Warehouse line	December 2015	464,037	2,000,000	2.18%	570,306	11,993
Warehouse line	July 2015	153,515	500,000	1.64%	191,391	7,532
Warehouse line (d)	September 2015	196,880	200,000	1.97%	290,043	12,054
Repurchase facility (e)	Various	747,342	747,342	1.52%	844,305	—
Warehouse line	December 2015	495,765	750,000	0.91%	675,143	10,083
Warehouse line (f)	November 2016	175,000	175,000	1.71%	—	—
Warehouse line (g)	March 2015	250,594	250,594	0.99%	296,929	—
Total facilities with third parties		4,462,950	10,907,974		5,599,124	103,287
Lines of credit with Santander and related subsidiaries (h):
Line of credit	December 2016	500,000	500,000	2.45%	1,623	—
Line of credit	December 2018	—	500,000	0.25%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.26%	—	—
Line of credit	December 2018	750,000	1,750,000	2.59%	187,555	—
Line of credit	March 2017	300,000	300,000	1.70%	—	—
Total facilities with Santander and related subsidiaries		3,300,000	4,800,000		189,178	—
Total revolving credit facilities		$7,762,950	$15,707,974		$5,788,302	$103,287

	December 31, 2013
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2014	$483,738	$500,000	0.82%	$757,352	$—
Warehouse line	Various	159,300	1,219,474	3.62%	232,015	3,667
Warehouse line	April 2014	613,600	4,550,000	2.12%	745,759	15,184
Warehouse line	June 2015	1,360,070	2,000,000	0.96%	1,672,082	42,510
Warehouse line	July 2015	495,786	500,000	0.85%	598,754	25,056
Warehouse line	September 2015	73,080	200,000	2.84%	76,807	2,701
Repurchase facility	Various	879,199	879,199	1.59%	—	—
Warehouse line	December 2015	210,000	750,000	1.84%	302,632	—
Warehouse line	November 2016	175,000	175,000	1.72%	—	—
Total facilities with third parties		4,449,773	10,773,673		4,385,401	89,118
Lines of credit with Santander and related subsidiaries:
Line of credit	December 2016	500,000	500,000	2.48%	10,674	—
Line of credit	December 2018	—	500,000	3.10%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.09%	—	—
Line of credit	December 2018	1,400,000	1,750,000	2.58%	93,969	—
Total facilities with Santander and related subsidiaries		3,650,000	4,500,000		104,643	—
Total revolving credit facilities		$8,099,773	$15,273,673		$4,490,044	$89,118

(a)	In July 2014, the maturity date of this facility was extended to June 2015.

(b)	Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.

(c)
This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance. In July 2014, the committed amount was reduced to $4.3 billion and the maturity date was extended to June 2016.

(d)	This line is held exclusively for unsecured consumer term loans.

(e)
The repurchase facility is also collateralized by securitization notes payable retained by the Company. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.

(f)	This line is collateralized by residuals retained by the Company.

(g)	This line is collateralized by securitization notes payable retained by the Company.

(h)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of June 30, 2014 and December 31, 2013, $1,569,930 and $1,123,354, respectively, of the aggregate outstanding balances on these facilities were unsecured.

Facilities with Third Parties
The warehouse lines and repurchase facility are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 4), securitization notes payables and residuals retained by the Company. The Company was in compliance with all covenants related to these financing arrangements at June 30, 2014.
Lines of Credit with Santander and Related Subsidiaries
Through its New York branch, Banco Santander provides the Company with $4,500,000 of long-term committed revolving credit facilities. Through SHUSA, under an agreement entered into on March 6, 2014, Santander provides the Company with an additional $300,000 of committed revolving credit, collateralized by residuals retained on its own securitizations. The fundings through the New York branch and through SHUSA are collectively known as the “Santander Credit Facilities.”
The facilities offered through the New York branch are structured as three- and five- year floating rate facilities, with current maturity dates of December 31, 2016 and December 31, 2018. Santander has the option to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
Secured Structured Financings

The following table presents information regarding secured structured financings as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$333,148	$3,671,749	1.04%-1.44%	$641,669	$142,992
2011 Securitizations	October 2015 - September 2017	653,968	4,693,289	1.21%-2.80%	1,038,660	157,307
2012 Securitizations	November 2017 - December 2018	3,088,855	8,023,840	0.92%-1.68%	3,899,764	355,658
2013 Securitizations	January 2019 - January 2021	4,338,610	6,689,700	0.89%-1.59%	5,295,330	348,040
2014 Securitizations	April 2020 - August 2020	3,706,441	4,100,000	1.63%-1.72%	4,385,840	236,269
Public securitizations		12,121,022	27,178,578		15,261,263	1,240,266
2010 Private issuances	June 2011	209,128	516,000	1.29%	338,513	9,538
2011 Private issuances	December 2018	1,222,065	4,856,525	1.46%-1.80%	1,652,724	56,942
2012 Private issuances	May 2016	14,962	70,308	1.07%	20,177	1,874
2013 Private issuances	September 2018 - September 2020	2,411,661	2,693,754	1.13%-1.38%	3,249,917	89,031
2014 Private issuances	March 2018 - August 2021	2,412,822	2,680,379	1.09%-1.85%	2,965,196	112,116
Privately issued amortizing notes		6,270,638	10,816,966		8,226,527	269,501
Total secured structured financings		$18,391,660	$37,995,544		$23,487,790	$1,509,767

	December 31, 2013
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$632,251	$4,671,749	1.04%-1.44%	$1,143,435	$205,190
2011 Securitizations	October 2015 - September 2017	1,218,208	5,605,609	1.21%-2.80%	1,634,220	195,854
2012 Securitizations	November 2017 - December 2018	4,061,127	8,023,840	0.92%-1.68%	5,013,135	383,677
2013 Securitizations	January 2019 - January 2021	5,503,580	6,689,700	0.89%-1.59%	6,465,840	351,160
Public securitizations		11,415,166	24,990,898		14,256,630	1,135,881
2010 Private issuances	June 2011	219,704	516,000	1.29%	378,434	8,435
2011 Private issuances	December 2018	662,138	4,856,525	1.46%-1.80%	908,304	36,449
2012 Private issuances	May 2016	30,526	70,308	1.07%	35,378	3,016
2013 Private issuances	September 2018 - September 2020	2,868,353	2,693,754	1.13%-1.38%	3,554,569	97,100
Privately issued amortizing notes		3,780,721	8,136,587		4,876,685	145,000
Total secured structured financings		$15,195,887	$33,127,485		$19,133,315	$1,280,881

Notes Payable — Secured Structured Financings
The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying collateral.

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases. As of June 30, 2014, the Company had private issuances of notes backed by vehicle leases totaling approximately $1,433,658.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method, over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended June 30, 2014 and 2013 was $57,217 and $56,626, respectively. Total interest expense on secured structured financings for the six months ended June 30, 2014 and 2013 was $117,079 and $114,336, respectively.

6.	Variable Interest Entities
The Company transfers retail installment contracts and leased vehicles into newly formed Trusts which then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by special purpose financing Trusts and, except for the Chrysler Capital securitizations, through holding a residual interest in the Trust. These transactions are structured without recourse. The Trusts are considered variable interest entities ("VIEs") under U.S. GAAP and, except for the Chrysler Capital securitizations, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company did not retain any debt or equity interests in the Chrysler Capital securitizations executed in 2013 and 2014, and recorded these transactions as sales of the associated retail installment contracts.
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
The Company also uses a titling trust to originate and hold its leases, in order to facilitate the pledging of leases to financing facilities or sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. The titling trust, and each special unit of beneficial interest ("SUBI") in the titling trust such as those transferred to financing facilities or other parties, is considered a VIE.
The following table summarizes the assets and liabilities related to VIEs included in the Company’s consolidated financial statements:

	June 30, 2014	December 31, 2013
Restricted cash	$1,613,054	$1,370,174
Retail installment contracts, net	21,020,328	19,166,392
Leased vehicles, net	3,567,546	2,023,433
Various other assets	901,100	541,469
Notes payable	26,297,908	23,810,950
Various other liabilities	49,983	25,682

A summary of the cash flows received from securitization trusts during the three and six months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Receivables securitized	$5,051,048	$1,317,633	$9,141,478	$4,121,367
Net proceeds from securitizations (a)	$4,707,336	$1,136,460	$8,206,756	$3,586,460
Cash received for servicing fees	157,698	107,848	306,257	209,436
Cash received upon release from reserve and restricted cash accounts	60	2,806	810	6,225
Net distributions from Trusts	384,093	431,723	710,812	759,290
Total cash received from securitization trusts	$5,249,187	$1,678,837	$9,224,635	$4,561,411
(a) Includes additional advances on existing securitizations

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of June 30, 2014 and December 31, 2013, the Company was servicing $24,344,700 and $21,935,874, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts is either pledged in private issuances or warehouse facilities or unpledged.
During the six months ended June 30, 2014, the Company sold $774,183 of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $32,538. During the three months ended June 30, 2014, the Company executed no off-balance sheet securitizations. As of June 30, 2014 and December 31, 2013, the Company was servicing $1,528,072 and $1,017,756, respectively, of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations.

7.	Derivative Financial Instruments
Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written in order to offset the interest rate cap agreements, and a total return swap, are not designated as hedges for accounting purposes. The underlying notional amounts and aggregate fair values of these agreements at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014		December 31, 2013
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$6,057,000	$(7,592)	$3,873,000	$(5,686)
Interest rate swap agreements not designated as hedges	2,841,861	(23,041)	3,444,459	(31,360)
Interest rate cap agreements	6,398,207	46,631	4,616,960	28,274
Options for interest rate cap agreements	6,398,207	(46,677)	4,616,960	(28,389)
Total return swap	250,594	—	—	—

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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2014 and December 31, 2013:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2014
Interest rate swaps - Santander & affiliates	$537	$—	$537	$—	$—	$537
Interest rate caps - Santander & affiliates	33,201	—	33,201	—	—	33,201
Interest rate caps - third party	13,430	—	13,430	—	—	13,430
Total derivatives subject to a master netting arrangement or similar arrangement	47,168	—	47,168	—	—	47,168
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$47,168	$—	$47,168	$—	$—	$47,168
Total financial assets	$47,168	$—	$47,168	$—	$—	$47,168

December 31, 2013
Interest rate swaps - Santander & affiliates	$1,601	$—	$1,601	$—	$—	$1,601
Interest rate caps - Santander & affiliates	9,342	—	9,342	—	—	9,342
Interest rate caps - third party	18,932	—	18,932	—	—	18,932
Total derivatives subject to a master netting arrangement or similar arrangement	29,875	—	29,875	—	—	29,875
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$29,875	$—	$29,875	$—	$—	$29,875
Total financial assets	$29,875	$—	$29,875	$—	$—	$29,875

	Offsetting of Financial Liabilities
					Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2014
Interest rate swaps - Santander & affiliates	$31,169	$(9,612)	$21,557	$—	$—	$21,557
Back to back - Santander & affiliates	33,201	(32,369)	$832	$—	$—	$832
Back to back - third party	13,476	(13,476)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	77,846	(55,457)	22,389	—	—	22,389
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$77,846	$(55,457)	$22,389	$—	$—	$22,389
Total financial liabilities	$77,846	$(55,457)	$22,389	$—	$—	$22,389

December 31, 2013
Interest rate swaps - Santander & affiliates	$38,647	$(2,258)	$36,389	$—	$—	$36,389
Back to back - Santander & affiliates	9,342	(9,342)	—	—	—	—
Back to back - third party	19,047	(15,420)	3,627	—	—	3,627
Total derivatives subject to a master netting arrangement or similar arrangement	67,036	(27,020)	40,016	—	—	40,016
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016
Total financial liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at June 30, 2014 and December 31, 2013.
The gross gains (losses) reclassified from accumulated other comprehensive income to net income, and  gains (losses) recognized in net income, are included as components of interest expense. The Company’s interest rate swap agreements had effects on its consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013 as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(47)	$(7,246)	$(1,931)	$—	$(1,155)	$(4,444)
Derivative instruments not designated as hedges	$3,199			$10,682

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$91	$(6,592)	$(4,595)	$—	$(1,660)	$(9,439)
Derivative instruments not designated as hedges	$8,388			$17,339

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was not material for the six months ended June 30, 2014 and 2013.

8.	Other Assets
Other assets were comprised as follows:

	June 30, 2014	December 31, 2013
Upfront fee (a)	$132,500	$140,000
Inventory of repossessed vehicles	140,792	129,323
Manufacturer subvention payments receivable (a)	73,240	55,579
Derivative assets (Note 7)	47,168	29,875
Indemnification payments receivable (b)	8,603	8,603
Other	90,884	46,925
	$493,187	$410,305

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

9.    Income Taxes
The Company recorded income tax expense of $143,643 (36.8% effective tax rate) and $191,684 (36.9% effective tax rate) during the three and six months ended June 30, 2014, respectively. The Company recorded income tax expense of $104,129 (36.5% effective tax rate) and $256,927 (35.3% effective tax rate) during the three and six months ended June 30, 2013, respectively. The effective tax rate increased primarily due to a partial release of a valuation allowance during the six months ended June 30, 2013 versus a build in the valuation allowance during the six months ended June 30, 2014.

Significant judgment is required in evaluating and reserving for uncertain tax positions. Although management believes adequate reserves have been established for all uncertain tax positions, the final outcomes of these matters may differ. Management does not believe the outcome of any uncertain tax position, individually or combined, will have a material effect on the results of operations. The reserve for uncertain tax positions, as well as associated penalties and interest, are a component of the income tax provision.

10.	Commitments and Contingencies

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of June 30, 2014, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
The Company has a letter of credit facility with Santander — New York Branch totaling $500,000 at June 30, 2014 and December 31, 2013. The amount issued was zero as of June 30, 2014 and December 31, 2013. The letters of credit can serve as collateral for certain warehouse lines. These commitments will expire on December 31, 2014.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.
The Company committed to purchase certain new advances of unsecured revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending on April 2020 and renewing through April 2022 at the retailer's option. The Company also is required to make a profit-sharing payment to the retailer each month.
Under terms of the agreement with Chrysler, the Company must make revenue sharing payments to Chrysler and also must make loss-sharing payments when residual losses on leased vehicles exceed a specified threshold.
Under terms of an application transfer agreement with another original equipment manufacturer (OEM), the Company has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.
The Company is obligated to make purchase price holdback payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected.
The Company has a flow agreement with Bank of America whereby the Company is committed to sell up to $300,000 of eligible loans to the bank each month through May 2018. The Company retains servicing on all sold loans and will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination.

The Company has sold loans to Citizens Bank of Pennsylvania (CBP) in 2014 under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis.
The Company has an agreement with Santander Bank, N.A. (“SBNA,” formerly Sovereign Bank), a subsidiary of SHUSA, whereby the Company provides SBNA the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elects, to provide the proposed financing. The Company provides servicing on all loans originated under this arrangement. The Company received a $9,000 referral fee in June 2013 in connection with this arrangement and is amortizing the fee into income over the ten-year term of agreement. The Company also will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. At the end of each quarter, the Company has the first right to originate loans in an amount equal to the amount of originations the Company made during the quarter due to SBNA decline or a failure to timely respond. Throughout the year, these amounts aggregate if the Company does not exercise its right of first refusal. At the end of each year, any amounts not used expire and do not roll over to the next year. As of June 30, 2014 and December 31, 2013, approximately $456,006 and $202,494 had been originated by SBNA under this agreement, and SCUSA had not exercised its right to originate additional loans.
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. The adjustment for the three months ended June 30, 2014 and 2013 was an upward adjustment of $1,329 and zero, respectively, and adjustments for the six months ended June 30, 2014 and 2013 totaled a net upward adjustment of $3,249 and zero, respectively.
The Company also provides SBNA with the first right to review and approve consumer vehicle lease applications. As of June 30, 2014, the Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's condensed consolidated balance sheet.
Under terms of agreements with a peer-to-peer unsecured lending platform company, the Company has committed to purchase at least the lesser of $30,000 per month or 75% of the lending platform company’s near-prime originations through July 2015, and the lesser of $30,000 per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days’ notice.
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
Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
The Company has a line of credit agreement with Santander — New York Branch (Note 5). Interest expense on these lines of credit totaled $22,709 and $13,957 for the three months ended June 30, 2014 and 2013, respectively, and $47,583 and $20,451 for the six months ended June 30, 2014 and 2013, respectively. Accrued interest was $6,146 and $11,435 at June 30, 2014 and December 31, 2013, respectively.
The Company has a line of credit agreement with SHUSA (Note 5). Interest expense on this line of credit totaled $1,299 and $1,662 for the three and six months ended June 30, 2014, respectively. Accrued interest was $213 as of June 30, 2014.
The Company has a letter of credit facility with Santander — New York Branch (Note 10). Letter of credit fees for the used and unused portions, which are included as a component of interest expense, totaled $126 and $144 for the three months ended June 30, 2014 and 2013, and $251 and $270 for the six months ended June 30, 2014 and 2013, respectively. Accrued fees totaled $126 and $128 at June 30, 2014 and December 31, 2013, respectively.
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $14,619,274 and $10,461,378 at June 30, 2014 and December 31, 2013, respectively (Note 7). Interest expense on these agreements includes amounts totaling $12,702 and $1,289 for the three months ended June 30, 2014 and 2013, respectively, and $21,583 and $6,163 for the six months ended June 30, 2014 and 2013, respectively.
During 2013, the Company sold approximately $222,384 of the Company’s receivables from dealers to SBNA. The Company continues to service these loans but the loans are not subject to the servicer performance payment that applies to dealer loans originated under the SBNA flow agreement, described in Note 10. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $3,033 and $4,298 for the three and six months ended June 30, 2014, including $1,259 and $1,723, respectively, in servicer performance payments. Other information on the dealer loan portfolio serviced for SBNA as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Total serviced portfolio	$764,869	$513,684
Cash collections due to owner, net	$10,930	$6,941
Servicing fees receivable	$1,676	$817

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $5,784 and $3,157 for the three months ended June 30, 2014 and 2013, respectively, and $6,649 and $9,371 for the six months ended June 30, 2014 and 2013, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Total serviced portfolio	$1,017,002	$1,175,566
Cash collections due to owner	$30,522	$32,831
Servicing fees receivable (refundable)	$2,566	$(3,163)
During 2014, the Company entered into a flow agreement with SBNA whereby SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and receives an origination fee on all leases originated under this agreement.

On June 27, 2014, the Company executed a bulk sale of Chrysler Capital leases with a depreciated net capitalized cost of $369,114 and a net book value of $317,275 in Chrysler Capital leases to SBNA. This sale was effected through the transfer of a SUBI in SCUSA’s titling trust. Proceeds from the sale were $322,851, for a total gain of $5,576.  SCUSA retained servicing on the sold leases.
Origination and service fee income recognized on leases originated and serviced for SBNA totaled $6,937 and $535, respectively, for the three months ended June 30, 2014, and $10,622 and $629, respectively, for the six months ended June 30, 2014. Other information on the consumer vehicle lease portfolio serviced for SBNA as of June 30, 2014 is as follows:

June 30, 2014
Total serviced portfolio	$1,077,111
Cash collections due to owner	$6,055
Origination and servicing fees receivable	$2,499

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SCUSA indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination.  In connection with this agreement, SCUSA established a $48,226 collateral account with SBNA that will be released over time to SBNA, in the case of losses, and SCUSA, in the case of payments and sale proceeds.
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of data processing, communications and other expenses, total

$22 for each of the three-month periods ended June 30, 2014 and 2013, and $75 for each of the six-month periods ended June 30, 2014 and 2013.
During the three and six months ended June 30, 2014, the Company originated $2,207 and $2,911, respectively, in unsecured revolving loans under terms entered into under a Master Services Agreement (MSA) with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SCUSA to review credit applications of retail store customers.
The Company paid expenses totaling $97 and $478, respectively, for the three and six months ended June 30, 2013, on behalf of the former managing member of the investment partnerships described in Note 8. The former managing member is an investor in Auto Finance Holdings. The Company has paid no expenses on behalf of this former managing member in 2014.
The Company paid certain expenses incurred by the Chairman and CEO in the operation of his private plane when used for SCUSA business within the contiguous 48 states of the United States. Under this practice, payment is based on a set flight time hourly rate, and the amount of our reimbursement is not subject to a maximum cap per fiscal year. For the three and six months ended June 30, 2014, the Company paid $141 and $414, respectively to Meregrass Company, Inc., a 135 charter company that manages this operation, for flight time with an average hourly rate of $5.8 per hour.
On October 21, 2013, we entered into a lease for approximately 373,000 square feet at a property intended to serve as our corporate headquarters, and in which property that the Chairman and CEO, President and Chief Financial Officer, and a member of our Board of Directors who is also a Santander employee each have a minority equity investment. For the three and six months ended June 30, 2014, the Company paid $54 and $108, respectively for monthly base rent. Future minimum lease payments for the 12-year term of the lease total approximately $83,555.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

We have excluded 1,539,861 and 1,308,177 employee stock option awards from the calculation of earnings per share for the three and six months ended June 30, 2014, respectively, as the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per common share
Net income attributable to SCUSA	$246,481	$181,918	$327,947	$472,320
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	348,243	346,171	347,882	346,168
Weighted average number of participating restricted common shares outstanding (in thousands)	584	—	584	—
Weighted average number of common shares outstanding (in thousands)	348,827	346,171	348,466	346,168
Earnings per common share	$0.71	$0.53	$0.94	$1.36
Earnings per common share - assuming dilution
Net income attributable to SCUSA	$246,481	$181,918	$327,947	$472,320
Weighted average number of common shares outstanding (in thousands)	348,827	346,171	348,466	346,168
Effect of employee stock-based awards (in thousands)	7,555	—	7,543	—
Weighted average number of common shares outstanding - assuming dilution (in thousands)	356,382	346,171	356,008	346,168
Earnings per common share - assuming dilution	$0.69	$0.53	$0.92	$1.36

13.	Fair Value of Financial Instruments
Fair value estimates, methods, and assumptions are as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	$45,913	$45,913	$10,531	$10,531
Receivables held for sale (b)	123,791	124,120	82,503	83,344
Retail installment contracts held for investment, net (c)	21,444,601	21,961,413	20,219,609	21,465,236
Unsecured consumer loans, net (d)	1,233,637	1,321,051	954,189	1,187,286
Receivables from dealers held for investment (e)	85,194	85,194	94,745	94,745
Restricted cash (a)	2,007,946	2,007,946	1,563,613	1,563,613
Notes payable — credit facilities (f)	7,762,950	7,762,950	8,099,773	8,099,773
Notes payable — secured structured financings (g)	18,391,660	18,544,914	15,195,887	15,565,013

(a)
Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, approximated fair value at June 30, 2014 and December 31, 2013, due to the short maturity of these instruments and is considered a Level 1 measurement.

(b)
Receivables held for sale — Receivables held for sale are carried at the lower of cost or market, as determined on an aggregate basis. The estimated fair value is based on the prices obtained or expected to be obtained in the subsequent sales and is considered a Level 2 measurement.

(c)
Retail installment contracts held for investment — Retail installment contracts held for investment are carried at amortized cost, net of loan loss allowance. The estimated fair value is calculated based on estimated market rates for similar contracts with similar credit risks and is considered a Level 3 measurement.

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

(e)
Receivables from dealers, held for investment, net — Receivables from dealers held for investment are carried at amortized cost, net of loan loss allowance. The estimated fair value is calculated based on estimated market rates for similar receivables with similar credit risks and is considered a Level 3 measurement.

(f)
Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value as of June 30, 2014 and December 31, 2013. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements. The fair value of notes payable is considered a Level 3 measurement.

(g)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market quotes for the Company’s publicly traded debt and estimated market rates currently available from recent transactions involving similar debt with similar credit risks, and is considered a Level 2 measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and are categorized using the fair value hierarchy. The fair value hierarchy includes three levels based on the reliability of the inputs used to determine the fair value:

	Fair Value Measurements at June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — trading interest rate caps (a)	$46,631	$—	$46,631	$—
Assets — cash flow hedging interest rate swaps (a)	$537	$—	$537	$—
Assets — trading interest rate swaps (a)	$—	$—	$—	$—
Liabilities — trading options for interest rate caps (a)	$46,677	$—	$46,677	$—
Liabilities — cash flow hedging interest rate swaps (a)	$8,129	$—	$8,129	$—
Liabilities — trading interest rate swaps (a)	$23,041	$—	$23,041	$—
Total return swap (b)	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — trading interest rate caps (a)	$28,274	$—	$28,274	$—
Assets — cash flow hedging interest rate swaps (a)	$1,601	$—	$1,601	$—
Liabilities — trading options for interest rate caps (a)	$28,389	$—	$28,389	$—
Liabilities — cash flow hedging interest rate swaps (a)	$7,287	$—	$7,287	$—
Liabilities — trading interest rate swaps (a)	$31,360	$—	$31,360	$—

(a)
The valuation of swaps and caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 7).

(b)	The total return swap is valued based on the estimated market value of the underlying bonds pledged to the associated credit facility.
No amounts were transferred in or out of Level 3 during 2014 or 2013.
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013, and are categorized using the fair value hierarchy:

	Fair Value Measurements at June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — repossessed vehicle inventory	$140,792	$—	$140,792	$—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — repossessed vehicle inventory	$129,323	$—	$129,323	$—

The Company estimates the fair value of its repossessed vehicle inventory using historical auction rates and current market levels of used car prices.

14.	Employee Benefit Plans
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
On December 28, 2013, the Board approved certain changes to the Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also on December 28, 2013, the Board established the Omnibus Incentive Plan, which enables the Company to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of the Company’s common stock up to a total of 5,192,640 common shares. As of June 30, 2014, the Company had granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $1,216 recorded for the six months ended June 30, 2014.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the initial public offering. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845. Also in connection with the IPO, the Company granted additional stock options under the Plan to certain executives, other employees, and an independent director with an estimated fair value of $10,216, which will be recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the six months ended June 30, 2014 to employees and another independent director; the expense associated with these additional grants is immaterial.
A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in whole dollars)
Options outstanding at January 1, 2014	23,910,062	$9.81	8.0
Granted	1,539,861	23.94
Exercised	(2,977,250)	9.55		(43,836)
Expired	—	—
Forfeited	(722,634)	(12.36)
Options outstanding at June 30, 2014	21,750,039	10.76	7.7	188,766
Options exercisable at June 30, 2014	15,620,920	9.87	7.5	149,421

15.	Shareholders' Equity
Treasury Stock
The Company has 3,154 shares of treasury stock outstanding as of June 30, 2014 and December 31, 2013. Prior to the IPO on January 23, 2014, the Company repurchased the shares as a result of an employee leaving the company. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total
Beginning balance	$(765)	$—	$(765)	$(9,582)	$1,796	$(7,786)
Other comprehensive income (loss) before reclassifications	(4,579)	—	(4,579)	(804)	(887)	(1,691)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	1,215	—	1,215	2,804	(279)	2,525
Ending balance	$(4,129)	$—	$(4,129)	$(7,582)	$630	$(6,952)

(a) Amounts in this table are net of tax
(b) Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$1,931	Interest expense	$4,444	Interest expense
Tax expense (benefit)	(716)		(1,640)
Net of tax	$1,215		$2,804
Investments available for sale:
Discount accretion	$—		$(443)	Interest expense
Tax expense (benefit)	—		164
Net of tax	$—		$(279)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total
Beginning balance	$(2,853)	$—	$(2,853)	$(12,416)	$3,252	$(9,164)
Other comprehensive income (loss) before reclassifications	(4,167)	—	(4,167)	(1,123)	(2,022)	(3,145)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	2,891	—	2,891	5,957	(600)	5,357
Ending balance	$(4,129)	$—	$(4,129)	$(7,582)	$630	$(6,952)

(a) Amounts in this table are net of tax
(b) Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$4,595	Interest expense	$9,439	Interest expense
Tax expense (benefit)	(1,704)		(3,482)
Net of tax	$2,891		$5,957
Investments available for sale:
Discount accretion	$—		$(951)	Interest expense
Tax expense (benefit)	—		351
Net of tax	$—		$(600)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background and Overview
We are a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. We believe that, since our founding in 1995, we have achieved strong brand recognition in the nonprime vehicle finance space. We mainly originate loans indirectly through manufacturer-franchised and selected independent automotive dealers, as well as through relationships with national and regional banks and Original Equipment Manufacturers ("OEMs"). We also directly originate and refinance vehicle loans online. In February 2013, we entered into a ten-year agreement with Chrysler whereby we originate private-label loans and leases under the Chrysler Capital brand. With this agreement, we are now the preferred financing provider for all of Chrysler’s retail consumers, including both prime and nonprime customers. From May 1, 2013, the effective date of the agreement, through June 30, 2014, 32% of our retail installment contract origination volume has been prime, as compared to only 14% in 2012, the last full year prior to our entry into the agreement. In addition, we have several relationships through which we provide unsecured consumer loans, private label credit cards and other consumer finance products. We generate revenues and cash flows through interest and other finance charges on our loans and leases. We also earn servicing fee income on our serviced for others portfolios, which consist of loans that we service but do not own and do not report on our balance sheet.
We have demonstrated significant access to the capital markets by funding our operations through securitization transactions and committed credit lines. We raised a total of over $30 billion of ABS from 2010 through the second quarter of 2014, and we have been the largest issuer of retail auto ABS since 2011. We have significant bank funding relationships, with third-party banks and Santander currently providing approximately $17.2 billion and $4.8 billion, respectively, in committed financing. In addition, we have flow agreements in place with Bank of America, Citizens Bank of Pennsylvania (a subsidiary of RBS Citizens Financial Group) and SBNA to fund Chrysler Capital business. We have produced consistent, controlled growth and robust profitability in both growth periods and economic downturns. We have been profitable every year for the past ten years, we delivered an average return on assets of 3.7% from 2009 to 2013 and a return on total common equity of more than 27% in each of those years.
Economic and Business Environment
Consistent with indicators throughout 2013, the U.S. economy continued its slow-paced recovery during the first half of 2014. According to the Bureau of Labor Statistics, unemployment declined from 6.7% at the beginning of the year to 6.1% for June. The Federal Reserve continues to taper its bond purchases. Vehicle sales are strong and as of June are on pace to total nearly 17 million for the year. Wholesale used vehicle prices also are up for the year, although they have declined in May and June.
Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, Servicemembers Civil Relief, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, Financial Institutions Reform, Recovery and Enforcement (FIRREA), and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by each state in which we are licensed, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Trade Commission. In addition, as our controlling shareholder, SHUSA, is a bank holding company, we are subject to certain bank regulations, including oversight by the Office of the Comptroller of the Currency, the Bank of Spain, and the Federal Reserve, which has the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth.
Dodd-Frank Wall Street Reform and Consumer Protection Act
At the federal level, Congress enacted comprehensive financial regulatory reform legislation on July 21, 2010. A significant focus of the new law (the "Dodd-Frank Act") is heightened consumer protection. The Dodd-Frank Act established a new body, the CFPB, which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including us, including explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders. Recently, the Company began clearing its applicable interest rate swaps on a regulated exchange in order to maintain compliance with the Dodd-Frank Act.

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

Dividend Restrictions
Dodd-Frank also requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis. On March 26, 2014, the Federal Reserve Bank of Boston (the “FRB”) informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan (the “capital plan”) pursuant to the Comprehensive Capital Analysis and Review (“CCAR”). SHUSA had previously submitted to the FRB. On May 1, 2014, the Company's Board of Directors declared a dividend of $0.15 per share of SCUSA common stock, payable on May 30, 2014 to shareholders of record on May 12, 2014 (the “May Dividend”).
The FRB informed SHUSA on May 22, 2014 that it did not object to SCUSA’s payment of the May Dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA’s consolidated capital position would be unaffected by the May Dividend. The FRB also informed SHUSA that, until the FRB issues a written non-objection to SHUSA’s capital plan, any future Company dividend will require prior receipt of a written non-objection from the FRB.
On May 30, 2014, Santander provided $21.0 million of additional capital to SHUSA and the Company paid the May Dividend. The Company will not pay dividends other than the May Dividend until such time as SHUSA has submitted to the FRB a capital plan and the FRB issues a written non-objection to such plan or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company. SHUSA has informed the Company that SHUSA does not currently expect to submit a revised capital plan to the FRB until January 2015, subject to the FRB’s approval. Accordingly, other than the May Dividend, the Company does not expect to pay dividends during the remainder of 2014. The Company currently intends to resume paying quarterly dividends in accordance with the Company’s previously disclosed dividend policy at such time as it is permitted to do so by the FRB.
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
The Company does not have any activities, transactions, or dealings with Iran or Syria which require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this quarterly report:

•
A Santander UK entity holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant for the first half of 2014. No revenue was generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and designation held a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander UK continues to receive repayment installments. In the first half of 2014, total revenue in connection with this mortgage was £27,550, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts remained frozen for the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the first half of 2014, total revenue for the Group in connection with the investment accounts was £23,200 whilst net profits were negligible relative to the overall profits of Santander.

In addition, the Group has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Santander entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of June 30, 2014, the Santander group was owed €3.6 million under this credit facility.

Bank Mellat has been in default under all of these agreements in recent years and Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.

The Santander group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, the Santander group would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.

In the aggregate, all of the transactions described above resulted in approximately €76,600 gross revenues and approximately in €40,000 net loss to the Santander group in the first half of 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.
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
Recent Developments and Other Factors Affecting Our Results of Operations
Regulatory Restrictions
As further described above under Regulatory Matters, the FRB has objected to SHUSA's capital plan, resulting in, among other consequences, SCUSA's inability to pay dividends until such time as SHUSA has submitted to the FRB a revised capital plan and the FRB issues a written non-objection to such plan or the FRB otherwise issues its written non-objection to the payment of a dividend by SCUSA.
We expect to incur additional compliance costs related to regulatory compliance, including CCAR, as we seek to develop a best-in-class compliance capability. Costs of the process will include, but may not be limited to, personnel, IT systems, consultants and advisors, and legal costs. These costs, as well as other aspects of the current regulatory environment applicable to the Company (including dividend and growth restrictions), could limit the Company's earnings growth.
Chrysler Capital
Since May 1, 2013, we have been the preferred provider for Chrysler’s consumer loans and leases and dealer loans under terms of a ten-year Master Private Label Financing Agreement (“Chrysler Agreement”). Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. In connection with entering into the Chrysler Agreement, we paid Chrysler a $150 million upfront, nonrefundable fee, which is being amortized over the ten-year term as an adjustment to finance and other interest income. We have also executed an Equity Option Agreement with Chrysler, whereby Chrysler may elect to purchase an equity participation of any percentage in the Chrysler Capital portion of our business at fair market value.
The Chrysler Agreement could be terminated in the event of a change in control of SCUSA, which, as defined in the agreement, would occur if both a single shareholder acquired more than 20% of our outstanding shares of common stock and SHUSA owned fewer shares than that shareholder. We also required to meet specific transition milestones related to market penetration rates, approval rates, dedicated staffing, and service-level standards for the initial year following launch. If the transition milestones were not met in the first year, the agreement could terminate and we could lose the ability to operate as Chrysler Capital. We recently agreed with Chrysler that these milestones have been met to Chrysler’s satisfaction as of the end of the first year, April 30, 2014, and that the Agreement will continue in effect. We must continue to meet penetration and approval rate targets and maintain service-level standards or the agreement can be terminated. Our penetration rate targets, which are measured as of the end of each year of the Chrysler Agreement (April 30), for years one through five of the Chrysler Agreement are 31%, 44%, 54%, 64% and 65%, respectively. Our penetration rate for the three months ended June 30, 2014 was 31%. During the period from the May 1, 2013 launch of the Chrysler Capital business through June 30, 2014, we originated approximately $13.6 billion of Chrysler Capital retail installment contracts and more than $4.8 billion of Chrysler Capital vehicle leases, and facilitated the origination of more than $1.2 billion in leases and dealer loan originations for SBNA under flow agreements.
In 2013, we entered into a flow agreement with SBNA whereby we provide the bank with the first right to review and assess dealer lending opportunities and, if the bank elects, to provide the proposed financing. We provide servicing on all loans originated under this arrangement. We also will receive or pay a servicer performance payment if yield, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. As of June 30, 2014, SBNA owned approximately $765 million of loans originated under this agreement. During the second quarter of 2014, we agreed with SBNA that SBNA will take on servicing of these loans by September 30, 2014. As a result, we expect to reduce our own holdings of Chrysler Capital dealer loans by this date, and any loans remaining will be serviced by SBNA. Other than the servicer performance payments, which will no longer be necessary due to the transfer of servicing, the terms of the flow agreement will remain in effect.
In February 2014 we entered into a lease flow agreement with SBNA, whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications. We continue to service the leases originated under this agreement. As of June 30, 2014, approximately $732 million had been originated under this agreement.
In May 2014, we entered into a loan flow agreement with Citizens Bank of Pennsylvania (CBP) (a subsidiary of RBS Citizens Financial Group) whereby CBP has committed to purchase up to $600 million per quarter of Chrysler Capital prime loans over the next three years. The minimum commitment is $250 million per quarter for the first four quarters and $400 million thereafter. Year-to-date through July 31, 2014, we have sold $859 million to CBP under terms of this flow agreement and predecessor purchase agreements.
Other OEM Relationships
In April 2014, SCUSA executed an application transfer agreement with Nissan, whereby SCUSA provides nonprime retail auto financing through a turn-down program for new and used vehicles for Nissan’s customers and dealers in the U.S. As of June 30, 2014, approximately $113 million had been originated under this agreement and a predecessor pilot arrangement.
Unsecured Lending
In April 2014, SCUSA expanded its unsecured personal lending business by executing an additional agreement with LendingClub Corporation, whereby SCUSA has the first opportunity to review for its own portfolio applications that do not meet either the public credit policy or custom credit policy facilitated by LendingClub's platform.
Stock Compensation
Beginning in 2012, we granted stock options to certain executives, other employees, and independent directors under the Santander Consumer USA Inc. 2011 Management Equity Plan (the “Plan”). The Plan is administered by our Board of Directors and enables us to make stock awards up to a total of approximately 29 million common shares, or 8.5% of our equity as of December 31, 2011.     Stock options granted have an exercise price based on the estimated fair market value of the Company’s common stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met.
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
Upon the IPO, we granted additional options to certain executives, other employees, and an independent director under terms of the Plan. The fair value of these additional options is approximately $10 million and is being amortized into income over the vesting period as time and, if applicable, performance vesting conditions are met. Additional stock option grants have been made under the plan during the six months ended June 30, 2014 to employees and another independent director; the expense associated with these additional grants is immaterial.
In December 2013, we established the Santander Consumer USA Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan is administered by our Board of Directors and enables us to grant awards of nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of our common stock up to a total of 5,192,640 common shares. The fair value of any instruments issued under the Omnibus Incentive Plan is amortized into income over the vesting period as time and performance vesting conditions are met. As of June 30, 2014, the Company had granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock of approximately $12 million, based on the estimated fair market value of our common stock on the grant date, will be recognized over a five-year vesting period, with $1.2 million recorded for the six months ended June 30, 2014.
Our Reportable Segment
The Company has one reportable segment: Consumer Finance. This segment includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and watercraft. It also includes our unsecured personal loan and point-of-sale financing operations.

Originations and Acquisitions
Our volume of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and average discount during the three and six months ended June 30, 2014 and 2013 have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Retained Originations	(Dollars in thousands)
Retail installment contracts	$3,142,527	$4,566,082	$7,069,439	$7,250,973
Average APR	16.0%	15.6%	16.1%	16.3%
Average discount	4.6%	2.0%	4.6%	3.5%

Unsecured consumer loans	$262,617	$388,698	$370,519	$388,901
Average APR	20.0%	22.3%	20.2%	22.3%
Average discount	—	9.5%	—	9.5%

Receivables from dealers	$17,806	$99,664	$32,629	$182,744
Average APR	3.8%	3.1%	3.5%	3.1%
Average discount	—	—	—	—

Leases	$909,924	$491,244	$2,121,923	$491,304
Total originations retained	$4,332,874	$5,545,688	$9,594,510	$8,313,922

Asset sales
Retail installment contracts	$1,384,174	$158,048	$3,069,898	$158,048
Unsecured consumer loans	—	—	—	—
Receivables from dealers	—	—	—	—
Leases	369,114	—	369,114	—
Total originations sold	$1,753,288	$158,048	$3,439,012	$158,048

Total volume for SCUSA portfolio	$6,086,162	$5,703,736	$13,033,522	$8,471,970

Facilitated Originations
Retail installment contracts	$—	$—	$—	$—
Unsecured consumer loans	—	—	—	—
Receivables from dealers	108,759	—	253,512	—
Leases	486,446	—	732,114	—
Total originations facilitated for affiliates	$595,205	$—	$985,626	$—

Total originations	$6,681,367	$5,703,736	$14,019,148	$8,471,970
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
Historically, our primary means of acquiring retail installment contracts was through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any material pools during the six months ended June 30, 2014 and 2013. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record a loan loss provision to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$1,025,622	$778,611	$2,013,675	$1,454,229
Interest on purchased receivables portfolios	52,482	105,194	121,420	240,475
Interest on receivables from dealers	1,276	1,727	2,606	2,735
Interest on unsecured consumer loans	84,068	14,843	166,076	14,843
Interest on finance receivables and loans	1,163,448	900,375	2,303,777	1,712,282
Net leased vehicle income	39,803	3,002	66,857	3,002
Other finance and interest income	874	2,156	1,124	4,841
Interest expense	128,314	87,476	252,760	170,473
Net finance and other interest income	1,075,811	818,057	2,118,998	1,549,652
Provision for loan losses on individually acquired retail installment contracts	527,362	375,281	1,184,068	626,922
Increase (decrease) in allowance related to purchased receivables portfolios	(8,326)	(7,616)	(28,512)	(42,064)
Provision for loan losses on receivables from dealers	(112)	1,490	(167)	1,490
Provision for loan losses on unsecured consumer loans	70,212	39,256	132,341	39,256
Provision for loan losses	589,136	408,411	1,287,730	625,604
Profit sharing	24,056	7,564	56,217	7,564
Other income	138,731	54,409	274,254	130,538
Operating expenses	211,226	171,298	529,674	320,172
Income before tax expense	390,124	285,193	519,631	726,850
Income tax expense	143,643	104,129	191,684	256,927
Net income	246,481	181,064	327,947	469,923
Noncontrolling interests	—	854	—	2,397
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$246,481	$181,918	$327,947	$472,320
Share Data
Weighted-average common shares outstanding
Basic	348,826,897	346,171,491	348,465,666	346,168,144
Diluted	356,381,921	346,171,491	356,008,288	346,168,144
Earnings per share attributable to Santander Consumer USA Holdings Inc shareholders
Basic	$0.71	$0.53	$0.94	$1.36
Diluted	$0.69	$0.53	$0.92	$1.36

Dividends declared per share of common stock	$0.15	$0.84	$0.15	$0.84
Balance Sheet Data
Finance receivables and loans	$22,887,223	$19,325,064	$22,887,223	$19,325,064
Goodwill and intangible assets	127,693	127,990	127,693	127,990
Total assets	29,732,396	22,778,430	29,732,396	22,778,430
Total borrowings	26,154,610	19,907,914	26,154,610	19,907,914
Total liabilities	26,630,138	20,308,367	26,630,138	20,308,367
Total equity	3,102,258	2,470,063	3,102,258	2,470,063
Allowance for loan losses	3,080,308	2,081,629	3,080,308	2,081,629

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$303,326	$171,580	$648,114	$317,971
Charge-offs, net of recoveries, on purchased receivables portfolios	15,320	46,320	38,843	82,814
Charge-offs, net of recoveries, on unsecured consumer loans	60,448	6	98,737	6
Charge-offs, net of recoveries	379,094	217,906	785,694	400,791
End of period Delinquent principal over 60 days	1,016,021	769,048	1,016,021	769,048
End of period Gross finance receivables and loans	26,606,773	22,090,296	26,606,773	22,090,296
End of period Gross finance receivables, loans, and leases	30,668,759	22,574,572	30,668,759	22,574,572
Average gross individually acquired retail installment contracts	23,372,480	16,895,083	22,824,981	15,877,797
Average gross purchased receivables portfolios	1,416,163	3,272,751	1,591,711	3,643,336
Average Gross receivables from dealers	130,769	171,962	129,579	146,218
Average Gross unsecured consumer loans	1,333,612	181,331	1,267,853	103,618
Average Gross finance receivables and loans	26,253,025	20,521,127	25,814,777	19,770,969
Average Gross finance receivables, loans, and leases	30,076,820	20,692,397	29,130,778	19,868,838
Average Total assets	29,306,142	20,931,654	28,525,476	20,073,107
Average Debt	25,852,175	18,065,400	25,190,609	17,274,181
Average Total equity	2,988,213	2,452,913	2,897,741	2,414,843
Ratios
Yield on individually acquired retail installment contracts	17.6%	18.4%	17.6%	18.3%
Yield on purchased receivables portfolios	14.8%	12.9%	15.3%	13.2%
Yield on receivables from dealers	3.9%	4.0%	4.0%	3.7%
Yield on unsecured consumer loans	25.2%	32.7%	26.2%	28.6%
Yield on earning assets	16.0%	17.5%	16.3%	17.3%
Cost of debt	2.0%	1.9%	2.0%	2.0%
Net interest margin	14.3%	15.8%	14.5%	15.6%
Efficiency ratio	17.4%	19.6%	22.1%	19.1%
Return on average assets	3.4%	3.5%	2.3%	4.7%
Return on average equity	33.0%	29.5%	22.6%	38.9%
Net charge-off ratio on individually acquired retail installment contracts	5.2%	4.1%	5.7%	4.0%
Net charge-off ratio on purchased receivables portfolios	4.3%	5.7%	4.9%	4.5%
Net charge-off ratio on unsecured consumer loans	18.1%	—	15.6%	—
Net charge-off ratio	5.8%	4.2%	6.1%	4.1%
Delinquency ratio, end of period	3.8%	3.5%	3.8%	3.5%
Tangible common equity to tangible assets	10.0%	10.3%	10.0%	10.3%
Common stock dividend payout ratio	21.2%	159.6%	16.0%	61.5%
Allowance to loans	11.6%	9.4%	11.6%	9.4%

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
“Allowance to loans” is defined as the ratio of Allowance for loan losses to End of period Gross finance receivables and loans

	Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)		2004 (a)
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$3,227,845	$2,223,833	$1,695,538	$1,308,728	$1,281,515	$1,396,610	$1,129,533	$642,156	$422,429		$288,583
Interest on purchased receivables portfolios	410,213	704,770	870,257	734,634	218,240	105,229	—	—	—		—
Interest on receivables from dealers	6,663	7,177	14,394	24,137	5,255	—	—	—	—		—
Interest on unsecured consumer loans	128,351	—	—	—	—	—	—	—	—		—
Interest on finance receivables and loans	3,773,072	2,935,780	2,580,189	2,067,499	1,505,010	1,501,839	1,129,533	642,156	422,429		288,583
Net leased vehicle income	33,398	—	—	—	—	—	—	—	—		—
Other finance and interest income	6,010	12,722	14,324	9,079	5,230	5,333	—	—	—
Interest expense	408,787	374,027	418,526	316,486	235,031	256,356	225,747	149,050	72,419		44,814
Net interest income	3,403,693	2,574,475	2,175,987	1,760,092	1,275,209	1,250,816	903,786	493,106	350,010		243,769
Provision for loan losses on individually acquired retail installment contracts	1,651,416	1,119,074	741,559	750,625	720,938	823,024	513,377	261,016	175,849	(b)	122,288	(b)
Increase (decrease) in allowance related to purchased receivables portfolios	7,716	3,378	77,662	137,600	—	—	—	—	—		—
Provision for loan losses on receivables from dealers	1,090	—	—	—	—	—	—	—	—		—
Provision for loan losses on unsecured consumer loans	192,745	—	—	—	—	—	—	—	—		—
Provision for loan losses	1,852,967	1,122,452	819,221	888,225	720,938	823,024	513,377	261,016	175,849		122,288
Profit sharing	78,246	—	—	—	—	—	—	—	—		—
Other income	311,566	295,689	452,529	249,028	48,096	43,120	20,523	15,903	12,479		4,899
Operating expenses	698,958	559,163	557,083	404,840	249,012	209,315	150,156	178,927	98,379		74,290
Income before tax expense	1,085,088	1,188,549	1,252,212	716,055	353,355	261,597	260,776	69,066	88,261		52,090
Income tax expense	389,418	453,615	464,034	277,944	143,834	87,472	100,302	18,312	—	(c)	—	(c)
Net income	695,670	734,934	788,178	438,111	209,521	174,125	160,474	50,754	88,261		52,090
Noncontrolling interests	1,821	(19,931)	(19,981)	—	—			33,266
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$697,491	$715,003	$768,197	$438,111	$209,521	$174,125	$160,474	$17,488	$88,261		$52,090
Share Data
Weighted-average common shares outstanding
Basic	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)		(d)
Diluted	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)		(d)
Earnings per share
Basic	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)		(d)
Diluted	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)		(d)

Dividends declared per share	$0.84	$2.12	$1.89	$1.63	—	—	—	(d)	(d)		(d)
Balance Sheet Data
Finance receivables and loans	$21,351,046	$16,265,820	$16,715,703	$15,032,046	$7,466,267	$5,600,102	$4,326,835	$2,748,173	$1,529,977		$1,026,115
Goodwill and intangible assets	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—		—
Total assets	26,401,896	18,741,644	19,404,371	16,773,021	8,556,177	6,044,454	4,840,647	3,095,073	1,963,718		1,171,158
Total borrowings	23,295,660	16,227,995	16,790,518	15,065,635	7,525,930	5,432,338	4,419,162	2,846,882	1,788,365		1,046,301
Total liabilities	23,715,064	16,502,178	17,167,686	16,005,404	7,838,862	5,564,986	4,509,803	2,910,208	1,867,558		1,098,627
Total equity	2,686,832	2,239,466	2,236,685	767,617	717,315	479,468	330,844	184,865	96,160		72,531
Allowance for loan losses	2,539,430	1,774,002	1,208,475	840,599	384,396	347,302	203,450	145,351	91,805		85,333

	Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)	2004 (a)
	(Dollars in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,074,144	$556,925	$451,345	$432,022	$630,084	$668,339	$455,278	$207,470	$161,038	$63,363
Charge-offs, net of recoveries, on purchased receivables portfolios	178,932	451,529	573,788	277,345	53,760	10,833	—	—	—	—
Charge-offs, net of recoveries, on unsecured consumer loans	13,395	—	—	—	—	—	—	—	—	—
Total charge-offs, net of recoveries	1,266,471	1,008,454	1,025,133	709,367	683,844	679,172	455,278	207,470	161,038	63,363
End of period Delinquent principal over 60 days	1,102,373	865,917	767,838	579,627	502,254	477,141	341,449	143,946	92,081	83,090
End of period Gross finance receivables and loans	24,542,911	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214	1,198,492
End of period Gross finance receivables, loans, and leases	26,822,857	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214	1,198,492
Average gross individually acquired retail installment contracts	18,097,082	12,082,026	8,843,036	6,631,231	5,690,833	5,396,355	3,986,699	2,423,623	1,515,593	1,008,218
Average gross purchased receivables portfolios	3,041,992	6,309,497	7,270,080	4,978,727	975,080	320,903	—	—	—	—
Average Gross receivables from dealers	173,506	110,187	169,098	502,011	600,166	11,341	—	—	—	—
Average Gross unsecured consumer loans	425,229	—	—	—	—	—	—	—	—	—
Average Gross finance receivables and loans	21,737,809	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593	1,008,218
Average Gross finance receivables, loans, and leases	22,499,225	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593	1,008,218
Average Total assets	22,558,567	18,411,012	16,067,623	11,984,997	6,930,260	5,520,652	3,967,860	2,529,396	1,567,438	954,994
Average Debt	19,675,851	15,677,522	14,557,370	10,672,331	6,083,953	4,989,280	3,633,022	2,317,624	1,417,333	878,880
Average Total equity	2,498,831	2,312,781	916,219	850,219	594,097	406,680	257,855	140,513	84,346	56,486
Ratios
Yield on individually acquired retail installment contracts	17.8%	18.4%	19.2%	19.7%	22.5%	25.9%	28.3%	26.5%	27.9%	28.6%
Yield on purchased receivables portfolios	13.5%	11.2%	12.0%	14.8%	22.4%	32.8%	—	—	—	—
Yield on receivables from dealers	3.8%	6.5%	8.5%	4.8%	0.9%	—	—	—	—	—
Yield on unsecured consumer loans	30.2%	—	—	—	—	—	—	—	—	—
Yield on earning assets	16.9%	15.9%	15.8%	17.1%	20.7%	26.3%	28.3%	26.5%	27.9%	28.6%
Cost of debt	2.1%	2.4%	2.9%	3.0%	3.9%	5.1%	6.2%	6.4%	5.1%	5.1%
Net interest margin	15.1%	13.9%	13.4%	14.5%	17.6%	21.8%	22.7%	20.3%	23.1%	24.2%
Efficiency ratio	18.8%	19.5%	21.2%	20.2%	18.8%	16.2%	16.2%	35.2%	27.1%	29.9%
Return on average assets	3.1%	4.0%	4.9%	3.7%	3.0%	3.2%	4.0%	2.0%	5.6%	5.5%
Return on average equity	27.8%	31.8%	86.0%	51.5%	35.3%	42.8%	62.2%	36.1%	104.6%	92.2%
Net charge-off ratio on individually acquired retail installment contracts	5.9%	4.6%	5.1%	6.5%	11.1%	12.4%	11.4%	8.6%	10.6%	6.3%
Net charge-off ratio on purchased receivables portfolios	5.9%	7.2%	7.9%	5.6%	5.5%	3.4%	—	—	—	—
Net charge-off ratio on unsecured consumer loans	3.2%	—	—	—	—	—	—	—	—	—
Net charge-off ratio	5.8%	5.5%	6.3%	5.9%	9.4%	11.9%	11.4%	8.6%	10.6%	6.3%
Delinquency ratio, end of period	4.5%	4.6%	4.1%	3.4%	6.0%	7.5%	7.0%	4.6%	5.3%	6.9%
Tangible common equity to tangible assets	9.7%	11.3%	11.0%	3.8%	6.8%	6.3%	6.6%	5.6%	4.9%	6.2%
Common stock dividend payout ratio	41.6%	102.8%	60.6%	91.3%	—	—	—	—	—	—
Allowance to loans	10.3%	9.5%	6.4%	5%	4.6%	5.5%	4.2%	4.7%	5.3%	7.1%

(a) Financial data for the years 2005 and 2004 is derived from the audited consolidated financial statements of Drive Financial Services LP, the predecessor company to Santander Consumer USA Inc.

(b) Provision for loan losses for the years 2005 and 2004 includes impairment of residual interests in securitizations, which had been retained and recorded as assets under U.S. GAAP applicable at the time.

(c) No income tax expense was recorded for the years 2005 and 2004 as Drive Financial Services LP was a partnership and therefore not directly subject to Federal and state income taxes. Income for those years was instead passed through to the individual tax returns of the partners.

(d) There were no shares outstanding at the end of the years 2005 and 2004 as Drive Financial Services LP was a partnership, rather than a corporation, and therefore did not issue shares. Drive Financial Services LP was dissolved into the company now known as Santander Consumer USA Inc. on December 6, 2006. Earnings per share and dividend per share amounts are not applicable or not meaningful for the years 2006, 2005, and 2004.

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

Results of Operations
This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Report.
The following table presents our results of operations for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest on finance receivables and loans	$1,163,448	$900,375	$2,303,777	$1,712,282
Operating leases	218,938	10,030	366,061	10,030
Other finance and interest income	874	2,156	1,124	4,841
Total finance and other interest income	1,383,260	912,561	2,670,962	1,727,153
Interest expense	128,314	87,476	252,760	170,473
Leased vehicle expense	179,135	7,028	299,204	7,028
Net finance and other interest income	1,075,811	818,057	2,118,998	1,549,652
Provision for loan losses	589,136	408,411	1,287,730	625,604
Net finance and other interest income after provision for loan losses	486,675	409,646	831,268	924,048
Profit sharing	24,056	7,564	56,217	7,564
Net finance and other interest income after provision for loan losses and profit sharing	462,619	402,082	775,051	916,484
Total other income	138,731	54,409	274,254	130,538
Total operating expenses	211,226	171,298	529,674	320,172
Income before income taxes	390,124	285,193	519,631	726,850
Income tax expense	143,643	104,129	191,684	256,927
Net income	246,481	181,064	327,947	469,923
Noncontrolling interests	—	854	—	2,397
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$246,481	$181,918	$327,947	$472,320
Net income	$246,481	$181,064	$327,947	$469,923
Change in unrealized gains (losses) on cash flow hedges, net of tax	(3,364)	2,001	(1,276)	4,835
Change in unrealized gains on investments available for sale, net of tax	—	(1,167)	—	(2,623)
Other comprehensive income, net	(3,364)	834	(1,276)	2,212
Comprehensive income	$243,117	$181,898	$326,671	$472,135
Comprehensive (income) loss attributable to noncontrolling interests	—	586	—	1,577
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$243,117	$182,484	$326,671	$473,712

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Income from individually acquired retail installment contracts	$1,025,622	$778,611	$247,011	32%	$2,013,675	$1,454,229	$559,446	38%
Income from purchased receivable portfolios	52,482	105,194	(52,712)	(50)%	121,420	240,475	(119,055)	(50)%
Income from receivables from dealers	1,276	1,727	(451)	(26)%	2,606	2,735	(129)	(5)%
Income from unsecured consumer loans	84,068	14,843	69,225	466%	166,076	14,843	151,233	1,019%
Total interest on finance receivables and loans	$1,163,448	$900,375	$263,073	29%	$2,303,777	$1,712,282	$591,495	35%

Income from individually acquired retail installment contracts increased $247 million, or 32%, from the second quarter of 2013 to the second quarter of 2014, and $559 million, or 38%, from the six months ended June 30, 2013 to the six months ended June 30, 2014, in line with the growth in the average outstanding balance of our portfolio of these contracts by 38% and 44%, respectively.
Income from purchased receivables portfolios decreased $53 million, or 50%, from the second quarter of 2013 to the second quarter of 2014, and $119 million, or 50%, from the six months ended June 30, 2013 to the six months ended June 30, 2014, respectively, due to the continued runoff of the portfolios. The average balance of the portfolios decreased from $3.3 billion and $3.6 billion for the three and six months ended June 30, to $1.4 billion and $1.6 billion for the three and six months ended June 30, 2014, respectively, as we have made no portfolio acquisitions since 2012.
Income from receivables from dealers decreased from prior year in line with the decrease in average outstanding balances as the increase in Chrysler Capital dealer loans was more than offset by the liquidation in December 2013 of a revolving credit facility with a third-party vehicle dealer and lender.
Income from unsecured consumer loans includes interest earned on our unsecured revolving and term consumer loan portfolio, which has grown significantly since we began unsecured originations late in the first quarter of 2013. It also includes accretion of discount on our unsecured revolving consumer loans.
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Leased vehicle income	$218,938	$10,030	$208,908	2,083%	$366,061	$10,030	$356,031	3,550%
Leased vehicle expense	179,135	87,476	172,107	2,449%	299,204	7,028	292,176	4,157%
	$39,803	$3,002	$36,801	1,226%	$66,857	$3,002	$63,855	2,127%

The Company began originating vehicle leases in the first quarter of 2013 due to the Chrysler Capital agreement effective May 1, 2013. Leased vehicle revenue includes customer payments and the accretion of manufacturer incentive payments and discounts, net of amortization of initial direct costs incurred in connection with origination of the leases and amortization of dealer participation. Leased vehicle expense includes depreciation of the leased vehicle and gains and losses on sale of vehicle upon lease termination.
Interest Expense

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Interest expense on notes payable	$114,914	$87,012	$27,902	32%	$230,517	$164,310	$66,207	40%
Interest expense on derivatives	13,400	464	12,936	2,788%	22,243	6,163	16,080	261%
Total interest expense	$128,314	$87,476	$40,838	47%	$252,760	$170,473	$82,287	48%

Interest expense on notes payable increased $28 million, or 32%, from the second quarter of 2013 to the second quarter of 2014, and $66 million, or 40% from the six months ended June 30, 2013 to the six months ended June 30, 2014, less than the growth in average debt outstanding of 43% and 46%, for the three and six months ended June 30, 2014, respectively, due to the more favorable interest rates on our most recent secured structured financings.
Interest expense on derivatives increased from less than $1 million in the second quarter of 2013 to $13 million in the second quarter of 2014, primarily due to $8 million less favorable mark-to-mark adjustments on trading derivatives. and from $6 million for the six months ended June 30, 2013 to $22 million for the six months ended June 30, 2014, primarily due to $9 million less favorable mark-to-market adjustments on trading derivatives, as interest rates moved less favorably on our positions. The remaining increase is due to the increase in notional balance outstanding.
Provision for Loan Losses

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Provision for loan losses on individually acquired retail installment contracts	$527,362	$375,281	$152,081	41%	$1,184,068	$626,922	$557,146	89%
Incremental increase (decrease) in allowance related to purchased receivable portfolios	(8,326)	(7,616)	(710)	9%	(28,512)	(42,064)	13,552	(32)%
Provision for loan losses on receivables from dealers	(112)	1,490	(1,602)	(108)%	(167)	1,490	(1,657)	(111)%
Provision for loan losses on unsecured consumer loans	70,212	39,256	30,956	79%	132,341	39,256	93,085	237%
Provision for loan losses	$589,136	$408,411	$180,725	44%	$1,287,730	$625,604	$662,126	106%

Provision for loan losses on our individually acquired retail installment contracts increased $152 million, or 41%, from the second quarter of 2013 to the second quarter of 2014, primarily due to the increase in net charge off rate from 4.1% to 5.2% as increased competition has made it more difficult for lenders, including us, to price for incremental risk. Provision for loan losses on our individually acquired retail installment contracts increased $557 million, or 89% from the six months ended June 30, 2013 to the six months ended June 30, 2014, primarily driven by portfolio growth as well as an increase in net charge off rate from 4.0% to 5.7%.

We reduced impairment on our purchased receivables for the three and six months ended June 30, 2013 and 2014, as we continue to see performance improve relative to expectations as certain portfolios age.
We began recording provision on receivables from dealers and unsecured consumer loans in the second quarter of 2013 due to our entry into the Chrysler dealer loan business and the unsecured lending business. We released some provision on receivables from dealers during the three and six months ended June 30, 2014 due to the payoff of one of our large Chrysler Capital dealer loans.
Profit Sharing

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Profit sharing	$24,056	$7,564	$16,492	218%	$56,217	$7,564	$48,653	643%

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
Other Income

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Gain on sale of finance receivables and leases	$21,602	$1,272	$20,330	1,598%	$57,416	$1,272	$56,144	4,414%
Servicing fee income	22,099	6,355	15,744	248%	32,504	13,626	18,878	139%
Fees, commissions, and other	95,030	46,782	48,248	103%	184,334	115,640	68,694	59%
Total other income	$138,731	$54,409	$84,322	155%	$274,254	$130,538	$143,716	110%

Average serviced for others portfolio	$7,088,760	$2,710,791	$4,377,969	162%	$6,058,031	$2,579,176	$3,478,855	135%

Total serviced for others portfolio	$7,977,331	$2,228.253	$5,749,078	258%	$7,977,331	$2,072,561	$5,904,770	285%

	June 30,
	2014	2013
	(Dollars in thousands)
SBNA dealer loans	$764,869	$—
SBNA retail installment contracts	1,017,002	1,380,286
SBNA leases	1,077,111	—
Total serviced for related parties	2,858,982	1,380,286
Chrysler Capital securitizations	1,528,072	—
Other third parties	3,590,277	847,967
Total serviced for third parties	5,118,349	847,967
Total serviced for others	$7,977,331	$2,228,253

Gain on sale increased from $1 million for the three and six months ended June 30, 2013 to $22 million and $57 million, respectively, for the three and six months ended June 30, 2014, as the Company made only one bulk asset sale (the first loan sale to Bank of America) in the first six months of 2013 but conducted twelve bulk sales in the first six months of 2014. The 2014 bulk sales included one off-balance sheet securitization, executed in the first quarter, which generated a $32 million gain, and a bulk lease sale to our affiliate, SBNA, in the second quarter, which generated a $5.6 million gain. The remaining gains are attributable to monthly bulk sales each month of the period to Bank of America and each month since March to CBP.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased from $6 million in the second quarter of 2013 to $22 million in the second quarter of 2014, and from $14 million for the six months ended June 30, 2013 to $33 million for the six months ended June 30, 2014, as a result of growth in our average serviced for others portfolio, which more than doubled.
Fees, commissions, and other increased $48 million, or 103%, from the second quarter of 2013 to the second quarter of 2014, primarily due to late charge and other fee income earned from our revolving unsecured portfolio, which has grown significantly since its inception in the second quarter of 2014. Fees, commissions, and other income increased by $69 million, or 59%, from the six months ended June 30, 2013 to the six months ended June 30, 2014, as the impact of growth in portfolio more than offset the $20 million decline in deficiency income (proceeds on loans that were charged off prior to our acquiring them) to an insignificant amount.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salary and benefits expense	$93,689	$75,332	$18,357	24%	$295,604	$137,879	$157,725	114%
Repossession expense	45,648	30,982	14,666	47%	94,079	67,140	26,939	40%
Other operating costs	71,889	64,984	6,905	11%	139,991	115,153	24,838	22%
Total operating expenses	$211,226	$171,298	$39,928	23%	$529,674	$320,172	$209,502	65%

Total operating expenses increased $40 million, or 23%, from the second quarter of 2013 to the second quarter of 2014 driven by the growth in our portfolio. Our efficiency ratio decreased from 19.6% for the second quarter of 2013 to 17.4% for the second quarter of 2014.
Total operating expenses increased $210 million, or 65%, from the six months ended June 30, 2013 to the six months ended June 30, 2014 primarily due to the recording of $123 million in stock compensation expense related to option plans, most of which was recorded upon and in connection with our initial public offering in January 2014. This expense caused our efficiency ratio to increase from 19.1% for the six months ended June 30, 2013 to 22.1% for the six months ended June 30, 2014.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense	$143,643	$104,129	$39,514	38%	$191,684	$256,927	$(65,243)	(25)%
Income before income taxes	390,124	285,193	104,931	37%	519,631	726,850	(207,219)	(29)%

Effective tax rate	36.8%	36.5%			36.9%	35.3%

Our effective tax rate remained relatively flat from 36.5% in the second quarter of 2013 to 36.8% in the second quarter of 2014, and increased from 35.3% for the six months ended June 30, 2013 to 36.9% for the six months ended June 30, 2014. The increase for the six months ended is primarily due to the release in the first quarter of 2013 of a portion ($5.6 million) of a valuation allowance established in 2012 for capital loss carryforwards for which we did not have a plan to recognize offsetting capital gains, enabling recognition of the losses before their expiration in 2017, as compared to a $6.7 million increase in this allowance in 2014.
Other Comprehensive Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Increase (decrease) in unrealized gains (losses) on cash flow hedges, net of tax	$(3,364)	$2,001	$(5,365)	(268)%	$(1,276)	$4,835	$(6,111)	(126)%
Increase (decrease) in unrealized gains on investments available for sale, net of tax	—	(1,167)	1,167	(100)%	—	(2,623)	2,623	(100)%
Other comprehensive income (loss), net	$(3,364)	$834	$(4,198)	(503)%	$(1,276)	$2,212	$(3,488)	(158)%

The negative changes in our unrealized gains (losses) on cash flow hedges for the three and six months ended June 30, 2014 as compared to the positive changes for the three and six months ended June 30, 2013 were driven by interest rate changes.
The unrealized gains on our investments decreased in the three and six months ended June 30, 2013 as the bonds continued to amortize. The bonds were paid off in August 2013.
Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 85% of our portfolio as of June 30, 2014. We record an allowance for loan losses to cover expected losses on our individually acquired retail installment contracts and other loans and receivables. For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording a provision for loan losses only if performance is worse than expected at purchase.

	June 30, 2014
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Unpaid principal balance	$23,675,889	$1,272,807	$24,948,696	$85,885	$1,448,709
Loan loss allowance	(2,668,587)	(197,844)	(2,866,431)	(923)	(212,954)
Discount	(659,154)	(13,679)	(672,833)	—	(3,067)
Capitalized origination costs and fees	35,169	—	35,169	232	949
Net carrying balance	$20,383,317	$1,061,284	$21,444,601	$85,194	$1,233,637
Allowance and discount as a percentage of unpaid principal balance	11.3%	15.5%	11.5%	1.1%	14.7%

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivable Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Unpaid principal balance	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778
Loan loss allowance	(2,132,634)	(226,356)	(2,358,990)	(1,090)	(179,350)
Discount	(573,462)	(81,216)	(654,678)	—	(32,831)
Capitalized origination costs	33,936	—	33,936	—	592
Net carrying balance	$18,566,121	$1,653,488	$20,219,609	$94,745	$954,189
Allowance and discount as a percentage of unpaid principal balance	10.0%	11.5%	10.2%	1.1%	15.4%
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
The following is a summary of retail installment contracts held for investment that are (i) 31-60 days delinquent and (ii) more than 60 days delinquent but not yet in repossession:

	June 30, 2014				December 31, 2013
	Retail Installment Contracts Held for Investment		Unsecured Consumer Loans		Retail Installment Contracts Held for Investment		Unsecured Consumer Loans
	Dollars (in thousands)	Percent (1)	Dollars (in thousands)	Percent (1)	Dollars (in thousands)	Percent (1)	Dollars (in thousands)	Percent (1)
Principal 31-60 days past due	$2,023,330	8.1%	$45,382	3.1%	$2,050,688	8.8%	$28,102	2.4%
Delinquent principal over 60 days	896,577	3.6%	119,443	8.2%	1,037,013	4.5%	65,360	5.6%
Total delinquent contracts	$2,919,907	11.7%	$164,825	11.4%	$3,087,701	13.3%	$93,462	8.0%

(1)	Percent of unpaid principal balance

All of our receivables from dealers and all of our retail installment contracts held for sale were current as of June 30, 2014 and December 31, 2013.
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Principal outstanding at period end	$24,948,696	$1,448,709	$21,361,828	$387,880
Average principal outstanding during the period	$24,546,271	$1,267,853	$19,667,351	$103,618
Number of receivables outstanding at period end	1,448,472	1,694,161	1,601,214	523,312
Average number of receivables outstanding during the period (1)	1,608,875	1,657,908	1,553,517	137,302
Number of repossessions (1)	106,375	n/a	80,434	n/a
Number of repossessions as a percent of average number of receivables outstanding	13.22%	n/a	10.36%	n/a
Net losses	$686,957	$98,737	$400,785	$6
Net losses as a percent of average principal amount outstanding (2)	5.60%	15.58%	4.08%	0.01%

(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.

(2)	The percentages for the six months ended June 30, 2014 and 2013 are annualized and are not necessarily indicative of a full year’s actual results.
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

The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	June 30, 2014		December 31, 2013
	(Dollars in thousands)
Never deferred	$18,484,279	74.1%	$17,532,461	75.6%
Deferred once	3,549,846	14.2%	2,935,099	12.7%
Deferred twice	1,477,505	5.9%	1,356,957	5.8%
Deferred 3 - 4 times	1,366,444	5.5%	1,311,791	5.7%
Deferred greater than 4 times	70,622	0.3%	63,033	0.3%
Total	$24,948,696		$23,199,341
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
If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, or an extension of the maturity date. The servicer also may grant concessions on our unsecured consumer loans in the form of principal or interest rate reductions or payment plans. The following is a summary of the principal balance as of June 30, 2014 and December 31, 2013 of loans that have received these modifications and concessions:

	June 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Temporary reduction of monthly payment	$1,046,477	$—	$1,040,917	$—
Bankruptcy-related accounts	126,137	8,615	130,369	1,792
Extension of maturity date	109,673	—	116,039	—
Interest rate reduction	113,104	10,925	92,329	6,599
Other	46,227	—	48,058	—
Total modified loans	$1,441,618	$19,540	$1,427,712	$8,391

A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	June 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Total TDR principal	$3,151,614	$19,540	$2,604,351	$8,391
Accrued interest	85,218	—	70,965	—
Discount	(87,743)	(58)	(70,321)	(274)
Origination costs	4,682	18	4,161	5
Outstanding recorded investment	3,153,771	19,500	2,609,156	8,122
Allowance for loan losses	(551,767)	(6,040)	(475,128)	(2,345)
Outstanding recorded investment, net of allowance	$2,602,004	$13,460	$2,134,028	$5,777
A summary of the principal balance on our performing and nonperforming TDRs as of the dates indicated is as follows:

	June 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Current	$2,171,354	13,008	$1,690,893	$6,120
31-60 days past due	635,787	972	556,489	875
Greater than 60 days past due (non-performing)	344,473	5,560	356,969	1,396
Total TDRs	$3,151,614	$19,540	$2,604,351	$8,391
As of June 30, 2014 and December 31, 2013, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.
Liquidity and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations primarily through securitization in the ABS market and committed credit lines from third-party banks and Santander. In addition, we utilize large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $3.1 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
In the first six months of 2014, our origination volume increased to a company-record production of over $14 billion. We are executing more frequent securitization transactions, as well as continuing to add additional credit facilities and flow agreements, to fund the increased origination volume from our Chrysler Capital and unsecured lending business.

As of June 30, 2014, our revolving credit facilities consisted of the following:

	June 30, 2014
	(Dollars in thousands)
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line (a)	July 2014	$109,461	$500,000	2.05%	$158,591	$172
Warehouse line	Various (b)	552,268	1,235,038	1.14%	816,330	25,768
Warehouse line (c)	January 2016	1,318,088	4,550,000	1.15%	1,756,086	35,685
Warehouse line	December 2015	464,037	2,000,000	2.18%	570,306	11,993
Warehouse line	July 2015	153,515	500,000	1.64%	191,391	7,532
Warehouse line (d)	September 2015	196,880	200,000	1.97%	290,043	12,054
Repurchase facility (e)	Various	747,342	747,342	1.52%	844,305	—
Warehouse line	December 2015	495,765	750,000	0.91%	675,143	10,083
Warehouse line (f)	November 2016	175,000	175,000	1.71%	—	—
Warehouse line (g)	March 2015	250,594	250,594	0.99%	296,929	—
Total facilities with third parties		4,462,950	10,907,974		5,599,124	103,287
Lines of credit with Santander and related subsidiaries (h):
Line of credit	December 2016	500,000	500,000	2.45%	1,623	—
Line of credit	December 2018	—	500,000	0.25%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.26%	—	—
Line of credit	December 2018	750,000	1,750,000	2.59%	187,555	—
Line of credit	March 2017	300,000	300,000	1.70%	—	—
Total facilities with Santander and related subsidiaries		3,300,000	4,800,000		189,178	—
Total revolving credit facilities		$7,762,950	$15,707,974		$5,788,302	$103,287

(a)	In July 2014, the maturity date of this facility was extended to June 2015.

(b)	As of June 30, 2014, half of the outstanding balance on this facility was scheduled to mature in March 2015 and half in March 2016.

(c)
This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance. In July 2014, the committed amount was reduced to $4.3 billion and the maturity date was extended to June 2016.

(d)	This line is held exclusively for unsecured consumer term loans.

(e)
The repurchase facility is also collateralized by securitization notes payable retained by the Company. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.

(f)	This line is collateralized by residuals retained by the Company.

(g)	This line is collateralized by securitization notes payable retained by the Company.

(h)	These lines are also collateralized by bonds and residuals we retained from our own securitizations. As of June 30, 2014, $1.6 billion of the outstanding balances on credit facilities were unsecured.

Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. As of June 30, 2014, our secured structured financings consisted of the following:

	June 30, 2014
	(Dollars in thousands)
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$333,148	$3,671,749	1.04%-1.44%	$641,669	$142,992
2011 Securitizations	October 2015 - September 2017	653,968	4,693,289	1.21%-2.80%	1,038,660	157,307
2012 Securitizations	November 2017 - December 2018	3,088,855	8,023,840	0.92%-1.68%	3,899,764	355,658
2013 Securitizations	January 2019 - January 2021	4,338,610	6,689,700	0.89%-1.59%	5,295,330	348,040
2014 Securitizations	April 2020 - August 2020	3,706,441	4,100,000	1.63%-1.72%	4,385,840	236,269
Public securitizations		12,121,022	27,178,578		15,261,263	1,240,266
2010 Private issuances	June 2011	209,128	516,000	1.29%	338,513	9,538
2011 Private issuances	December 2018	1,222,065	4,856,525	1.46%-1.80%	1,652,724	56,942
2012 Private issuances	May 2016	14,962	70,308	1.07%	20,177	1,874
2013 Private issuances	September 2018 - September 2020	2,411,661	2,693,754	1.13%-1.38%	3,249,917	89,031
2014 Private issuances	March 2018 - August 2021	2,412,822	2,680,379	1.09%-1.85%	2,965,196	112,116
Privately issued amortizing notes		6,270,638	10,816,966		8,226,527	269,501
Total secured structured financings		$18,391,660	$37,995,544		$23,487,790	$1,509,767

(a)
In July 2014, we executed clean-up calls on one 2010 securitization and one 2011 securitization, and provided notice of our intent to execute clean-up call on an additional 2010 securitization and an additional 2011 securitization effective on the August 2014 distribution date.

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America and Citizens Bank of Pennsylvania for Chrysler Capital retail installment contracts and with SBNA for Chrysler Capital consumer vehicle leases and dealer loans.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
With the addition of a new lender during the second quarter of 2014, we currently have lending relationships with thirteen third party banks. Warehouse lines are used to fund new originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Our warehouse lines generally are backed by auto retail installment contracts and, in the case of the Chrysler Capital dedicated facility described below, leases. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. We maintain daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with our liquidity needs.
Our warehouse lines generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for two of our warehouse lines, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurs under one of these agreements, the lenders could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict our ability to obtain additional borrowings under the agreement, and/or remove us as servicer. None of our warehouse lines currently have any ratios above their limits, and we have never had a warehouse line terminated due to failure to comply with any ratio or a failure to meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted warehouse line.
We have a credit facility with seven banks providing an aggregate commitment of $4.3 billion for the exclusive use of providing short-term liquidity needs to support Chrysler retail financing. The facility can be used for both loan and lease financing (with lease financing comprising no more than 50% of the outstanding balance upon advance). The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
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
Santander Credit Facilities
Santander historically has provided, and continues to provide our business with significant funding support in the form of committed credit facilities. Through its New York branch, Banco Santander, S.A. provides us with $4.5 billion of long-term committed revolving credit facilities. Under an agreement entered into on March 6, 2014, SHUSA provides us with an additional $0.3 billion of committed revolving credit, collateralized by residuals retained on our own securitizations. The fundings through the New York branch and through SHUSA are collectively known as the “Santander Credit Facilities.”
The facilities offered through the New York branch are structured as three and five year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to allow us to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts as well as securitization notes payables and residuals by the Company. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
There was an average outstanding balance of approximately $3.9 billion and $2.5 billion under the Santander Credit Facilities during the six months ended June 30, 2014 and 2013, respectively. The maximum outstanding balance during each period was $4.6 billion and $3.7 billion, respectively.
Santander also has provided a $500 million letter of credit facility with a maturity date of December 31, 2014 that we can use as credit enhancement to support increased borrowings on certain third-party credit facilities. We have not used this facility since December 2012. Santander affiliates also serve as the counterparty for many of our derivative financial instruments.
Secured Structured Financings
We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, we did not issue

ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS since 2011, and have issued a total of over $30 billion in retail auto ABS since 2010.
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
We have completed three securitizations year-to-date in 2014, in addition to executing six subordinate bond transactions to fund residual interests from existing securitizations. We currently have 26 securitizations outstanding in the market with a cumulative ABS balance of approximately $13 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire new loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateralization pool balance reaches 10% of its original balance.
We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases. As of June 30, 2014, the Company had private issuances of notes backed by vehicle leases totaling approximately $1.4 billion.
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
We have a flow agreement with Bank of America whereby we are committed to sell a contractually determined amount of eligible loans to Bank of America on a monthly basis. The amount sold monthly is up to $300 million and varies depending on the amount and credit quality of eligible current month originations and prior month sales. The agreement extends through May 31, 2018. For loans sold, we retain the servicing rights at contractually agreed upon rates. We also will receive or pay a servicer performance payment if net credit losses on the sold loans are lower or higher, respectively, than expected net credit losses at the time of sale. These servicer performance payments are limited to a percentage of principal balance sold or expected losses at time of sale and are not expected to be significant to our total servicing compensation from the flow agreement. For the three and six months ended June 30, 2014, the Company sold approximately $827 million and $1.5 billion of loans under this agreement, respectively.

We have a flow agreement with SBNA whereby we provide the bank with the first right to review and assess dealer lending opportunities and, if the bank elects, to provide the proposed financing. We provide servicing on all loans originated under this arrangement. We also will receive or pay a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. As of June 30, 2014, SBNA held approximately $456 million of dealer loans originated under this agreement. Servicer performance payments earned for the three and six months ended June 30, 2014 totaled approximately $1.3 million and $1.7 million.
In February 2014, we entered into a flow agreement with SBNA whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications. We may review any applications declined by SBNA for our own portfolio. We provide servicing and receive an origination fee on all leases originated under this agreement. As of June 30, 2014, approximately $732 million of leases had been originated under this agreement, of which approximately $48 million are subject to an indemnification agreement whereby the Company will reimburse SBNA for any credit or residual losses on the covered leases.
In May 2014, we entered into a flow agreement with Citizens Bank of Pennsylvania whereby Citizens has committed to purchase up to $600 million per quarter of prime Chrysler Capital originations over the next three years.    The minimum commitment is $250 million per quarter for the first four quarters and $400 million per quarter thereafter. Year-to-date we have sold $859 million to Citizens under terms of this flow agreement and predecessor purchase agreements.
Off-Balance Sheet Financing
During the fourth quarter of 2013 and the first quarter of 2014, we executed a total of three Chrysler Capital-branded securitizations, all of which were executed under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations were issued to third parties, we recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from our consolidated balance sheets. We intend to execute similar transactions in the future.
As of June 30, 2014, substantially all of the dealer floorplan loans originated under Chrysler Capital were held by our affiliate, SBNA, under the terms of either of two agreements, a flow agreement entered into in June 2013 and a sale agreement entered into in August 2013. In November 2013, we entered into an additional sale agreement to sell substantially all of the non-floorplan dealer loans to SBNA.
Cash Flow Comparison
We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of retail installment contracts. Our financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Net cash provided by operating activities	$1,908,817	$739,263
Net cash used in investing activities	$(4,677,623)	$(4,238,658)
Net cash provided by financing activities	$2,804,188	$3,429,626
Cash Provided by Operating Activities
For the six months ended June 30, 2014, net cash provided by operating activities of $1.9 billion consisted of net income of $328 million, adjustments for non-cash items of $1.3 billion, net proceeds from sales and repayments of loans held for sale of $2.4 billion, and changes in working capital of $326 million, partially offset by net originations of loans held for sale of $2.4 billion. Adjustments for non-cash items consisted primarily of $1.3 billion in provision for credit losses and $123 million in stock compensation expense. Changes in working capital primarily consisted of a $438 million decrease in federal, state, and other income taxes payable, driven by a $375 million refund received for overpayment of 2013 estimated taxes.
For the six months ended June 30, 2013, net cash provided by operating activities of $739 million consisted of net income of $470 million, adjustments for non-cash items of $334 million and net proceeds from sales and repayments of loans held for sale of $162 million, partly offset by originations of loans held for sale of $253 million. Adjustments for non-cash items consisted primarily of $626 million in provision of credit losses, partly offset by $157 million in accretion of discount and capitalized origination costs and $108 million deferred tax benefit.
Cash Used in Investing Activities
For the six months ended June 30, 2014, net cash used in investing activities of $4.7 billion primarily consisted of $10.5 billion in loan and lease originations and net balance increases on revolving lines, partially offset by $4.6 billion in collections, $1.1 billion in proceeds from asset sales, and $499 million in manufacturer incentives received. Net cash used in investing activities also includes a $444 million increase in restricted cash.
For the six months ended June 30, 2013, net cash used in investing activities of $4.2 billion primarily consisted of $8.0 billion in loan and lease originations and net balance increases on revolving lines, partially offset by $4.2 billion in collections. Net cash used in investing activities also includes the $150 million upfront fee paid to Chrysler and a $193 million increase in restricted cash.
Cash Provided by Financing Activities
For the six months ended June 30, 2014, net cash provided by financing activities of $2.8 billion was driven by net proceeds on new secured structured financings exceeding payments on secured structured financings by $3.2 billion, partly offset by $337 million in net paydowns on credit facilities and a $52 million dividend.
For the six months ended June 30, 2013, net cash provided by financing activities of $3.4 billion was driven by net advances of $3.2 billion on credit facilities, in addition to proceeds on new secured structured financings exceeding payments on secured structured financings by $507 million. Additionally, $48 million was received from SHUSA as a capital contribution pursuant to the shareholders agreement in force at the time between SCUSA and certain of its shareholders, and the Company paid a $290 million dividend.
Contingencies and Off-Balance Sheet Arrangements
Litigation
We recently received a civil subpoena from the U.S. Department of Justice (DOJ) under FIRREA requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. We are cooperating with this request.
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
In March 2013, we entered into certain agreements with LendingClub under which we have the option to purchase up to 25% of LendingClub’s total originations for a term of three years. In July 2013, we entered into certain additional agreements with LendingClub under which we are committed to purchase at least the lesser of $30 million per month or 75% of the lending platform company’s near-prime originations through July 2015, and the lesser of $30 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or cancelled with 90 days’ notice. In April 2014, we entered into certain additional agreements with LendingClub, whereby we have the first opportunity to review for our own portfolio applications that do not meet either the public credit policy or custom credit policy facilitated by Lending Club's platform.
In April 2013, we entered into certain agreements with Bluestem. The terms of the agreements include a commitment by us to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, we have not recorded an allowance for unfunded commitments. We are required to make a monthly profit-sharing payment to Bluestem.
In April 2014, we entered into an application transfer agreement with Nissan, whereby the Company has the first opportunity to review for its own portfolio any credit applications turned down by Nissan's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.
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

In May 2014, we entered into a flow agreement with Citizens Bank of Pennsylvania whereby Citizens is committed to purchase up to $600 million per quarter of Chrysler Capital prime loans from us over the next three years. The Company retains servicing on loans sold under this and predecessor sale agreements and will owe CBP a loss-sharing payment capped to 0.50% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis.
Credit Enhancement Arrangements
In connection with the sale of retail installment contracts to securitization trusts, we have made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require us to repurchase loans previously sold. As of June 30, 2014, we had no repurchase requests outstanding.
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
Risk Management Framework

SCUSA has established a risk governance structure that assigns responsibility for risk management among front-line business personnel, an independent risk management function, and internal audit. According to this model, business owners maintain responsibility for identifying and mitigating the risks generated through their business activities. The Chief Risk Officer ("CRO"), who reports to the Chief Executive Officer ("CEO") and is independent of any business line, is responsible for developing and maintaining a risk framework that ensures risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company.
The CRO also reports to the Board Enterprise Risk Committee (“BERC”), which has been established by the Board of Directors ("the Board") and charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. The BERC is principally composed of the executive management team representing the different risk areas and business units who are appointed by the CEO.
The BERC meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the BERC are individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing us and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance, legal and other general business conditions. A comprehensive risk report is submitted to the BERC each quarter providing management’s view of our risk position provided by the CRO.
In addition to the Board and BERC, the CEO and CRO delegate risk responsibility to management committees. These committees include: Asset Liability Committee ("ALCO"), Pricing and Credit Risk and Allowance for Loan and Lease Losses.  The CRO participates in each of these committees. Additionally, the Company has established an enterprise risk management ("ERM") function to coordinate risk management activities. ERM has developed a Risk Tolerance Statement, which is approved by the Board and details the types of risk and size of risk-taking activities permissible in the course of executing business strategy.
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
The variable rates on the borrowings under our revolving credit facilities are indexed to LIBOR or commercial paper rates and fluctuate periodically based on movements in those indexes. We sometimes use interest rate swap agreements to convert the variable rate exposures on these borrowings to a fixed rate, thereby mitigating our interest rate exposure. Interest rate swap agreements purchased by us do not impact the contractual cash flows to be paid to the creditor. The counterparty for most of our interest rate swaps is Santander or one of its affiliates. As of June 30, 2014, the notional value of our hedges with Santander and affiliates was approximately $8.9 billion.
In our public and Rule 144A securitization transactions, we transfer fixed rate to trusts that, in turn, issue fixed or floating rate securities to investors. The interest rate demanded by investors in our securitization transactions and other secured financings depends on the general interest rate environment and prevailing interest rate spreads for securitizations. We are able to obtain attractive interest rate spreads on our securitizations due to among other factors: (i) the credit quality of the receivables in the trusts; (ii) the historical credit performance of similar pools of our receivables; (iii) the significant expansion of our securitization investor base since 2010; (iv) the historical lack of defaults in auto ABS; (v) the structure of our securitizations (with first losses going to the equity residual generally retained by us); and (vi) our obtaining of ratings from at least two ratings agencies on each securitization.
We are, in certain circumstances, required to hedge our interest rate risk on our secured structured financings and the borrowings under our revolving credit facilities, and we use both interest rate swaps and interest rate caps to satisfy these requirements. We currently hold purchased interest rate caps and offsetting sold interest rate caps related to several of our secured structured financings and to our Chrysler retail financing facility. Although the interest rate caps are purchased by these financing facilities, cash outflows from the facilities ultimately impact our retained interests in the secured structured financings as cash expended by the facilities will decrease the ultimate amount of cash to be received by us. Therefore, we may simultaneously sell a corresponding interest rate cap to offset the premium paid to purchase the interest rate cap. The fair values of our interest rate cap agreements purchased and sold net to an immaterial value in our financial statements and have an immaterial earnings impact comprised solely of their execution cost. The counterparties for certain of our interest rate caps and related options are affiliates of Santander. As of June 30, 2014, the notional value of our caps and options with these affiliates was approximately $5.7 billion.
Our Board of Directors requires that we closely monitor and manage the amount of our interest rate risk exposure. We monitor our interest rate risk by conducting sensitivity analyses that include parallel shifts in prevailing interest rates. As of June 30, 2014, the impact of a hypothetical 100 basis point parallel increase in the interest rate curve on our net interest income and our economic net worth was a decrease of $46.5 million and $80.0 million, respectively. We assess interest rate risk by monitoring the repricing gap by maturity date of our interest-bearing assets and liabilities to ensure appropriate duration matching.
The following table provides information about maturities of our interest rate-sensitive financial instruments by expected maturity date as of June 30, 2014:

	1M	3M	6M	12M	2 Y	3 Y	4 Y	5 Y	>5 Y
	(Dollars in thousands)
Total assets	$974	$1,811	$2,579	$4,985	$7,437	$5,956	$1,351	$262	$327
Total liabilities	14,779	1,264	1,396	2,146	3,492	2,181	833	64	—
Net swaps	8,770	(325)	(556)	(1,467)	(3,371)	(2,293)	(715)	(45)	—
Repricing gap	$(5,035)	$222	$627	$1,372	$574	$1,482	$(197)	$153	$327
Cumulative gap	$(5,035)	$(4,813)	$(4,186)	$(2,814)	$(2,240)	$(758)	$(955)	$(802)	$(475)
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
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to continue to grow our business through the funding of new originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of June 30, 2014, we had thirteen);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of June 30, 2014, Santander and affiliates provided 13% of our funding);

•	that no more than 35% of our debt mature in the next six and twelve months (as of June 30, 2014, only 5% and 11%, respectively, of our debt is scheduled to mature in these timeframes);

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of June 30, 2014, we had twelve-month rolling unused capacity of over $10 billion); and

•
that we maintain a minimum liquidity ratio, defined as our short-term assets divided by our short-term liabilities, of at least 70% over periods of one, three, six, and twelve months (as of June 30, 2014, our minimum liquidity ratio was 85%, 87% , 98%, and 112% over these respective periods).

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
Operational and Technological Risk
We are exposed to loss that occurs in the process of carrying out our business activities. These relate to failures arising from inadequate or failed processes, failures in our people or systems, or from external events. Our operational risk management program encompasses risk event reporting, analysis, and remediation; key risk indicator monitoring; and risk profile assessments.
A significant operational error related to distribution of principal on a securitization occurred in the second quarter. Principal payments that should have been made pro rata to the Class A-2-A and Class A-2-B notes of the Santander Drive Auto Receivables Trust 2013-5 transaction instead were made solely to Class A-2-A notes on two consecutive monthly distribution dates. This transaction was our first securitization in several years that featured a class of notes with subclasses that were to receive principal payments pro rata. To correct the error, we amended the transaction documents to allow for a deposit of approximately $71 million to the Trust for distribution to the Class A-2-B noteholders. This action, which had no material impact on our consolidated results of operations, brought the respective note balances of the Class A-2-A and Class A-2-B notes into parity and increased overcollateralization on the transaction. Additionally, we have implemented enhanced processes and controls to ensure payment distributions accurately reflect the legal documentation and transaction structure going forward.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Further, we may become involved from time to time in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, CFPB, DOJ, the SEC, the Federal Trade Commission and various state regulatory agencies regarding our operations.  Currently, such proceedings include a civil subpoena from DOJ under FIRREA requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Investigations, proceedings or information-gathering requests that we are, or may become, involved in may result in adverse consequences including, without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

Item 1A.	Risk Factors.
The Company is subject to a number of risks that could materially and adversely affect our business, financial condition and results of operations in addition to other possible adverse consequences. The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company's business previously disclosed in Part I, Item 1A, Risk Factors, on pages 20-36 of the Company's 2013 Annual Report on Form 10-K. The risk factors discussed below do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
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

the inherent uncertainty regarding general economic conditions;

our ability to obtain adequate financing for our expansion plans;

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

The loans and leases originated through Chrysler Capital are expected to provide us with a significant portion of our projected growth over the next several years. Our ability to realize the full strategic and financial benefits of our relationship with Chrysler depends in part on the successful development of our Chrysler Capital business, which will require a significant amount of management’s time and effort. If we are unable to realize the expected benefits of our relationship with Chrysler, or if the Chrysler Agreement were to terminate, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy, which would negatively impact our future growth.

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

As of June 30, 2014, over 85% of our vehicle consumer loans and over 72% of our unsecured consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels, and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless will experience higher default rates than a portfolio of obligations of prime obligors. In the event of such a default on an auto loan, generally the most practical alternative is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables. We repossessed 106,375 vehicles, incurring $687 million in net losses, during the six months ended June 30, 2014, of which 101,435 repossessions and $651 million of net losses were on nonprime receivables. We experienced a default rate of 6.3% for nonprime receivables and 2.0% for prime receivables during the six months ended June 30, 2014.

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
*Our information technology may not support our future volumes and business strategies.
We rely on our proprietary origination and servicing platforms that utilize database-driven software applications, including nearly 20 years of internal historical credit data and extensive third-party data, to continuously adapt our origination and servicing operations to evolving consumer behavior, new vehicle finance and consumer loan products and third party purchaser requirements. We employ an extensive team of engineers, information technology analysts, and website designers to ensure that our information technology systems remain on the cutting edge. However, due to the continued rapid changes in technology, there can be no assurance that our information technology solutions will continue to be adequate for the business or to provide a competitive advantage.
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

We maintain an allowance for loan losses, established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our originated loan portfolio. For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. Our allowance for loan losses as of June 30, 2014 is $3.1 billion, or 11.6% of outstanding principal balance. The determination of the appropriate level of the allowance for loan losses, and nonaccretable difference inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for loan losses. Some of our planned growth is in lending areas other than vehicle loans, and we are not experienced in estimating loan and credit losses in those other areas. In addition, if net chargeoffs in future periods exceed the allowance for loan losses, we will need to make additional provisions to increase the allowance for loan losses. There is no accurate method for predicting loan and credit losses, and we cannot assure you that our loan loss allowance will be sufficient to cover actual losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on us.
*Our profitability and financial condition could be materially adversely affected if the value of used cars declines, resulting in lower residual values of our vehicle leases and lower recoveries in sales of repossessed vehicles.
General economic conditions, the supply of off-lease and other used vehicles to be sold, new vehicle market prices and marketing programs, vehicle brand image and strength, perceived vehicle quality, general consumer preference and confidence levels, seasonality, overall price and volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices and thus the residual value of our leased vehicles and the amount we recover in remarketing repossessed vehicles. We expect our financial results to be more sensitive to used auto prices as leases become a larger part of our business.
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

The documents that govern our secured structured financings also contain cumulative net loss ratio limits on the receivables included in each securitization trust. If, at any measurement date, a cumulative net loss trigger with respect to any financing were to exceed the specified limits, provisions of the financing agreements would increase the level of credit enhancement requirements for that financing and redirect all excess cash to the holders of the ABS. During this period, excess cash flows, if any, from the facility would be used to fund the increased credit enhancement levels rather than being distributed to us. Once an impacted trust reaches the new requirement, we would return to receiving a residual distribution from the trust.

*Future significant loan, lease, or unsecured consumer loan repurchase requirements could harm our profitability and financial condition.
We have repurchase obligations in our capacity as servicer in securitizations and whole-loan sales. If a servicer breaches a representation, warranty, or servicing covenant with respect to the loans sold, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser or otherwise compensate one or more classes of investors for losses caused by the breach. If significant repurchases of assets or other payments are required under our responsibility as servicer, it could have a material adverse effect on our financial condition, liquidity, and results of operations. As we have increased the number of loans sold, the potential impact of such repurchases has increased.

*We apply financial leverage to our operations, which may materially adversely affect our business, results of operations, and financial condition.

We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 88% as of June 30, 2014. Although our total borrowings are restricted by covenants in our credit facilities and market conditions, our Board of Directors may change our target borrowing levels at any time without the approval of our stockholders. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.

*Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness. At June 30, 2014 and December 31, 2013, we had approximately $26.2 billion and $23.3 billion, respectively, in principal amount of indebtedness outstanding (including approximately $24.6 billion and $22.2 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted approximately 11% of our total net finance and other interest income, net of leased vehicle expense, for the six months ended June 30, 2014.

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

Additionally, certain of our credit facilities contain minimum tangible net worth requirements or key man provisions.

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

In addition, certain of our funding arrangements may require us to make payments to third parties if losses exceed certain thresholds, including, for example, our flow agreements with Bank of America, CBP and SBNA and arrangements with certain third-party loan originators of loans that we purchase on a periodic basis.
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
Regulatory Risks
*We operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business.
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
These laws and their implementing regulations include, among others, usury laws, Anti-Money Laundering requirements (Bank Secrecy Act and USA PATRIOT Act), ECOA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Privacy Regulations (Gramm-Leach Bliley Act and Right to Financial Privacy Act), Electronic Funds Transfer Act, Servicemembers’ Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery and Enforcement Act, and requirements related to unfair, deceptive, or abusive acts or practices.
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
*We are subject to certain banking regulations that limit our business activities, including our ability to pay dividends and enter into certain business transactions without the approval of the Federal Reserve.
Because our largest shareholder, SHUSA, is a bank holding company and because we provide third-party services to banks, we are subject to certain banking regulations, including oversight by the Federal Reserve, the Office of the Comptroller of the Currency, Consumer Financial Protection Bureau and the Bank of Spain. Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over bank holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict SHUSA from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity.  This power includes the authority to prohibit or limit the payment of dividends if, in the Federal Reserve’s opinion, such payment would constitute an unsafe or unsound practice. Moreover, certain banks and bank holding companies, including SHUSA, are required to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis, and to receive a notice of non-objection to the plan from the Federal Reserve before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. Due to the Federal Reserve's rejection in March 2014 of SHUSA's capital plan, we currently are prohibited from paying dividends until either the Federal Reserve issues a non-objection to SHUSA's next capital plan submission or a non-objection to a planned dividend payment. There can be no assurance when SHUSA will submit a revised capital plan, or whether or when the Federal Reserve will accept SHUSA’s capital plan. In addition, we expect to incur higher costs than originally anticipated in connection with ensuring compliance with, and assisting SHUSA in, the CCAR process. The suspension ofourability to pay dividends or other limitations placed on SCUSA by the Federal Reserve or any other regulator and additional costs associated with regulatory compliance could have a material adverse effect on usA and the trading price of our common stock.
The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit, and has the authority to approve or disallow acquisitions or other activities we may contemplate, which may limit our future growth plans. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.
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
Risks Related to Our Common Stock
*The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•general market conditions;
•domestic and international economic factors unrelated to our performance;
•actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance or ability to pay dividends;

•	downgrades in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.

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
In addition, the Shareholders Agreement provides the directors nominated by SHUSA with approval rights over certain specific material actions taken by us, provided certain minimum share ownership thresholds are maintained. These material actions include changes in material accounting policies, changes in material tax policies or positions and changes in our principal line of business.

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
Name: Thomas G. Dundon
Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas G. Dundon	Chairman and Chief Executive Officer	August 7, 2014
Thomas G. Dundon	(Principal Executive Officer)
/s/ Jason Kulas	President and Chief Financial Officer	August 7, 2014
Jason Kulas	(Principal Financial and Accounting Officer)