Form 10-Q
period 2014-09-30
Santander Consumer USA Holdings Inc.
filed 2014-11-04
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock ($0.01 par value)	348,982,438 shares

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

•
we are subject to certain bank regulations, including oversight by the Office of the Comptroller of the Currency (the “OCC”), the Consumer Financial Protection Bureau (“CFPB”), the Bank of Spain, and the Federal Reserve, which oversight and regulation may limit certain of our activities, including the timing and amount of dividends and other limitations on our business; and

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
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$43,889	$10,531
Receivables held for sale	91,153	82,503
Retail installment contracts held for investment, net	21,319,080	20,219,609
Unsecured consumer loans, net	1,340,283	954,189
Restricted cash	1,989,434	1,563,613
Receivables from dealers, held for investment, net	97,178	94,745
Accrued interest receivable	352,473	319,157
Leased vehicles, net	4,414,008	2,023,433
Furniture and equipment, net of accumulated depreciation of $54,772 and $58,117, respectively	29,274	25,712
Federal, state and other income taxes receivable	119,397	372,338
Deferred tax asset	143,524	197,041
Goodwill	74,056	74,056
Intangible assets	53,935	54,664
Capital lease receivables, net	45,588	—
Other assets — $20,573 and $817 due from affiliates, respectively	528,020	410,305
Total assets	$30,641,292	$26,401,896
Liabilities and Equity
Liabilities:
Notes payable — credit facilities, $3,350,000 and $3,650,000 to affiliates, respectively	$8,390,080	$8,099,773
Notes payable — secured structured financings	18,444,397	15,195,887
Accrued interest payable — $7,425 and $11,563 to affiliates, respectively	25,777	26,512
Accounts payable and accrued expenses — $39,529 and $39,772 to affiliates, respectively	304,578	283,106
Federal, state and other income taxes payable	91,460	7,623
Other liabilities — zero and $3,163 to affiliates, respectively	81,787	102,163
Total liabilities	27,338,079	23,715,064
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
348,984,592 and 346,763,261 shares issued and 348,981,438 and 346,760,107 shares outstanding, respectively	3,490	3,468
Additional paid-in capital	1,551,413	1,409,463
Accumulated other comprehensive income (loss)	4,556	(2,853)
Retained earnings	1,743,754	1,276,754
Total stockholders’ equity	3,303,213	2,686,832
Total liabilities and equity	$30,641,292	$26,401,896
See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest on finance receivables and loans	$1,177,828	$1,011,492	$3,481,605	$2,723,774
Leased vehicle income	263,148	50,099	629,209	60,129
Other finance and interest income	2,512	1,029	3,636	5,870
Total finance and other interest income	1,443,488	1,062,620	4,114,450	2,789,773
Interest expense — Including $30,877, $38,935, $101,956, and $64,479 to affiliates, respectively	129,135	120,589	381,895	291,062
Leased vehicle expense	200,397	41,485	499,601	48,513
Net finance and other interest income	1,113,956	900,546	3,232,954	2,450,198
Provision for credit losses	769,689	598,201	2,057,419	1,223,805
Net finance and other interest income after provision for credit losses	344,267	302,345	1,175,535	1,226,393
Profit sharing	10,556	27,238	66,773	34,802
Net finance and other interest income after provision for credit losses and profit sharing	333,711	275,107	1,108,762	1,191,591
Investment gains, net	38,015	7,678	95,431	8,950
Servicing fee income	20,547	7,384	53,051	21,010
Fees, commissions, and other	91,399	63,278	275,733	178,918
Total other income	149,961	78,340	424,215	208,878
Salary and benefits expense	88,940	79,293	384,544	217,172
Repossession expense	50,738	36,091	144,817	103,231
Other operating costs	62,228	60,756	202,219	175,909
Total operating expenses	201,906	176,140	731,580	496,312
Income before income taxes	281,766	177,307	801,397	904,157
Income tax expense	90,397	65,486	282,081	322,413
Net income	191,369	111,821	519,316	581,744
Noncontrolling interests	—	(576)	—	1,821
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$191,369	$111,245	$519,316	$583,565
Net income	$191,369	$111,821	$519,316	$581,744
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $5,044, $779, $4,324 and $3,723	8,685	986	7,409	5,821
Change in unrealized gains on investments available for sale, net of tax of zero, $368, zero and $1,993	—	(629)	—	(3,252)
Other comprehensive income, net	8,685	357	7,409	2,569
Comprehensive income	$200,054	$112,178	$526,725	$584,313
Comprehensive (income) loss attributable to noncontrolling interests	—	(624)	—	953
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$200,054	$111,554	$526,725	$585,266
Net income per common share (basic)	$0.55	$0.32	$1.49	$1.69
Net income per common share (diluted)	$0.54	$0.32	$1.46	$1.69
Dividends declared per common share	$—	$—	$0.15	$0.84
Weighted average common shares (basic)	348,955,505	346,172,443	348,630,740	346,169,595
Weighted average common shares (diluted)	355,921,570	346,172,443	355,809,576	346,169,595

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
Balance — January 1, 2013	346,165	$3,462	$1,335,572	$(9,164)	$869,664	$39,932	$2,239,466
Repayment of employee loans	—	—	1,563	—	—	—	1,563
Stock issued in connection with employee incentive compensation plans	4	—	23	—	—	—	23
Purchase of treasury stock	(4)	—	(23)	—	—	—	(23)
Capital contribution received from shareholder	—	—	48,275	—	—	—	48,275
Net income	—	—	—	—	583,565	(1,821)	581,744
Other comprehensive income, net of taxes	—	—	—	2,569	—	—	2,569
Abandonment of noncontrolling interest	—	—	24,053	—	—	(38,111)	(14,058)
Dividends	—	—	—	—	(290,401)	—	(290,401)
Balance — September 30, 2013	346,165	$3,462	$1,409,463	$(6,595)	$1,162,828	$—	$2,569,158

Balance — January 1, 2014	346,760	$3,468	$1,409,463	$(2,853)	$1,276,754	$—	$2,686,832
Stock issued in connection with employee incentive compensation plans	2,221	22	18,674	—	—	—	18,696
Stock-based compensation expense	—	—	123,276	—	—	—	123,276
Net income	—	—	—	—	519,316	—	519,316
Other comprehensive income, net of taxes	—	—	—	7,409	—	—	7,409
Dividends	—	—	—	—	(52,316)	—	(52,316)
Balance — September 30, 2014	348,981	$3,490	$1,551,413	$4,556	$1,743,754	$—	$3,303,213

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$519,316	$581,744
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(15,868)	(16,235)
Provision for credit losses	2,057,419	1,223,805
Depreciation and amortization	561,432	89,743
Accretion of discount, net of amortization of capitalized origination costs	(636,604)	(321,187)
Originations and purchases of receivables held for sale	(3,248,055)	(1,179,109)
Proceeds from sales of and repayments on receivables held for sale	3,264,855	1,114,634
Investment gains, net	(95,431)	(8,950)
Stock-based compensation	123,276	187
Deferred tax expense	49,358	43,481
Changes in assets and liabilities:
Accrued interest receivable	(83,597)	(74,277)
Accounts receivable	(30,297)	(4,504)
Federal income tax and other taxes	336,778	(181,754)
Other assets	(68,156)	(1,114)
Accrued interest payable	(735)	6,304
Other liabilities	41,273	109,031
Net cash provided by operating activities	2,774,964	1,381,799
Cash flows from investing activities:
Retail installment contracts originated or purchased from dealers	(11,927,733)	(12,256,669)
Collections on retail installment contracts	6,920,653	7,027,406
Proceeds from sale of loans held for investment	2,392,773	—
Leased vehicles purchased	(3,706,763)	(1,421,078)
Manufacturer incentives received	744,089	194,403
Proceeds from sale of leased vehicles	412,167	7,199
Change in revolving unsecured consumer loans	(177,478)	(524,578)
Unsecured consumer term loans purchased	(542,196)	(108,669)
Collections on unsecured consumer term loans	92,047	5,850
Disbursements for receivables from lenders held for investment	(34,673)	(228,938)
Collections on receivables from lenders held for investment	29,599	112,313
Collections on investments available for sale	—	91,563
Purchases of furniture and equipment	(13,862)	(17,789)
Sales of furniture and equipment	662	991
Upfront fee paid in accordance with private label financing agreement	—	(150,000)
Change in restricted cash	(425,821)	(322,482)
Other investing activities	(4,526)	(5,090)
Net cash used in investing activities	(6,241,062)	(7,595,568)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	10,310,701	8,150,330
Payments on notes payable related to secured structured financings	(7,071,464)	(5,740,669)
Proceeds from unsecured notes payable	3,348,334	2,936,130
Payments on unsecured notes payable	(3,681,399)	(2,520,063)
Proceeds from notes payable	20,028,887	18,074,725
Payments on notes payable	(19,405,515)	(14,457,932)
Proceeds from stock option exercises, gross	24,529	—
Repurchase of stock - employee tax withholding	(5,999)	—
Dividends paid	(52,316)	(290,401)
Repayment of employee notes	—	1,562
Capital contribution from shareholder	—	48,275
Cash collateral posted on cash flow hedges	3,698	(31,724)
Net cash provided by financing activities	3,499,456	6,170,233
Net increase (decrease) in cash and cash equivalents	33,358	(43,536)
Cash — Beginning of period	10,531	70,887
Cash — End of period	$43,889	$27,351
See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
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
The Company is owned approximately 60.5% by Santander Holdings USA, Inc. (“SHUSA”), a subsidiary of Banco Santander, S.A. (“Santander”), approximately 28.2% by public shareholders, approximately 10.0% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s Chairman and Chief Executive Officer (“CEO”), approximately 1.2% by Sponsor Auto Finance Holdings Series LP (“Auto Finance Holdings”) and approximately 0.1% by other holders, primarily members of senior management.

On August 14, 2014, the Company filed a shelf registration statement on Form S-1 with the Securities and Exchange Commission ("the Commission") to register up to 14,178,779 shares of its common stock owned by Auto Finance Holdings. On August 22, 2014, the Commission declared the registration statement effective. On September 8, 2014, J.P. Morgan, acting as sole bookrunner for the offering, purchased 10,047,954 shares, or 2.88% of the Company's outstanding common stock, from Auto Finance Holdings for $18.65 per share.  As a result of the sale, Auto Finance Holdings' ownership in the Company declined from approximately 4.1% to approximately 1.2% of the Company's outstanding common stock. Auto Finance Holdings received all of the net proceeds from the sale of such shares.
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
The accompanying condensed consolidated financial statements as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 6, 2014. Certain prior year amounts have been reclassified to conform to current year presentation; specifically, capital leases are now reportedly separately from other assets in the condensed consolidated balance sheets and disclosed in corresponding footnotes (see Notes 3 and 4), manufacturer incentives received are now reported separately from retail installment contract originations in the condensed consolidated statements of cash flows, and cash flows on unsecured notes payable are now reflected separately from cash flows on notes payable in the condensed consolidated statements of cash flows.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of loan loss allowance, discount accretion, impairment, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.
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
Accounting Policies
The Company has identified the following significant accounting policies and estimates used by management in the preparation of the Company’s financial statements: retail installment contracts, unsecured consumer loans, receivables from dealers, provision for loan losses, leased vehicles, income taxes, and earnings per share. As of September 30, 2014, there have been no significant changes to the Company's accounting policies as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2013.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This guidance is effective for fiscal years ending after December 15, 2016 with early adoption permitted. The Company does not expect the adoption to have a material impact to the consolidated financial statements as there are not any conditions or events that raise substantial doubt about the Company's ability to continue as a going concern.

2.	Finance Receivables
Finance receivables held for investment at September 30, 2014 and December 31, 2013, were comprised as follows:

	September 30, 2014
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$23,890,480	$1,032,828	$24,923,308	$97,826	$1,640,276
Loan loss allowance (Note 4)	(2,793,199)	(192,960)	(2,986,159)	(648)	(300,425)
(Discount) / premium	(660,652)	5,797	(654,855)	—	(297)
Capitalized origination costs and fees	36,786	—	36,786	—	729
Net carrying balance	$20,473,415	$845,665	$21,319,080	$97,178	$1,340,283

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778
Loan loss allowance (Note 4)	(2,132,634)	(226,356)	(2,358,990)	(1,090)	(179,350)
Discount	(573,462)	(81,216)	(654,678)	—	(32,831)
Capitalized origination costs	33,936	—	33,936	—	592
Net carrying balance	$18,566,121	$1,653,488	$20,219,609	$94,745	$954,189

As of September 30, 2014, retail installment contracts and receivables from dealers held for sale totaled $89,918 and $1,235, respectively. As of December 31, 2013, retail installment contracts and receivables from dealers held for sale totaled $56,066 and $26,437, respectively. Sales of retail installment contracts for the three and nine months ended September 30, 2014 included principal balance amounts of approximately $2,413,251 and $5,483,149. The Company retains servicing of sold retail installment contracts and was servicing $6,928,679 and $2,847,656 as of September 30, 2014 and December 31, 2013, respectively, of contracts owned by unrelated third parties, including contracts sold by the Company.
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 5). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, approximately $677,007 and $345,177 of the unpaid principal balance represented fleet contracts with commercial borrowers as of September 30, 2014 and December 31, 2013, respectively.
Borrowers on the Company’s retail installment contracts held for investment are located in Texas (18%), Florida (11%), California (9%), and other states each individually representing less than 5% of the Company’s total.
Receivables from dealers held for investment includes a term loan, which was previously a residual warehouse credit facility, with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at September 30, 2014 and December 31, 2013, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 1, 2019. On September 16, 2014, the Company sold $18,227 of receivables from dealers to Santander Bank, N.A., formerly Sovereign Bank ("SBNA"), an affiliate (Note 11), resulting in a gain of $347. The Company is entitled to additional proceeds on this sale totaling

$694 if certain conditions, including continued existence and performance of the sold loans, are met at the first and second anniversaries of the sale.
Borrowers on the Company’s remaining receivables from dealers held for investment, all of which are Chrysler-affiliated, are located in Virginia (23%), Ohio (21%), California (17%), New York (15%), Tennessee (9%), Louisiana (6%), and other states each individually representing less than 5% of the Company’s total.
Borrowers on the Company’s unsecured consumer loans are located in California (10%), New York (8%), Texas (8%), Florida (6%), and other states each individually representing less than 5% of the Company’s total.
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance — beginning of period	$305,254	$535,656	$403,400	$816,854
Accretion of accretable yield	(43,231)	(174,201)	(164,651)	(421,913)
Reclassifications from nonaccretable difference	36,394	73,560	59,668	40,074
Balance — end of period	$298,417	$435,015	$298,417	$435,015
The Company also has capital leases classified as finance receivables (Note 3).

3.	Leases
The Company has both operating and capital leases which are separately accounted for and recorded on the Company's consolidated balance sheets as leased vehicles, net and capital lease receivables, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Leased vehicles	$5,645,755	$2,402,052
Origination fees and other costs	2,707	2,716
Manufacturer subvention payments	(614,255)	(259,152)
	5,034,207	2,145,616
Less: accumulated depreciation	(620,199)	(122,183)
	$4,414,008	$2,023,433

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2014:

Remainder of 2014	$196,776
2015	766,408
2016	619,909
2017	183,882
2018	313
Thereafter	—
Total	$1,767,288

Capital Leases
In early 2014, the Company began originating leases that are accounted for as capital leases as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of September 30, 2014:

September 30, 2014
Gross investment in capital leases	$78,779
Origination fees and other	19
Less unearned income	(27,104)
Net investment in capital leases before allowance	51,694
Less: allowance for lease losses	(6,106)
Net investment in capital leases	$45,588

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of September 30, 2014:

Remainder of 2014	$4,639
2015	18,559
2016	18,559
2017	18,486
2018	17,112
Thereafter	1,424
Total	$78,779

4.	Loan and Lease Loss Allowance and Credit Quality
Loan and Lease Loss Allowance
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
The activity in the loan loss allowance for individually acquired loans for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of period	$2,668,587	$923	$212,954	$1,864,313	$1,490	$39,250
Provision for loan losses	601,414	(275)	167,409	447,565	103	56,815
Charge-offs	(932,145)	—	(86,512)	(584,815)	—	(815)
Recoveries	455,343	—	6,574	260,887	—	—
Balance — end of period	$2,793,199	$648	$300,425	$1,987,950	$1,593	$95,250

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of period	$2,132,634	$1,090	$179,350	$1,555,362	$—	$—
Provision for loan losses	1,785,482	(442)	299,750	1,074,487	1,593	96,071
Charge-offs	(2,385,675)	—	(194,426)	(1,338,936)	—	(821)
Recoveries	1,260,758	—	15,751	697,037	—	—
Balance — end of period	$2,793,199	$648	$300,425	$1,987,950	$1,593	$95,250

The activity in the impairment reserves related to purchased receivables portfolios for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance — beginning of period	$197,844	$176,576	$226,356	$218,640
Incremental provisions for purchased receivable portfolios	1,606	245,987	3,281	285,963
Incremental reversal of provisions for purchased receivables portfolios	(6,490)	(152,269)	(36,677)	(234,309)
Balance — end of period	$192,960	$270,294	$192,960	$270,294

The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status, loss experience to date, and consideration of similarity between this portfolio and individually acquired retail installment contracts as well as various economic factors. The activity in the lease loss allowance for capital lease receivables for the three and nine months ended September 30, 2014 was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Balance — beginning of period	$—	$—
Provision for lease losses	6,106	6,106
Balance — end of period	$6,106	$6,106

Delinquencies

Retail installment contracts and unsecured consumer amortizing term loans are classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status, the Company returns to accruing interest on the contract. The accrual of interest on revolving unsecured consumer loans continues until the loan is charged off. A summary of delinquencies as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014
	Retail Installment Contracts Held for Investment			Unsecured Consumer Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,077,190	$163,047	$2,240,237	$51,274
Delinquent principal over 60 days	888,940	81,048	969,988	131,537
Total delinquent principal	$2,966,130	$244,095	$3,210,225	$182,811

	December 31, 2013
	Retail Installment Contracts Held for Investment			Unsecured Consumer Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$1,729,139	$321,549	$2,050,688	$28,102
Delinquent principal over 60 days	855,315	181,698	1,037,013	65,360
Total delinquent principal	$2,584,454	$503,247	$3,087,701	$93,462

The balances in the above tables reflect total principal rather than net investment; the difference is considered immaterial.

As of September 30, 2014 and December 31, 2013, there were no receivables from dealers or receivables held for sale that were non-performing. Delinquencies on the capital lease receivables portfolio, which began in 2014, were immaterial as of September 30, 2014.
FICO® Distribution — A summary of the credit risk profile of the Company’s consumer loans by FICO® distribution, determined at origination, as of September 30, 2014 and December 31, 2013 was as follows:

September 30, 2014
	Retail Installment	Unsecured
	Contracts Held	Consumer
FICO Band	for Investment (a)	Loans (b)
<540	26.9%	3.2%
540-599	33.2%	20.7%
600-659	26.5%	35.6%
>660	13.4%	40.5%

December 31, 2013
	Retail Installment	Unsecured
	Contracts Held	Consumer
FICO Band	for Investment (a)	Loans (b)
<540	26.8%	6.3%
540-599	31.8%	24.2%
600-659	26.3%	39.4%
>660	15.1%	30.1%

(a)	Excluded from the FICO distribution is $2,771,937 and $1,944,204 as of September 30, 2014 and December 31, 2013, respectively, as the borrowers on these loans did not have FICO scores at origination.

(b)	Excluded from the FICO distribution is an insignificant amount of loans to borrowers that did not have FICO scores at origination.

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
As discussed in Note 2, the Company has $677,007 of fleet contracts with commercial consumers. Although these loans are recorded in Retail installment contracts held for investment, net, on the consolidated balance sheets, the Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold accordingly based on the classifications above. As of September 30, 2014, the fleet portfolio all was classified as Pass.
Commercial loan credit quality indicators for receivables from dealers held for investment as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Pass	$95,692	$95,835
Special Mention	2,134	—
Substandard	—	—
Doubtful	—	—
Loss	—	—
	$97,826	$95,835

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a troubled debt restructuring (“TDR”) if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance. As of September 30, 2014 and December 31, 2013, there were no receivables from dealers classified as a TDR.

The table below presents the Company’s loans modified in TDRs as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Total TDR principal	$3,666,676	$15,428	$2,604,351	$8,391
Accrued interest	100,592	—	70,965	—
Discount	(101,396)	(4)	(70,321)	(274)
Origination costs	5,646	14	4,161	5
Outstanding recorded investment	3,671,518	15,438	2,609,156	8,122
Allowance for loan losses	(605,643)	(6,884)	(475,128)	(2,345)
Outstanding recorded investment, net of allowance	$3,065,875	$8,554	$2,134,028	$5,777

A summary of the Company’s delinquent TDRs at September 30, 2014 and December 31, 2013, is as follows:

	September 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Principal, 31-60 days past due	806,819	1,101	556,489	875
Delinquent principal over 60 days	422,776	8,017	356,969	1,396
Total delinquent TDR principal	$1,229,595	$9,118	$913,458	$2,271

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

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Average outstanding recorded investment in TDRs	$3,412,644	$17,484	$2,076,345	$2,323	$3,060,141	$13,240	$1,816,378	$1,549
Interest income recognized	$130,716	$449	$88,034	$24	$363,305	$1,169	$218,435	$25

TDR Impact on Allowance for Loan Losses
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for loan loss based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, impairment is measured based on the present value of expected future cash flows considering all available evidence, including collateral values.
The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014		September 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled Debt Restructurings:
Outstanding recorded investment before TDR	$951,012	$6,284	$615,097	$4,034
Outstanding recorded investment after TDR	$948,164	$6,311	$585,830	$4,020

Number of contracts	57,829	5,653	39,598	5,950

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled Debt Restructurings:
Outstanding recorded investment before TDR	$2,318,685	$13,032	$1,379,733	$4,184
Outstanding recorded investment after TDR	$2,228,375	$12,978	$1,319,642	$4,169

Number of contracts	141,582	11,788	89,869	6,093

A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving unsecured consumer loans is generally the month in which the receivable becomes 180 days past due. Loan modifications accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2014 and 2013 are summarized in the following table:

	Three Months Ended
	September 30, 2014		September 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled debt restructurings that subsequently defaulted	$110,528	$1,054	$341,718	(a)
Number of contracts	10,736	1,015	24,952	(a)

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled debt restructurings that subsequently defaulted	$230,803	$1,801	$371,048	(a)
Number of contracts	23,859	1,766	27,105	(a)

(a)	Subsequent defaults on unsecured consumer loan TDRs were insignificant for the periods presented.

5.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2015	$214,186	$500,000	1.22%	$306,303	$—
Warehouse line	Various (a)	149,602	1,240,393	1.03%	234,040	15,384
Warehouse line (b)	June 2016	2,276,688	4,300,000	0.92%	3,327,514	62,647
Warehouse line	June 2016	598,127	2,500,000	2.04%	821,395	18,408
Warehouse line	July 2015	—	500,000	—	—	—
Warehouse line (c)	September 2015	175,080	200,000	2.02%	—	12,195
Repurchase facility (d)	Various	868,838	875,993	1.59%	—	31,533
Warehouse line	December 2015	331,965	750,000	1.06%	446,467	7,329
Warehouse line (e)	November 2016	175,000	175,000	1.71%	—	134
Warehouse line (f)	March 2015	250,594	250,594	0.98%	—	—
Total facilities with third parties		5,040,080	11,291,980		5,135,719	147,630
Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.45%	1,447	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.30%	—	—
Line of credit	December 2018	800,000	1,750,000	2.75%	12,588	—
Line of credit (h)	March 2017	300,000	300,000	1.70%	—	—
Total facilities with Santander and related subsidiaries		3,350,000	4,800,000		14,035	—
Total revolving credit facilities		$8,390,080	$16,091,980		$5,149,754	$147,630

	December 31, 2013
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2014	$483,738	$500,000	0.82%	$757,352	$—
Warehouse line	Various	159,300	1,219,474	3.62%	232,015	3,667
Warehouse line	April 2014	613,600	4,550,000	2.12%	745,759	15,184
Warehouse line	June 2015	1,360,070	2,000,000	0.96%	1,672,082	42,510
Warehouse line	July 2015	495,786	500,000	0.85%	598,754	25,056
Warehouse line	September 2015	73,080	200,000	2.84%	76,807	2,701
Repurchase facility	Various	879,199	879,199	1.59%	—	—
Warehouse line	December 2015	210,000	750,000	1.84%	302,632	—
Warehouse line	November 2016	175,000	175,000	1.72%	—	—
Total facilities with third parties		4,449,773	10,773,673		4,385,401	89,118
Lines of credit with Santander and related subsidiaries:
Line of credit	December 2016	500,000	500,000	2.48%	10,674	—
Line of credit	December 2018	—	500,000	3.10%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.09%	—	—
Line of credit	December 2018	1,400,000	1,750,000	2.58%	93,969	—
Total facilities with Santander and related subsidiaries		3,650,000	4,500,000		104,643	—
Total revolving credit facilities		$8,099,773	$15,273,673		$4,490,044	$89,118

(a)	Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.

(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance.

(c)	This line is held exclusively for unsecured consumer term loans.

(d)
The repurchase facility is also collateralized by securitization notes payable retained by the Company. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.

(e)	This line is collateralized by residuals retained by the Company.

(f)	This line is collateralized by notes payable retained by the Company.

(g)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of September 30, 2014 and December 31, 2013, $1,702,720 and $1,123,354, respectively, of the aggregate outstanding balances on these facilities were unsecured.

(h)
On October 15, 2014, the Company made a $28,596 principal payment to increase the overcollateralization on this warehouse by 10% to cure a level I triggering event. The Company subsequently amended the warehouse agreement to revise the trigger levels.

Facilities with Third Parties
The warehouse lines and repurchase facility are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 3), securitization notes payables and residuals retained by the Company.
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
The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and December 31, 2018, respectively. Santander has the option to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
Secured Structured Financings

The following table presents information regarding secured structured financings as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations (a)	October 2016 - November 2017	$185,348	$2,634,349	1.04%-1.44%	$403,129	$95,597
2011 Securitizations	October 2015 - September 2017	511,348	3,536,550	1.21%-2.80%	811,610	121,647
2012 Securitizations	November 2017 - December 2018	2,667,792	8,023,840	0.92%-1.68%	3,416,857	341,653
2013 Securitizations	January 2019 - January 2021	3,863,220	6,689,700	0.89%-1.59%	4,727,996	343,478
2014 Securitizations	August 2018 - November 2020	4,871,772	5,859,400	1.42%-1.72%	5,535,175	328,313
Public securitizations (b)		12,099,480	26,743,839		14,894,767	1,230,688
2010 Private issuances	June 2011	190,183	516,000	1.29%	320,151	9,058
2011 Private issuances	December 2018	1,026,730	1,700,000	1.46%-1.80%	1,476,856	58,240
2012 Private issuances	May 2016	9,607	70,308	1.07%	15,198	1,450
2013 Private issuances	September 2018 - September 2020	2,166,424	2,693,754	1.13%-1.38%	2,960,515	91,402
2014 Private issuances	November 2015 - December 2021	2,951,973	3,519,049	1.05%-1.85%	4,165,753	140,007
Privately issued amortizing notes		6,344,917	8,499,111		8,938,473	300,157
Total secured structured financings		$18,444,397	$35,242,950		$23,833,240	$1,530,845

	December 31, 2013
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$632,251	$4,671,749	1.04%-1.44%	$1,143,435	$205,190
2011 Securitizations	October 2015 - September 2017	1,218,208	5,605,609	1.21%-2.80%	1,634,220	195,854
2012 Securitizations	November 2017 - December 2018	4,061,127	8,023,840	0.92%-1.68%	5,013,135	383,677
2013 Securitizations	January 2019 - January 2021	5,503,580	6,689,700	0.89%-1.59%	6,465,840	351,160
Public securitizations (b)		11,415,166	24,990,898		14,256,630	1,135,881
2010 Private issuances	June 2011	219,704	516,000	1.29%	378,434	8,435
2011 Private issuances	December 2018	662,138	4,856,525	1.46%-1.80%	908,304	36,449
2012 Private issuances	May 2016	30,526	70,308	1.07%	35,378	3,016
2013 Private issuances	September 2018 - September 2020	2,868,353	2,693,754	1.13%-1.38%	3,554,569	97,100
Privately issued amortizing notes		3,780,721	8,136,587		4,876,685	145,000
Total secured structured financings		$15,195,887	$33,127,485		$19,133,315	$1,280,881

(a)	On October 15, 2014, the Company executed a clean-up call on a securitization representing $87,664 of this balance.

(b)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

Notes Payable — Secured Structured Financings
The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying collateral.

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases. As of September 30, 2014, the Company had private issuances of notes backed by vehicle leases totaling approximately $1,346,793.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method, over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended September 30, 2014 and 2013 was $60,700 and $58,444, respectively. Total interest expense on secured structured financings for the nine months ended September 30, 2014 and 2013 was $177,779 and $172,780, respectively.

6.	Variable Interest Entities
The Company transfers retail installment contracts and leased vehicles into newly formed Trusts which then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing loans held by special purpose financing Trusts and, except for the Chrysler Capital securitizations, through holding a residual interest in the Trust. These transactions are structured without recourse. The Trusts are considered variable interest entities ("VIEs") under U.S. GAAP and, except for the Chrysler Capital securitizations, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company did not retain any debt or equity interests in the Chrysler Capital securitizations executed in 2013 and 2014, and recorded these transactions as sales of the associated retail installment contracts.
The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. The titling trust, and each special unit of beneficial interest ("SUBI") in the titling trust, such as those formed to facilitate the transfer of leased vehicles to financing facilities or other parties, is considered a VIE.
Revolving credit facilities also utilize Trusts that are considered VIEs. The collateral, borrowings under credit facilities and securitization notes payable of the Company's consolidated VIEs remain on the consolidated balance sheets. The Company recognizes finance charges and fee income on the retail installment contracts and leased vehicles and interest expense on the debt, and records a provision for credit losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by them and are not available to other creditors.
On-balance sheet variable interest entities
The following table summarizes the assets and liabilities related to VIEs included in the Company’s consolidated financial statements:

	September 30, 2014	December 31, 2013
Restricted cash	$1,646,807	$1,370,174
Retail installment contracts, net	20,819,285	19,166,392
Leased vehicles, net	4,414,008	2,023,433
Various other assets	951,170	541,469
Notes payable	27,039,906	23,810,950
Various other liabilities	2,228	25,682

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of September 30, 2014 and December 31, 2013, the Company was servicing $24,231,357 and $21,935,874, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Receivables securitized	$3,723,447	$1,853,327	$12,090,743	$5,974,694
Net proceeds from securitizations (a)	$2,919,796	$1,642,310	$10,310,702	$5,228,770
Cash received for servicing fees	166,390	111,204	465,675	320,640
Cash received upon release from reserve and restricted cash accounts	—	2,160	810	8,385
Net distributions from Trusts	426,966	377,111	1,137,778	1,136,401
Total cash received from securitization trusts	$3,513,152	$2,132,785	$11,914,965	$6,694,196

(a)	Includes additional advances on existing securitizations.
Off-balance sheet variable interest entities
During 2013 and 2014, the Company completed sales to VIEs that meet sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of the transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's consolidated balance sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation. The Company also recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold.
During the three and nine months ended September 30, 2014, the Company sold $1,028,278 and $1,802,461, respectively, of gross retail installment contracts to VIEs in off-balance sheet securitizations for a gain of approximately $39,060 and $71,598, respectively. As of September 30, 2014 and December 31, 2013, the Company was servicing $2,375,107 and $1,017,756, respectively, of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance securitization trusts during the three and nine months ended September 30, 2014, is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Receivables securitized	$1,028,278	$1,802,461

Net proceeds from new securitizations	$1,078,202	$1,894,052
Cash received for servicing fees	3,925	10,897
Total cash received from securitization trusts	$1,082,127	$1,904,949

On June 27, 2014, the Company executed a bulk sale of Chrysler Capital leases with a depreciated net capitalized cost of $369,114 and a net book value of $317,275 to SBNA, an affiliate. This sale was effected through the transfer of a SUBI in SCUSA’s titling trust, which was determined to be a VIE. The Company concluded that it is not the primary beneficiary of the VIE and therefore treated the transaction as a sale for accounting purposes, with the removal of the leases from the consolidated balance sheets. Proceeds from the sale were $322,851, for a total gain of $5,576. For the three and nine months ended September 30, 2014, the Company received $241 in servicing fees on these leases. The Company has no exposure to loss as a result of its involvement with the VIE.

7.	Derivative Financial Instruments
Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written in order to offset the interest rate cap agreements, and a total return swap, are not designated as hedges for accounting purposes. The underlying notional amounts and aggregate fair values of these agreements at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014		December 31, 2013
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$7,053,000	$5,754	$3,873,000	$(5,686)
Interest rate swap agreements not designated as hedges	2,878,574	(14,805)	3,444,459	(31,360)
Interest rate cap agreements	7,248,483	60,525	4,616,960	28,274
Options for interest rate cap agreements	7,248,483	(60,580)	4,616,960	(28,389)
Total return swap	250,594	(494)	—	—

The aggregate fair value of the interest rate swap agreements was included on the Company’s consolidated balance sheets in other assets and other liabilities, as appropriate. The interest rate cap agreements were included in other assets and the related options in other liabilities on the Company’s consolidated balance sheets.
In March 2014, the Company entered into a financing arrangement with a third party whereby the Company pledged certain bonds retained in its own securitizations in exchange for approximately $250,594 in cash. In conjunction with the financing arrangement, the Company entered into a total return swap related to the bonds as an effective avenue to monetize the Company’s retained bonds as a source of financing. The Company will receive the fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points. In addition, at maturity, the Company will receive a payment from, or make a payment to, the counterparty based on the change in fair value of the bonds during the one-year term of the facility. Throughout the term of the facility, the party in a net liability position must post collateral. The Company has the ability to substitute collateral and may do so if a bond is set to begin amortizing. Alternatively, the amortization may be utilized to reduce the notional amount of the facility.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in International Swaps and Derivative Association ("ISDA") master agreements.
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of September 30, 2014 and December 31, 2013:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014
Interest rate swaps - Santander & affiliates	$9,342		$9,342	$—	$—	$9,342
Interest rate caps - Santander & affiliates	45,530		45,530	—	—	45,530
Interest rate caps - third party	14,995		14,995	—	—	14,995
Total derivatives subject to a master netting arrangement or similar arrangement	69,867		69,867	—	—	69,867
Total derivatives not subject to a master netting arrangement or similar arrangement	—		—	—	—	—
Total derivative assets	$69,867		$69,867	$—	$—	$69,867
Total financial assets	$69,867		$69,867	$—	$—	$69,867

December 31, 2013
Interest rate swaps - Santander & affiliates	$1,601	$—	$1,601	$—	$—	$1,601
Interest rate caps - Santander & affiliates	9,342	—	9,342	—	—	9,342
Interest rate caps - third party	18,932	—	18,932	—	—	18,932
Total derivatives subject to a master netting arrangement or similar arrangement	29,875	—	29,875	—	—	29,875
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$29,875	$—	$29,875	$—	$—	$29,875
Total financial assets	$29,875	$—	$29,875	$—	$—	$29,875

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2014
Interest rate swaps - Santander & affiliates	$17,074	$(1,709)	$15,365	$—	$—	$15,365
Interest rate swaps - third party	1,320	(1,320)	$—			$—
Back to back - Santander & affiliates	45,530	(45,530)	$—	$—	$—	$—
Back to back - third party	15,050	(15,050)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	78,974	(63,609)	15,365	—	—	15,365
Total return swap	494	—	494	—	—	494
Total derivatives not subject to a master netting arrangement or similar arrangement	494	—	494	—	—	494
Total derivative liabilities	$79,468	$(63,609)	$15,859	$—	$—	$15,859
Total financial liabilities	$79,468	$(63,609)	$15,859	$—	$—	$15,859

December 31, 2013
Interest rate swaps - Santander & affiliates	$38,647	$(2,258)	$36,389	$—	$—	$36,389
Back to back - Santander & affiliates	9,342	(9,342)	—	—	—	—
Back to back - third party	19,047	(15,420)	3,627	—	—	3,627
Total derivatives subject to a master netting arrangement or similar arrangement	67,036	(27,020)	40,016	—	—	40,016
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016
Total financial liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at September 30, 2014 and December 31, 2013.
The gross gains (losses) reclassified from accumulated other comprehensive income to net income, and gains (losses) recognized in net income, are included as components of interest expense. The Company’s interest rate swap agreements had effects on its consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 and 2013 as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(383)	$12,822	$(906)	$—	$(3,577)	$(5,342)
Derivative instruments not designated as hedges	$8,227			$(978)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(292)	$6,230	$(5,501)	$—	$(5,237)	$(14,781)
Derivative instruments not designated as hedges	$16,615			$16,361

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the nine months ended September 30, 2014 and 2013.

8.	Other Assets
Other assets were comprised as follows:

	September 30, 2014	December 31, 2013
Upfront fee (a)	$128,750	$140,000
Inventory of repossessed vehicles	138,345	129,323
Manufacturer subvention payments receivable (a)	85,054	55,579
Derivative assets (Note 7)	69,867	29,875
Indemnification payments receivable (b)	5,504	8,603
Other	100,500	46,925
	$528,020	$410,305

(a)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for Chrysler, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

(b)
This amount represents tax indemnification payments to the original equity investors in two investment partnerships now owned by the Company. These payments are expected to be recovered through tax refunds passed through to the Company as the original investors recognize tax losses related to the investments.

9.	Income Taxes
The Company recorded income tax expense of $90,397 (32.1% effective tax rate) and $282,081 (35.2% effective tax rate) during the three and nine months ended September 30, 2014, respectively. The Company recorded income tax expense of $65,486 (36.9% effective tax rate) and $322,413 (35.7% effective tax rate) during the three and nine months ended September 30, 2013, respectively. The decrease in effective tax rate year over year is primarily due to the release of reserves for uncertain tax positions and an increase in electric vehicle tax credits.
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

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of September 30, 2014, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
The Company has a letter of credit facility with Santander — New York Branch totaling $500,000 at September 30, 2014 and December 31, 2013. The amount issued was zero as of September 30, 2014 and December 31, 2013. The letters of credit can serve as collateral for certain warehouse lines. These commitments will expire on December 31, 2014.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.
The Company committed to purchase certain new advances on unsecured revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending on April 2020 and renewing through April 2022 at the retailer's option. The Company also is required to make a profit-sharing payment to the retailer each month.
Under terms of the agreement with Chrysler, the Company must make revenue sharing payments to Chrysler and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.
Under terms of an application transfer agreement with another original equipment manufacturer ("OEM"), the Company has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.
The Company is obligated to make purchase price holdback payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected.
The Company has a flow agreement with Bank of America whereby the Company is committed to sell up to $300,000 of eligible loans to the bank each month through May 2018. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. As of September 30, 2014, the Company was obligated to repurchase $17,145 in loans sold to Bank of America under standard representations and warranties due to the loans not meeting Bank of America's collateral requirements.

The Company has sold loans to Citizens Bank of Pennsylvania ("CBP") in 2014 under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis.
As of September 30, 2014, the Company had an agreement with SBNA, a subsidiary of SHUSA, whereby the Company provided SBNA with the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elected, to provide the proposed financing. The Company provided servicing on all loans originated under this arrangement. The Company received a $9,000 referral fee in June 2013 in connection with this arrangement and was amortizing the fee into income over the ten-year term of agreement. As of September 30, 2014 and December 31, 2013, the unamortized fee balance was $7,875 and $8,550, respectively. The Company also received or made a servicer performance payment if it yielded returns, net of credit losses, on the loans that were higher or lower, respectively, than expected at origination. As of September 30, 2014 and December 31, 2013, the Company serviced $595,414 and $202,494 of loans that had been originated under this agreement. Effective October 1, 2014, this agreement was terminated and replaced with a revised arrangement. See Note 11 for further detail.
The Company also provides SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's condensed consolidated balance sheets.
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There was no adjustment for the three months ended September 30, 2014 or 2013, and adjustments for the nine months ended September 30, 2014 and 2013 totaled a net upward adjustment of $1,329 and zero, respectively.
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

Periodically, the Company is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York. On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the initial public offering. Each lawsuit was brought by a purported stockholder of the Company seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the initial public offering. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning the Company’s auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief.

Further, the Company is party to or are otherwise involved periodically in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the Department of Justice (“DOJ”), the Commission, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the Department of Justice under The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the Commission requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is in the process of complying with the requests for information and document preservation.

The Company does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Line of credit agreement with Santander - New York Branch	$21,408	$23,375	$68,991	$43,826
Line of credit agreement with SHUSA	1,339	—	3,001	—
Letter of credit facility with Santander - New York Branch	128	128	379	398
Accrued interest for affiliate lines/letters of credit at September 30, 2014 and December 31, 2013, were comprised as follows:

	September 30, 2014	December 31, 2013
Line of credit agreement with Santander - New York Branch	$7,070	$11,435
Line of credit agreement with SHUSA	227	—
Letter of credit facility with Santander - New York Branch	128	128
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $16,798,539 and $10,461,378 at September 30, 2014 and December 31, 2013, respectively (Note 7). Interest expense on these agreements includes amounts totaling $8,002 and $15,432 for the three months ended September 30, 2014 and 2013, respectively, and $29,585 and $20,255 for the nine months ended September 30, 2014 and 2013, respectively.
For the three and nine months ended September 30, 2013, the Company sold approximately $204,782 of the Company’s receivables from dealers to SBNA. For the three and nine months ended September 30, 2014, the Company sold $18,227 of receivables from dealers to SBNA for a net gain of $347. Until October 1, 2014, the Company continued to service dealer loans it had sold to SBNA but the loans were not subject to the servicer performance payment that applied to dealer loans originated under the SBNA flow agreement, described in Note 10. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $2,897 and $247 for the three months ended September 30, 2014 and 2013, respectively, and $7,195 and $247 for the nine months ended September 30, 2014 and 2013, respectively, including $1,209 and $9 for the three months ended September 30, 2014 and 2013, respectively and $2,932 and $9 for the nine months ended September 30, 2014 and 2013, respectively, in servicer performance payments.
Other information on the dealer loan portfolio serviced for SBNA as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Total serviced portfolio	$877,786	$513,684
Cash collections due to owner	12,009	6,941
Loan fundings due from owner	5,736	—
Servicing fees receivable	945	817
Effective October 1, 2014, the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SCUSA, was transferred to SBNA. The agreements executed in connection with this transfer require SCUSA to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and require SBNA to pay SCUSA a Relationship Management Fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. The remaining balance of the referral fee SBNA paid to SCUSA in connection with the original sourcing and servicing agreement is now considered a referral fee in connection with the new agreements, and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements.

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $2,217 and $5,127 for the three months ended September 30, 2014 and 2013, respectively, and $8,866 and $16,705 for the nine months ended September 30, 2014 and 2013, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Total serviced portfolio	$950,325	$1,175,566
Cash collections due to owner	25,461	32,831
Servicing fees receivable (refundable)	2,290	(3,163)
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
Combined origination and servicing fee income recognized on leases originated and serviced for SBNA totaled $6,432 and $17,683, respectively, for the three and nine months ended September 30, 2014. Other information on the consumer vehicle lease portfolio serviced for SBNA as of September 30, 2014 is as follows:

September 30, 2014
Total serviced portfolio	$1,491,395
Cash collections due to owner	2,059
Origination and servicing fees receivable	11,602

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SCUSA indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At time of the agreement, SCUSA established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SCUSA, in the case of payments and sale proceeds. During the third quarter, the parties identified that $6,985 of the collateral was related to manufacturing subvention that would be subsequently provided from Chrysler and as such, released this balance to unrestricted cash. As of September 30, 2014 the balance in the collateral account was $41,241.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of data processing, communications and other expenses, totaled $0 and $35 for the three months ended September 30, 2014 and 2013, and $75 and $110 for the nine months ended September 30, 2014 and 2013.
During the three and nine months ended September 30, 2014, the Company originated $3,237 and $6,148, respectively, in unsecured revolving loans under terms of a Master Service Agreement ("MSA") with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SCUSA to review credit applications of retail store customers.
The Company paid expenses totaling $21 and $499, respectively, for the three and nine months ended September 30, 2013, on behalf of the former managing member of the investment partnerships described in Note 8. The former managing member is an investor in Auto Finance Holdings. The Company has paid no expenses on behalf of this former managing member in 2014.

The Company paid certain expenses incurred by the Company's Chairman and CEO in the operation of a private plane in which he owns a partial interest when used for SCUSA business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate, and the amount of our reimbursement is not subject to a maximum cap per fiscal year. For the three and nine months ended September 30, 2014, the Company paid $115 and $529, respectively, to Meregrass Company, Inc., the company managing the plane's operations, with an average rate of $5.8 per hour.
The following members of management have a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters: Chairman and CEO, President and Chief Financial Officer, and a member of the Board of Directors who is also a Santander employee. Per the rental agreement, the Company is not required to pay base rent until February 2015. Future minimum lease payments for the 12 year term of the lease total approximately $83,555.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

1,731,329 and 1,539,861 employee stock option awards are excluded from the calculation of earnings per share for the three and nine months ended September 30, 2014, respectively, as the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per common share
Net income attributable to SCUSA shareholders	$191,369	$111,245	$519,316	$583,565
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	348,372	346,172	348,047	346,170
Weighted average number of participating restricted common shares outstanding (in thousands)	584	—	584	—
Weighted average number of common shares outstanding (in thousands)	348,956	346,172	348,631	346,170
Earnings per common share	$0.55	$0.32	$1.49	$1.69
Earnings per common share - assuming dilution
Net income attributable to SCUSA shareholders	$191,369	$111,245	$519,316	$583,565
Weighted average number of common shares outstanding (in thousands)	348,956	346,172	348,631	346,170
Effect of employee stock-based awards (in thousands)	6,966	—	7,179	—
Weighted average number of common shares outstanding - assuming dilution (in thousands)	355,922	346,172	355,810	346,170
Earnings per common share - assuming dilution	$0.54	$0.32	$1.46	$1.69

13.	Fair Value of Financial Instruments
Fair value estimates, methods, and assumptions are as follows:

		September 30, 2014		December 31, 2013
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$43,889	$43,889	$10,531	$10,531
Receivables held for sale (b)	2	91,153	91,153	82,503	83,344
Retail installment contracts held for investment, net (c)	3	21,319,080	21,940,248	20,219,609	21,465,236
Unsecured consumer loans, net (d)	3	1,340,283	1,369,459	954,189	1,187,286
Receivables from dealers held for investment (e)	3	97,178	97,178	94,745	94,745
Restricted cash (a)	1	1,989,434	1,989,434	1,563,613	1,563,613
Notes payable — credit facilities (f)	3	8,390,080	8,390,080	8,099,773	8,099,773
Notes payable — secured structured financings (g)	2	18,444,397	18,551,552	15,195,887	15,565,013

(a)
Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, is at an approximated fair value as the instruments mature within 90 days or less and bear interest at market rates.

(b)
Receivables held for sale — Receivables held for sale are carried at the lower of cost or market, as determined on an aggregate basis. The estimated fair value is based on the prices obtained or expected to be obtained in the subsequent sales usually in the following month.

(c)
Retail installment contracts held for investment — Retail installment contracts held for investment are carried at amortized cost, net of loan loss allowance. The estimated fair value is calculated based on estimated market rates for similar contracts with similar credit risks.

(d)
Unsecured consumer loans, net — Unsecured consumer loans are carried at amortized cost, net of loan loss allowance. Carrying value approximates fair value for unsecured revolving loans as the loans are short term in duration, do not have a defined maturity date and/or are at a market-based interest rate. For unsecured amortizing loans, the estimated fair value is calculated based on estimated market rates for similar loans with similar credit risks.

(e)
Receivables from dealers, held for investment, net — Receivables from dealers held for investment are carried at amortized cost, net of loan loss allowance. The estimated fair value is calculated based on estimated market rates for similar receivables with similar credit risks.

(f)
Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

(g)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market quotes for the Company’s publicly traded debt and estimated market rates currently available from recent transactions involving similar debt with similar credit risks.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and are categorized using the fair value hierarchy. The fair value hierarchy includes three levels based on the reliability of the inputs used to determine the fair value:

	Fair Value Measurements at September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — trading interest rate caps (a)	$60,525	$—	$60,525	$—
Assets — cash flow hedging interest rate swaps (a)	8,257	—	8,257	—
Assets — trading interest rate swaps (a)	1,085	—	1,085	—
Liabilities — trading options for interest rate caps (a)	60,580	—	60,580	—
Liabilities — cash flow hedging interest rate swaps (a)	2,503	—	2,503	—
Liabilities — trading interest rate swaps (a)	15,890	—	15,890	—
Total return swap (b)	494	—	494	—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — trading interest rate caps (a)	$28,274	$—	$28,274	$—
Assets — cash flow hedging interest rate swaps (a)	1,601	—	1,601	—
Liabilities — trading options for interest rate caps (a)	28,389	—	28,389	—
Liabilities — cash flow hedging interest rate swaps (a)	7,287	—	7,287	—
Liabilities — trading interest rate swaps (a)	31,360	—	31,360	—

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013, and are categorized using the fair value hierarchy:

	Fair Value Measurements at September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — repossessed vehicle inventory	$138,345	$—	$138,345	$—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets — repossessed vehicle inventory	$129,323	$—	$129,323	$—

The Company estimates the fair value of its repossessed vehicle inventory using historical auction rates and current market levels of used car prices.

14.	Employee Benefit Plans
SCUSA Compensation Plan — Beginning in 2012, the Company granted stock options to certain executives, other employees, and independent directors under its 2011 Management Equity Plan (the “Plan”). The Plan is administered by the Board of Directors (the Board) and enables the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), or 8.5% of the equity invested in the Company as of December 31, 2011.
Stock options granted have an exercise price based on the estimated fair market value of the Company’s common stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under the Management Shareholder Agreement entered into by certain employees, no shares obtained through exercise of stock options could be transferred until the later of December 31, 2016, and the Company’s execution of an initial public offering ("IPO") (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave the Company, the Company would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the Plan) or voluntarily left the Company without good reason (as defined in the Plan), in each case, prior to the Lapse Date the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left the Company with good reason, in each case, prior to the Lapse Date the repurchase price is the fair market value at the date of repurchase. Management believes the Company’s repurchase right caused the IPO event to constitute an implicit vesting condition and therefore did not record any stock compensation expense until the date of the IPO.
On December 28, 2013, the Board approved certain changes to the Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also on December 28, 2013, the Board established the Omnibus Incentive Plan, which enables the Company to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of the Company’s common stock up to a total of 5,192,640 common shares. As of September 30, 2014, the Company had granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $637 and $1,853 recorded for the three and nine months ended September 30, 2014.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the initial public offering. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845. Also in connection with the IPO, the Company granted additional stock options under the Plan to certain executives, other employees, and an independent director with an estimated fair value of $10,216, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the nine months ended September 30, 2014 to employees and independent directors; the estimated fair value associated with these additional grants is $2,603.
A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in whole dollars)
Options outstanding at January 1, 2014	23,910,062	$9.81	8.0
Granted	1,731,329	23.50
Exercised	(3,061,539)	9.62		(44,572)
Expired	—
Forfeited	(1,061,230)	12.27
Options outstanding at September 30, 2014	21,518,622	10.82	7.4	150,511
Options exercisable at September 30, 2014	15,528,012	9.86	7.3	123,372

15.	Shareholders' Equity
Treasury Stock
The Company has 3,154 shares of treasury stock outstanding as of September 30, 2014 and December 31, 2013, respectively. Prior to the IPO, the Company repurchased the shares as a result of an employee leaving the company. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total
Beginning balance	$(4,129)	$—	$(4,129)	$(7,582)	$630	$(6,952)
Other comprehensive income (loss) before reclassifications	8,115	—	8,115	(2,385)	(468)	(2,853)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	570	—	570	3,372	(162)	3,210
Ending balance	$4,556	$—	$4,556	$(6,595)	$—	$(6,595)

(a)	Amounts in this table are net of tax

(b)	Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$906	Interest expense	$5,342	Interest expense
Tax expense (benefit)	(336)		(1,970)
Net of tax	$570		$3,372
Investments available for sale:
Discount accretion	$—		$(257)	Interest expense
Tax expense (benefit)	—		95
Net of tax	$—		$(162)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total
Beginning balance	$(2,853)		$(2,853)	$(12,416)	$3,252	$(9,164)
Other comprehensive income (loss) before reclassifications	3,949	—	3,949	(3,508)	(2,490)	(5,998)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	3,460	—	3,460	9,329	(762)	8,567
Ending balance	$4,556	$—	$4,556	$(6,595)	$—	$(6,595)

(a)	Amounts in this table are net of tax

(b)	Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$5,501	Interest expense	$14,781	Interest expense
Tax expense (benefit)	(2,041)		(5,452)
Net of tax	$3,460		$9,329
Investments available for sale:
Discount accretion	$—		$(1,208)	Interest expense
Tax expense (benefit)	—		446
Net of tax	$—		$(762)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background and Overview
We are a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. We believe that, since our founding in 1995, we have achieved strong brand recognition in the nonprime vehicle finance space. We mainly originate loans indirectly through manufacturer-franchised and selected independent automotive dealers, as well as through relationships with national and regional banks and OEMs. We also directly originate and refinance vehicle loans online. In February 2013, we entered into a ten-year agreement with Chrysler whereby we originate private-label loans and leases under the Chrysler Capital brand. With this agreement, we are now the preferred financing provider for all of Chrysler’s retail consumers, including both prime and nonprime customers. From May 1, 2013, the effective date of the Chrysler Agreement, through September 30, 2014, 33% of our retail installment contract origination volume has been prime, as compared to only 14% in 2012, the last full year prior to our entry into the agreement. In addition, we have several relationships through which we provide unsecured consumer loans, private label credit cards and other consumer finance products. We generate revenues and cash flows through interest and other finance charges on our loans and leases. We also earn servicing fee income on our serviced for others portfolios, which consist of loans and leases that we service but do not own and do not report on our balance sheet.
We have demonstrated significant access to the capital markets by funding our operations through securitization transactions and committed credit lines. We raised a total of over $32 billion of ABS from 2010 through the third quarter of 2014, and we have been the largest issuer of retail auto ABS since 2011. We have significant bank funding relationships, with third-party banks and Santander currently providing approximately $17.6 billion and $4.8 billion, respectively, in committed financing. In addition, we have flow agreements in place with Bank of America, Citizens Bank of Pennsylvania (a subsidiary of RBS Citizens Financial Group) and SBNA to fund a portion of our Chrysler Capital business. We have produced consistent, controlled growth and robust profitability in both growth periods and economic downturns. We have been profitable every year for the past ten years, and we delivered an average return on assets of 3.7% from 2009 to 2013 and a return on total common equity of more than 27% in each of those years.
Economic and Business Environment
Consistent with indicators throughout 2013, the U.S. economy continued its slow-paced recovery during the first nine months of 2014. According to the Bureau of Labor Statistics, unemployment declined from 6.7% at the beginning of the year to 5.9% for September. The Federal Reserve continues to taper its bond purchases. Vehicle sales as of September are on pace to total over 16 million for the year. After experiencing higher prices at the beginning of the year, wholesale used vehicle prices have returned to levels seen in recent years.
Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, Servicemembers Civil Relief, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, Financial Institutions Reform, Recovery and Enforcement ("FIRREA"), and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the Federal Trade Commission ("FTC") and by regulatory agencies in each state in which we are licensed. In addition, we are subject to certain bank regulations, including oversight by the OCC, the Bank of Spain, and the Federal Reserve, which has the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth.
Dodd-Frank Wall Street Reform and Consumer Protection Act
At the federal level, Congress enacted comprehensive financial regulatory reform legislation on July 21, 2010. A significant focus of the new law (the "Dodd-Frank Act") is heightened consumer protection. The Dodd-Frank Act established a new body, the CFPB, which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including us, including explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders. For example, the Company began clearing its applicable interest rate swaps on a regulated exchange in order to maintain compliance with the Dodd-Frank Act.
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
The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible Equal Credit Opportunity Act (“ECOA”) “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase our regulatory compliance requirements and associated costs. On July 23, 2014, an automotive finance industry publication reported on complaints related to automotive finance institutions filed with the CFPB over the first half of 2014 as compared to prior year. We believe the rise in CFPB complaints for the Company over the last year is attributable to portfolio growth, inclusion of our entire serviced portfolio (on- and off-balance sheet) and consumer credit quality. The Company logs and investigates all complaints, and tracks each complaint until it is resolved or otherwise settled.
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
The Dodd-Frank Act also included risk retention requirements. On October 22, 2014, six federal agencies approved a final rule implementing these requirements. The rule, which will become effective in October 2015, generally requires sponsors of asset-backed securities (ABS) to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. The final rule also does not require any retention for securitizations of commercial loans, commercial mortgages, or automobile loans if they meet specific standards for high quality underwriting.
Dividend Restrictions
Dodd-Frank also requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis. On March 26, 2014, the Federal Reserve Bank of Boston (the “FRB”) informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan (the “capital plan”) pursuant to the Comprehensive Capital Analysis and Review (“CCAR”) SHUSA had previously submitted to the FRB. On May 1, 2014, the Company's Board of Directors (the "Board") declared a dividend of $0.15 per share of SCUSA common stock, payable on May 30, 2014 to shareholders of record on May 12, 2014 (the “May Dividend”).
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
On May 30, 2014, Santander provided $21.0 million of additional capital to SHUSA and the Company paid the May Dividend. The Company will not pay any future dividends until such time as SHUSA has submitted to the FRB a capital plan and the FRB issues a written non-objection to such plan or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company. SHUSA has informed the Company that SHUSA does not currently expect to submit a revised capital plan to the FRB until January 2015, subject to the FRB’s approval. In addition, on September 15, 2014, SHUSA entered into a written agreement with the FRB memorializing prior discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of the FRB.
Regulation AB II
In response to investor requests for greater transparency, on August 27, 2014, the SEC unanimously voted to adopt final rules known as "Regulation AB II," that, among other things, expanded disclosure requirements and modified the offering and shelf registration process. All Forms 10-D or10-K that are filed after November 23, 2015 must comply with new rules and disclosures, except asset level disclosures. This will affect the Company's public securitization platform.
Additionally, on August 27, 2014, the SEC adopted final rules (the “Final Rules”) implementing provisions of the Dodd-Frank Act relating to third-party due diligence reports for asset-backed securities. The Final Rules take effect nine months after they are published in the Federal Register (i.e., June 2015). These Final Rules have a wider impact on SCUSA than Regulation AB II as it will cover both the on- and off-balance sheet securitization platforms.
Additional legal and regulatory matters affecting the Company’s activities are further discussed in part II, Item 1A—Risk Factors.
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

SCUSA does not have any activities, transactions, or dealings with Iran or Syria that require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this quarterly report:

•
Santander UK entity holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant for the nine months ended September 30, 2014. No revenue has been generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although we continue to receive repayment installments. In the nine months ended September 30, 2014, total revenue in connection with this mortgage was approximately £1,800, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen for the nine months ended September 30, 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. For the nine months ended September 30, 2014, total revenue for Santander in connection with the investment accounts was approximately £188 while net profits were negligible relative to its overall profits of Banco Santander, S.A.

•	In addition, during the third quarter 2014, Santander UK has identified two additional customers.

A UK national is designated by the U.S. under the NPWMD sanctions program and holds a business account, where no transactions have taken place. This account is in the process of being closed. No revenue or profits has been generated.
A second UK national designated by the U.S. for terrorism held a personal current account and a personal credit card account in the third quarter of 2014, both of which have now been closed. Although transactions have taken place on the current account during the reportable period, revenue and profits generated were negligible. No transactions have taken place on the credit card.
In addition, the Santander group has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. The Bank entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of September 30, 2014, Santander was owed €3.1 million under this credit facility.

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

In the aggregate, all of the transactions described above resulted in approximately €30,000 gross revenues and approximately €46,000 net loss to Santander for the nine months ended September 30, 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.
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

•
Net credit losses — Each of our loans and leases is priced using our risk-based proprietary models. The profitability of a loan is directly connected to whether or not the actual net credit losses are consistent with forecasted losses; therefore, we closely analyze credit performance. We perform this analysis at the vintage level for individually acquired retail installment contracts and at the pool level for purchased portfolios, enabling us to pinpoint drivers of any unusual or unexpected trends. We also monitor recovery rates, both industry-wide and our own, because of their contribution to the severity of our charge-offs. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimation.

•
Other income — The various flow agreements in connection with our Chrysler relationship have resulted in a growing portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain on sale. We monitor the size of the portfolio and average servicing fee rate and gain. Additionally, our unsecured lending business provides fee income, which we monitor as an input to return on the unsecured portfolio.

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

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination volume along with annual percentage rate (“APR”) and discounts (including subvention and net of dealer participation).
Recent Developments and Other Factors Affecting Our Results of Operations
Regulatory Restrictions
As further described above under Regulatory Matters - Dividend Restrictions, the FRB has objected to SHUSA's capital plan, resulting in, among other consequences, SCUSA's inability to pay dividends until such time as SHUSA has submitted to the FRB a revised capital plan and the FRB issues a written non-objection to such plan or the FRB otherwise issues its written non-objection to the payment of a dividend by SCUSA. Additionally, SHUSA is prohibited by a written agreement with the FRB from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of the FRB.

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
Chrysler Capital
Since May 1, 2013, we have been the preferred provider for Chrysler’s consumer loans and leases and dealer loans under terms of the ten-year Chrysler Agreement. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. In connection with entering into the Chrysler Agreement, we paid Chrysler a $150 million upfront, nonrefundable fee, which is being amortized over the ten-year term as an adjustment to finance and other interest income. We have also executed an Equity Option Agreement with Chrysler, whereby Chrysler may elect to purchase an equity participation of any percentage in the Chrysler Capital portion of our business at fair market value.
The Chrysler Agreement could be terminated in the event of a change in control of SCUSA, which, as defined in the agreement, would occur if both a single shareholder acquired more than 20% of our outstanding shares of common stock and SHUSA owned fewer shares than that shareholder. We are also required to meet specific transition milestones related to market penetration rates, approval rates, dedicated staffing, and service-level standards for the initial year following launch. If the transition milestones were not met in the first year, the agreement could terminate and we could lose the ability to operate as Chrysler Capital. We recently agreed with Chrysler that these milestones have been met to Chrysler’s satisfaction as of the end of the first year, April 30, 2014, and that the Chrysler Agreement will continue in effect. We must continue to meet penetration and approval rate targets and maintain service-level standards or the agreement can be terminated. Our penetration rate targets, which are measured as of the end of each year of the Chrysler Agreement (April 30), for years one through five of the Chrysler Agreement are 31%, 44%, 54%, 64% and 65%, respectively. Our penetration rate for the three months ended September 30, 2014 was 29%. During the period from the May 1, 2013 launch of the Chrysler Capital business through September 30, 2014, we originated approximately $16.7 billion of Chrysler Capital retail installment contracts and more than $6.1 billion of Chrysler Capital vehicle leases, and facilitated the origination of more than $1.7 billion in leases and dealer loan originations for SBNA under flow agreements.
We have a flow agreement with Bank of America whereby we are committed to sell a contractually determined amount of eligible loans to Bank of America on a monthly basis. The amount sold monthly is up to $300 million and varies depending on the amount and credit quality of eligible current month originations and prior month sales. The agreement extends through May 31, 2018. For loans sold, we retain the servicing rights at contractually agreed upon rates. We also may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. These servicer performance payments are limited to a known dollar amount at time of sale and are not expected to be significant to our total servicing compensation from the flow agreement. For the three and nine months ended September 30, 2014, the Company sold approximately $882 million and $2.4 billion of loans under this agreement, respectively.
In June 2013, we entered into a flow agreement with SBNA, whereby we provided the bank with the first right to review and assess dealer lending opportunities and, if the bank elected, to provide the proposed financing. We provided servicing on all loans originated under this arrangement. We also received or paid a servicer performance payment if it yielded, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. As of September 30, 2014, SBNA owned approximately $595 million of loans originated under this agreement. Servicer performance payments earned for the three and nine months ended September 30, 2014 totaled approximately $1.2 million and $2.9 million, respectively. The agreement was terminated on October 1, 2014 and replaced with a revised arrangement. Under the revised terms, the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, was transferred to SBNA. The agreement executed in connection with this transfer requires the Company to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and requires SBNA to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA.
In February 2014, we entered into a direct origination agreement with SBNA whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints. We may review any applications declined by SBNA for our own portfolio. We provide servicing and receive an origination fee on all leases originated under this agreement. As of September 30, 2014, approximately $1.2 billion had been originated under this agreement, of which approximately $48 million is subject to an indemnification agreement whereby the Company will reimburse SBNA for any credit or residual losses on the covered leases.
In May 2014, we entered into a loan flow agreement with Citizens Bank of Pennsylvania (CBP) (a subsidiary of RBS Citizens Financial Group) whereby CBP has committed to purchase up to $600 million per quarter of Chrysler Capital prime loans over the next three years. The minimum commitment is $250 million per quarter for the first four quarters and $400 million thereafter. During the three and nine months ended September 30, 2014, we have sold $0.5 billion and $1.3 billion, respectively, to Citizens under terms of this flow agreement and predecessor purchase agreements. We retain servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. We currently do not expect such loss-sharing payments to be material.
Other OEM Relationships
In April 2014, SCUSA executed an application transfer agreement with Nissan, whereby SCUSA provides nonprime retail auto financing through a turn-down program for new and used vehicles for Nissan’s customers and dealers in the U.S. As of September 30, 2014, approximately $264 million had been originated under this agreement and a predecessor pilot arrangement.
Secondary Offering
On August 14, 2014, the Company filed a shelf registration statement on Form S-1 with the Commission to register up to 14,178,779 shares of its common stock owned by Auto Finance Holdings. On August 22, 2014, the Commission declared the registration statement effective. On September 8, 2014, J.P. Morgan, acting as sole bookrunner for the offering, purchased 10,047,954 shares, or 2.88% of our outstanding common stock, from Auto Finance Holdings for $18.65 per share.  As a result of the sale, Auto Finance Holdings' ownership in the Company declined from approximately 4.1% to approximately 1.2% of our outstanding common stock. Auto Finance Holdings received all of the net proceeds from the sale of such shares.
Our Reportable Segment
The Company has one reportable segment: Consumer Finance. This segment includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and watercraft. It also includes our unsecured personal loan and point-of-sale financing operations.

Volume
Our volume of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and nine months ended September 30, 2014 and 2013 have been as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Retained Originations	(Dollars in thousands)
Retail installment contracts	$3,497,949	$4,490,120	$10,439,003	$11,641,318
Average APR	15.0%	15.2%	15.9%	16.0%
Discount	3.7%	2.4%	4.1%	3.2%

Unsecured consumer loans	$249,474	$276,265	$619,993	$665,166
Average APR	21.6%	23.5%	22.7%	22.9%
Discount	—	8.3%	—	9%

Receivables from dealers	$1,609	$34,012	$25,515	$145,449
Average APR	3.5%	4.5%	4.1%	3.6%
Discount	—	—	—	—

Leased vehicles	$1,267,291	$928,301	$3,389,214	$1,419,605

Capital lease receivables	$31,503	$—	$51,076	$—
Total originations retained	$5,047,826	$5,728,698	$14,524,801	$13,871,538

Sold Originations
Retail installment contracts	$1,707,984	$640,252	$4,906,267	$898,075
Average APR	4.8%	3.6%	5.0%	3.7%

Receivables from dealers	$—	$133,475	$8,724	$204,782
Average APR	—%	3.0%	5.3%	2.9%

Leased vehicles	$—	$—	$369,114	$—
Total originations sold	$1,707,984	$773,727	$5,284,105	$1,102,857

Total SCUSA Originations	$6,755,810	$6,502,425	$19,808,906	$14,974,395

Facilitated Originations
Receivables from dealers	$139,408	$17,150	$392,920	$17,150
Leased vehicles	464,523	—	1,196,637	—
Total originations facilitated for affiliates	$603,931	$17,150	$1,589,557	$17,150

Total originations	$7,359,741	$6,519,575	$21,398,463	$14,991,545

Asset Sales
Our asset sales for the three and nine months ended September 30, 2014 and 2013 have been as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Retail installment contracts	$2,413,251	$739,112	$5,483,149	$897,160
Average APR	4.8%	3.6%	5.0%	3.7%

Receivables from dealers	$18,227	$204,782	$18,227	$204,782
Average APR	4.7%	2.9%	4.7%	2.9%

Leased vehicles	$—	$—	$369,114	$—
Total asset sales	$2,431,478	$943,894	$5,870,490	$1,101,942

Ending Portfolio

Our ending held for investment portfolio, average APR, and remaining unaccreted discount as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Retail installment contracts	$24,923,308	$23,199,341
Average APR	16.3%	16.3%
Discount	2.6%	2.8%

Unsecured consumer loans	$1,640,276	$1,165,778
Average APR	23.4%	24.0%
Discount	—	2.8%

Receivables from dealers	$97,826	$95,835
Average APR	4.3%	4.9%
Discount	—	—
We record interest income from individually acquired retail installment contracts, unsecured consumer loans and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving unsecured loans and receivables from dealers, for which we continue to accrue interest until charge-off. Receivables from dealers and term unsecured consumer loans generally are not acquired at a discount. We amortize discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. We amortize the discount, if applicable, on revolving unsecured consumer loans straight-line over the estimated period over which the receivables are expected to be outstanding.
For individually acquired retail installment contracts, unsecured consumer loans, capital leases, and receivables from dealers, we also establish a loan or lease loss allowance for the estimated losses inherent in the portfolio. We estimate probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions such as unemployment rates.
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
Historically, our primary means of acquiring retail installment contracts was through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the nine months ended September 30, 2014 and 2013. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$1,047,879	$879,628	$3,061,554	$2,333,857
Interest on purchased receivables portfolios	43,231	87,237	164,651	327,712
Interest on receivables from dealers	896	2,180	3,502	4,915
Interest on unsecured consumer loans	85,822	42,447	251,898	57,290
Interest on finance receivables and loans	1,177,828	1,011,492	3,481,605	2,723,774
Net leased vehicle income	62,751	8,614	129,608	11,616
Other finance and interest income	2,512	1,029	3,636	5,870
Interest expense	129,135	120,589	381,895	291,062
Net finance and other interest income	1,113,956	900,546	3,232,954	2,450,198
Provision for credit losses on individually acquired retail installment contracts	601,414	447,565	1,785,482	1,074,487
Increase (decrease) in allowance related to purchased receivables portfolios	(4,884)	93,718	(33,396)	51,654
Provision for credit losses on receivables from dealers	(275)	103	(442)	1,593
Provision for credit losses on unsecured consumer loans	167,409	56,815	299,750	96,071
Provision for credit losses on capital leases	6,025	—	6,025	—
Provision for credit losses	769,689	598,201	2,057,419	1,223,805
Profit sharing	10,556	27,238	66,773	34,802
Other income	149,961	78,340	424,215	208,878
Operating expenses	201,906	176,140	731,580	496,312
Income before tax expense	281,766	177,307	801,397	904,157
Income tax expense	90,397	65,486	282,081	322,413
Net income	191,369	111,821	519,316	581,744
Noncontrolling interests	—	(576)	—	1,821
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$191,369	$111,245	$519,316	$583,565
Share Data
Weighted-average common shares outstanding
Basic	348,955,505	346,172,443	348,630,740	346,169,595
Diluted	355,921,570	346,172,443	355,809,576	346,169,595
Earnings per share attributable to Santander Consumer USA Holdings Inc shareholders
Basic	$0.55	$0.32	$1.49	$1.69
Diluted	$0.54	$0.32	$1.46	$1.69

Dividends declared per share of common stock	$—	$—	$0.15	$0.84
Balance Sheet Data
Finance receivables, loans and capital leases	$22,893,282	$21,238,684	$22,893,282	$21,238,684
Goodwill and intangible assets	127,991	128,573	127,991	128,573
Total assets	30,641,292	25,608,280	30,641,292	25,608,280
Total borrowings	26,834,477	22,683,397	26,834,477	22,683,397
Total liabilities	27,338,079	23,039,122	27,338,079	23,039,122
Total equity	3,303,213	2,569,158	3,303,213	2,569,158
Allowance for credit losses	3,293,338	2,355,087	3,293,338	2,355,087

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$476,802	$323,929	$1,124,917	$641,900
Charge-offs, net of recoveries, on purchased receivables portfolios	8,728	46,653	47,571	129,467
Charge-offs, net of recoveries, on unsecured consumer loans	79,938	814	178,675	821
Charge-offs, net of recoveries	565,468	371,396	1,351,163	772,188
End of period Delinquent principal over 60 days	1,101,525	969,886	1,101,525	969,886
End of period Gross finance receivables, loans and capital leases	26,806,074	24,274,258	26,806,074	24,274,258
End of period Gross finance receivables, loans, and leases	31,831,631	25,638,151	31,831,631	25,638,151
Average Gross individually acquired retail installment contracts	24,150,655	19,873,599	23,261,250	17,214,334
Average Gross purchased receivables portfolios	1,149,344	2,676,906	1,446,655	3,325,260
Average Gross receivables from dealers	113,372	243,679	124,026	175,213
Average Gross unsecured consumer loans	1,567,511	536,154	1,369,631	248,206
Average Gross capital leases	35,741	—	16,388	—
Average Gross finance receivables, loans and capital leases	27,016,623	23,330,338	26,217,950	20,963,013
Average Gross finance receivables, loans, and leases	31,616,751	24,256,400	29,958,707	21,353,289
Average Total assets	30,446,488	24,352,346	29,173,189	21,514,270
Average Debt	26,750,117	21,451,420	25,718,012	18,681,703
Average Total equity	3,198,603	2,525,997	2,997,634	2,453,782
Ratios
Yield on individually acquired retail installment contracts	17.4%	17.7%	17.5%	18.1%
Yield on purchased receivables portfolios	15.0%	13.0%	15.2%	13.1%
Yield on receivables from dealers	3.2%	3.6%	3.8%	3.7%
Yield on unsecured consumer loans	21.9%	31.7%	24.5%	30.8%
Yield on earning assets (1)	15.7%	16.8%	16.1%	17.1%
Cost of debt (2)	1.9%	2.2%	2.0%	2.1%
Net interest margin (3)	14.1%	14.9%	14.4%	15.3%
Efficiency ratio (4)	16.0%	18.0%	20.0%	18.7%
Return on average assets (5)	2.5%	1.8%	2.4%	3.6%
Return on average equity (6)	23.9%	17.7%	23.1%	31.6%
Net charge-off ratio on individually acquired retail installment contracts (7)	7.9%	6.5%	6.4%	5.0%
Net charge-off ratio on purchased receivables portfolios (7)	3.0%	7.0%	4.4%	5.2%
Net charge-off ratio on unsecured consumer loans (7)	20.4%	0.6%	17.4%	0.4%
Net charge-off ratio (7)	8.4%	6.4%	6.9%	4.9%
Delinquency ratio, end of period (8)	4.1%	4.0%	4.1%	4.0%
Tangible common equity to tangible assets (9)	10.4%	9.6%	10.4%	9.6%
Common stock dividend payout ratio (10)	—	—	10.1%	49.8%
Allowance to loans (11)	12.3%	9.7%	12.3%	9.7%

(1)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases

(2)	“Cost of debt” is defined as the ratio of Interest expense to Average debt

(3)	“Net interest margin” is defined as the ratio of Net interest income to Average gross finance receivables, loans and leases

(4)	“Efficiency ratio” is defined as the ratio of Operating expenses to the sum of Net finance and other interest income and Other income

(5)	“Return on average assets” is defined as the ratio of Net income to Average total assets

(6)	“Return on average equity” is defined as the ratio of Net income to Average total equity

(7)	“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio.

(8)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross finance receivables and loans

(9)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets - a reconciliation from GAAP to this non-GAAP measure for the periods ended September 30, 2014 and 2013 is as follows:

	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Total equity	$3,303,213	$2,569,158
Deduct: Goodwill and intangibles	127,991	128,573
Tangible common equity	$3,175,222	$2,440,585

Total assets	$30,641,292	$25,608,280
Deduct: Goodwill and intangibles	127,991	128,573
Tangible assets	$30,513,301	$25,479,707

Equity to assets ratio	10.8%	10.0%
Tangible common equity to tangible assets	10.4%	9.6%

(10)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to Santander Consumer USA Holdings Inc. shareholders

(11)	“Allowance to loans” is defined as the ratio of Allowance for credit losses to End of period Gross finance receivables, loans and capital leases held for investment

	Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)		2004 (a)
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$3,227,845	$2,223,833	$1,695,538	$1,308,728	$1,281,515	$1,396,610	$1,129,533	$642,156	$422,429		$288,583
Interest on purchased receivables portfolios	410,213	704,770	870,257	734,634	218,240	105,229	—	—	—		—
Interest on receivables from dealers	6,663	7,177	14,394	24,137	5,255	—	—	—	—		—
Interest on unsecured consumer loans	128,351	—	—	—	—	—	—	—	—		—
Interest on finance receivables and loans	3,773,072	2,935,780	2,580,189	2,067,499	1,505,010	1,501,839	1,129,533	642,156	422,429		288,583
Net leased vehicle income	33,398	—	—	—	—	—	—	—	—		—
Other finance and interest income	6,010	12,722	14,324	9,079	5,230	5,333	—	—	—
Interest expense	408,787	374,027	418,526	316,486	235,031	256,356	225,747	149,050	72,419		44,814
Net interest income	3,403,693	2,574,475	2,175,987	1,760,092	1,275,209	1,250,816	903,786	493,106	350,010		243,769
Provision for credit losses on individually acquired retail installment contracts	1,651,416	1,119,074	741,559	750,625	720,938	823,024	513,377	261,016	175,849	(b)	122,288	(b)
Increase (decrease) in allowance related to purchased receivables portfolios	7,716	3,378	77,662	137,600	—	—	—	—	—		—
Provision for credit losses on receivables from dealers	1,090	—	—	—	—	—	—	—	—		—
Provision for credit losses on unsecured consumer loans	192,745	—	—	—	—	—	—	—	—		—
Provision for credit losses	1,852,967	1,122,452	819,221	888,225	720,938	823,024	513,377	261,016	175,849		122,288
Profit sharing	78,246	—	—	—	—	—	—	—	—		—
Other income	311,566	295,689	452,529	249,028	48,096	43,120	20,523	15,903	12,479		4,899
Operating expenses	698,958	559,163	557,083	404,840	249,012	209,315	150,156	178,927	98,379		74,290
Income before tax expense	1,085,088	1,188,549	1,252,212	716,055	353,355	261,597	260,776	69,066	88,261		52,090
Income tax expense	389,418	453,615	464,034	277,944	143,834	87,472	100,302	18,312	—	(c)	—	(c)
Net income	695,670	734,934	788,178	438,111	209,521	174,125	160,474	50,754	88,261		52,090
Noncontrolling interests	1,821	(19,931)	(19,981)	—	—			33,266
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$697,491	$715,003	$768,197	$438,111	$209,521	$174,125	$160,474	$17,488	$88,261		$52,090
Share Data
Weighted-average common shares outstanding
Basic	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)		(d)
Diluted	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)		(d)
Earnings per share
Basic	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)		(d)
Diluted	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)		(d)

Dividends declared per share	$0.84	$2.12	$1.89	$1.63	—	—	—	(d)	(d)		(d)
Balance Sheet Data
Finance receivables and loans	$21,351,046	$16,265,820	$16,715,703	$15,032,046	$7,466,267	$5,600,102	$4,326,835	$2,748,173	$1,529,977		$1,026,115
Goodwill and intangible assets	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—		—
Total assets	26,401,896	18,741,644	19,404,371	16,773,021	8,556,177	6,044,454	4,840,647	3,095,073	1,963,718		1,171,158
Total borrowings	23,295,660	16,227,995	16,790,518	15,065,635	7,525,930	5,432,338	4,419,162	2,846,882	1,788,365		1,046,301
Total liabilities	23,715,064	16,502,178	17,167,686	16,005,404	7,838,862	5,564,986	4,509,803	2,910,208	1,867,558		1,098,627
Total equity	2,686,832	2,239,466	2,236,685	767,617	717,315	479,468	330,844	184,865	96,160		72,531
Allowance for credit losses	2,539,430	1,774,002	1,208,475	840,599	384,396	347,302	203,450	145,351	91,805		85,333

	Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)	2004 (a)
	(Dollars in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,074,144	$556,925	$451,345	$432,022	$630,084	$668,339	$455,278	$207,470	$161,038	$63,363
Charge-offs, net of recoveries, on purchased receivables portfolios	178,932	451,529	573,788	277,345	53,760	10,833	—	—	—	—
Charge-offs, net of recoveries, on unsecured consumer loans	13,395	—	—	—	—	—	—	—	—	—
Total charge-offs, net of recoveries	1,266,471	1,008,454	1,025,133	709,367	683,844	679,172	455,278	207,470	161,038	63,363
End of period Delinquent principal over 60 days	1,102,373	865,917	767,838	579,627	502,254	477,141	341,449	143,946	92,081	83,090
End of period Gross finance receivables and loans	24,542,911	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214	1,198,492
End of period Gross finance receivables, loans, and leases	26,822,857	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214	1,198,492
Average gross individually acquired retail installment contracts	18,097,082	12,082,026	8,843,036	6,631,231	5,690,833	5,396,355	3,986,699	2,423,623	1,515,593	1,008,218
Average gross purchased receivables portfolios	3,041,992	6,309,497	7,270,080	4,978,727	975,080	320,903	—	—	—	—
Average Gross receivables from dealers	173,506	110,187	169,098	502,011	600,166	11,341	—	—	—	—
Average Gross unsecured consumer loans	425,229	—	—	—	—	—	—	—	—	—
Average Gross finance receivables and loans	21,737,809	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593	1,008,218
Average Gross finance receivables, loans, and leases	22,499,225	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593	1,008,218
Average Total assets	22,558,567	18,411,012	16,067,623	11,984,997	6,930,260	5,520,652	3,967,860	2,529,396	1,567,438	954,994
Average Debt	19,675,851	15,677,522	14,557,370	10,672,331	6,083,953	4,989,280	3,633,022	2,317,624	1,417,333	878,880
Average Total equity	2,498,831	2,312,781	916,219	850,219	594,097	406,680	257,855	140,513	84,346	56,486
Ratios
Yield on individually acquired retail installment contracts	17.8%	18.4%	19.2%	19.7%	22.5%	25.9%	28.3%	26.5%	27.9%	28.6%
Yield on purchased receivables portfolios	13.5%	11.2%	12.0%	14.8%	22.4%	32.8%	—	—	—	—
Yield on receivables from dealers	3.8%	6.5%	8.5%	4.8%	0.9%	—	—	—	—	—
Yield on unsecured consumer loans	30.2%	—	—	—	—	—	—	—	—	—
Yield on earning assets (1)	16.9%	15.9%	15.8%	17.1%	20.7%	26.2%	28.3%	26.5%	27.9%	28.6%
Cost of debt (2)	2.1%	2.4%	2.9%	3.0%	3.9%	5.1%	6.2%	6.4%	5.1%	5.1%
Net interest margin (3)	15.1%	13.9%	13.4%	14.5%	17.6%	21.8%	22.7%	20.3%	23.1%	24.2%
Efficiency ratio (4)	18.8%	19.5%	21.2%	20.2%	18.8%	16.2%	16.2%	35.2%	27.1%	29.9%
Return on average assets (5)	3.1%	4.0%	4.9%	3.7%	3.0%	3.2%	4.0%	2.0%	5.6%	5.5%
Return on average equity (6)	27.8%	31.8%	86.0%	51.5%	35.3%	42.8%	62.2%	36.1%	104.6%	92.2%
Net charge-off ratio on individually acquired retail installment contracts (7)	5.9%	4.6%	5.1%	6.5%	11.1%	12.4%	11.4%	8.6%	10.6%	6.3%
Net charge-off ratio on purchased receivables portfolios (7)	5.9%	7.2%	7.9%	5.6%	5.5%	3.4%	—	—	—	—
Net charge-off ratio on unsecured consumer loans (7)	3.2%	—	—	—	—	—	—	—	—	—
Net charge-off ratio (7)	5.8%	5.5%	6.3%	5.9%	9.4%	11.9%	11.4%	8.6%	10.6%	6.3%
Delinquency ratio, end of period (8)	4.5%	4.6%	4.1%	3.4%	6.0%	7.5%	7.0%	4.6%	5.3%	6.9%
Tangible common equity to tangible assets (9)	9.7%	11.3%	11.0%	3.8%	6.8%	6.3%	6.6%	5.6%	4.9%	6.2%
Common stock dividend payout ratio (10)	41.6%	102.8%	60.6%	91.3%	—	—	—	—	—	—
Allowance to loans (11)	10.3%	9.5%	6.4%	5.0%	4.6%	5.5%	4.2%	4.7%	5.3%	7.1%

(a)	Financial data for the years 2005 and 2004 is derived from the audited consolidated financial statements of Drive Financial Services LP, the predecessor company to Santander Consumer USA Inc.

(b)
Provision for credit losses for the years 2005 and 2004 includes impairment of residual interests in securitizations, which had been retained and recorded as assets under U.S. GAAP applicable at the time.

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

(1)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases

(2)	“Cost of debt” is defined as the ratio of Interest expense to Average debt

(3)	“Net interest margin” is defined as the ratio of Net interest income to Average gross finance receivables, loans and leases

(4)	“Efficiency ratio” is defined as the ratio of Operating expenses to the sum of Net finance and other interest income and Other income

(5)	“Return on average assets” is defined as the ratio of Net income to Average total assets

(6)	“Return on average equity” is defined as the ratio of Net income to Average total equity

(7)	“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio.

(8)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross finance receivables and loans

(9)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets - a reconciliation from GAAP to this non-GAAP measure for the years ended December 31, 2004 through 2013 is as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)	2004 (a)
	(Dollars in thousands)
Total equity	$2,686,832	$2,239,466	$2,236,685	$767,617	$717,315	$479,468	$330,844	$184,865	$96,160	$72,531
Deduct: Goodwill and intangibles	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—	—
Tangible common equity	$2,558,112	$2,112,766	$2,111,258	$640,850	$575,117	$373,825	$318,924	$172,945	$96,160	$72,531

Total assets	$26,401,896	$18,741,644	$19,404,371	$16,773,021	$8,556,177	$6,044,454	$4,840,647	$3,095,073	$1,963,718	$1,171,158
Deduct: Goodwill and intangibles	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—	—
Tangible assets	$26,273,176	$18,614,944	$19,278,944	$16,646,254	$8,413,979	$5,938,811	$4,828,727	$3,083,153	$1,963,718	$1,171,158

Equity to assets ratio	10.2%	11.9%	11.5%	4.6%	8.4%	7.9%	6.8%	6.0%	4.9%	6.2%
Tangible common equity to tangible assets	9.7%	11.3%	11.0%	3.8%	6.8%	6.3%	6.6%	5.6%	4.9%	6.2%

(10)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to Santander Consumer USA Holdings Inc. shareholders

(11)	“Allowance to loans” is defined as the ratio of Allowance for credit losses to End of period Gross finance receivables, loans and capital leases held for investment

Results of Operations
This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Report. The following table presents our results of operations for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest on finance receivables and loans	$1,177,828	$1,011,492	$3,481,605	$2,723,774
Leased vehicle income	263,148	50,099	629,209	60,129
Other finance and interest income	2,512	1,029	3,636	5,870
Total finance and other interest income	1,443,488	1,062,620	4,114,450	2,789,773
Interest expense	129,135	120,589	381,895	291,062
Leased vehicle expense	200,397	41,485	499,601	48,513
Net finance and other interest income	1,113,956	900,546	3,232,954	2,450,198
Provision for credit losses	769,689	598,201	2,057,419	1,223,805
Net finance and other interest income after provision for credit losses	344,267	302,345	1,175,535	1,226,393
Profit sharing	10,556	27,238	66,773	34,802
Net finance and other interest income after provision for credit losses and profit sharing	333,711	275,107	1,108,762	1,191,591
Total other income	149,961	78,340	424,215	208,878
Total operating expenses	201,906	176,140	731,580	496,312
Income before income taxes	281,766	177,307	801,397	904,157
Income tax expense	90,397	65,486	282,081	322,413
Net income	191,369	111,821	519,316	581,744
Noncontrolling interests	—	(576)	—	1,821
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$191,369	$111,245	$519,316	$583,565
Net income	$191,369	$111,821	$519,316	$581,744
Change in unrealized gains (losses) on cash flow hedges, net of tax	8,685	986	7,409	5,821
Change in unrealized gains on investments available for sale, net of tax	—	(629)	—	(3,252)
Other comprehensive income, net	8,685	357	7,409	2,569
Comprehensive income	$200,054	$112,178	$526,725	$584,313
Comprehensive (income) loss attributable to noncontrolling interests	—	(624)	—	953
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$200,054	$111,554	$526,725	$585,266

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
Interest on Finance Receivables and Loans

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Income from individually acquired retail installment contracts	$1,047,879	$879,628	$168,251	19%	$3,061,554	$2,333,857	$727,697	31%
Income from purchased receivables portfolios	43,231	87,237	(44,006)	(50)%	164,651	327,712	(163,061)	(50)%
Income from receivables from dealers	896	2,180	(1,284)	(59)%	3,502	4,915	(1,413)	(29)%
Income from unsecured consumer loans	85,822	42,447	43,375	102%	251,898	57,290	194,608	340%
Total interest on finance receivables and loans	$1,177,828	$1,011,492	$166,336	16%	$3,481,605	$2,723,774	$757,831	28%
Income from individually acquired retail installment contracts increased $168 million, or 19%, from the third quarter of 2013 to the third quarter of 2014, and $728 million, or 31%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, in line with the growth in the average outstanding balance of our portfolio of these contracts by 22% and 35%, respectively.
Income from purchased receivables portfolios decreased $44 million, or 50%, from the third quarter of 2013 to the third quarter of 2014, and $163 million, or 50%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, due to the continued runoff of the portfolios. The average balance of the portfolios decreased from $2.7 billion and $3.3 billion for the three and nine months ended September 30, 2013, to $1.1 billion and $1.4 billion for the three and nine months ended September 30, 2014, respectively, as we have made no portfolio acquisitions since 2012.
Income from receivables from dealers decreased $1.3 million, or 59%, from the third quarter of 2013 to the third quarter of 2014, due to a decrease in the average balance outstanding on Chrysler Capital dealer loans as well as the December 2013 liquidation of a revolving credit facility with a third-party vehicle dealer and lender. Income from receivables from dealers decreased $1.4 million, or 29%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, as the increase in average Chrysler Capital dealer loans outstanding was more than offset by the liquidation of the third-party revolving credit facility.
Income from unsecured consumer loans more than doubled from the third quarter of 2013 to the third quarter of 2014, due to the growth in the average outstanding balance of our unsecured consumer loan portfolio by nearly threefold, partly offset by a decrease in discount accretion from $15 million to less than $3 million as most of the original discount at which we purchased the first portion of our unsecured revolving consumer loans was fully accreted by the third quarter of 2014. Income from unsecured consumer loans grew over fourfold from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, due to the growth in the average portfolio by over fivefold, partly offset by a smaller increase (from $21 million to $33 million) in discount accretion.

Leased Vehicle Income and Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Leased vehicle income	$263,148	$50,099	$213,049	425%	$629,209	$60,129	$569,080	946%
Leased vehicle expense	200,397	41,485	158,912	383%	499,601	48,513	451,088	930%
	$62,751	$8,614	$54,137	628%	$129,608	$11,616	$117,992	1,016%

The Company began originating vehicle leases in the first quarter of 2013 under the Chrysler Agreement. Leased vehicle revenue includes customer payments and the accretion of manufacturer incentive payments and discounts, net of amortization of initial direct costs incurred in connection with origination of the leases and amortization of dealer participation. Leased vehicle expense includes depreciation of the leased vehicle and gains and losses on sale of vehicle upon lease termination.
Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Interest expense on notes payable	$120,980	$104,156	$16,824	16%	$351,497	$268,466	$83,031	31%
Interest expense on derivatives	8,155	16,433	(8,278)	(50)%	30,398	22,596	7,802	35%
Total interest expense	$129,135	$120,589	$8,546	7%	$381,895	$291,062	$90,833	31%
Interest expense on notes payable increased $17 million, or 16%, from the third quarter of 2013 to the third quarter of 2014, and $83 million, or 31%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, less than the growth in average debt outstanding of 25% and 38%, respectively, due to the more favorable interest rates on our most recent secured structured financings.
Interest expense on derivatives decreased from $16 million in the third quarter of 2013 to $8 million in the third quarter of 2014, primarily due to favorable mark-to-mark adjustments on trading derivatives and increased from $23 million for the nine months ended September 30, 2013 to $30 million for the nine months ended September 30, 2014, primarily due to the increase in notional balance outstanding.

Provision for Credit Losses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Provision for credit losses on individually acquired retail installment contracts	$601,414	$447,565	$153,849	34%	$1,785,482	$1,074,487	$710,995	66%
Incremental increase (decrease) in allowance related to purchased receivable portfolios	(4,884)	93,718	(98,602)	(105)%	(33,396)	51,654	(85,050)	(165)%
Provision for credit losses on receivables from dealers	(275)	103	(378)	(367)%	(442)	1,593	(2,035)	(128)%
Provision for credit losses on unsecured consumer loans	167,409	56,815	110,594	195%	299,750	96,071	203,679	212%
Provision for credit losses on capital leases	6,025	—	6,025		6,025	—	6,025
Provision for credit losses	$769,689	$598,201	$171,488	29%	$2,057,419	$1,223,805	$833,614	68%
Provision for credit losses on our individually acquired retail installment contracts increased $154 million, or 34%, from the third quarter of 2013 to the third quarter of 2014, due to portfolio growth as well as the increase in net charge-off rate from 6.5% to 7.9% as increased competition has made it more difficult for lenders, including us, to price for incremental risk. Provision for credit losses on our individually acquired retail installment contracts increased $711 million, or 66% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, also due to portfolio growth as well as an increase in net charge-off rate from 5.0% to 6.4%.
Impairment on purchased receivables changed from an expense for the three and nine months ended September 30, 2013 to a credit for three and nine months ended September 30, 2014, due to improving performance in the current year as compared to worsening performance in the prior year.
Provision on unsecured consumer loans increased significantly over the prior year in line with growth in the portfolio.
In 2014, we established a portfolio of leases classified as capital leases and began recording provision on these assets.
Profit Sharing

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Profit sharing	$10,556	$27,238	$(16,682)	(61)%	$66,773	$34,802	$31,971	92%
Profit sharing includes revenue sharing payments due to Chrysler Group based on a portion of net interest income on consumer loans and leased vehicle income originated under the Chrysler Capital business since May 1, 2013. Payments are accrued as incurred and due quarterly in arrears, beginning in July 2013. Profit sharing also includes profit sharing payments due to the originator and servicer of the Company’s unsecured revolving loan portfolio. Payments are accrued as incurred and due monthly in arrears, beginning in June 2013. The decrease in profit sharing from the third quarter of 2013 to the third quarter of 2014 was due to increased charge offs in the unsecured portfolio as it seasoned, thereby decreasing our revenue sharing, while the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was due to the growth of the portfolios.

Other Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Investment gains, net	$38,015	$7,678	$30,337	395%	$95,431	$8,950	$86,481	966%
Servicing fee income	20,547	7,384	13,163	178%	53,051	21,010	32,041	153%
Fees, commissions, and other	91,399	63,278	28,121	44%	275,733	178,918	96,815	54%
Total other income	$149,961	$78,340	$71,621	91%	$424,215	$208,878	$215,337	103%

Average serviced for others portfolio	$8,613,450	$2,615,528	$5,997,922	229%	$6,888,269	$2,426,579	$4,461,690	184%
Total serviced for others portfolio	$10,248,185	$2,996,011	$7,252,174	242%	$10,248,185	$2,996,011	$7,252,174	242%

	September 30,
	2014	2013
	(Dollars in thousands)
SBNA dealer loans	$877,786	$255,256
SBNA retail installment contracts	950,325	1,266,300
SBNA leases	1,491,395	—
Total serviced for related parties	3,319,506	1,521,556
Off-balance sheet securitizations	2,375,106	—
Other third parties	4,553,573	1,474,455
Total serviced for third parties	6,928,679	1,474,455
Total serviced for others	$10,248,185	$2,996,011
Investment gains, net increased from $8 million for the third quarter of 2013 to $38 million for the third quarter of 2014, as the third quarter of 2014 included an off-balance sheet securitization driving substantially all of the gain. Investment gains, net increased from $9 million for the nine months ended September 30, 2013 to $95 million for the nine months ended September 30, 2014, due to the execution of two off-balance sheet securitizations year-to-date in 2014, which generating $72 million in gains, sales to CBP beginning in March 2014 that have generated $18 million in gains year-to-date, and a bulk lease sale to our affiliate, SBNA, generating an approximately $5 million gain.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased from $7 million in the third quarter of 2013 to $21 million in the third quarter of 2014, and from $21 million for the nine months ended September 30, 2013 to $53 million for the nine months ended September 30, 2014, as a result of significant growth in our average serviced for others portfolio as we sell and facilitate originations of loans on which we retain servicing.
Fees, commissions, and other increased $28 million, or 44%, from the third quarter of 2013 to the third quarter of 2014, primarily due to late charge and other fee income earned from our revolving unsecured portfolio, which has grown significantly since its inception in the second quarter of 2014. Fees, commissions, and other income increased by $97 million, or 54%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, as the impact of growth in the portfolio more than offset the $22 million decline in deficiency income (proceeds on loans that were charged off prior to our acquiring them) to an insignificant amount.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salary and benefits expense	$88,940	$79,293	$9,647	12%	$384,544	$217,172	$167,372	77%
Repossession expense	50,738	36,091	14,647	41%	144,817	103,231	41,586	40%
Other operating costs	62,228	60,756	1,472	2%	202,219	175,909	26,310	15%
Total operating expenses	$201,906	$176,140	$25,766	15%	$731,580	$496,312	$235,268	47%
Total operating expenses increased $26 million, or 15%, from the third quarter of 2013 to the third quarter of 2014 driven by the growth in our portfolio. Our efficiency ratio decreased from 18.0% for the third quarter of 2013 to 16.0% for the third quarter of 2014.
Total operating expenses increased $235 million, or 47%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily due to the recording of $123 million in stock compensation expense related to option plans, most of which was recorded upon and in connection with our initial public offering in January 2014. This expense caused our efficiency ratio to increase from 18.7% for the nine months ended September 30, 2013 to 20.0% for the nine months ended September 30, 2014.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Income tax expense	$90,397	$65,486	$24,911	38%	$282,081	$322,413	$(40,332)	(13)%
Income before income taxes	281,766	177,307	104,459	59%	801,397	904,157	(102,760)	(11)%

Effective tax rate	32.1%	36.9%			35.2%	35.7%
Our effective tax rate decreased from 36.9% in the third quarter of 2013 to 32.1% in the third quarter of 2014 due to a release of uncertain tax position reserves during the quarter ended September 30, 2014. The decrease from 35.7% for the nine months ended September 30, 2013 to 35.2% for the nine months ended September 30, 2014, was driven by the release of uncertain tax positions as well as an increase in favorable permanent book-tax differences for the nine months ended September 30, 2014, specifically hybrid-electric credits on certain leased vehicles.

Other Comprehensive Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$8,685	$986	$7,699	781%	$7,409	$5,821	$1,588	27%
Change in unrealized gains on investments available for sale, net of tax	—	(629)	629	(100)%	—	(3,252)	3,252	(100)%
Other comprehensive income, net	$8,685	$357	$8,328	2,333%	$7,409	$2,569	$4,840	188%
The change in our unrealized gains (losses) on cash flow hedges for the three and nine months ended September 30, 2014 increased as compared to the change for the three and nine months ended September 30, 2013 due to larger favorable interest rate increases.
The unrealized gains on our investments decreased to zero during the three and nine months ended September 30, 2013 as the bonds were paid off in the third quarter of 2013.
Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 85% of our portfolio as of September 30, 2014. We record an allowance for loan losses to cover our estimate of inherent losses on our individually acquired retail installment contracts and other loans and receivables. For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase.

	September 30, 2014
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Unpaid principal balance	$23,890,480	$1,032,828	$24,923,308	$97,826	$1,640,276
Loan loss allowance	(2,793,199)	(192,960)	(2,986,159)	(648)	(300,425)
(Discount) / premium	(660,652)	5,797	(654,855)	—	(297)
Capitalized origination costs and fees	36,786	—	36,786	—	729
Net carrying balance	$20,473,415	$845,665	$21,319,080	$97,178	$1,340,283
Allowance as a percentage of unpaid principal balance	11.7%	18.7%	12.0%	0.7%	18.3%
Allowance and discount as a percentage of unpaid principal balance	14.5%	18.1%	14.6%	0.7%	18.3%

	December 31, 2013
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Unpaid principal balance	$21,238,281	$1,961,060	$23,199,341	$95,835	$1,165,778
Loan loss allowance	(2,132,634)	(226,356)	(2,358,990)	(1,090)	(179,350)
Discount	(573,462)	(81,216)	(654,678)	—	(32,831)
Capitalized origination costs	33,936	—	33,936	—	592
Net carrying balance	$18,566,121	$1,653,488	$20,219,609	$94,745	$954,189
Allowance as a percentage of unpaid principal balance	10.0%	11.5%	10.2%	1.1%	15.4%
Allowance and discount as a percentage of unpaid principal balance	12.7%	15.7%	13.0%	1.1%	18.2%
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
The following is a summary of retail installment contracts held for investment that are (i) 31-60 days delinquent and (ii) more than 60 days delinquent but not yet in repossession:

	September 30, 2014				December 31, 2013
	Retail Installment Contracts Held for Investment		Unsecured Consumer Loans		Retail Installment Contracts Held for Investment		Unsecured Consumer Loans
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 31-60 days past due	$2,240,237	9.0%	$51,274	3.1%	$2,050,688	8.8%	$28,102	2.4%
Delinquent principal over 60 days	969,988	3.9%	131,537	8.0%	1,037,013	4.5%	65,360	5.6%
Total delinquent contracts	$3,210,225	12.9%	$182,811	11.1%	$3,087,701	13.3%	$93,462	8.0%

(a)	Percent of unpaid principal balance.
All of our receivables from dealers and all of our retail installment contracts held for sale were current as of September 30, 2014 and December 31, 2013. Delinquencies on the capital lease receivables portfolio, which began in 2014, were immaterial as of September 30, 2014.
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Principal outstanding at period end	$24,923,308	$1,640,276	$23,306,943	$715,602
Average principal outstanding during the period	$24,420,669	$1,369,631	$20,506,168	$248,206
Number of receivables outstanding at period end	1,620,995	1,710,372	1,652,837	1,074,128
Average number of receivables outstanding during the period	1,618,615	1,672,596	1,580,233	345,871
Number of repossessions (1)	166,045	n/a	125,930	n/a
Number of repossessions as a percent of average number of receivables outstanding	13.68%	n/a	10.63%	n/a
Net losses	$1,172,488	$178,675	$771,367	$821
Net losses as a percent of average principal amount outstanding (2)	6.40%	17.39%	5.02%	0.44%

(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.

(2)	The percentages for the nine months ended September 30, 2014 and 2013 are annualized and are not necessarily indicative of a full year’s actual results.
We have had no charge-offs on our receivables from dealers and no material charge-offs on our capital lease receivables.
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
The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	September 30, 2014		December 31, 2013
	(Dollars in thousands)
Never deferred	$18,170,769	72.9%	$17,532,461	75.6%
Deferred once	3,556,496	14.3%	2,935,099	12.7%
Deferred twice	1,700,253	6.8%	1,356,957	5.8%
Deferred 3 - 4 times	1,422,603	5.7%	1,311,791	5.7%
Deferred greater than 4 times	73,187	0.3%	63,033	0.3%
Total	$24,923,308		$23,199,341
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
Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.
If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, or an extension of the maturity date. The servicer also may grant concessions on our unsecured consumer loans in the form of principal or interest rate reductions or payment plans. The following is a summary of the principal balance as of September 30, 2014 and December 31, 2013 of loans that have received these modifications and concessions:

	September 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Temporary reduction of monthly payment	$1,152,414	$—	$1,040,917	$—
Bankruptcy-related accounts	126,867	—	130,369	1,792
Extension of maturity date	106,483	—	116,039	—
Interest rate reduction	31,775	15,428	92,329	6,599
Other	43,444	—	48,058	—
Total modified loans	$1,460,983	$15,428	$1,427,712	$8,391
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	September 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Total TDR principal	$3,666,676	$15,428	$2,604,351	$8,391
Accrued interest	100,592	—	70,965	—
Discount	(101,396)	(4)	(70,321)	(274)
Origination costs	5,646	14	4,161	5
Outstanding recorded investment	3,671,518	15,438	2,609,156	8,122
Allowance for loan losses	(605,643)	(6,884)	(475,128)	(2,345)
Outstanding recorded investment, net of allowance	$3,065,875	$8,554	$2,134,028	$5,777
A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	September 30, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Principal 31-60 days past due	806,819	1,101	556,489	875
Delinquent principal over 60 days	422,776	8,017	356,969	1,396
Total delinquent TDRs	$1,229,595	$9,118	$913,458	$2,271
As of September 30, 2014 and December 31, 2013, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.
Liquidity and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations primarily through securitization in the ABS market and committed credit lines from third-party banks and Santander.

We seek to issue debt that appropriately matches the cash flows of the assets that we originate. In addition, we utilize large flow agreements. We have over $3.3 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
In the first nine months of 2014, our origination volume increased to a company-record production of $21.4 billion. We are executing more frequent securitization transactions, as well as continuing to add additional credit facilities and flow agreements, to fund the increased origination volume from our Chrysler Capital and unsecured lending businesses.
As of September 30, 2014, our revolving credit facilities consisted of the following:

	September 30, 2014
	(Dollars in thousands)
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2015	$214,186	$500,000	1.22%	$306,303	$—
Warehouse line	Various (a)	149,602	1,240,393	1.03%	234,040	15,384
Warehouse line (b)	June 2016	2,276,688	4,300,000	0.92%	3,327,514	62,647
Warehouse line	June 2016	598,127	2,500,000	2.04%	821,395	18,408
Warehouse line	July 2015	—	500,000	—	—	—
Warehouse line (c)	September 2015	175,080	200,000	2.02%	—	12,195
Repurchase facility (d)	Various	868,838	875,993	1.59%	—	31,533
Warehouse line	December 2015	331,965	750,000	1.06%	446,467	7,329
Warehouse line (e)	November 2016	175,000	175,000	1.71%	—	134
Warehouse line (f)	March 2015	250,594	250,594	0.98%	—	—
Total facilities with third parties		5,040,080	11,291,980		5,135,719	147,630
Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.45%	1,447	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.30%	—	—
Line of credit	December 2018	800,000	1,750,000	2.75%	12,588	—
Line of credit (h)	March 2017	300,000	300,000	1.70%	—	—
Total facilities with Santander and related subsidiaries		3,350,000	4,800,000		14,035	—
Total revolving credit facilities		$8,390,080	$16,091,980		$5,149,754	$147,630

(a)	Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.

(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance.

(c)
This line is held exclusively for unsecured consumer term loans. On October 31, 2014, the Company entered into another facility for unsecured consumer term loans with additional borrowing capacity of $250 million.

(d)
The repurchase facility is also collateralized by securitization notes payable retained by the Company. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.

(e)	This line is collateralized by residuals retained by the Company.

(f)	This line is collateralized by notes payable retained by the Company.

(g)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of September 30, 2014, $1.7 billion of the aggregate outstanding balances on credit facilities were unsecured.

(h)
On October 15, 2014, the Company made a $28.6 million principal payment to increase the overcollateralization on this warehouse by 10% to cure a level I triggering event. The Company subsequently amended the warehouse agreement to revise the trigger levels.

Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. As of September 30, 2014, our secured structured financings consisted of the following:

	September 30, 2014
	(Dollars in thousands)
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations (a)	October 2016 - November 2017	$185,348	$2,634,349	1.04%-1.44%	$403,129	$95,597
2011 Securitizations	October 2015 - September 2017	511,348	3,536,550	1.21%-2.80%	811,610	121,647
2012 Securitizations	November 2017 - December 2018	2,667,792	8,023,840	0.92%-1.68%	3,416,857	341,653
2013 Securitizations	January 2019 - January 2021	3,863,220	6,689,700	0.89%-1.59%	4,727,996	343,478
2014 Securitizations	August 2018 - November 2020	4,871,772	5,859,400	1.42%-1.72%	5,535,175	328,313
Public securitizations (b)		12,099,480	26,743,839		14,894,767	1,230,688
2010 Private issuances	June 2011	190,183	516,000	1.29%	320,151	9,058
2011 Private issuances	December 2018	1,026,730	1,700,000	1.46%-1.80%	1,476,856	58,240
2012 Private issuances	May 2016	9,607	70,308	1.07%	15,198	1,450
2013 Private issuances	September 2018 - September 2020	2,166,424	2,693,754	1.13%-1.38%	2,960,515	91,402
2014 Private issuances	November 2015 - December 2021	2,951,973	3,519,049	1.05%-1.85%	4,165,753	140,007
Privately issued amortizing notes		6,344,917	8,499,111		8,938,473	300,157
Total secured structured financings		$18,444,397	$35,242,950		$23,833,240	$1,530,845

(a)	On October 15, 2014, the Company executed a clean-up call on a securitization representing $87.7 million of this balance.

(b)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America and Citizens Bank of Pennsylvania for Chrysler Capital retail installment contracts and with SBNA for Chrysler Capital consumer vehicle leases and dealer loans.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
We currently have lending relationships with fourteen third party banks. Warehouse lines are used to fund originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Our warehouse lines generally are backed by auto retail installment contracts and, in some cases, leases or unsecured consumer loans. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. We maintain daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with our liquidity needs.
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
Total Return Swap
Beginning in 2014, we also obtain financing through a total return swap whereby we pledge retained subordinate bonds on our own securitizations as collateral for a financing facility that also includes a requirement that we settle with the counterparty at maturity an amount based on the change in the fair value of the underlying bonds during the term of the facility.
Santander Credit Facilities
Santander historically has provided, and continues to provide, our business with significant funding support in the form of committed credit facilities. Through its New York branch, Banco Santander, S.A. provides us with $4.5 billion of long-term committed revolving credit facilities. Under an agreement entered into on March 6, 2014, SHUSA provides us with an additional $0.3 billion of committed revolving credit, collateralized by residuals retained on our own securitizations. The fundings through the New York branch and through SHUSA are collectively known as the “Santander Credit Facilities.”
The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to allow us to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts as well as securitization notes payables and residuals by the Company. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
There was an average outstanding balance of approximately $3.9 billion and $2.4 billion under the Santander Credit Facilities during the nine months ended September 30, 2014 and 2013, respectively. The maximum outstanding balance during each period was $4.6 billion and $4.3 billion, respectively.
Santander also has provided a $500 million letter of credit facility with a maturity date of December 31, 2014 that we can use as credit enhancement to support increased borrowings on certain third-party credit facilities. We have not used this facility since December 2012. Santander affiliates also serve as the counterparty for many of our derivative financial instruments.
Secured Structured Financings
We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS since 2011, and have issued a total of over $32 billion in retail auto ABS since 2010.
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
Our on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered VIEs, that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and the notes payable related to the securitized retail installment contracts remain on the consolidated balance sheets. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for loan losses to cover probable loan losses on the retail installment contracts. While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to our creditors or our other subsidiaries.
We have completed six securitizations year-to-date in 2014, in addition to executing six subordinate bond transactions to fund residual interests from existing securitizations. We currently have 27 securitizations outstanding in the market with a cumulative ABS balance of approximately $13 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases. As of September 30, 2014, the Company had private issuances of notes backed by vehicle leases totaling approximately $1.3 billion.
Flow Agreements
In order to manage our balance sheet and provide funding for our recent significant increase in volume of originations, we are actively seeking to enter into flow agreements under which we will sell, or otherwise source to third parties, loans and leases on a periodic basis. These loans and leases will not be on our balance sheet but may provide a gain on sale and will provide a stable stream of servicing fee income. Our flow agreements all relate to our Chrysler Capital relationship and are described under Recent Developments and Other Factors Affecting Our Results of Operations.
Off-Balance Sheet Financing
We periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, we record these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from our consolidated balance sheets. During the three months ended September 30, 2014, the Company sold $1.0 billion of gross retail installment contracts in an off-balance sheet securitization, recognizing a gain on sale of approximately $39 million. This securitization was primarily comprised of Chrysler Capital loans but included some non-Chrysler collateral. During the nine months ended September 30, 2014, the Company sold approximately $1.8 billion of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $72 million.
Cash Flow Comparison
We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of retail installment contracts. Our financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Net cash provided by operating activities	$2,774,964	$1,381,799
Net cash used in investing activities	$(6,241,062)	$(7,595,568)
Net cash provided by financing activities	$3,499,456	$6,170,233
Cash Provided by Operating Activities
For the nine months ended September 30, 2014, net cash provided by operating activities of $2.8 billion consisted of net income of $519 million, adjustments for non-cash items of $2.0 billion, net proceeds from sales and repayments of loans held for sale of $3.3 billion, and changes in working capital of $195 million, partially offset by net originations of loans held for sale of $3.2 billion. Adjustments for non-cash items consisted primarily of $2.1 billion in provision for credit losses. Changes in working capital consisted primarily of a $337 million decrease in federal, state, and other income taxes payable, driven by a $375 million refund received for overpayment of 2013 estimated taxes.
For the nine months ended September 30, 2013, net cash provided by operating activities of $1.4 billion consisted of net income of $582 million, adjustments for non-cash items of $1.0 billion and net proceeds from sales and repayments of loans held for sale of $1.1 billion, partially offset by net originations of loans held for sale of $1.2 billion and changes in working capital of $146 million. Adjustments for non-cash items consisted primarily of $1.2 billion in provision for credit losses, partially offset by $231 million in accretion of discount, net of depreciation and amortization of capitalized origination costs.
Cash Used in Investing Activities
For the nine months ended September 30, 2014, net cash used in investing activities of $6.2 billion primarily consisted of $16.4 billion in loan and lease originations and net balance increases on revolving lines, partially offset by $7.0 billion in collections, $2.4 billion in proceeds from asset sales, $744 million in manufacturer incentives received, and $412 million in proceeds from sale of leased vehicles. Net cash used in investing activities also includes a $426 million increase in restricted cash.
For the nine months ended September 30, 2013, net cash used in investing activities of $7.6 billion primarily consisted of $14.3 billion in loan and lease originations and net balance increases on revolving lines, partially offset by $7.1 billion in collections. Net cash used in investing activities also includes the $150 million upfront fee paid to Chrysler and a $322 million increase in restricted cash.
Cash Provided by Financing Activities
For the nine months ended September 30, 2014, net cash provided by financing activities of $3.5 billion was driven by net proceeds exceeding payments on secured structured financings by $3.2 billion and net advances of $290 million on credit facilities, partly offset by a $52 million dividend.
For the nine months ended September 30, 2013, net cash provided by financing activities of $6.2 billion was driven by net advances of $4.0 billion on credit facilities, in addition to net proceeds exceeding payments on secured structured financings by $2.4 billion. Additionally, $48 million was received from SHUSA as a capital contribution pursuant to the shareholders agreement in force at the time between SCUSA and certain of its shareholders, and the Company paid a $290 million dividend.
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
Flow Agreements

Our retail installment contract flow agreements with Bank of America and CBP may require us to make servicer performance or loss-sharing payments. These agreements relate to our Chrysler Capital relationship and are described in Recent Developments and Other Factors Affecting Our Results of Operations.
Credit Enhancement Arrangements
In connection with the sale of retail installment contracts to securitization trusts, we have made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require us to repurchase loans previously sold. As of September 30, 2014, we had no repurchase requests outstanding.
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
Risk Management Framework
SCUSA has established a risk governance structure that assigns responsibility for risk management among front-line business personnel, an independent risk management function, and internal audit. According to this model, business owners maintain responsibility for identifying and mitigating the risks generated through their business activities. The Chief Risk Officer ("CRO"), who reports to the Board Enterprise Risk Committee ("BERC") and the CEO and is independent of any business line, is responsible for developing and maintaining a risk framework that ensures risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company. The CRO is also accountable to SHUSA's Chief Risk Officer.

The BERC, which has been established by the Board, is charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. The BERC meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the BERC are individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing us and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance, legal and other general business conditions. A comprehensive risk report is submitted by the CRO to the BERC and to the Board each quarter providing management’s view of our risk position provided by the CRO.
In addition to the Board and BERC, the CEO and CRO delegate risk responsibility to management committees. These committees include: the Asset Liability Committee, the Capital Committee and the Enterprise Risk Management Committee.  The CRO participates in each of these committees.
Additionally, the Company has established an enterprise risk management ("ERM") function to coordinate risk management activities. ERM has developed a Board-approved Enterprise-wide Risk Management Policy under which ERM implements procedures and programs to manage risk. ERM has developed a Risk Tolerance Statement, which is approved by the Board and details the types of risk and size of risk-taking activities permissible in the course of executing business strategy.
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
The variable rates on the borrowings under our revolving credit facilities are indexed to LIBOR or commercial paper rates and fluctuate periodically based on movements in those indexes. We sometimes use interest rate swap agreements to convert the variable rate exposures on these borrowings to a fixed rate, thereby mitigating our interest rate exposure. Interest rate swap agreements purchased by us do not impact the contractual cash flows to be paid to the creditor. The counterparty for most of our interest rate swaps is Santander or one of its affiliates. As of September 30, 2014, the notional value of our hedges with Santander and affiliates was approximately $8.9 billion.
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
We are, in certain circumstances, required to hedge our interest rate risk on our secured structured financings and the borrowings under our revolving credit facilities, and we use both interest rate swaps and interest rate caps to satisfy these requirements. We currently hold purchased interest rate caps and offsetting sold interest rate caps related to several of our secured structured financings and to our Chrysler retail financing facility. Although the interest rate caps are purchased by these financing facilities, cash outflows from the facilities ultimately impact our retained interests in the secured structured financings as cash expended by the facilities will decrease the ultimate amount of cash to be received by us. Therefore, we may simultaneously sell a corresponding interest rate cap to offset the premium paid to purchase the interest rate cap. The fair values of our interest rate cap agreements purchased and sold net to an immaterial value in our financial statements and have an immaterial earnings impact comprised solely of their execution cost. The counterparties for certain of our interest rate caps and related options are affiliates of Santander. As of September 30, 2014, the notional value of our caps and options with these affiliates was approximately $7.9 billion.
The Board requires that we closely monitor and manage the amount of our interest rate risk exposure. We monitor our interest rate risk by conducting sensitivity analyses that include parallel shifts in prevailing interest rates. As of September 30, 2014, the impact of a hypothetical 100 basis point parallel increase in the interest rate curve on our net interest income and our economic net worth was a decrease of $45.6 million and $78.9 million, respectively. We assess interest rate risk by monitoring the repricing gap by maturity date of our interest-bearing assets and liabilities to ensure appropriate duration matching.
The following table provides information about maturities of our interest rate-sensitive financial instruments by expected maturity date as of September 30, 2014:

	1M	3M	6M	12M	2 Y	3 Y	4 Y	5 Y	>5 Y
	(Dollars in thousands)
Total assets	$966	$1,783	$2,902	$5,249	$8,387	$5,986	$1,404	$227	$317
Total liabilities	16,017	1,203	1,176	2,088	3,382	2,075	685	209	—
Net swaps	9,765	(507)	(624)	(1,531)	(3,796)	(2,708)	(600)	—	—
Repricing gap	$(5,286)	$73	$1,102	$1,630	$1,209	$1,203	$119	$18	$317
Cumulative gap	$(5,286)	$(5,213)	$(4,111)	$(2,481)	$(1,272)	$(69)	$50	$68	$385
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
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to continue to grow our business through the funding of originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of September 30, 2014, we had fourteen);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of September 30, 2014, Santander and affiliates provided 12% of our funding);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of September 30, 2014, only 6% and 18%, respectively, of our debt is scheduled to mature in these timeframes);

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of September 30, 2014, we had twelve-month rolling unused capacity of over $10 billion); and

•
that we maintain a minimum liquidity ratio, defined as our short-term assets divided by our short-term liabilities, of at least 70% over periods of one, three, six, and twelve months (as of September 30, 2014, our minimum liquidity ratio was 79%, 81%, 102%, and 115% over these respective periods).

Our liquidity policy also requires that our Asset and Liability Committee monitor many indicators, both market-wide and company-specific, to determine if action may be necessary to maintain our liquidity position. These indicators include:

•delinquency and loss ratios on our securitizations;

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
As part of our plan for minimizing credit losses from our dealer lending product line, we will conduct periodic inventories, generally without advance notice to the dealer, of the collateral for floorplan lines of credit we have extended. We also will reevaluate the creditworthiness of each dealer with an outstanding balance on at least an annual basis, and more often if events indicate a possible decline in creditworthiness.
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
To manage our legal and compliance risk, we maintain an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing compliance monitoring with all applicable regulations, internal control documentation and review of processes, and internal audits. We also utilize internal and external legal counsel for expertise when needed. All associates upon hire and annually receive comprehensive mandatory regulatory compliance training. In addition, the Board receives annual regulatory and compliance training. We use industry-leading call mining and other software solutions that assist us in analyzing potential breaches of regulatory requirements and customer service. Our call mining software analyzes all customer service calls, converting speech to text and mining for specific words and phrases that may indicate inappropriate comments by a representative. The software also detects escalated voice volume, enabling a supervisor to intervene if necessary. This tool enables us to effectively manage and identify training opportunities for associates, as well as track and resolve customer complaints through a robust quality assurance program. An example of another system control to mitigate compliance risk is that our customer dialing system has been programmed based on regulatory requirements to not permit dialing a customer phone number outside of permissible time periods or that already has been called the maximum number of times that day.
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
A significant operational error related to distribution of principal on a securitization occurred in the second quarter of 2014. Principal payments that should have been made pro rata to the Class A-2-A and Class A-2-B notes of the Santander Drive Auto Receivables Trust 2013-5 transaction instead were made solely to Class A-2-A notes on two consecutive monthly distribution dates. This transaction was our first securitization in several years that featured a class of notes with subclasses that were to receive principal payments pro rata. To correct the error, we amended the transaction documents to allow for a deposit of approximately $71 million to the Trust for distribution to the Class A-2-B noteholders. This action, which had no material impact on our consolidated results of operations, brought the respective note balances of the Class A-2-A and Class A-2-B notes into parity and increased overcollateralization on the transaction. Additionally, we have implemented enhanced processes and controls to ensure payment distributions accurately reflect the legal documentation and transaction structure going forward.
Foreign Exchange Risk
As we do not currently operate in foreign markets, substantially all of our vendors are based in the United States, and we have only three employees outside of the United States. As a result, we do not currently have material exposure to currency fluctuations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2014 covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Reference should be made to Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for information regarding legal proceedings in which we are involved. We believe that the claims in the class action lawsuits are without merit and intend to defend the lawsuits vigorously. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Investigations, proceedings or information-gathering requests that we are, or may become, involved in may result in adverse consequences including, without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

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
We also depend on various credit facilities and flow agreements to fund our future liquidity needs. We cannot guarantee that these financing sources will continue to be available beyond the current maturity dates, on reasonable terms, or at all. As our volume of loan acquisitions and originations increases, especially due to our relationship with Chrysler, we will require the expanded borrowing capacity on existing or additional credit facilities and flow agreements. The availability of these financing sources depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of Santander and the other banks that participate in our credit facilities and flow agreements, and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants, which could reduce our access to bank funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, or the liquidation of certain assets.
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
We intend to continue our growth strategy to (i) expand our vehicle finance franchise by increasing market penetration via the number and depth of our relationships in the vehicle finance market, pursuing additional relationships with OEMs, and expanding our direct-to-consumer footprint and (ii) grow our unsecured consumer lending platform. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•the inherent uncertainty regarding general economic conditions;
•our ability to obtain adequate financing for our expansion plans;
•the prevailing laws and regulatory environment of each state in which we operate or seek to operate,
•and, to the extent applicable, federal laws and regulations, which are subject to change at any time;
•the degree of competition in our markets and its effect on our ability to attract customers;
•our ability to recruit qualified personnel, in particular in areas where we face a great deal of competition; and
•our ability to obtain and maintain any regulatory approvals, government permits, or licenses that may be
•required on a timely basis.

*Our agreement with Chrysler may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement.
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
Our ability to acquire loans and automotive leases is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale, which we subsequently purchase. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. As a result of the recent economic downturn and contraction of credit to both dealers and their customers, there was an increase in dealership closures and our existing dealer base experienced decreased sales and loan volume in the past and may experience decreased sales and loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, results of operations, and financial condition.
The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to our product offerings to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further harm to our business, results of operations, and financial condition.

*Our financial condition, liquidity, and results of operations depend on the credit performance of our loans.

As of September 30, 2014, over 86% of our vehicle consumer loans and over 59% of our unsecured consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels, and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless will experience higher default rates than a portfolio of obligations of prime obligors. In the event of such a default on an auto loan, generally the most practical alternative is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables. We repossessed 166,045 vehicles, incurring $1.2 billion in net losses, during the nine months ended September 30, 2014, of which 158,690 repossessions and $1.1 billion of net losses were on nonprime receivables. We experienced a default rate of 7.2% for nonprime receivables and 2.1% for prime receivables during the nine months ended September 30, 2014.

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
The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified personnel as well as have an effective succession planning framework in place. For instance, our Chief Executive Officer is one of the founders of SCUSA and has extensive experience in the vehicle finance industry. He has a proven track record of successfully operating our business, including by leading us through the recent economic downturn. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified personnel as we expand, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected. See “Management” for more detail on our executive officers.

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

There can be no assurance that the global automotive market, or Chrysler’s or our other OEM partners’ share of that market, will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our business, results of operations, and financial position.

*Our information technology may not support our future volumes and business strategies.
We rely on our proprietary origination and servicing platforms that utilize database-driven software applications, including nearly 20 years of internal historical credit data and extensive third-party data, to continuously adapt our origination and servicing operations to evolving consumer behavior, changing vehicle finance and consumer loan products and third party purchaser requirements. We employ an extensive team of engineers, information technology analysts, and website designers to ensure that our information technology systems remain on the cutting edge. However, due to the continued rapid changes in technology, there can be no assurance that our information technology solutions will continue to be adequate for the business or to provide a competitive advantage.
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
We maintain an allowance for loan losses, established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our originated loan portfolio. For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. Our allowance for loan losses as of September 30, 2014 is $3.3 billion, or 12.3% of outstanding principal balance. The determination of the appropriate level of the allowance for loan losses, and nonaccretable difference inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for loan losses. Some of our planned growth is in lending areas other than vehicle loans, and we are not experienced in estimating loan and credit losses in those other areas. In addition, if net chargeoffs in future periods exceed the allowance for loan losses, we will need to make additional provisions to increase the allowance for loan losses. There is no accurate method for predicting loan and credit losses, and we cannot assure you that our loan loss allowance will be sufficient to cover actual losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on us.

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
We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 88% as of September 30, 2014. Although our total borrowings are restricted by covenants in our credit facilities and market conditions, our Board of Directors may change our target borrowing levels at any time without the approval of our stockholders. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.

*Our indebtedness and other obligations are significant and impose restrictions on our business.
We have a significant amount of indebtedness. At September 30, 2014 and December 31, 2013, we had approximately $26.8 billion and $23.3 billion, respectively, in principal amount of indebtedness outstanding (including approximately $25.1 billion and $22.2 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted approximately 11% of our total net finance and other interest income, net of leased vehicle expense, for the nine months ended September 30, 2014.

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
Our profitability may be directly affected by interest rate levels and fluctuations in interest rates. As interest rates change, our gross interest rate spread on originations either increases or decreases because the rates charged on the contracts originated or purchased from dealers are limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the consumer. Additionally, although the majority of our borrowers are nonprime and are not highly sensitive to interest rate movement, increases in interest rates may reduce the volume of loans we originate. While we monitor the interest rate environment and employ hedging strategies designed to mitigate the impact of increased interest rates, we cannot provide assurance that hedging strategies will fully mitigate the impact of changes in interest rates.

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

*Adverse outcomes to current and future litigation against us may negatively impact our financial position, liquidity, and results of operations.
We are party to various litigation claims and legal proceedings. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties. Some litigation against us could take the form of class action complaints by consumers. As the assignee of loans originated by automotive dealers, we also may be named as a co-defendant in lawsuits filed by consumers principally against automotive dealers. Additionally, we are party to two purported securities class action lawsuits seeking to represent a class consisting of all those who purchased or otherwise acquired our securities pursuant and/or traceable to our Registration Statement and Prospectus issued in connection with our initial public offering. Each class action complaint alleges that our Registration Statement and Prospectus contained misleading statements concerning the Company’s auto lending business and underwriting practices and seeks damages and other relief.
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

The obligations associated with being a public company require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.
Until our IPO, we were not required to comply with the Commission requirements to file periodic reports with the Commission. As a public company, we are now required to file periodic reports containing our consolidated financial statements with the Commission within a specified time following the completion of quarterly and annual periods. As a public company, we will also incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules of the Commission and the rules of the NYSE will increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations, and financial condition. Among other things, we are required to: prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules; appoint new independent members to our Board of Directors and committees; create or expand the roles and duties of our Board of Directors and committees of the board; institute more comprehensive compliance and internal audit functions; evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board; involve and retain outside legal counsel and accountants in connection with the activities listed above; enhance our investor relations function; and maintain internal policies, including those relating to disclosure controls and procedures. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our total costs and expenses.

Internal controls over financial reporting may not prevent or detect all errors or acts of fraud.
We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and regulations of the Commission. We also maintain a system of internal control over financial reporting. However, these controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.

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
Because our controlling shareholder, SHUSA, is a bank holding company and because we provide third party services to banks, we are subject to certain banking regulations, including oversight by the Federal Reserve and the OCC. We also are subject to oversight by the CFPB and the Bank of Spain. Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over bank holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict SHUSA from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity.  This power includes the authority to prohibit or limit the payment of dividends if, in the Federal Reserve’s opinion, such payment would constitute an unsafe or unsound practice. Moreover, certain banks and bank holding companies, including SHUSA, are required to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis, and to receive a notice of non-objection to the plan from the Federal Reserve before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. Due to the Federal Reserve's objection in March 2014 to SHUSA's capital plan, we currently are prohibited from paying dividends until either the Federal Reserve issues a non-objection to SHUSA's next capital plan submission or a non-objection to a planned dividend payment. On September 15, 2014, SHUSA entered into a written agreement with the Federal Reserve memorializing prior discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including us, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of Federal Reserve. There can be no assurance when SHUSA will submit a revised capital plan, or whether or when the Federal Reserve will accept SHUSA’s capital plan, or whether the Federal Reserve will give its written approval for any future dividends or capital distributions.
SHUSA and SCUSA also are subject to increasingly stringent oversight by the Federal Reserve due to the Federal Reserve’s objection to SHUSA’s CCAR capital plan, and in response, SHUSA has made a concentrated effort to improve its governance, oversight and internal controls, policies, procedures and functions, including as they relate to SCUSA. We expect to incur higher costs than originally anticipated in connection with ensuring compliance with, and assisting SHUSA in, the CCAR process.
The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit, and has the authority to approve or disallow acquisitions or other activities we may contemplate, which may limit our future growth plans. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations. The suspension of our ability to pay dividends or other limitations placed on SCUSA by the Federal Reserve or any other regulator and additional costs associated with regulatory compliance could have a material adverse effect on us and the trading price of our common stock.

*The Dodd-Frank Act and the creation of the CFPB in addition to recently issued rules and guidance will likely increase our regulatory compliance burden and associated costs.
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
The Dodd-Frank Act also included risk retention requirements. Six federal agencies recently approved a final rule implementing these requirements. The rule, which will become effective in October 2015, generally requires sponsors of asset-backed securities (ABS) to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. The final rule also does not require any retention for securitizations of commercial loans, commercial mortgages, or automobile loans if they meet specific standards for high quality underwriting. If we do not meet this exception, certain of our securitization structures may be adversely impacted by the risk retention requirement.

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

*SHUSA has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.
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
In addition, the Shareholders Agreement provides the directors nominated by SHUSA with approval rights over certain specific material actions taken by us, provided certain minimum share ownership thresholds are maintained. These material actions include changes in material accounting policies, changes in material tax policies or positions and changes in our principal line of business. Additionally, SHUSA may elect not to permit us to undertake certain actions or activities if SHUSA were to determine that such actions or activities could or would be viewed negatively by the Federal Reserve or other regulators.

*We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
SHUSA owns a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•	the requirement that our nominating and corporate governance committee be composed entirely of independent directors;

•	the requirement that our compensation committee be composed entirely of independent directors; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We intend to utilize these exemptions. As a result, we will not have a majority of independent directors on our Board of Directors. Additionally, our compensation and nominating and governance committees will not be composed entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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
Name: Thomas G. Dundon
Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas G. Dundon	Chairman and Chief Executive Officer	November 4, 2014
Thomas G. Dundon	(Principal Executive Officer)
/s/ Jason Kulas	President and Chief Financial Officer	November 4, 2014
Jason Kulas	(Principal Financial and Accounting Officer)