Form 10-K
period 2014-12-31
Santander Consumer USA Holdings Inc.
filed 2015-03-02
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-36270
SANTANDER CONSUMER USA HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________________________

Delaware	32-0414408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1601 Elm Street, Suite 800
Dallas, Texas 75201
(214) 634-1110
(Address, including zip code, and telephone number, including area code, of principal executive offices)
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________________
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 30, 2014, the Registrant’s common stock, par value $0.01 per share, held by non-affiliates had an aggregate market value of approximately $1.7 billion based on the closing price on that date on the New York Stock Exchange of $19.44 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2015
Common Stock ($0.01 par value)	349,710,141 shares

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to its 2015 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

ITEM I. BUSINESS
General
Santander Consumer USA Holdings Inc., a Delaware corporation (“SCUSA Delaware” or, together with its subsidiaries, “SCUSA” or “the Company”), is the holding company for Santander Consumer USA Inc., an Illinois corporation (“SCUSA Illinois”), and subsidiaries, a specialized consumer finance company focused on vehicle finance and unsecured consumer lending products. The Company’s primary business is the indirect origination of retail installment contracts, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
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
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it provides unsecured consumer loans, private-label credit cards and other consumer finance products.
As of February 24, 2015, the Company is owned approximately 60.3% by Santander Holdings USA, Inc. (“SHUSA”), a subsidiary of Banco Santander, S.A. (“Santander”), approximately 29.6% by non-affiliated shareholders, approximately 10.0% by Thomas G. Dundon, the Company’s Chairman and Chief Executive Officer (“CEO”), directly and through DDFS LLC, an affiliated entity, and approximately 0.1% by other holders, primarily members of senior management.

Our Markets
The consumer finance industry in the United States has approximately $2.7 trillion of outstanding borrowings and includes vehicle loans and leases, credit cards, home equity lines of credit, private student loans, and personal loans. As economic conditions have recovered from the 2008 and 2009 downturn, there has been a significant demand for consumer financing, particularly finance vehicle sales.
$2.7 Trillion Consumer Finance Industry
Sources: Federal Reserve Bank of New York; Consumer Financial Protection Bureau
Our primary focus is the vehicle finance segment of the U.S. consumer finance industry. Vehicle finance includes loans and leases taken out by consumers to fund the purchase of new and used automobiles, as well as motorcycles, recreational vehicles, and watercraft. Within the vehicle finance segment, we maintain a strong presence in the auto finance market. The auto finance market features a fungible product resulting in an efficient pricing market, but it is highly fragmented, with no individual lender accounting for more than 10% of market share. As of December 31, 2014, there were approximately $955 billion of auto loans outstanding in the United States.
Through the economic downturn, auto loans generally were not as adversely impacted as most other consumer lending products. This performance was largely attributable to several factors, including: (i) the importance that automobiles serve in consumers’ everyday lives; (ii) the ability to locate, repossess and sell a vehicle to mitigate losses on defaulted loans; and (iii) the robustness of the used car market and residual values. This latter factor is subject to fluctuations in the supply and demand of automobiles. The primary metric used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index, a measure of wholesale used car prices adjusted by their mileage or vintage. As of December 31, 2014, used car financing represented 63% of our outstanding retail installment contracts, of which 84% consisted of nonprime auto loans. The Manheim Used Vehicle Index has recently been well above historical norms and during the economic downturn rebounded in nine months while the broader economy took several years to rebound. This strength in the used car market reflects the importance of cars to U.S. consumers.

Manheim Used Vehicle Value Index
Historically, used car financing has made up a majority of our business. Used automobiles accounted for 72% of total automobiles sold in the United States in 2014. In 2014, through the third quarter, approximately 54% of used car purchases were financed. Most loans in the used auto finance space are extended to nonprime consumers, who comprise a significant portion of the U.S. population. Of the approximately 200 million Americans with a credit history, 34% have FICO® scores below 650. Although nonprime auto loans typically produce higher losses than prime loans, our data-driven approach, extensive experience, and adaptive platform have enabled us to accurately project cash flows and effectively price loans for their inherent risk.
U.S. FICO® Score Distribution

Through our Chrysler Capital brand, we are increasing our focus on the new auto finance space by providing financing for the acquisition of new Chrysler cars. The new auto market continues to recover from the economic downturn. There were 16.4 million new cars sold in 2014, which was an increase of 58% over the number of new cars sold in 2009. In 2014, through the third quarter, approximately 85% of total new auto sales were financed. Future growth of new auto sales in the United States, and the parallel growth of consumer loans and leases to finance those sales, are driven by improving economic conditions, new automobile product offerings, and the need to replace aging automobiles. The average age of U.S. autos in 2014 remains at a record high of 11.4 years-old, unchanged from 2013. Chrysler Capital loan and lease growth will be driven by the volume of new Chrysler cars sold in the United States.

U.S. New Auto Light Vehicle Sales
(units in millions)
Chrysler Sales
(units in millions)
We are a leading originator of nonprime auto loans. National and regional banks have historically been the largest originators of used and nonprime vehicle loans and leases due to their broad geographic footprint and wide array of vehicle finance products. We primarily compete against national and regional banks, as well as automobile manufacturers’ captive finance businesses, to originate loans and leases to finance consumers’ purchases of new and used cars. We also have been increasing our portfolio of prime loans and leases serviced for others, as we began originating and then selling prime assets with servicing retained.
We are also increasing our focus on the unsecured consumer lending market, including credit cards, private student loans, point-of-sale financing and personal loans. From a high in 2008, the U.S. consumer has steadily faced declining access to traditional sources of consumer credit. This decline is evidenced by the reduction of outstanding consumer credit card limits by approximately $713 billion and of home equity lines of credit by approximately $387 billion since 2008. During the economic downturn, traditional lenders were forced to tighten credit and, in some cases, exit the market altogether, leaving a large market opportunity with significant growth potential. Additionally, consumer loan demand is recovering and, on average, most domestic bank lenders have reported stronger demand for consumer loans since April 2011. Imbalances in supply and demand have created a significant opportunity for companies like us who have national scale, financial strength, stability of management, strong credit and underwriting processes, and an appetite for identifying incremental lending opportunities.

Net Percent of Banks Reporting Stronger Demand for Consumer Loans

In both the vehicle finance and unsecured consumer lending markets, we generate originations indirectly and directly. The indirect model requires relationships with third parties who are generally active in the market, are looking for an additional source of financing for their customers, and agree to direct certain customers to SCUSA. The direct model requires an internally-managed platform through which consumers are able to make requests for credit directly to SCUSA. While we have historically focused on the indirect model, we have a presence in the direct vehicle finance market through our RoadLoans.com platform . Additionally, we continue to develop our relationships with third parties to further broaden our origination channels.
Our Business Strategy
Our primary goal is to create stockholder value by leveraging our systems, data, liquidity, and management. Our business strategy is to increase market penetration in the consumer finance industry while deploying our capital and liquidity efficiently.
Expand Our Vehicle Finance Franchise
Organic Growth in Indirect Auto Finance. We have extensive data on and experience with consumer behavior across the full credit spectrum and are a key player in the U.S. vehicle finance market. We have the ability to continue to increase our market penetration in the vehicle finance market, subject to attractive market conditions, via the number and depth of our relationships. We plan to achieve this in part through alliance programs with national vehicle dealer groups and financial institutions, including banks, credit unions, and other lenders, in both the prime and nonprime vehicle finance markets. Our technology-based platform enables us to integrate seamlessly with other originators and thereby benefit from their channels and brands.
Strategic Alliances with Original Equipment Manufacturers (“OEMs”). We plan to expand our existing OEM relationships to drive incremental origination volume, primarily, through Chrysler Capital. The loans and leases originated through Chrysler Capital should provide us with the majority of our near-term expected growth. In addition, the experience gained in lease and dealer financing can be applied to improve origination volume through the rest of our dealer base. Our relationship with Chrysler has accelerated our transformation into a full-service vehicle finance company that provides financial products and services to consumers and automotive dealers.
Growth in Direct-to-Consumer Exposure. We are working to further diversify our vehicle finance product offerings by expanding our web-based, direct-to-consumer offerings. We are seeking to engage the consumer at the early stages of the car buying experience. Our RoadLoans.com program is a preferred finance resource for many major vehicle shopping websites, including Cars.com, AutoTrader.com, and eBay Motors, each of which have links on their websites promoting our RoadLoans.com website for financing. We will continue to focus on securing relationships with additional vehicle-related websites. We anticipate that the next generation of our web-based direct-to-consumer offerings will include additional strategic relationships, an enhanced online experience, and additional products and services to assist with all stages of the vehicle ownership life cycle, including research, financing, buying, servicing, selling, and refinancing.
Expansion of Fee-Based Income Opportunities. We seek out opportunities to leverage our technologically sophisticated and highly adaptable servicing platform for both prime and nonprime loans, as well as other vehicle finance (including recreational and marine vehicles) and unsecured consumer lending products. We collect fees to service loan portfolios for third parties, and we handle both secured and unsecured loan products across the full credit spectrum. Loans and leases sold to or sourced to banks through flow agreements (including our flow agreements with Bank of America, Citizens Bank of Pennsylvania ("CBP") (a subsidiary of RBS Citizens Financial Group) and Santander Bank, N.A., an affiliate of the Company (“SBNA,” formerly Sovereign Bank), and off-balance sheet securitizations also provide additional opportunities to service large vehicle loan and lease pools. We believe our loan servicing business is scalable and provides an attractive return on equity, and we intend to continue to develop new third-party relationships to increase its size. In 2014, we added over $5.7 billion of assets to our portfolio of assets serviced for others.
Continue to Expand Our Unsecured Consumer Lending Platform
We are further diversifying our business through our strategic relationships in the unsecured consumer lending space, which includes point-of-sale financing, personal loans, and private label credit cards. Unsecured consumer lending is a rapidly growing segment of the consumer finance market in the United States, and we expect that financing in the unsecured consumer loan space will continue to become a larger part of our business. During 2014, we originated $1.2 billion in these loans. Our ability to offer these products is derived from our extensive information on and experience with consumer behavior across the full credit spectrum, our scalable technology platform and Santander’s expertise in the unsecured consumer lending industry. One of our strategic consumer finance relationships is with Bluestem, which owns the Fingerhut®, Gettington.com® and PayCheck Direct® brands. Bluestem’s customers rely on Bluestem proprietary credit products at the point of sale to make purchases. Through our agreement with Bluestem, we have the option to purchase certain loans through April 2020. We also have a strategic relationship with LendingClub, pursuant to which we invest in or purchase personal loans and have the right to purchase "near-prime" (as defined) loans as well. Additionally, we originate private-label revolving lines of credit through our relationship with a point-of-sale lending technology company. We believe these relationships and initiatives provide us with a strong entry point into the unsecured consumer lending space.
Our Products and Services
We offer vehicle-related financing products and services and unsecured consumer financing.
Vehicle Finance
Our vehicle finance products and services primarily consist of consumer loans and leases, and the servicing thereof.
Consumer Vehicle Loans
Our primary business is to indirectly originate vehicle loans through automotive dealerships throughout the United States. We currently do business with over 17,000 dealers, most of which are manufacturer-affiliated or large and reputable independent dealers. We use our risk-adjusted methodology to determine the price we pay the automotive dealer for the loan, which may be above or below the principal amount of the loan depending on characteristics such as the contractual APR and the borrower’s credit profile. The consumer is obligated to make payments in an amount equal to the principal amount of the loan plus interest at the APR negotiated with the dealer. In addition, the consumer is also responsible for charges related to past-due payments. Dealers may retain some portion of the finance charge as income. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through loans, we hold a perfected security interest in those vehicles. Loans with below-market APRs are frequently offered through manufacturer incentive programs. The manufacturer will compensate the originator of these loans for the amount of the financing rate that is below market. These payments are called rate subvention. We are entitled to receive rate subvention payments as Chrysler’s preferred provider through the Chrysler Agreement.
Since 2008, we also have directly originated loans through our branded online RoadLoans.com platform, and we also periodically acquire large portfolios of loans. The loans acquired in bulk acquisitions have primarily been collateralized by automobiles. However, a small amount of such loans have been collateralized by marine and recreational vehicles. We generate revenue on these loans through finance charges.
Vehicle Leases
We acquire leases primarily from Chrysler-affiliated automotive dealers and, as a result, become titleholder for leased cars. The acquisition cost for these leases is based on the underlying value of the vehicle, the contractual lease payments and the residual value, which is the expected value of the vehicle at the time of the lease termination. We use projected residual values that are estimated by third parties, such as ALG. The residual value we use to determine lease payments, or the contractual residual value, may be adjusted upward as part of marketing incentives provided by the manufacturer of the vehicle. When a contractual residual value is written up, the lease payments we offer become more attractive to consumers. The marketing incentive payment that manufacturers pay us is equal to the expected difference between the projected ALG residual value and the contractual residual value. This residual support payment is a form of subvention. We are a preferred provider of subvented leases through Chrysler Capital. The consumer, or lessee, is responsible for the contractual lease payments and any excessive mileage or wear and tear on the car that results in a lower residual value of the car at the time of the lease’s termination. In addition, the consumer is also generally responsible for charges related to past due payments. Our leases are primarily closed-ended, meaning the consumer does not bear the residual risk.
We generate revenue on leases through monthly lease payments and fees, and, depending on the market value of the off-lease vehicle, we may recognize a gain or loss upon remarketing. Our agreement with Chrysler permits us to share any residual losses over a threshold, determined on an individual lease basis, with Chrysler.
Servicing for Others
We service a portfolio of vehicle loans originated or otherwise independently acquired by SBNA, as well as vehicle leases originated by SBNA under terms of a flow agreement with us. We also service loans sold through our flow agreements with Bank of America and Citizens Bank of Pennsylvania (CBP) and through our Chrysler Capital off-balance sheet securitizations, as well as several smaller loan portfolios for various third-party institutions. We generate revenue on these assets through servicing and other fees collected from the institutional owners and the borrowers, and may also generate a gain or loss on sale. We intend to continue growing this off-balance sheet portfolio and the stream of revenue it provides.

Unsecured Consumer Lending
In 2013, we began indirectly originating unsecured consumer loans. These loans are currently serviced by the third-party originators, who handle daily cash remittances and customer service.
Origination and Servicing
Vehicle Finance
Our origination platform delivers automated 24/7 underwriting decision-making through a proprietary credit-scoring system designed to ensure consistency and efficiency, with dealers receiving a decision in under ten seconds for 95% of all requests. Every loan application we receive is processed by our risk scoring and pricing models. Our credit scorecard development process is supported by an extensive market database that includes 20 years of historical data on the loans we have acquired as well as extensive consumer finance third-party data. We continuously evaluate loan performance and consumer behavior to improve our underwriting decisions. As a result of our readily adaptable and scalable systems, we are able to quickly implement changes in pricing and scoring credit policy rules and we seek to modify our underwriting standards to match the economic environment. Our scorecard methodology supports underwriting decisions for consumers across the full credit spectrum and has been designed to allow us to maximize modeled risk-adjusted yield for a given consumer’s credit profile. As a result of the Chrysler Agreement, we have adjusted underwriting standards in the prime space to compete with the major lenders in the area.
We have built our servicing approach based on years of experience as a nonprime lender. Our servicing activities consist largely of processing customer payments, responding to customer inquiries (such as requests for payoff quotes), processing customer requests for account revisions (such as payment deferrals), maintaining a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, pursuing collection of delinquent accounts, and remarketing repossessed or off-lease vehicles. We have made significant investments in staffing and technology for our servicing systems to ensure that our servicing activities are in compliance with federal and local consumer lending rules in all 50 states.
Through our servicing platform, we seek to maximize collections while providing the best possible customer service. Our servicing practices are closely integrated with our origination platform, resulting in an efficient exchange of customer data, market information and understanding of the latest trends in consumer behavior. Our customer account management process is model-driven and utilizes automated customer service and collection strategies, including the use of automated dialers rather than physical phones. Each of the models we use is validated with data back-testing and can be adjusted to reflect new information that we receive throughout our entire business such as new vehicle loan and lease applications, refreshed consumer credit data, and consumer behavior that we observe through our servicing operations. Our robust processes and sophisticated technology support our servicing platform to maximize efficiency, consistent loan treatment, and cost control.
In order to provide the best possible customer service, we provide multiple convenience options to our customers and have implemented many strategies to monitor and improve the customer experience. In addition to live agent assistance, our customers are offered a wide range of self-service options via our interactive voice response system and through our customer website. Self-service options include demographic management (such as updating a customer’s address, phone number, and other identifying information), payment and payoff capability, and payment history reporting, as well as online chat and communication requests. Quality assurance teams perform account reviews and are responsible for grading our phone calls to ensure adherence to our policies and procedures as well as compliance with regulatory rules. Our analytics software converts speech from every call into text so that each of our conversations with a customer can be analyzed and subsequently data-mined. This is used to identify inappropriate words or phrases in real-time for potential intervention from a manager, and to search for the omission of words or phrases that are required for specific conversations. A quality control team provides an independent, objective assessment of the servicing department’s internal control systems and underlying business processes. This helps us identify organizational improvements while protecting our franchise reputation and brand. Lastly, complaint tracking processes ensure customer complaints are addressed appropriately and that the customers receive status updates. These systems assign the account to a specialized team (Office of the President) until the complaint is deemed to be closed. This team tracks and resolves customer complaints and is subject to a robust quality assurance program.
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
Our Relationship with Chrysler
In February 2013, we entered into the Chrysler Agreement pursuant to which we are the preferred provider for Chrysler’s consumer loans and leases and dealer loans effective May 1, 2013. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. During 2014, we originated over $11.5 billion of Chrysler Capital retail installment contracts and over $4.4 billion of Chrysler Capital vehicle leases, and facilitated the origination of over $1.7 billion of Chrysler Capital vehicle leases and $390 million of Chrysler Capital dealer loans. We expect these volumes to continue.

The Chrysler Agreement requires, among other things, that we bear the risk of loss on loans originated pursuant to the agreement, but that Chrysler share in any residual gains and losses in respect of consumer leases. The agreement also requires that we maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to Chrysler retail financing. In turn, Chrysler must provide designated minimum threshold percentages of its subvention business to us.
The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for SCUSA, meeting specified escalating penetration rates for the first five years, and, for Chrysler, treating SCUSA in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. In addition, Chrysler may also terminate the agreement, among other circumstances, if (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) we become, control, or become controlled by, an OEM that competes with Chrysler or (iii) if certain of our credit facilities become impaired.
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
In June 2013, we entered into a committed forward flow agreement that, as amended in September 2013, commits us to sell up to $300 million per month of prime loans to Bank of America through May 31, 2018. For those loans, we retain the servicing rights at contractually agreed upon rates. This servicing arrangement provides us with an additional fee income stream. We also will receive or pay a servicer performance payment if net credit losses on the sold loans are lower or higher, respectively, than expected net credit losses at the time of sale.
In February 2014, we entered into a flow agreement with SBNA whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications. We may review any applications declined by SBNA for our own portfolio. We provide servicing and receive an origination fee for all leases originated under this agreement.
In May 2014, we entered into a flow agreement with CBP whereby CBP has committed to purchase up to $600 million per quarter of Chrysler Capital prime loans through May 2023. This agreement is subject to various termination clauses. The minimum commitment is $250 million per quarter for the first four quarters and $400 million thereafter.
Under terms of an arrangement entered into in October 2014, we are required to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and SBNA is required to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. SBNA services all Chrysler Capital dealer loans held by us or by SBNA.
Segments
The Company has one reportable segment: Consumer Finance, which includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes our unsecured personal loan and point-of-sale financing operations.
Subsidiaries
SCUSA Delaware has one principal consolidated majority-owned subsidiary: SCUSA Illinois.
Employees
At December 31, 2014, SCUSA had approximately 4,400 employees. None of the Company’s employees are represented by a collective bargaining agreement.
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
Competition
The automotive finance industry is highly competitive. We compete on the pricing we offer on our loans and leases as well as the customer service we provide to our automotive dealer customers. Pricing for these loans and leases is transparent as we, along with our competitors, post our pricing for loans and leases on web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare our pricing against our competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet each individual dealer’s needs.
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
While the used car market is fragmented with no single lender accounting for more than 10% of the market, in both the new and used car markets there are a number of competitors that have substantial positions nationally or in the markets in which they operate. Some of our competitors may have lower cost structures, lower funding costs, and are less reliant on securitizations. We believe we can compete effectively by continuing to expand and deepen our relationships with dealers. In addition, through our Chrysler Capital brand we benefit from the manufacturer’s subvention programs and Chrysler’s relationship with its dealers.
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
Supervision and Regulation
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, Servicemembers Civil Relief, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, Financial Institutions Reform, Recovery and Enforcement ("FIRREA"), and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by the Securities and Exchange Commission ("SEC" or "Commission"), the CFPB, the Federal Trade Commission ("FTC"), the Department of Justice ("DOJ") and by regulatory agencies in each state in which we are licensed. In addition, we are subject to certain bank regulations, including oversight by the OCC, the Bank of Spain, and the Federal Reserve, which has the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth. Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A—Risk Factors of this Annual Report on Form 10-K.
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
In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which include us, take steps to monitor and impose controls over dealer markup policies whereby dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender. Dealers are allowed to mark up interest rates by a maximum of 2.00%, but in October 2014 we reduced their maximum compensation (participation) from 2.00% (industry practice) to 1.75%. We believe this restriction removes the dealers’ incentive to mark up rates beyond 1.75%. We plan to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and markup.
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
The Dodd-Frank Act also included risk retention requirements. On October 22, 2014, six federal agencies approved a final rule implementing these requirements. The rule, which will become effective in October 2015, generally requires sponsors of asset-backed securities ("ABS") to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. The final rule also does not require any retention for securitizations of commercial loans, commercial mortgages, or automobile loans if they meet specific standards for high quality underwriting.
Dividend Restrictions
Dodd-Frank also requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis. On March 26, 2014, the Federal Reserve Bank of Boston (the “FRB”) informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan (the “capital plan”) pursuant to the Comprehensive Capital Analysis and Review (“CCAR”) that SHUSA had previously submitted to the FRB. On May 1, 2014, the Company's Board of Directors (the "Board") declared a dividend of $0.15 per share of SCUSA common stock, payable on May 30, 2014 to shareholders of record on May 12, 2014 (the “May Dividend”).

The FRB informed SHUSA on May 22, 2014 that it did not object to SCUSA’s payment of the May Dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA’s consolidated capital position would be unaffected by the May Dividend. On May 30, 2014, Santander provided $21.0 million of additional capital to SHUSA, and the Company paid the May Dividend. The FRB also informed SHUSA that, until the FRB issues a written non-objection to SHUSA’s capital plan, any future Company dividend would require prior receipt of a written non-objection from the FRB.
On September 15, 2014, SHUSA entered into a written agreement with the FRB memorializing prior discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. SHUSA submitted a capital plan to the FRB in January 2015. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.
Regulation AB II
In response to investor requests for greater transparency, on August 27, 2014, the SEC unanimously voted to adopt final rules known as "Regulation AB II," that, among other things, expanded disclosure requirements and modified the offering and shelf registration process. All Forms 10-D or 10-K that are filed after November 23, 2015 must comply with new rules and disclosures, except asset-level disclosures. These rules will affect the Company's public securitization platform.
Additionally, on August 27, 2014, the SEC adopted final rules implementing provisions of the Dodd-Frank Act relating to third-party due diligence reports for asset-backed securities. The final rules take effect nine months after they are published in the Federal Register (i.e., June 2015). These final rules have a wider impact on SCUSA than Regulation AB II as it will cover both the on- and off-balance sheet securitization platforms.
Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A—Risk Factors.
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

SCUSA does not have any activities, transactions, or dealings with Iran or Syria that require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this report:

•
A Santander UK entity holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts. The bank account held for one of these customers was closed in the fourth quarter of 2014.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation of Weapons of Mass Destruction ("NPWMD") designation, holds a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although we continue to receive repayment installments. In 2014, total revenue in connection with this mortgage was approximately £2,580, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In 2014, total revenue for Santander in connection with the investment accounts was approximately £250 while net profits were negligible relative to the overall profits of Santander.

•	In addition, during the third quarter 2014, Santander UK has identified two additional customers.

A UK national designated by the U.S. under the NPWMD sanctions program held a business account. No transactions were made and the account was closed in the fourth quarter of 2014. No revenue or profit was generated by Santander UK on this account.
A second UK national designated by the U.S. for terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter. Although transactions took place on the current account, revenue and profits generated during 2014 were negligible. No transactions took place on the credit card.
In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. The Bank entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of December 31, 2014, Santander was owed €2.3 million under this credit facility.

Santander has not been receiving payments from Bank Mellat under any of these credit facilities in recent years. Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.

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

In the aggregate, all of the transactions described above resulted in approximately €41,000 gross revenues and approximately €80,500 net loss to Santander for the year ended December 31, 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.
Available Information
All reports filed electronically by the Company with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s Web site at www.sec.gov. These forms are also accessible at no cost on the Company’s website at www.santanderconsumerusa.com. The information contained on our website is not being incorporated herein.

ITEM 1A.	RISK FACTORS.
The Company is subject to a number of risks that could materially and adversely affect our business, financial condition and results of operations in addition to other possible adverse consequences. We operate in a continually changing business environment and, therefore, new risks emerge from time to time. The following are the risks of which we are currently aware that could be material to our business.
Business Risks
Adverse economic conditions in the United States and worldwide may negatively impact our results.
We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown such as the 2008 and 2009 economic downturn, delinquencies, defaults, repossessions, and losses generally increase while proceeds from auction sales decrease. These periods may also be accompanied by increased unemployment rates, decreased consumer demand for automobiles and other consumer products, and declining values of automobiles and other consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default. Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles and other consumer products as well as weaken collateral values on certain types of automobiles and other consumer products. Because our historical focus has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. Furthermore, our business is significantly affected by monetary and regulatory policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us through interest rate changes, costs of compliance with increased regulation, and other factors.
Although market conditions have improved, unemployment in the United States remains at elevated levels, and conditions remain challenging for financial institutions. Furthermore, certain Eurozone member countries have fiscal outlays that exceed their fiscal revenue, which has raised concerns about such countries’ abilities to continue to service their debt and foster economic growth. A weakened European economy could undermine investor confidence in European financial institutions and the stability of European member economies. Notwithstanding its geographic diversification, this could adversely impact Santander, with whom we have a significant relationship. Such events could also negatively affect U.S.-based financial institutions, counterparties with which we do business, and the stability of the global financial markets. Disruptions in the global financial markets have also adversely affected the corporate bond markets, debt and equity underwriting, and other elements of the financial markets. In recent years, downgrades of the sovereign debt of some European countries have resulted in increased volatility in capital markets and have caused some lenders and institutional investors to reduce and, in some cases, cease to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets, and reduced business activity has adversely affected, and may continue to adversely affect, our businesses, capital, liquidity, or other financial conditions and results of operations and access to credit.
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
We rely upon our ability to sell securities in the ABS market and upon our ability to access various credit facilities to fund our operations. The ABS market, along with credit markets in general, experienced unprecedented disruptions during the economic downturn. Although market conditions have improved since 2009, for a number of years following the economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain ABS (particularly those securities backed by nonprime collateral). In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets. As a result, there can be no assurance that we will continue to be successful in selling securities in the ABS market. Adverse changes in our ABS program or in the ABS market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins or cause us to hold assets until investor demand improves.
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

•
the prevailing laws and regulatory environment of each state in which we operate or seek to operate, and, federal laws and regulations, to the extent applicable, which are subject to change at any time;

•the degree of competition in our markets and its effect on our ability to attract customers;
•our ability to recruit qualified personnel, in particular in areas where we face a great deal of competition; and

•	our ability to obtain and maintain any regulatory approvals, government permits, or licenses that may be required on a timely basis.
Our agreement with Chrysler may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement.
In February 2013, we entered into a ten-year Master Private Label Financing Agreement (the “Chrysler Agreement”) with Chrysler whereby we launched the Chrysler Capital brand, which originates private-label loans and leases to facilitate the purchase of Chrysler vehicles by consumers and Chrysler-franchised automotive dealers. The financing services that we provide under the Chrysler Agreement, which launched May 1, 2013, include credit lines to finance Chrysler-franchised dealers’ acquisitions of vehicles and other products that Chrysler sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at Chrysler-franchised dealerships, financing for commercial and fleet customers, and ancillary services. In addition, we will offer dealers dealer loan financing, construction loans, real estate loans, working capital loans and revolving lines of credit. In accordance with the terms of the Chrysler Agreement, in May 2013 we paid Chrysler a $150 million upfront, nonrefundable payment, which will be amortized over ten years but would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.

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

The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include, for SCUSA, meeting specified escalating penetration rates for the first five years of the agreement. Chrysler may also terminate the agreement, among other circumstances, if (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) we become, control, or become controlled by, an OEM that competes with Chrysler or (iii) if certain of our credit facilities become impaired.

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
Our ability to acquire loans and automotive leases is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale, which we subsequently purchase. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. As a result of the economic downturn and contraction of credit to both dealers and their customers, there was an increase in dealership closures and our existing dealer base experienced decreased sales and loan volume in the past and may experience decreased sales and loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Our business could be negatively impacted if we are unsuccessful in developing and maintaining our serviced for others portfolio.
A significant and growing portion of our business strategy is to increase the revenue stream from our serviced for others portfolio by continuing to add assets to this portfolio. If an institution for which we currently service assets chooses to terminate our rights as servicer, or if we fail to add additional institutions or portfolios to our servicing platform, we may not achieve the desired revenue or income from this platform.
A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, results of operations, and financial condition.
The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products or the availability of competing products. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to our product offerings to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further harm to our business, results of operations and financial condition.
Our financial condition, liquidity and results of operations depend on the credit performance of our loans.
As of December 31, 2014, over 79% of our vehicle consumer loans and over 44% of our unsecured consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless will experience higher default rates than a portfolio of obligations of prime obligors. In the event of such a default on an auto loan, generally the most practical alternative is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables. We repossessed 227,041 vehicles, incurring $1.7 billion in net losses, during the twelve months ended December 31, 2014, of which 212,324 repossessions and $1.6 billion of net losses were on nonprime receivables. We experienced a default rate of 8.1% for nonprime receivables and 2.5% for prime receivables during the twelve months ended December 31, 2014.

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

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, results of operations and financial condition.
In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties in our retail lending and commercial lending businesses, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.
Loss of our key management or other personnel, or an inability to attract such management and other personnel, could negatively impact our business.
The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified personnel as well as have an effective succession planning framework in place. For instance, our Chief Executive Officer is one of the founders of SCUSA and has extensive experience in the vehicle finance industry. He has a proven track record of successfully operating our business, including by leading us through an economic downturn. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified personnel as we expand, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected.
Due to our relationship with Santander, we also are subject to indirect regulation by the European Central Bank, which has recently imposed compensation restrictions that may apply to certain of our executive officers and other employees under the Capital Requirements Directive IV prudential rules. These restrictions may impact our ability to retain our experienced management team and key employees and our ability to attract appropriately qualified personnel, which could have a material adverse impact on our business, financial condition and results of operations.
Future changes in our relationship with Santander may adversely affect our operations.
Santander, through SHUSA, owns 210,995,049 shares (approximately 60.3%) of our common stock. We rely on our relationship with Santander, through SHUSA, for several competitive advantages including relationships with OEMs and regulatory best practices. Santander also provides us with significant funding support, through both committed liquidity and opportunistic extensions of credit. During the financial downturn, Santander and its affiliates provided us with over $6 billion in financing that enabled us to pursue several acquisitions and/or conversions of vehicle loan portfolios at a time when most major banks were curtailing or eliminating their commercial lending activities. If Santander or SHUSA elects not to provide such support or not to provide it to the same degree, we may not be able to replace such support ourselves or to obtain substitute arrangements with third parties. We may be unable to obtain such support because of financial or other constraints or be unable to implement substitute arrangements on a timely basis on terms that are comparable, or at all, which could adversely affect our operations.
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
Santander has provided guarantees on the covenants, agreements and our obligations under the governing documents of our warehouse facilities and privately issued amortizing notes. These guarantees are limited to our obligations as servicer.

Some terms of our credit agreements are influenced by, among other things, the credit ratings of Santander. If Santander were to suffer credit rating downgrades or other adverse financial developments, we could be negatively impacted, either directly or indirectly. Santander’s short-term credit ratings downgrades in 2012, from A-1 to A-2 (Standard & Poor’s) and from P-1 to P-2 (Moody’s), did not directly impact our cost of funds. However, due to the contractual terms of certain of our debt agreements, these downgrades resulted in the loss of our ability to commingle funds. The loss of commingling increased the amount of funds we were required to borrow, thereby indirectly raising our cost of funds by approximately $1 million per month. In addition, because of the methodologies applied by credit rating agencies, our securitization ratings in our ABS offerings are indirectly tied to Santander’s credit ratings.
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
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. We also use estimates and assumptions in determining the residual values of leased vehicles. Critical estimates are made by management in determining, among other things, the allowance for credit losses, amounts of impairment, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.
Our allowance for credit losses and impairments may prove to be insufficient to absorb probable losses inherent in our loan portfolio.
We maintain an allowance for credit losses, established through a provision for credit losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our originated loan portfolio. For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. Our allowance for loan losses as of December 31, 2014 is $3.1 billion, or 11.5% of outstanding principal balance. The determination of the appropriate level of the allowance for credit losses and nonaccretable difference inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for credit losses. Some of our recent and planned growth is in lending areas other than vehicle loans, and we are not experienced in estimating credit losses in those other areas. In addition, if net chargeoffs in future periods exceed the allowance for credit losses, we will need to make additional provisions to increase the allowance. There is no precisely accurate method for predicting credit losses, and we cannot assure you that our credit loss allowance will be sufficient to cover actual losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on us.
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
Our expectation of the residual value of a leased vehicle is a critical input in determining the amount of the lease payments at the inception of a lease contract. Our lease customers are responsible only for any deviation from expected residual value that is caused by excess mileage or excess wear and tear, while we retain the obligation to absorb any general market changes in the value of the vehicle. Therefore, our operating lease expense is increased when we have to take an impairment on our residual values or when the realized residual value of a vehicle at lease termination is less than the expected residual value for the vehicle at lease inception. In addition, the timeliness, effectiveness and quality of our remarketing of off-lease vehicles affects the net proceeds realized from the vehicle sales. While we have elected not to purchase residual value insurance, our exposure is somewhat lessened by Chrysler’s residual subvention programs and the sharing of losses over a specified threshold. However, we take the first portion of loss on any vehicle, and such losses could have a negative impact on our profitability and financial condition.

Lower used vehicle prices also reduce the amount we can recover when remarketing repossessed vehicles that serve as collateral on the underlying loans. As a result, declines in used vehicle prices could have a negative impact on our profitability and financial condition.
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
We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 86% as of December 31, 2014. Although our total borrowings are restricted by covenants in our credit facilities and market conditions, our Board of Directors may change our target borrowing levels at any time without the approval of our stockholders. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.
Our indebtedness and other obligations are significant and impose restrictions on our business.
We have a significant amount of indebtedness. At December 31, 2014 and 2013, we had $27.8 billion and $23.3 billion, respectively, in principal amount of indebtedness outstanding (including $25.7 billion and $22.2 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted approximately 11% of our total net finance and other interest income, net of leased vehicle expense, for the twelve months ended December 31, 2014.

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
We are party to various litigation claims and legal proceedings. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties. Some litigation against us could take the form of class action complaints by consumers. As the assignee of loans originated by automotive dealers, we also may be named as a co-defendant in lawsuits filed by consumers principally against automotive dealers. Additionally, we are party to a purported securities class action lawsuit seeking to represent a class consisting of all those who purchased or otherwise acquired our securities pursuant and/or traceable to our Registration Statement and Prospectus issued in connection with our initial public offering. This class action complaint alleges that our Registration Statement and Prospectus contained misleading statements concerning the Company’s auto lending business and underwriting practices and seeks damages and other relief.
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
These laws and their implementing regulations include, among others, usury laws, Anti-Money Laundering requirements (Bank Secrecy Act and USA PATRIOT Act), ECOA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Privacy Regulations (Gramm-Leach Bliley Act and Right to Financial Privacy Act), Electronic Funds Transfer Act, Servicemembers Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery and Enforcement Act, and requirements related to unfair, deceptive, or abusive acts or practices.
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
We are subject to certain banking regulations that limit our business activities, including our ability to pay dividends and enter into certain business transactions without the approval of the Federal Reserve.
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
Due to the Federal Reserve's objection in March 2014 to SHUSA's capital plan, we currently are prohibited from paying dividends until either the Federal Reserve issues a non-objection to SHUSA's next capital plan submission or a non-objection to a planned dividend payment. On September 15, 2014, SHUSA entered into a written agreement with the Federal Reserve memorializing prior discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including us, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of Federal Reserve. In January 2015, SHUSA submitted a revised capital plan, but there can be no assurance whether or when the Federal Reserve will accept SHUSA’s capital plan, or whether the Federal Reserve will give its written approval for any future dividends or capital distributions.
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
The suspension of our ability to pay dividends or other limitations placed on SCUSA by the Federal Reserve, the European Central Bank, or any other regulator and additional costs associated with regulatory compliance could have a material adverse effect on us and the trading price of our common stock.
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
In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes us, take steps to monitor and impose controls over dealer markup policies where dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender.The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase our regulatory compliance requirements and associated costs. Unlike competitors that are banks, we are subject to the licensing and operational requirements of states and other jurisdictions and our business would be adversely affected if we lost our licenses.

The Dodd-Frank Act also included risk retention requirements. In October 2014, six federal agencies approved a final rule implementing these requirements. The rule, which will become effective in October 2015, generally requires sponsors of asset-backed securities (ABS) to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. The final rule also does not require any retention for securitizations of commercial loans, commercial mortgages, or automobile loans if they meet specific standards for high quality underwriting. If we do not meet this exception, certain of our securitization structures may be adversely impacted by the risk retention requirement.
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
Risks Related to Our Common Stock
The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the sale of our common stock by our officers and directors or controlling stockholder in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline.  We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of ordinary shares or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our shareholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments.
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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of our common stock. These types of broad market fluctuations may adversely affect the trading price of our common stock. The existing and any potential future securities class action litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business or results of operations.
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
SHUSA owns approximately 60.3% of our common stock, and accordingly has significant influence over us, including and pursuant to the terms of the Shareholders Agreement. Pursuant to the Shareholders Agreement, SHUSA has the right to nominate a majority of our directors, provided certain minimum share ownership thresholds are maintained. Through our Board of Directors, SHUSA controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions.
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

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

SHUSA owns a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•	the requirement that our nominating and corporate governance committee be composed entirely of independent directors; and

•	the requirement that our compensation committee be composed entirely of independent directors.
We utilize these exemptions. As a result, we do not have a majority of independent directors on our Board of Directors. Additionally, our compensation and nominating and governance committees are not composed entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Dallas, Texas, where we lease approximately 373,000 square feet of office and operations space pursuant to a lease agreement expiring in 2024.We also lease an additional 88,000 square foot facility in Dallas, Texas, a 165,000 square foot servicing facility in North Richland Hills, Texas, a 73,000 square foot servicing facility in Lewisville, Texas, a 43,000 square foot servicing facility in Englewood, Colorado, and a 2,000 square foot operations facility in Costa Mesa, California, under leases that expire at various dates through 2018. Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation. For additional information regarding the Company’s properties refer to Note 11—“Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Reference should be made to Note 11—“Commitments and Contingencies" to the Consolidated Financial Statements, which is incorporated herein by reference, for information regarding legal proceedings in which we are involved.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on the NYSE (under the symbol “SC”) on January 23, 2014. Prior to January 23, 2014, there was no established public trading market for the Company’s common stock. The approximate number of record holders of the Company’s common stock as of February 24, 2015 was 17 although we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.
The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated:

	High	Low	Dividends per share
Year Ended December 31, 2013
First Quarter	n/a	n/a	—
Second Quarter	n/a	n/a	$0.84
Third Quarter	n/a	n/a	—
Fourth Quarter	n/a	n/a	—

Year Ended December 31, 2014
First Quarter (from January 23, 2014)	$25.90	$22.86	—
Second Quarter	$24.11	$18.76	$0.15
Third Quarter	$20.12	$17.60	—
Fourth Quarter	$20.28	$16.85	—

Dividends
The Company will not pay any future dividends until such time as the FRB issues a written non-objection to SHUSA's capital plan or otherwise gives a written non-objection to the payment of dividends by the Company. The Company currently intends to declare quarterly dividends when permitted by the FRB; however, the Company's Board of Directors may elect to limit the amount or payment of dividends on the basis of operational results, financial condition, liquidity requirements and other factors deemed relevant by our Board. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments and Other Factors Affecting Our Results of Operations.

Company Stock Performance
The following graph shows a comparison of cumulative stockholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 index and the S&P 500 Financials index for the year ended December 31, 2014. The graph assumes $100 was invested in each of the Company's common stock, the S&P 500 index and the S&P 500 Financials index as of market close on January 23, 2014. Historical stock prices are not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
We have an Omnibus Incentive Plan, which enables the Company to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of 5,192,640 shares of the Company's common stock. At December 31, 2014, an aggregate of 4,657,737 shares were available for future awards under this plan.
We also manage our 2011 Management Equity Plan, under which eligible employees and directors were previously granted nonqualified stock options to purchase SCUSA's common stock. Currently, no shares are available for issuance under this plan and, therefore, no future awards will be made under this plan.

Recent Sales of Unregistered Securities

None.
Issuer Purchases of Equity Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$4,079,810	$3,227,845	$2,223,833	$1,695,538	$1,308,728	$1,281,515	$1,396,610	$1,129,533	$642,156	$422,429
Interest on purchased receivables portfolios	198,945	410,213	704,770	870,257	734,634	218,240	105,229	—	—	—
Interest on receivables from dealers	4,814	6,663	7,177	14,394	24,137	5,255	—	—	—	—
Interest on unsecured consumer loans	348,278	128,351	—	—	—	—	—	—	—	—
Interest on finance receivables and loans	4,631,847	3,773,072	2,935,780	2,580,189	2,067,499	1,505,010	1,501,839	1,129,533	642,156	422,429
Net leased vehicle income	189,509	33,398	—	—	—	—	—	—	—	—
Other finance and interest income	8,068	6,010	12,722	14,324	9,079	5,230	5,333	—	—	—
Interest expense	523,203	408,787	374,027	418,526	316,486	235,031	256,356	225,747	149,050	72,419
Net interest income	4,306,221	3,403,693	2,574,475	2,175,987	1,760,092	1,275,209	1,250,816	903,786	493,106	350,010
Provision for credit losses on individually acquired retail installment contracts	2,211,055	1,651,416	1,119,074	741,559	750,625	720,938	823,024	513,377	261,016	175,849
Increase (decrease) in allowance related to purchased receivables portfolios	(37,717)	7,716	3,378	77,662	137,600	—	—	—	—	—
Provision for credit losses on receivables from dealers	(416)	1,090	—	—	—	—	—	—	—	—
Provision for credit losses on unsecured consumer loans	434,030	192,745	—	—	—	—	—	—	—	—
Provision for credit losses on capital leases	9,991	—	—	—	—	—	—	—	—	—
Provision for credit losses	2,616,943	1,852,967	1,122,452	819,221	888,225	720,938	823,024	513,377	261,016	175,849
Profit sharing	74,925	78,246	—	—	—	—	—	—	—	—
Other income	557,671	311,566	295,689	452,529	249,028	48,096	43,120	20,523	15,903	12,479
Operating expenses	962,036	698,958	559,163	557,083	404,840	249,012	209,315	150,156	178,927	98,379
Income before tax expense	1,209,988	1,085,088	1,188,549	1,252,212	716,055	353,355	261,597	260,776	69,066	88,261
Income tax expense	443,639	389,418	453,615	464,034	277,944	143,834	87,472	100,302	18,312	—
Net income	766,349	695,670	734,934	788,178	438,111	209,521	174,125	160,474	50,754	88,261
Noncontrolling interests	—	1,821	(19,931)	(19,981)	—	—	—	—	33,266	—
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,349	$697,491	$715,003	$768,197	$438,111	$209,521	$174,125	$160,474	$17,488	$88,261
Share Data
Weighted-average common shares outstanding
Basic	348,723,472	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)
Diluted	355,722,363	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)
Earnings per share
Basic	$2.20	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)
Diluted	$2.15	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)
Dividends declared per share	$0.15	$0.84	$2.12	$1.89	$1.63	—	—	—	(d)	(d)
Balance Sheet Data
Finance receivables and loans	$23,962,136	$21,351,046	$16,265,820	$16,715,703	$15,032,046	$7,466,267	$5,600,102	$4,326,835	$2,748,173	$1,529,977
Goodwill and intangible assets	127,738	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—
Total assets	32,342,176	26,401,896	18,741,644	19,404,371	16,773,021	8,556,177	6,044,454	4,840,647	3,095,073	1,963,718
Total borrowings	27,811,301	23,295,660	16,227,995	16,790,518	15,065,635	7,525,930	5,432,338	4,419,162	2,846,882	1,788,365
Total liabilities	28,783,827	23,715,064	16,502,178	17,167,686	16,005,404	7,838,862	5,564,986	4,509,803	2,910,208	1,867,558
Total equity	3,558,349	2,686,832	2,239,466	2,236,685	767,617	717,315	479,468	330,844	184,865	96,160
Allowance for credit losses	3,085,262	2,313,074	1,555,362	993,213	702,999	384,396	347,302	203,450	145,351	91,805

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollars in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,617,351	$1,074,144	$556,925	$451,345	$432,022	$630,084	$668,339	$455,278	$207,470	$161,038
Charge-offs, net of recoveries, on purchased receivables portfolios	59,657	178,932	451,529	573,788	277,345	53,760	10,833	—	—	—
Charge-offs, net of recoveries, on unsecured consumer loans	264,720	13,395	—	—	—	—	—	—	—	—
Charge-offs, net of recoveries on capital leases	402	—	—	—	—	—	—	—	—	—
Total charge-offs, net of recoveries	1,942,130	1,266,471	1,008,454	1,025,133	709,367	683,844	679,172	455,278	207,470	161,038
End of period Individually acquired retail installment contracts Delinquent principal over 60 days	1,030,580	855,315	523,202	343,633	327,184	404,420	440,536	341,449	143,946	92,081
End of period Unsecured consumer loans Delinquent principal over 60 days	138,400	65,360	—	—	—	—	—	—	—	—
End of period Delinquent principal over 60 days	1,241,453	1,102,373	865,917	767,838	579,627	502,254	477,141	341,449	143,946	92,081
End of period assets covered by allowance for credit losses	26,875,389	22,499,895	14,248,606	10,141,450	7,811,783	7,622,064	5,705,847	4,851,469	3,106,472	1,729,214
End of period Gross individually acquired retail installment contracts	24,555,106	21,238,281	14,186,712	10,007,312	7,581,783	6,837,103	5,558,423	4,851,469	3,106,472	1,729,214
End of period Gross unsecured consumer loans	2,128,769	1,165,778	—	—	—	—	—	—	—	—
End of period Gross finance receivables and loans	27,721,744	24,542,911	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214
End of period Gross finance receivables, loans, and leases	33,226,211	26,822,857	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214
Average Gross individually acquired retail installment contracts	23,556,137	18,097,082	12,082,026	8,843,036	6,631,231	5,690,833	5,396,355	3,986,699	2,423,623	1,515,593
Average Gross purchased receivables portfolios	1,321,281	3,041,992	6,309,497	7,270,080	4,978,727	975,080	320,903	—	—	—
Average Gross receivables from dealers	118,358	173,506	110,187	169,098	502,011	600,166	11,341	—	—	—
Average Gross unsecured consumer loans	1,505,387	425,229	—	—	—	—	—	—	—	—
Average Gross capital lease	30,648	—	—	—	—	—	—	—	—	—
Average Gross finance receivables and loans	26,531,811	21,737,809	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593
Average Gross finance receivables, loans, and leases	30,642,923	22,499,225	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593
Average Serviced portfolio	35,662,117	25,433,426	22,862,499	24,435,464	17,349,992	8,503,323	5,545,568	3,978,971	2,417,843	1,463,853
Average Total assets	29,780,754	22,558,567	18,411,012	16,067,623	11,984,997	6,930,260	5,520,652	3,967,860	2,529,396	1,567,438
Average Debt	26,158,708	19,675,851	15,677,522	14,557,370	10,672,331	6,083,953	4,989,280	3,633,022	2,317,624	1,417,333
Average Total equity	3,097,915	2,498,831	2,312,781	916,219	850,219	594,097	406,680	257,855	140,513	84,346
Ratios
Yield on individually acquired retail installment contracts	17.3%	17.8%	18.4%	19.2%	19.7%	22.5%	25.9%	28.3%	26.5%	27.9%
Yield on purchased receivables portfolios	15.1%	13.5%	11.2%	12.0%	14.8%	22.4%	32.8%	—	—	—
Yield on receivables from dealers	4.1%	3.8%	6.5%	8.5%	4.8%	0.9%	—	—	—	—
Yield on unsecured consumer loans (1)	23.1%	30.2%	—	—	—	—	—	—	—	—
Yield on earning assets (2)	15.7%	16.9%	15.9%	15.8%	17.1%	20.7%	26.2%	28.3%	26.5%	27.9%
Cost of debt (3)	2.0%	2.1%	2.4%	2.9%	3.0%	3.9%	5.1%	6.2%	6.4%	5.1%
Net interest margin (4)	14.1%	15.1%	13.9%	13.4%	14.5%	17.6%	21.8%	22.7%	20.3%	23.1%
Efficiency ratio (5)	19.8%	18.8%	19.5%	21.2%	20.2%	18.8%	16.2%	16.2%	35.2%	27.1%
Expense ratio (6)	2.7%	2.7%	2.4%	2.3%	2.3%	2.9%	3.8%	3.8%	7.4%	6.7%
Return on average assets (7)	2.6%	3.1%	4.0%	4.9%	3.7%	3.0%	3.2%	4.0%	2.0%	5.6%
Return on average equity (8)	24.7%	27.8%	31.8%	86.0%	51.5%	35.3%	42.8%	62.2%	36.1%	104.6%
Net charge-off ratio on individually acquired retail installment contracts (9)	6.9%	5.9%	4.6%	5.1%	6.5%	11.1%	12.4%	11.4%	8.6%	10.6%
Net charge-off ratio on purchased receivables portfolios (9)	4.5%	5.9%	7.2%	7.9%	5.6%	5.5%	3.4%	—	—	—
Net charge-off ratio on unsecured consumer loans (9)	17.6%	3.2%	—	—	—	—	—	—	—	—
Net charge-off ratio (9)	7.3%	5.8%	5.5%	6.3%	5.9%	9.4%	11.9%	11.4%	8.6%	10.6%
Delinquency ratio on individually acquired retail installment contracts, end of period (10)	4.2%	4.0%	3.7%	3.4%	4.3%	5.9%	7.9%	7.0%	4.6%	5.3%
Delinquency ratio on unsecured consumer loans, end of period (10)	6.5%	5.6%	—	—	—	—	—	—	—	—
Delinquency ratio, end of period (10)	4.5%	4.5%	4.6%	4.1%	3.4%	6.0%	7.5%	7.0%	4.6%	5.3%
Tangible common equity to tangible assets (11)	10.6%	9.7%	11.3%	11.0%	3.8%	6.8%	6.3%	6.6%	5.6%	4.9%
Common stock dividend payout ratio (12)	6.8%	41.6%	102.8%	60.6%	91.3%	—	—	—	—	—
Allowance to loans (13)	11.5%	10.3%	10.9%	9.8%	9.0%	5.0%	6.1%	4.2%	4.7%	5.3%

(a)	Financial data for the year 2005 is derived from the audited consolidated financial statements of Drive Financial Services LP, the predecessor company to Santander Consumer USA Inc.

(b)	Provision for credit losses for the year 2005 includes impairment of residual interests in securitizations, which had been retained and recorded as assets under U.S. GAAP applicable at the time.

(c)
No income tax expense was recorded for the year 2005 as Drive Financial Services LP was a partnership and therefore not directly subject to Federal and state income taxes. Income was instead passed through to the individual tax returns of the partners.

(d)
There were no shares outstanding at the end of the year 2005 as Drive Financial Services LP was a partnership, rather than a corporation, and therefore did not issue shares. Drive Financial Services LP was dissolved into the company now known as Santander Consumer USA Inc. on December 6, 2006. Earnings per share and dividend per share amounts are not applicable or not meaningful for the years 2006 and 2005.

(1)	Includes finance and other interest income; excludes fees

(2)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt

(4)	“Net interest margin” is defined as the ratio of Net interest income to Average gross finance receivables, loans and leases

(5)	“Efficiency ratio” is defined as the ratio of Operating expenses to the sum of Net finance and other interest income and Other income

(6)	"Expense ratio" is defined as the ratio of Operating expenses to Average serviced portfolio

(7)	“Return on average assets” is defined as the ratio of Net income to Average total assets

(8)	“Return on average equity” is defined as the ratio of Net income to Average total equity

(9)	“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio.

(10)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross finance receivables and loans

(11)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the years ended December 31, 2005 through 2014 is as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollars in thousands)
Total equity	$3,558,349	$2,686,832	$2,239,466	$2,236,685	$767,617	$717,315	$479,468	$330,844	$184,865	$96,160
Deduct: Goodwill and intangibles	127,738	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—
Tangible common equity	$3,430,611	$2,558,112	$2,112,766	$2,111,258	$640,850	$575,117	$373,825	$318,924	$172,945	$96,160

Total assets	$32,342,176	$26,401,896	$18,741,644	$19,404,371	$16,773,021	$8,556,177	$6,044,454	$4,840,647	$3,095,073	$1,963,718
Deduct: Goodwill and intangibles	127,738	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—
Tangible assets	$32,214,438	$26,273,176	$18,614,944	$19,278,944	$16,646,254	$8,413,979	$5,938,811	$4,828,727	$3,083,153	$1,963,718

Equity to assets ratio	11.0%	10.2%	11.9%	11.5%	4.6%	8.4%	7.9%	6.8%	6.0%	4.9%
Tangible common equity to tangible assets	10.6%	9.7%	11.3%	11.0%	3.8%	6.8%	6.3%	6.6%	5.6%	4.9%

(a)	Financial data for the year 2005 is derived from the audited consolidated financial statements of Drive Financial Services LP, the predecessor company to Santander Consumer USA Inc.

(12)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to Santander Consumer USA Holdings Inc. shareholders

(13)	“Allowance to loans” is defined as the ratio of Allowance for credit losses to End of period assets covered by allowance for credit losses

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Background and Overview
We are a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. We believe that, since our founding in 1995, we have achieved strong brand recognition in the nonprime vehicle finance space. We mainly originate loans indirectly through manufacturer-franchised and selected independent automotive dealers, as well as through relationships with national banks and OEMs. We also directly originate and refinance vehicle loans online. In 2013, we entered into a ten-year agreement with Chrysler whereby we originate private-label loans and leases under the Chrysler Capital brand. With this agreement, we are now the preferred financing provider for all of Chrysler’s retail consumers, including both prime and nonprime customers. During 2014, 42% of our retail installment contract origination volume was prime, as compared to only 14% in 2012, the last full year prior to the launch of Chrysler Capital. In addition, we have several relationships through which we provide unsecured consumer loans, private label credit cards and other consumer finance products. We generate revenues and cash flows through interest and other finance charges on our loans and leases. We also earn servicing fee income on our serviced for others portfolios, which consist of loans and leases that we service but do not own and do not report on our balance sheet.
We have demonstrated significant access to the capital markets by funding our operations through securitization transactions and committed credit lines. We raised a total of over $36 billion of ABS from 2010 through 2014, and we have been the largest issuer of retail auto ABS since 2011. We have significant bank funding relationships, with third-party banks and Santander currently providing $18.1 billion and $4.8 billion, respectively, in committed financing. In addition, we have flow agreements in place with Bank of America, Citizens Bank of Pennsylvania (a subsidiary of RBS Citizens Financial Group) and SBNA to fund a portion of our Chrysler Capital business. We have produced consistent, controlled growth and robust profitability in both growth periods and economic downturns. We have been profitable every year for the past ten years, and we delivered an average return on assets of 3.7% from 2010 to 2014 and a return on total common equity of more than 24% in each of those years.
Economic and Business Environment
The U.S. economy continued its slow-paced recovery during 2014. According to the Bureau of Labor Statistics, unemployment declined from 6.7% at the beginning of the year to 5.6% as of December. The Federal Reserve ended its bond purchases in October 2014 and has signaled that it may raise rates in 2015. There were 16.4 million new cars sold in 2014, which was an increase of 58% over the number of new cars sold in 2009. After experiencing higher prices at the beginning of 2014, wholesale used vehicle prices have returned to levels seen in recent years.
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

•
Net credit losses — We perform net credit loss analysis at the vintage level for individually acquired retail installment contracts, loans and leases, and at the pool level for purchased portfolios, enabling us to pinpoint drivers of any unusual or unexpected trends. We also monitor recovery rates, both industry-wide and our own. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimation.

•
Other income — The various flow agreements in connection with our Chrysler relationship have resulted in a growing portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. We monitor the size of the portfolio and average servicing fee rate and gain. Additionally, our unsecured lending business provides fee income, which we monitor as an input to return on the unsecured portfolio.

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
As further described above under Item 1 - Business - Dividend Restrictions, the FRB objected to the capital plan SHUSA submitted in 2014, resulting in, among other consequences, SCUSA's inability to pay dividends until such time as SHUSA has submitted to the FRB a revised capital plan and the FRB issues a written non-objection to such plan or the FRB otherwise issues its written non-objection to the payment of a dividend by SCUSA. Additionally, SHUSA is prohibited by a written agreement with the FRB from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of the FRB.
We expect to incur additional compliance costs related to regulatory compliance, including CCAR, as we invest in our best-in-class compliance capability. Costs of the process will include, but may not be limited to, personnel, IT systems, consultants and advisors, and legal costs. These costs, as well as other aspects of the current regulatory environment applicable to the Company (including dividend and growth restrictions), could limit the Company's earnings growth.
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
The Chrysler Agreement could be terminated in the event of a change in control of SCUSA, which, as defined in the agreement, would occur if both a single shareholder acquired more than 20% of our outstanding shares of common stock and SHUSA owned fewer shares than that shareholder. We are also required to meet penetration and approval rate targets and maintain service-level standards or the agreement can be terminated. Our penetration rate targets, which are measured as of the end of each year of the Chrysler Agreement (April 30), for years one through five of the Chrysler Agreement are 31%, 44%, 54%, 64% and 65%, respectively. Our penetration rate for the month ended December 31, 2014 was 27%. During the period from the May 1, 2013 launch of the Chrysler Capital business through December 31, 2014, we originated $19.1 billion of Chrysler Capital retail installment contracts and more than $6.9 billion of Chrysler Capital vehicle leases, and facilitated the origination of $2.4 billion in leases and dealer loans for SBNA under flow agreements.
We have a flow agreement with Bank of America whereby we are committed to sell a contractually determined amount of eligible Chrysler Capital loans to Bank of America on a monthly basis. The amount sold monthly is up to $300 million and varies depending on the amount and credit quality of eligible current month originations and prior month sales. The agreement extends through May 31, 2018. For loans sold, we retain the servicing rights at contractually agreed upon rates. We also may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. These servicer performance payments are limited to a known dollar amount at time of sale and are not expected to be significant to our total servicing compensation from the flow agreement. For the years ended December 31, 2014 and 2013, the Company sold $3.1 billion and $1.4 billion of loans under this agreement, respectively.
In June 2013, we entered into a flow agreement with SBNA, whereby we provided the bank with the first right to review and assess dealer lending opportunities and, if the bank elected, to provide the proposed financing. We provided servicing on all loans originated under this arrangement. We also received or paid a servicer performance payment if it yielded, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. Servicer performance payments earned for the year ended December 31, 2014 totaled $2.9 million. The agreement was terminated on October 1, 2014 and replaced with a revised arrangement. Under the revised terms, the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, was transferred to SBNA. The agreement executed in connection with this transfer requires the Company to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and requires SBNA to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA.
In February 2014, we entered into a direct origination agreement with SBNA whereby we provide SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints. We may review any applications declined by SBNA for our own portfolio. We provide servicing and receive an origination fee on all leases originated under this agreement. As of December 31, 2014, $1.8 billion had been originated under this agreement, of which $48 million is subject to an indemnification agreement whereby the Company will reimburse SBNA for any credit or residual losses on the covered leases.
In May 2014, we entered into a loan flow agreement with Citizens Bank of Pennsylvania (CBP) (a subsidiary of RBS Citizens Financial Group) whereby CBP has committed to purchase up to $600 million per quarter of Chrysler Capital prime loans through May 2023. The minimum commitment is $250 million per quarter for the first four quarters and $400 million thereafter. During the year ended December 31, 2014, we have sold $1.7 billion to Citizens under terms of this flow agreement and predecessor purchase agreements. We retain servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. We currently do not expect such loss-sharing payments to be material.
Other OEM Relationships
In April 2014, SCUSA executed an application transfer agreement with Nissan, whereby SCUSA provides nonprime retail auto financing through a turn-down program for new and used vehicles for Nissan’s customers and dealers in the U.S. During 2014, approximately $383 million was originated under this agreement and a predecessor pilot arrangement.
Secondary Offering
On August 14, 2014, the Company filed a shelf registration statement on Form S-1 with the Commission to register up to 14,178,779 shares of its common stock owned by Auto Finance Holdings. On August 22, 2014, the Commission declared the registration statement effective. On September 8, 2014, J.P. Morgan, acting as sole bookrunner for the offering, purchased 10,047,954 shares, or 2.88% of our outstanding common stock, from Auto Finance Holdings for $18.65 per share.  Auto Finance Holdings received all of the net proceeds from the sale of such shares. As the result of additional sales, as of February 24, 2015, Auto Finance Holdings no longer owns any shares of our common stock.
Our Reportable Segment
The Company has one reportable segment: Consumer Finance. This segment includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes our unsecured personal loan and point-of-sale financing operations.

Volume
Our volume of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the year ended December 31, 2014, 2013 and 2012 have been as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Retained Originations	(Dollars in thousands)
Retail installment contracts	$13,531,801	$14,035,221	$8,575,730
Average APR	15.6%	16.4%	17.2%
Discount	3.4%	3.5%	4.3%

Purchased pools	—	—	$130,270
Discount	—	—	9.2%

Unsecured consumer loans	$1,182,171	$1,181,597	—
Average APR	20.1%	23.3%	—
Discount	—	5.0%	—

Receivables from dealers	$25,515	$167,449	$18,180
Average APR	4.1%	3.7%	3.8%
Discount	—	—	—

Leased vehicles	$4,111,146	$2,420,882	—

Capital lease receivables	$93,444	—	—
Total originations retained	$18,944,077	$17,805,149	$8,724,180

Sold Originations
Retail installment contracts	$6,049,653	$2,516,133	—
Average APR	4.8%	5.2%	—

Receivables from dealers	$8,724	$222,384	—
Average APR	5.3%	2.9%	—

Leased vehicles	$369,114	—	—
Total originations sold	$6,427,491	$2,738,517	$—

Total SCUSA originations	$25,371,568	$20,543,666	$8,724,180

Facilitated Originations
Receivables from dealers	$392,920	$202,494	$—
Leased vehicles	1,761,512	—	—
Total originations facilitated for affiliates	$2,154,432	$202,494	$—

Total originations	$27,526,000	$20,746,160	$8,724,180

Asset Sales
Our asset sales for the year ended December 31, 2014 and 2013 have been as follows:

	For the Year Ended
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Retail installment contracts	$6,620,620	$2,505,442
Average APR	4.8%	5.2%

Receivables from dealers	$18,227	$222,384
Average APR	4.7%	5.3%

Leased vehicles	$369,114	—
Total asset sales	$7,007,961	$2,727,826
No assets were sold during the year ended December 31, 2012.
Ending Portfolio
Our ending held for investment portfolio, average APR, and remaining unaccreted discount as of December 31, 2014 and 2013 are as follows:

	For the Year Ended
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Retail installment contracts	$25,401,461	$23,199,341
Average APR	16.0%	16.3%
Discount	2.1%	2.8%

Unsecured consumer loans	$2,128,769	$1,165,778
Average APR	23.1%	24.0%
Discount	—	2.8%

Receivables from dealers	$100,164	$95,835
Average APR	4.3%	4.9%
Discount	—	—
We record interest income from individually acquired retail installment contracts, unsecured consumer loans and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving unsecured loans, for which we continue to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which we continue to accrue interest until the loan becomes more than 90 days past due. Receivables from dealers and term unsecured consumer loans generally are not acquired at a discount. We amortize discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. We amortize the discount, if applicable, on revolving unsecured consumer loans straight-line over the estimated period over which the receivables are expected to be outstanding.
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

We classify most of our vehicle leases as operating leases. The net capitalized cost of each lease is recorded as an asset, which is depreciated straight-line over the contractual term of the lease to the expected residual value. Lease payments due from customers are recorded as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease are amortized straight-line over the contractual term of the lease.
Historically, our primary means of acquiring retail installment contracts was through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the years ended December 31, 2014 and 2013. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Results of Operations
This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Report. The following table presents our results of operations for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(amounts in thousands)
Interest on finance receivables and loans	$4,631,847	$3,773,072	$2,935,780
Leased vehicle income	929,745	154,939	—
Other finance and interest income	8,068	6,010	12,722
Total finance and other interest income	5,569,660	3,934,021	2,948,502
Interest expense	523,203	408,787	374,027
Leased vehicle expense	740,236	121,541	—
Net finance and other interest income	4,306,221	3,403,693	2,574,475
Provision for credit losses	2,616,943	1,852,967	1,122,452
Net finance and other interest income after provision for credit losses	1,689,278	1,550,726	1,452,023
Profit sharing	74,925	78,246	—
Net finance and other interest income after provision for credit losses and profit sharing	1,614,353	1,472,480	1,452,023
Total other income	557,671	311,566	295,689
Total operating expenses	962,036	698,958	559,163
Income before income taxes	1,209,988	1,085,088	1,188,549
Income tax expense	443,639	389,418	453,615
Net income	766,349	695,670	734,934
Noncontrolling interests	—	1,821	(19,931)
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,349	$697,491	$715,003
Net income	$766,349	$695,670	$734,934
Change in unrealized gains (losses) on cash flow hedges, net of tax	6,406	9,563	7,271
Change in unrealized gains on investments available for sale, net of tax	—	(3,252)	(4,939)
Other comprehensive income, net	6,406	6,311	2,332
Comprehensive income	$772,755	$701,981	$737,266
Comprehensive (income) loss attributable to noncontrolling interests	—	953	(22,180)
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$772,755	$702,934	$715,086

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Interest on Finance Receivables and Loans

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$4,079,810	$3,227,845	$851,965	26%
Income from purchased receivable portfolios	198,945	410,213	(211,268)	(52)%
Income from receivables from dealers	4,814	6,663	(1,849)	(28)%
Income from unsecured consumer loans	348,278	128,351	219,927	171%
Total interest and fees on finance receivables and loans	$4,631,847	$3,773,072	$858,775	23%
Income from individually acquired retail installment contracts increased $852 million, or 26%, from 2013 to 2014, consistent with the growth in the average outstanding balance of our portfolio of these contracts by 30%.
Income from purchased receivables portfolios decreased $211 million, or 52%, from 2013 to 2014 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $3.0 billion in 2013 to $1.3 billion in 2014.
Income from receivables from dealers decreased from prior year, due to the decrease in average outstanding portfolio after we sold Chrysler Capital dealer loans to SHUSA in 2013.
Income from unsecured consumer loans increased from $128 million in 2013 to $348 million in 2014, driven by the growth in the average portfolio from $425 million to $1.5 billion. The impact of the portfolio growth was partly offset by the impact of an increasing proportion of unsecured term loans, which bear a lower average interest rate than our unsecured revolving loans.
Leased Vehicle Income and Expense

	For The Year Ended
	December 31, 2014	December 31, 2013
	(Dollar amounts in thousands)
Leased vehicle income	$929,745	$154,939
Leased vehicle expense	740,236	121,541
Leased vehicle income, net	$189,509	$33,398
Leased vehicle income and expense increased significantly from prior year due to the continual growth in the portfolio since we launched Chrysler Capital effective May 1, 2013.

Interest Expense

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$476,338	$376,702	$99,636	26%
Interest expense on derivatives	46,865	32,080	14,785	46%
Other interest expense	—	5	(5)	(100)%
Total interest expense	$523,203	$408,787	$114,416	28%
Interest expense on notes payable increased $100 million, or 26%, from 2013 to 2014, consistent with the 33% growth in average debt outstanding.

Interest expense on derivatives increased $15 million, or 46%, from 2013 to 2014, primarily due to the increasing notional balance outstanding.
Provision for Credit Losses

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,211,055	$1,651,416	$559,639	34%
Incremental increase (decrease) in impairment related to purchased receivable portfolios	(37,717)	7,716	(45,433)	(589)%
Provision for credit losses on receivables from dealers	(416)	1,090	(1,506)	(138)%
Provision for credit losses on unsecured consumer loans	434,030	192,745	241,285	125%
Provision for credit losses on finance leases	9,991	—	9,991
Provision for credit losses	$2,616,943	$1,852,967	$763,976	41%
Provision for credit losses on our individually acquired retail installment contracts increased $560 million, or 34%, from 2013 to 2014, driven by an increase in the net charge off rate due to increased competition having made it more difficult for lenders, including us, to price for incremental risk.
The impairment on purchased receivables changed from an expense for the year ended December 31, 2013 to a credit for the year ended December 31, 2014, due to improving performance in the current year and due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012.
Provision on unsecured consumer loans increased $241 million, or 125%, from 2013 to 2014, primarily due to the growth and seasoning of the portfolio.
We began recording provision on finance leases in 2014 as we established a portfolio of leases classified as capital leases and began recording provision on these assets.

Profit Sharing

	For The Year Ended
	December 31, 2014	December 31, 2013
	(Dollar amounts in thousands)
Profit sharing	$74,925	$78,246
Profit sharing decreased slightly from prior year, as the amount of payments due to the originator and servicer of the Company's unsecured revolving loan portfolio decreased as the portfolio seasoned and charge offs were recognized, substantially offset by the continued growth in revenue sharing payments due to Chrysler Group as the consumer loan and leased vehicle portfolio grows.

Other Income

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Gain on sale of receivables	$116,765	$40,689	$76,076	187%
Servicing fee income	72,627	25,464	47,163	185%
Fees, commissions and other	368,279	245,413	122,866	50%
Total other income	$557,671	$311,566	$246,105	79%
Average serviced for others portfolio	$7,595,071	$2,864,940	$4,730,131	165%

	December 31,
	2014	2013
	(Dollars in thousands)
SBNA dealer loans	$—	$513,684
SBNA retail installment contracts	896,300	1,175,566
SBNA leases	1,989,967	—
Total serviced for related parties	2,886,267	1,689,250
Off-balance sheet securitizations	2,157,808	1,017,756
Other third parties	5,215,076	1,829,900
Total serviced for third parties	7,372,884	2,847,656
Total serviced for others	$10,259,151	$4,536,906
Gain on sale of receivables increased, primarily due to an increase in the gains recognized on off-balance sheet securitizations on our Chrysler Capital platform.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased from $25 million in 2013 to $73 million in 2014, as we grew our serviced portfolio through continued assets sales.
Fees, commissions, and other increased $123 million, or 50%, from 2013 to 2014 despite the increase in total owned and serviced portfolio size, primarily due to the growth of the average unsecured revolving portfolio, which generates higher fees relative to our other portfolios.
Total Operating Expenses

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Salary and benefits expense	$482,637	$305,056	$177,581	58%
Repossession expense	201,017	147,543	53,474	36%
Other operating costs	278,382	246,359	$32,023	13%
Total operating expenses	$962,036	$698,958	$263,078	38%

Total operating expenses increased 38% from 2013 to 2014, due to the increases in headcount and repossession expense driven by growth in our portfolio. Also, salary and benefits expense for the year ended December 31, 2014 includes $123 million in stock compensation expense related to option plans, most of which was recorded upon and in connection with our initial public offering in January 2014.

Income Tax Expense

	For The Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$443,639	$389,418	$54,221	14%
Income before income taxes	1,209,988	1,085,088	124,900	12%
Effective tax rate	36.7%	35.9%
Our effective tax rate increased from 35.9% in 2013 to 36.7% in 2014 due to an increase in state taxes and valuation allowance. Our ownership of leased vehicles throughout the U.S. has changed our geographic earnings mix, thereby increasing the amount of income taxed in higher-rate states. Our valuation allowance increased due to capital loss carryforwards and state tax net operating loss carryforwards that are expected to expire unused.
Other Comprehensive Income

	For The Year Ended		Increase (Decrease)
	December 31,	December 31,
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$6,406	$9,563	$(3,157)	(33)%
Change in unrealized gains on investments available for sale, net of tax	—	(3,252)	3,252	(100)%
Other comprehensive income, net	$6,406	$6,311	$95	2%
The positive changes in unrealized gain on cash flow hedges were driven by the maturity of hedges and the resulting recognition in income of losses previously accumulated in other comprehensive loss.
Our bond investments available for sale were paid off in August 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Interest on Finance Receivables and Loans

	Year Ended		Increase (Decrease)
	December 31, 2013	December 31, 2012	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$3,227,845	$2,223,833	$1,004,012	45%
Income from purchased receivables portfolios	410,213	704,770	(294,557)	(42)%
Income from receivables from dealers	6,663	7,177	(514)	(7)%
Income from unsecured consumer loans	128,351	—	128,351
Total finance and other interest income	$3,773,072	$2,935,780	$837,292	29%

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
Income from receivables from dealers decreased from 2012, despite the origination of Chrysler Capital dealer loans for the first time in 2013, due to the higher proportion in 2013 of collateralized loans, which bear a lower interest rate.
We began recording income on unsecured loans in 2013 due to our entry into the unsecured lending business.
Leased Vehicle Income and Expense

	For The Year Ended
	December 31, 2013	December 31, 2012
	(Dollar amounts in thousands)
Leased vehicle income	$154,939	$—
Leased vehicle expense	121,541	—
Leased vehicle income, net	$33,398	$—
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
Interest Expense

	For the Year Ended		Increase (Decrease)
	December 31, 2013	December 31, 2012	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$376,702	$311,132	$65,570	21%
Interest expense on derivatives	32,080	61,644	(29,564)	(48)%
Other interest expense	5	1,251	(1,246)	(100)%
Total interest expense	$408,787	$374,027	$34,760	9%
Interest expense on notes payable increased $66 million, or 21%, from 2012 to 2013, less than the growth in average debt outstanding of 26%, due to the more favorable interest rates on the more recent secured structured financings.
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

Provision for Credit Losses

	For the Year Ended		Increase (Decrease)
	December 31, 2013	December 31, 2012	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$1,651,416	$1,119,074	$532,342	48%
Incremental increase in impairment related to purchased receivable portfolios	7,716	3,378	4,338	128%
Provision for credit losses on receivables from dealers	1,090	—	1,090
Provision for credit losses on unsecured consumer loans	192,745	—	192,745
Provision for credit losses	$1,852,967	$1,122,452	$730,515	65%
Provision for credit losses on our individually acquired retail installment contracts increased $532 million, or 48%, from 2012 to 2013, driven by faster portfolio growth and an increase in the net charge off rate. Our portfolio of individually acquired retail installment contracts grew by 50% in 2013, up from 42% in 2012, due to the higher current year origination volume, primarily driven by Chrysler Capital business. Our net charge off rate increased from 2012 due to increased competition having made it more difficult for lenders, including us, to price for incremental risk.
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

Other Income

	For the Year Ended		Increase (Decrease)
	December 31, 2013	December 31, 2012	Amount	Percent
	(Dollar amounts in thousands)
Gain on sale of receivables	$40,689	$—	$40,689
Servicing fee income	25,464	34,135	(8,671)	(25)%
Fees, commissions and other	245,413	261,554	(16,141)	(6)%
Total other income	$311,566	$295,689	$15,877	5%
Average serviced for others portfolio	$2,864,940	$2,973,711	$(108,771)	(4)%
Gain on sale of receivables in 2013 was primarily comprised of the gains recognized on off-balance sheet securitizations on our Chrysler Capital platform. The Company executed two such securitizations in 2013, selling a total of $1.1 billion in loans and recognizing a total gain of $25 million. Gain on sale of receivables in 2013 also includes the total $15 million in gains on monthly sales totaling $1.4 billion in loans to Bank of America under terms of a flow agreement, as well as the $1 million gain on the sales of $222 million in dealer loans to SBNA in 2013.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income decreased 25% in 2013 as compared to 2012, due to the decline in our average third-party serviced portfolio, in addition to the growth of lower-yielding recently originated prime assets as a percentage of the serviced portfolio.
Fees, commissions, and other decreased $16 million, or 6%, from 2012 to 2013 despite the increase in total owned and serviced portfolio size. The decrease was driven by a decline in deficiency income (proceeds on loans that were charged off prior to our acquiring them) from $94 million in 2012 to $41 million in 2013.
Total Operating Expenses

	For the Year Ended		Increase (Decrease)
	December 31, 2013	December 31, 2012	Amount	Percent
	(Dollar amounts in thousands)
Salary and benefits expense	$305,056	$225,159	$79,897	35%
Repossession expense	147,543	136,554	10,989	8%
Other operating costs	246,359	197,450	48,909	25%
Total operating expenses	$698,958	$559,163	$139,795	25%

Total operating expenses increased 25% from 2012 to 2013, due to the increases in headcount and repossession expense driven by growth in our portfolio. Despite the increase in costs, our efficiency ratio improved from 2012 as revenues from the new lines of business exceeded the increase in costs.

Income Tax Expense

	For the Year Ended		Increase (Decrease)
	December 31, 2013	December 31, 2012	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$389,418	$453,615	$(64,197)	(14)%
Income before income taxes	1,085,088	1,188,549	(103,461)	(9)%
Effective tax rate	35.9%	38.2%

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
Other Comprehensive Income

	For the Year Ended		Increase (Decrease)
	December 31, 2013	December 31, 2012	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$9,563	$7,271	$2,292	32%
Change in unrealized gains on investments available for sale, net of tax	(3,252)	(4,939)	1,687	(34)%
Other comprehensive income, net	$6,311	$2,332	$3,979	171%
The positive changes in unrealized gain on cash flow hedges were driven by the maturity of hedges and the resulting recognition in income of losses previously accumulated in other comprehensive loss.
The decrease in unrealized gains on our investments was smaller in 2013 than in 2012 as the bonds continued to amortize and were paid off in August 2013.

Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 76% of our portfolio as of December 31, 2014. We record an allowance for credit losses to cover our estimate of inherent losses on our individually acquired retail installment contracts and other loans and receivables.

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Allowance and impairment	(2,726,338)	(674)	(348,660)
(Discount) / premium	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,270,586	$99,490	$1,779,777
Allowance as a percentage of unpaid principal balance	11.1%	0.7%	16.4%
Allowance and discount as a percentage of unpaid principal balance	13.5%	0.7%	16.4%

	December 31, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Unpaid principal balance	$21,238,281	$95,835	$1,165,778
Allowance and impairment	(2,132,634)	(1,090)	(179,350)
Discount	(573,462)	—	(32,831)
Capitalized origination costs	33,936	—	592
Net carrying balance	$18,566,121	$94,745	$954,189
Allowance as a percentage of unpaid principal balance	10.0%	1.1%	15.4%
Allowance and discount as a percentage of unpaid principal balance	12.7%	1.1%	18.2%

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivable portfolios were as follows at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Unpaid principal balance	$846,355	$1,961,060

Outstanding recorded investment	$873,134	$1,879,844
Less: Impairment	(189,275)	(226,356)
Outstanding recorded investment, net of impairment	$683,859	$1,653,488

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
The following is a summary of delinquencies as of December 31, 2014 and 2013    :

	December 31, 2014				December 31, 2013
	Retail Installment Contracts - Held for Investment (a)		Unsecured Consumer Loans		Retail Installment Contracts - Held for Investment		Unsecured Consumer Loans
	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)
Principal 31-60 days past due	2,450,837	9.6%	52,452	2.5%	$2,050,688	8.8%	$28,102	2.4%
Delinquent principal over 60 days	1,103,053	4.3%	138,400	6.5%	1,037,013	4.5%	65,360	5.6%
Total delinquent contracts	$3,553,890	14.0%	$190,852	9.0%	$3,087,701	13.3%	$93,462	8.0%

(a)	Includes retail installment contracts acquired individually and purchased receivable portfolios.

(b)	Percent of unpaid principal balance.

All of our receivables from dealers and all of our retail installment contracts held for sale were current as of December 31, 2014 and December 31, 2013. Delinquencies on the capital lease receivables portfolio, which began in 2014, were immaterial as of December 31, 2014.
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the twelve months ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014		2013
	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans	Retail Installment Contracts - Held for Investment	Unsecured Consumer Loans
	(Dollars in thousands)
Principal outstanding at period end	$25,401,461	$2,128,769	$23,199,341	$1,165,778
Average principal outstanding during the period	$24,832,141	$1,505,387	$21,064,817	$425,229
Number of receivables outstanding at period end	1,624,236	1,987,721	1,620,809	1,659,736
Average number of receivables outstanding during the period	1,620,960	1,715,312	1,580,233	798,328
Number of repossessions (1)	227,041	n/a	181,721	n/a
Number of repossessions as a percent of average number of receivables outstanding	14.0%	n/a	11.5%	n/a
Net losses	$1,677,008	$264,720	$1,253,077	$13,395
Net losses as a percent of average principal amount outstanding	6.8%	17.6%	5.9%	3.2%

(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
We have had no charge-offs on our receivables from dealers and no material charge-offs on our capital lease receivables.
Deferrals and Troubled Debt Restructurings
In accordance with our policies and guidelines, we, at times, offer payment deferrals to borrowers on our retail installment contracts, whereby the consumer is allowed to move up to three delinquent payments to the end of the loan. Our policies and guidelines limit the number and frequency of deferrals that may be granted to one every six months and eight months over the life of a loan. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as for any other account.
The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	December 31, 2014		December 31, 2013
	(Dollars in thousands)
Never deferred	$18,354,203	72.2%	$17,532,461	75.6%
Deferred once	3,623,858	14.3%	2,935,099	12.7%
Deferred twice	1,809,119	7.1%	1,356,957	5.8%
Deferred 3 - 4 times	1,540,713	6.1%	1,311,791	5.7%
Deferred greater than 4 times	73,568	0.3%	63,033	0.3%
Total	$25,401,461		$23,199,341
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
Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of our allowance for credit losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which could increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for credit losses and related provision for credit losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for credit losses and related provision for credit losses.
If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, or an extension of the maturity date. The servicer of our unsecured revolving loans also may grant concessions on such loans in the form of principal or interest rate reductions or payment plans. The following is a summary of the principal balance as of December 31, 2014 and 2013 of loans that have received these modifications and concessions:

	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Temporary reduction of monthly payment	$1,372,876	$—	$1,040,917	$—
Bankruptcy-related accounts	125,978	—	130,369	1,792
Extension of maturity date	99,758	—	116,039	—
Interest rate reduction	118,074	17,347	92,329	6,599
Other	44,825	—	48,058	—
Total modified loans	$1,761,511	$17,347	$1,427,712	$8,391
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Total TDR principal	$4,191,208	$17,347	$2,604,351	$8,391
Accrued interest	111,103	—	70,965	—
Discount	(102,047)	—	(70,321)	(274)
Origination costs	6,773	9	4,161	5
Outstanding recorded investment	4,207,037	17,356	2,609,156	8,122
Impairment	(797,240)	(6,939)	(475,128)	(2,345)
Outstanding recorded investment, net of impairment	$3,409,797	$10,417	$2,134,028	$5,777
A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
	(Dollars in thousands)
Principal 31-60 days past due	$929,095	$1,595	$556,489	$875
Delinquent principal over 60 days	515,235	5,131	356,969	1,396
Total delinquent TDRs	$1,444,330	$6,726	$913,458	$2,271

As of December 31, 2014 and 2013, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.
Liquidity and Capital Resources
In 2014, our origination volume increased to a company-record production of $27.5 billion. We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with fourteen third-party banks and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $3.5 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
Our revolving credit facilities consisted of the following as of December 31, 2014 (dollars in thousands):

	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2015	$243,736	$500,000	1.17%	$344,822	$—
Warehouse line (a)	Various	397,452	1,244,318	1.26%	589,529	20,661
Warehouse line (b)	June 2016	2,201,511	4,300,000	0.98%	3,249,263	65,414
Warehouse line (c)	June 2016	1,051,777	2,500,000	1.06%	1,481,135	28,316
Warehouse line	July 2015	—	500,000	—	—	—
Warehouse line (d)	September 2015	199,980	200,000	1.96%	351,755	13,169
Repurchase facility (e)	Various	923,225	923,225	1.63%	—	34,184
Warehouse line	December 2015	468,565	750,000	0.93%	641,709	16,467
Warehouse line (f)	November 2016	175,000	175,000	1.71%	—	—
Warehouse line (d)	October 2016	240,487	250,000	2.02%	299,195	17,143
Warehouse line (f)	November 2016	250,000	250,000	1.71%	—	2,500
Warehouse line (g)	March 2015	250,594	250,594	0.98%	—	—
Total facilities with third parties		6,402,327	11,843,137		6,957,408	197,854
Lines of credit with Santander and related subsidiaries (h):
Line of credit	December 2016	500,000	500,000	2.46%	1,340	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.33%	—	—
Line of credit	December 2018	1,140,000	1,750,000	2.85%	9,701	—
Line of credit	March 2017	300,000	300,000	1.71%	—	—
Total facilities with Santander and related subsidiaries		3,690,000	4,800,000		11,041	—
Total revolving credit facilities		$10,092,327	$16,643,137		$6,968,449	$197,854

(a)	Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.

(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing.

(c)	On January 29, 2015, the maturity date of this facility was extended to December 2016.

(d)	This line is held exclusively for unsecured consumer term loans.

(e)	The repurchase facility is collateralized by securitization notes payable retained by the Company. This facility has rolling 30-day and 90-day maturities.

(f)	This line is collateralized by securitization residuals retained by the Company.

(g)	This line is collateralized by securitization notes payable retained by the Company. On February 25, 2015, the maturity date of this facility was extended to May 2015.

(h)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of December 31, 2014, $2.2 billion of the aggregate outstanding balances on credit facilities were unsecured.

Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. As of December 31, 2014, our secured structured financings consisted of the following (dollars in thousands):

	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitization (a)	November 2017	$81,907	$1,632,420	1.04%	$234,706	$58,740
2011 Securitizations	June 2016-September 2017	421,315	3,536,550	1.21%-2.80%	699,875	115,962
2012 Securitizations	November 2017-December 2018	2,296,687	8,023,840	0.92%-1.68%	3,006,426	318,373
2013 Securitizations	January 2019-January 2021	3,426,242	6,689,700	0.89%-1.59%	4,231,006	320,182
2014 Securitizations	August 2018-January 2021	5,211,346	6,800,420	1.16%-1.72%	6,173,229	370,790
Public securitizations (b)		11,437,497	26,682,930		14,345,242	1,184,047
2010 Private issuances (c)	June 2011	172,652	516,000	1.29%	303,361	8,009
2011 Private issuances	December 2018	859,309	1,700,000	1.46%-1.80%	1,316,903	52,524
2012 Private issuances	May 2016	5,682	70,308	1.07%	11,760	1,086
2013 Private issuances	September 2018-September 2020	2,629,278	2,693,754	1.13%-1.38%	3,703,685	98,063
2014 Private issuances	November 2015-December 2021	2,614,556	3,519,049	1.05%-1.85%	3,779,288	121,356
Privately issued amortizing notes		6,281,477	8,499,111		9,114,997	281,038
Total secured structured financings		$17,718,974	$35,182,041		$23,460,239	$1,465,085

(a)	On February 16, 2015, we executed a clean-up call on this securitization.

(b)	Securitizations executed under Rule 144A of the Securities Act are included within this balance. On February 25, 2015, we issued $1.25 billion in securities in a public securitization.

(c)	This securitization was amended in May 2014 resulting in additional borrowings and an extended maturity date of May 2015.

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America and Citizens Bank of Pennsylvania for Chrysler Capital retail installment contracts and with SBNA for Chrysler Capital consumer vehicle leases and dealer loans.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
We use warehouse lines fund our originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Our warehouse lines generally are backed by auto retail installment contracts and, in some cases, leases or unsecured consumer loans. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. We maintain daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with our liquidity needs.
Our warehouse lines generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for two of our warehouse lines, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurs under one of these agreements, the lenders could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict our ability to obtain additional borrowings under the agreement, and/or remove us as servicer. While we have an existing overcollateralization step-up event, we have never had a warehouse line terminated due to failure to comply with any ratio or a failure to meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted warehouse line.
We have a credit facility with seven banks providing an aggregate commitment of $4.3 billion for the exclusive use of providing short-term liquidity needs to support Chrysler retail financing. The facility can be used for both loan and lease financing. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
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
Lines of Credit with Santander and Related Subsidiaries
Santander historically has provided, and continues to provide, our business with significant funding support in the form of committed credit facilities. Through its New York branch, Banco Santander, S.A. provides us with $4.5 billion of long-term committed revolving credit facilities. Under an agreement entered into on March 6, 2014, SHUSA provides us with an additional $0.3 billion of committed revolving credit, collateralized by residuals retained on our own securitizations.
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
There was an average outstanding balance of $3.6 billion and $2.9 billion under the facilities offered through the New York branch during the twelve months ended December 31, 2014 and 2013, respectively. The maximum outstanding balance during each period was $4.3 billion. There was an average outstanding balance of approximately $289 million under the SHUSA credit facility during the twelve months ended December 31, 2014. The maximum outstanding balance during the year was $300 million.
Santander affiliates also serve as the counterparty for many of our derivative financial instruments.
Secured Structured Financings
We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS since 2011, and have issued a total of over $36 billion in retail auto ABS since 2010.
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
Our on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered variable interest entities, that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and the notes payable related to the securitized retail installment contracts remain on the consolidated balance sheets. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for credit losses to cover inherent credit losses on the retail installment contracts. While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to our creditors or our other subsidiaries.
We completed six securitizations in 2014, in addition to executing six subordinate bond transactions to fund residual interests from existing securitizations. We currently have 28 securitizations outstanding in the market with a cumulative ABS balance of approximately $14 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases. As of December 31, 2014, the Company had private issuances of notes backed by vehicle leases totaling $2.0 billion.
Flow Agreements
In order to manage our balance sheet and provide funding for our originations, we have entered into flow agreements under which we sell, or otherwise source to third parties, loans and leases on a periodic basis. These loans and leases are not on our balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. Our flow agreements all relate to our Chrysler Capital relationship and are described under Recent Developments and Other Factors Affecting Our Results of Operations. We continue to actively seek additional such flow agreements.
Off-Balance Sheet Financing
We periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, we record these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from our consolidated balance sheets. During the year ended December 31, 2014, the Company sold $1.8 billion of gross retail installment contracts in off-balance sheet securitizations, recognizing gains on sale of $72.4 million. The securitizations were primarily comprised of Chrysler Capital loans but included some non-Chrysler collateral. During the year ended December 31, 2013, the Company sold $1.1 billion of gross retail installment contracts in off-balance sheet securitizations for a gain of $24.6 million.
Cash Flow Comparison
We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of retail installment contracts. Our financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net cash provided by operating activities	$3,898,474	$2,120,948	$1,442,592
Net cash used in investing activities	$(8,339,145)	$(8,962,380)	$(64,632)
Net cash provided by (used in) financing activities	$4,463,297	$6,781,076	$(1,361,482)
Cash Provided by Operating Activities
For the year ended December 31, 2014, net cash provided by operating activities of $3.9 billion consisted of net income of $766 million, adjustments for non-cash items of $3.2 billion and net proceeds from sales and repayments of loans held for sale of $4.1 billion, partially offset by net originations of loans held for sale of $3.9 billion and changes in working capital of $224 million. Adjustments for non-cash items consisted primarily of $2.6 billion in provision for credit losses. Changes in working capital includes a $375 million refund received for overpayment of 2013 estimated taxes.
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
For the year ended December 31, 2012, net cash provided by operating activities of $1.4 billion consisted of net income of $735 million and adjustments for non-cash items of $832 million, partially offset by a change in working capital of $125 million. Adjustments for non-cash items consisted primarily of $1.1 billion in provision of credit losses and $187 million for depreciation and amortization, partially offset by $273 million in accretion of discount and capitalized origination costs and $196 million in deferred tax benefit.
Cash Used in Investing Activities
For the year ended December 31, 2014, net cash used in investing activities of $8.3 billion primarily consisted of $21.4 billion in loan and lease originations and net balance increases on revolving lines, partially offset by $9.3 billion in collections, $2.8 billion in proceeds from asset sales, $896 million in manufacturer incentives received, and $465 million in proceeds from sale of leased vehicles. Net cash used in investing activities also includes a $357 million increase in restricted cash.
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
For the year ended December 31, 2012, net cash used in investing activities of $65 million primarily consisted of $589 million used for retail installment contract originations and acquisitions, net of collections on retail installment contracts, partially offset by changes in restricted cash of $379 million. In addition, net collections on available-for-sale securities and receivables from dealers totaled $159 million.
Cash Provided by (Used in) Financing Activities
For the year ended December 31, 2014, net cash provided by financing activities of $4.5 billion was driven by net proceeds exceeding payments on secured structured financings by $2.5 billion and net advances of $2.0 billion on credit facilities. Net cash provided by financing activities also includes payment of a $52 million dividend.
For the year ended December 31, 2013, net cash provided by financing activities of $6.8 billion was driven by net advances of $4.7 billion on credit facilities, in addition to net proceeds on new secured structured financings exceeding payments by $2.2 billion, partially offset by a $290 million dividend.

For the year ended December 31, 2012, net cash used in financing activities of $1.4 billion resulted from payments on notes payable exceeding proceeds by $540 million, in addition to $735 million in dividends.
Contingencies and Off-Balance Sheet Arrangements

Lending Arrangements

We are obligated to make purchase price holdback payments to a third-party originator of loans that we purchase on a periodic basis, when losses are lower than originally expected. We are also obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.
We have extended revolving lines of credit to certain auto dealers. Under this arrangement, we are committed to lend up to each dealer’s established credit limit.
In March 2013, we entered into certain agreements with LendingClub under which we have the option to purchase up to 25% of LendingClub’s total originations for a term of three years. In July 2013, we entered into certain additional agreements with LendingClub under which we are committed to purchase at least the lesser of $30 million per month or 75% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations through July 2015, and the lesser of $30 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or cancelled with 90 days’ notice.
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
Flow Agreements

Our retail installment contract flow agreements with Bank of America and CBP may require us to make servicer performance or loss-sharing payments. We also have a lease flow agreement with SBNA which provides SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints. These agreements relate to our Chrysler Capital relationship and are described in Recent Developments and Other Factors Affecting Our Results of Operations.
Credit Enhancement Arrangements
In connection with the sale of retail installment contracts to securitization trusts, we have made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require us to repurchase loans previously sold. As of December 31, 2014, we had no repurchase requests outstanding.
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
The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Operating lease obligations	9,823	19,371	14,578	49,627	93,399
Notes payable - revolving facilities	2,284,826	6,667,501	1,140,000	—	10,092,327
Notes payable - secured structured financings	872,652	1,865,066	4,487,626	10,529,781	17,755,125
Contractual interest on debt	399,294	420,244	109,424	1,507,856	2,436,818
	3,566,595	8,972,182	5,751,628	12,087,264	30,377,669

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
The BERC, which has been established by the Board, is charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. The BERC meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the BERC are individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing us and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance, legal and other general business conditions. A comprehensive risk report is submitted by the CRO to the BERC and to the Board each quarter providing management’s view of our risk position.
In addition to the Board and BERC, the CEO and CRO delegate risk responsibility to management committees. These committees include: the Asset Liability Committee, the Capital Committee and the Enterprise Risk Management Committee.  The CRO participates in each of these committees.
Additionally, the Company has established an enterprise risk management ("ERM") function to coordinate risk management activities. ERM has developed a Board-approved Enterprise-wide Risk Management Policy under which ERM implements procedures and programs to manage risk. ERM has developed Risk Tolerance Statements, which are approved by the Board and detail the types of risk and size of risk-taking activities permissible in the course of executing business strategy.
Credit Risk
The risk inherent in our loan and lease portfolios is driven by credit quality and is affected by borrower-specific and economy-wide factors such as changes in employment. We manage this risk through our underwriting and credit approval guidelines and servicing policies and practices, as well as geographic and manufacturer concentration limits.
Our automated originations process reflects a disciplined approach to credit risk management. Our robust historical data on both organically originated and acquired loans provides us with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary loss forecasting score (“LFS”) using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to our automated process, we maintain a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We generally tighten our underwriting requirements in times of greater economic uncertainty (including during the financial crisis) to compete in the market at loss and approval rates acceptable for meeting our required returns. We have also adjusted our underwriting policy to meet the requirements of our contracts such as the Chrysler agreement. In both cases, we have accomplished this by adjusting our risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.
We monitor early payment defaults and other potential indicators of dealer or customer fraud, and use the monitoring results to identify dealers who will be subject to more extensive stipulations when presenting customer applications, as well as dealers with whom we will not do business at all.
Market Risk
Interest Rate Risk
We measure and monitor interest rate risk on a monthly basis. We borrow money from a variety of market participants in order to provide loans and leases to our customers. Our gross interest rate spread, which is the difference between the income we earn through the interest and finance charges on our finance receivables and lease contracts and the interest we pay on our funding, will be negatively affected if the expense incurred on our borrowings increases at a faster pace than the income generated by our assets.
Our Interest Rate Risk policy is designed to measure, monitor, and manage the potential volatility in earnings stemming from changes in interest rates. We generate financing receivables which are predominantly fixed rate and borrow with a mix of fixed rate and variable rate funding. To the extent that our asset and liability re-pricing characteristics are not effectively matched, we may utilize interest rate derivatives, such as interest rate swap agreements, to manage to our desired outcome. As of December 31, 2014, the notional value of our interest rates hedges was $11.2 billion.
We monitor our interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, we measure the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates. As of December 31, 2014, the twelve month impact of a 100 basis point parallel increase in the interest rate curve would decrease our net interest income by $40 million. In addition to the sensitivity analysis on net interest income, we also measure Market Value of Equity (MVE) to view our interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of December 31, 2014, the impact of a 100 basis point parallel increase in the interest rate curve would decrease our MVE by $87 million.
Collateral Risk
Our lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although we have elected not to purchase residual value insurance at the present time, our residual risk is somewhat mitigated by our residual risk-sharing agreement with Chrysler. We also utilize industry data, including the Automotive Lease Guide (“ALG”) benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
Similarly, lower used vehicle prices also reduce the amount we can recover when remarketing repossessed vehicles that serve as collateral underlying loans. We manage this risk through loan-to-value limits on originations, monitoring of new and used vehicle values using standard industry guides, and active, targeted management of the repossession process.
We do not currently have material exposure to currency fluctuations or inflation.
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to continue to grow our business through the funding of originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of December 31, 2014, we had fourteen);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of December 31, 2014, Santander and affiliates provided 13% of our funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of December 31, 2014, the highest single lender's commitment was 21%);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of December 31, 2014, only 11% and 24%, respectively, of our debt is scheduled to mature in these timeframes); and

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of December 31, 2014, we had twelve-month rolling unused capacity of over $11 billion).

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
Operational Risk
We are exposed to loss that occurs in the process of carrying out our business activities. These relate to failures arising from inadequate or failed processes, failures in our people or systems, or from external events. Our operational risk management program encompasses risk event reporting, analysis, and remediation; key risk indicator monitoring; and risk profile assessments. It also includes unit, system, regression, load, performance and user acceptance testing for our IT programs.
To mitigate operational risk in regards to servicing practices, we maintain an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing compliance monitoring with all applicable regulations, internal control documentation and review of processes, and internal audits. We also utilize internal and external legal counsel for expertise when needed. All associates upon hire and annually receive comprehensive mandatory regulatory compliance training. In addition, the Board receives annual regulatory and compliance training. We use industry-leading call mining and other software solutions that assist us in analyzing potential breaches of regulatory requirements and customer service. Our call mining software analyzes all customer service calls, converting speech to text and mining for specific words and phrases that may indicate inappropriate comments by a representative. The software also detects escalated voice volume, enabling a supervisor to intervene if necessary. This tool enables us to effectively manage and identify training opportunities for associates, as well as track and resolve customer complaints through a robust quality assurance program.
A significant operational error related to distribution of principal on a securitization occurred in 2014. Principal payments that should have been made pro rata to the Class A-2-A and Class A-2-B notes of the Santander Drive Auto Receivables Trust 2013-5 transaction instead were made solely to Class A-2-A notes on two consecutive monthly distribution dates. This transaction was our first securitization in several years that featured a class of notes with subclasses that were to receive principal payments pro rata. To correct the error, we amended the transaction documents to allow for a deposit of approximately $71 million to the Trust for distribution to the Class A-2-B noteholders. This action, which had no material impact on our consolidated results of operations, brought the respective note balances of the Class A-2-A and Class A-2-B notes into parity and increased overcollateralization on the transaction. Additionally, we have implemented enhanced processes and controls to ensure payment distributions accurately reflect the legal documentation and transaction structure going forward.
Model Risk
We mitigate model risk through a robust model validation process, which includes committee governance and a series of tests and controls. We utilize SHUSA's Model Risk Management group for all model validation to verify models are performing as expected and in line with their design objectives and business uses.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. The accounting policies and estimates that we believe are the most critical to understanding and evaluating our reported financial results include the following:
Retail Installment Contracts
Retail installment contracts consist largely of nonprime automobile finance receivables, which are acquired individually from dealers at a nonrefundable discount from the contractual principal amount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Retail installment contracts acquired individually or originated directly are primarily classified as held for investment and carried at amortized cost, net of allowance for credit losses. Most of the Company’s retail installment contracts held for investment are pledged under its warehouse lines of credit or securitization transactions. Retail installment contracts the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for sale and carried at the lower of cost or market, as determined on an aggregate basis.
Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The amortization of discounts, subvention payments from manufacturers, and other origination costs on retail installment contracts held for investment acquired individually or through a direct lending program are recognized as adjustments to the yield of the related contract using the effective interest method. The Company estimates future principal prepayments and defaults in the calculation of the constant effective yield. Such estimates are based primarily on a combination of historical experience and forecasted results. Differences between estimated and actual principal prepayments and defaults have historically been insignificant and recognized in income in the period differences are determined.
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
Any deterioration in the performance of the purchased portfolios results in an incremental provision for credit losses. Improvements in performance of the purchased pools that significantly increase actual or expected cash flows result first in a reversal of previously recorded allowance for credit losses and then in a transfer of the excess from nonaccretable difference to accretable yield, which will be recorded as finance income over the remaining life of the receivables.
Unsecured Consumer Loans, net
Unsecured consumer loans, net, primarily consist of both revolving and amortizing term finance receivables acquired individually under terms of the Company’s agreements with certain third parties who originate and continue to service the loans. Unsecured consumer loans also include private label revolving lines of credit originated through the Company’s relationship with a point-of-sale lending technology company. Certain of the revolving receivables were acquired at a discount. Unsecured consumer loans are classified as held-for-investment and carried at amortized cost, net of allowance for credit losses.
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
Provision for Credit Losses
Provisions for credit losses are charged to operations in amounts sufficient to maintain the credit loss allowance at a level considered adequate to cover probable credit losses inherent in the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses. Determining the appropriateness of the credit loss allowance requires management to exercise significant judgment about matters that are inherently uncertain, including the timing, frequency, and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income.
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
The determination of the credit loss allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default and probability of default. The critical assumptions underlying the credit loss allowance include: (1) segmentation of each portfolio based on common risk characteristics; (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (3) evaluation by management of borrower and collateral information. Management monitors the adequacy of the credit loss allowance and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of incurred loan losses at the reporting date, based on the best information available at that time. To the extent that actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce earnings.
Leased Vehicles, net
Most vehicles for which the Company is the lessor are classified as operating leases, as they do not meet the accounting requirements to be classified as a capital lease. The net capitalized cost of each lease is recorded as an asset and depreciated on a straight-line basis over the contractual term of the lease to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs. Changes in these considerations could have a significant impact on the value of the lease residuals.
Lease payments due from customers are recorded as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease are amortized on a straight-line basis over the contractual term of the lease. The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a general decline in used vehicle values, indicate that an impairment may exist. Impairment would be determined to exist if the expected undiscounted cash flows generated from the operating lease assets were less than the carrying value of the operating lease assets. If the operating lease assets were impaired, they would be written down to their fair value as estimated by discounted cash flows. We have recorded no such impairment charges.
Income Taxes
Income tax expense consists of income taxes currently payable and deferred income taxes computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Because we are considered a “dealer in securities” under the Internal Revenue Code, we are required to estimate the fair value of our loan portfolio on an annual basis. This estimated value impacts our levels of deferred tax assets and liabilities, and is subject to a significant degree of management judgment regarding appropriate inputs to the valuation, such as forecasted cash flows and an appropriate discount rate.
The deferred tax asset is subject to reduction by a valuation allowance in certain circumstances. This valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on a review of available evidence. We base our judgment of the recoverability of our deferred tax asset primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies and consideration of the characterization of our earnings and losses as capital or ordinary. If results differ from our assumptions, a valuation allowance against deferred tax assets may be increased or decreased which would impact our effective tax rate. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company records the benefit for uncertain tax positions in the consolidated financial statements when such positions (1) meet a more likely than not threshold, (2) are settled through negotiation or litigation, or (3) the statute of limitations for the taxing authority to examine the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not threshold is no longer met.

Our liability for uncertain tax positions contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various tax positions. Some of our income tax returns, like those of most companies, are periodically audited by tax authorities. These audits may include questions regarding our tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. As these audits progress, events may occur that cause us to change our liability for uncertain tax positions. To the extent we prevail in matters for which a liability for uncertain tax positions has been established, or are required to pay amounts in excess of our established liability, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the period of resolution.
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
For purposes of this Form 10-K, we categorize the prime segment as borrowers with FICO® scores of 640 and above and the nonprime segment as borrowers with FICO® scores below 640. FICO® is a registered trademark of Fair Isaac Corporation. FICO® scores are provided by Fair Isaac Corporation and are designed to measure the likelihood that a consumer will pay his or her credit obligations as agreed.

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
Incorporated by reference from Part II, Item 7 - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations —Risk Management Framework” above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Santander Consumer USA Holdings Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Santander Consumer USA Holdings Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santander Consumer USA Holdings Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 2, 2015

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$33,157	$10,531
Receivables held for sale	46,585	82,503
Retail installment contracts held for investment, net	21,954,445	20,219,609
Unsecured consumer loans, net	1,779,777	954,189
Restricted cash — $44,805 and zero held for affiliates, respectively	1,920,857	1,563,613
Receivables from dealers, held for investment, net	99,490	94,745
Accrued interest receivable	364,676	319,157
Leased vehicles, net	4,862,783	2,023,433
Furniture and equipment, net of accumulated depreciation of $45,768 and $58,117, respectively	41,218	25,712
Federal, state and other income taxes receivable - $459 and zero from affiliates, respectively	502,494	372,338
Deferred tax asset	21,244	197,041
Goodwill	74,056	74,056
Intangible assets	53,682	54,664
Capital lease receivables, net	81,839	—
Other assets — $102,457 and $29,313 due from affiliates, respectively	505,873	410,305
Total assets	$32,342,176	$26,401,896
Liabilities and Equity
Liabilities:
Notes payable — credit facilities, $3,690,000 and $3,650,000 to affiliates, respectively	$10,092,327	$8,099,773
Notes payable — secured structured financings	17,718,974	15,195,887
Accrued interest payable — $8,120 and $11,563 to affiliates, respectively	25,552	26,512
Accounts payable and accrued expenses — $21,444 and $39,772 to affiliates, respectively	336,574	283,106
Federal, state and other income taxes payable - zero and $162 to affiliates, respectively	319	7,623
Deferred tax liabilities, net	492,303	—
Other liabilities — $19,125 and $48,102 to affiliates, respectively	117,778	102,163
Total liabilities	28,783,827	23,715,064
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
349,029,766 and 346,763,261 shares issued and 348,977,625 and 346,760,107 shares outstanding, respectively	3,490	3,468
Additional paid-in capital	1,560,519	1,409,463
Accumulated other comprehensive income (loss)	3,553	(2,853)
Retained earnings	1,990,787	1,276,754
Total stockholders’ equity	3,558,349	2,686,832
Total liabilities and equity	$32,342,176	$26,401,896
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Interest on finance receivables and loans	$4,631,847	$3,773,072	$2,935,780
Leased vehicle income	929,745	154,939	—
Other finance and interest income	8,068	6,010	12,722
Total finance and other interest income	5,569,660	3,934,021	2,948,502
Interest expense — Including $141,381, $93,069, and $77,611 related to affiliates, respectively	523,203	408,787	374,027
Leased vehicle expense	740,236	121,541	—
Net finance and other interest income	4,306,221	3,403,693	2,574,475
Provision for credit losses	2,616,943	1,852,967	1,122,452
Net finance and other interest income after provision for credit losses	1,689,278	1,550,726	1,452,023
Profit sharing	74,925	78,246	—
Net finance and other interest income after provision for credit losses and profit sharing	1,614,353	1,472,480	1,452,023
Investment gains, net — Including $4,917, $819, and zero from affiliates, respectively	116,765	40,689	—
Servicing fee income — Including $21,930, $15,762, and $29,270 from affiliates, respectively	72,627	25,464	34,135
Fees, commissions, and other — Including $25,985, $450, and zero from affiliates, respectively	368,279	245,413	261,554
Total other income	557,671	311,566	295,689
Salary and benefits expense	482,637	305,056	225,159
Repossession expense	201,017	147,543	136,554
Other operating costs — Including $829, $1,147 and $663 to affiliates, respectively	278,382	246,359	197,450
Total operating expenses	962,036	698,958	559,163
Income before income taxes	1,209,988	1,085,088	1,188,549
Income tax expense	443,639	389,418	453,615
Net income	766,349	695,670	734,934
Noncontrolling interests	—	1,821	(19,931)
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,349	$697,491	$715,003
Net income	$766,349	$695,670	$734,934
Other comprehensive income:
Change in unrealized gains (losses) on cash flow hedges, net of tax of $3,814, $5,899, and $4,438, respectively	6,406	9,563	7,271
Change in unrealized gains (losses) on investments available for sale, net of tax of zero, $1,993, and $3,027, respectively	—	(3,252)	(4,939)
Other comprehensive income, net	6,406	6,311	2,332
Comprehensive income	$772,755	$701,981	$737,266
Comprehensive (income) loss attributable to noncontrolling interests	—	953	(22,180)
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$772,755	$702,934	$715,086
Net income per common share (basic)	$2.20	$2.01	$2.07
Net income per common share (diluted)	$2.15	$2.01	$2.07
Weighted average common shares (basic)	348,723,472	346,177,515	346,164,717
Weighted average common shares (diluted)	355,722,363	346,177,515	346,164,717

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
Balance — January 1, 2012	346,165	$3,462	$1,335,057	$(11,496)	$889,661	$20,001	$2,236,685
Repayment of employee loans	—	—	515	—	—	—	515
Accrued capital contribution	—	—	48,275	—	—	—	48,275
Receivable from shareholder	—	—	(48,275)	—	—	—	(48,275)
Net income	—	—	—	—	715,003	19,931	734,934
Other comprehensive income, net of taxes	—	—	—	2,332	—	—	2,332
Dividends declared per common share of $2.12	—	—	—	—	(735,000)	—	(735,000)
Balance — December 31, 2012	346,165	$3,462	$1,335,572	$(9,164)	$869,664	$39,932	$2,239,466
Repayment of employee loans	—	—	1,562	—	—	—	1,562
Issuance of common stock	3	—	23	—	—	—	23
Purchase of treasury stock	(3)	—	(23)	—	—	—	(23)
Stock issued in connection with employee incentive compensation plans	595	6	1	—	—	—	7
Capital contribution received from shareholder	—	—	48,275	—	—	—	48,275
Net income	—	—	—	—	697,491	(1,821)	695,670
Other comprehensive income, net of taxes	—	—	—	6,311	—	—	6,311
Abandonment of noncontrolling interest	—	—	24,053	—	—	(38,111)	(14,058)
Dividends declared per common share of $0.84	—	—	—	—	(290,401)	—	(290,401)
Balance — December 31, 2013	346,760	$3,468	$1,409,463	$(2,853)	$1,276,754	$—	$2,686,832
Stock issued in connection with employee incentive compensation plans	2,267	22	19,331	—	—	—	19,353
Purchase of treasury stock	(49)	—	(960)	—	—	—	(960)
Stock-based compensation	—	—	125,888	—	—	—	125,888
Deemed contribution from shareholder	—	—	6,797	—	—	—	6,797
Net income	—	—	—	—	766,349	—	766,349
Other comprehensive income, net of taxes	—	—	—	6,406	—	—	6,406
Dividends declared per common share of $0.15	—	—	—	—	(52,316)	—	(52,316)
Balance — December 31, 2014	348,978	$3,490	$1,560,519	$3,553	$1,990,787	$—	$3,558,349

 See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$766,349	$695,670	$734,934
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(17,541)	(21,311)	(8,326)
Provision for credit losses	2,616,943	1,852,967	1,122,452
Depreciation and amortization	824,997	188,923	187,349
Accretion of discount	(867,180)	(471,141)	(273,462)
Originations and purchases of receivables held for sale, net of manufacturer incentives received	(3,936,973)	(1,965,957)	—
Proceeds from sales of and repayments on receivables held for sale	4,053,051	1,904,533	—
Investment gains, net	(116,765)	(40,689)	—
Stock-based compensation	125,888	217	608
Deferred tax expense (benefit)	674,094	291,263	(196,188)
Changes in assets and liabilities:
Accrued interest receivable	(68,964)	(108,001)	(25,511)
Federal, state and other income taxes receivable	(139,927)	(367,753)	(10,429)
Other assets	(66,059)	(5,956)	(25,716)
Accrued interest payable	(960)	12,740	(1,474)
Other liabilities	51,521	155,443	(61,645)
Net cash provided by operating activities	3,898,474	2,120,948	1,442,592
Cash flows from investing activities:
Retail installment contracts and capital leases originated or purchased from dealers	(15,522,775)	(14,451,641)	(8,244,373)
Retail installment contracts purchased from other lenders, net of acquired debt and restricted cash	—	—	(76,689)
Collections on retail installment contracts and capital leases	9,088,568	8,030,608	7,731,759
Proceeds from sale of loans held for investment	2,823,046	913,395	—
Leased vehicles purchased	(4,482,921)	(2,420,882)	—
Manufacturer incentives received	895,964	412,897	—
Proceeds from sale of leased vehicles	465,481	18,188	—
Change in revolving unsecured consumer loans	(560,388)	(911,024)	—
Unsecured consumer term loans purchased	(824,517)	(174,750)	—
Collections on unsecured consumer term loans	156,421	15,642	—
Disbursements for receivables from dealers held for investment	(34,238)	(122,263)	(18,180)
Collections on receivables from dealers held for investment	37,684	88,321	90,424
Collections on investments available for sale	—	91,563	86,918
Purchases of furniture and equipment	(19,256)	(23,353)	(3,232)
Sales of furniture and equipment	951	601	2,108
Upfront fee paid in accordance with private label financing agreement	—	(150,000)	—
Change in restricted cash	(357,244)	(273,152)	379,428
Other investing activities	(5,921)	(6,530)	(12,795)
Net cash used in investing activities	(8,339,145)	(8,962,380)	(64,632)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	11,948,421	10,072,311	7,999,556
Payments on notes payable related to secured structured financings	(9,439,255)	(7,845,301)	(7,957,572)
Proceeds from sale of retained bonds	—	98,650	—
Payments on TALF loan payable	—	—	(87,129)
Proceeds from unsecured notes payable	5,082,062	4,223,822	1,680,611
Payments on unsecured notes payable	(5,322,030)	(3,517,755)	(3,295,651)
Proceeds from notes payable	25,543,242	22,954,383	16,265,837
Payments on notes payable	(23,310,720)	(18,935,343)	(15,232,649)
Proceeds from stock option exercises, gross	24,809	—	—
Repurchase of stock - employee tax withholding	(6,960)	—	—
Dividends paid	(52,316)	(290,401)	(735,000)
Repayment of employee notes	—	1,562	515
Capital contribution from shareholder	—	48,275	—
Cash collateral posted on cash flow hedges	(3,956)	(29,127)	—
Net cash provided by (used in) financing activities	4,463,297	6,781,076	(1,361,482)
Net increase (decrease) in cash and cash equivalents	22,626	(60,356)	16,478
Cash — Beginning of year	10,531	70,887	54,409
Cash — End of year	$33,157	$10,531	$70,887
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

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
As of December 31, 2014, the Company was owned approximately 60.5% by Santander Holdings USA, Inc. (“SHUSA”), a subsidiary of Banco Santander, S.A. (“Santander”), approximately 29.1% by public shareholders, approximately 10.0% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s Chairman and Chief Executive Officer (“CEO”), approximately 0.3% by Sponsor Auto Finance Holdings Series LP (“Auto Finance Holdings”) and approximately 0.1% by other holders, primarily members of senior management.

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
Certain prior year amounts have been reclassified to conform to current year presentation; specifically, leased vehicle origination fees are now included in leased vehicle purchases and prior year subsequent defaults on TDRs now reflect the earlier of the date of repossession, 120 days past due for installment contracts and 180 days past due on revolving unsecured loans.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of credit loss allowance, discount accretion, impairment, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.
Business Segment Information
The Company has one reportable segment: Consumer Finance, which includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes the Company’s unsecured personal loan and point-of-sale financing operations.

Accounting Policies
Retail Installment Contracts
Retail installment contracts consist largely of nonprime automobile finance receivables, which are acquired individually from dealers at a nonrefundable discount from the contractual principal amount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Retail installment contracts acquired individually or originated directly are primarily classified as held for investment and carried at amortized cost, net of allowance for credit losses. Most of the Company’s retail installment contracts held for investment are pledged under its warehouse lines of credit or securitization transactions. Retail installment contracts the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for sale and carried at the lower of cost or market, as determined on an aggregate basis.
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
Any deterioration in the performance of the purchased portfolios results in an incremental provision for credit losses. Improvements in performance of the purchased pools that significantly increase actual or expected cash flows result first in a reversal of previously recorded allowance for credit losses and then in a transfer of the excess from nonaccretable difference to accretable yield, which will be recorded as finance income over the remaining life of the receivables.
Unsecured Consumer Loans, net
Unsecured consumer loans, net, primarily consist of both revolving and amortizing term finance receivables acquired individually under terms of the Company’s agreements with certain third parties who originate and continue to service the loans. Unsecured consumer loans also include private label revolving lines of credit originated through the Company’s relationship with a point-of-sale lending technology company. Certain of the revolving receivables were acquired at a discount. Unsecured consumer loans are classified as held-for-investment and carried at amortized cost, net of allowance for credit losses.
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

Dealers with floorplan loans are permitted to deposit cash with the Company in exchange for a lower interest rate. This cash is commingled with the Company’s other cash and available for general use. As of December 31, 2014 and 2013, no dealer had cash on deposit with the Company.
Provision for Credit Losses
Provisions for credit losses are charged to operations in amounts sufficient to maintain the credit loss allowance at a level considered adequate to cover probable credit losses inherent in the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses.
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
Troubled Debt Restructurings
A modification of finance receivable terms is considered a troubled debt restructuring ("TDR") if the Company grants a concession it would not otherwise have considered to a borrower for economic or legal reasons related to the debtor's financial difficulties. The Company considers TDRs to include all individually acquired retail installment contracts or unsecured revolving loans that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance, and none of our unsecured term loans or dealer loans have been modified.
For TDRs, impairment is typically measured based on the differences between the net carrying value of the loan and the present value of the expected future cash flows of the loan. The loan may also be measured for impairment based on the fair value of the underlying collateral less costs to sell for loans that are collateral dependent.
Leased Vehicles, net
Most vehicles for which the Company is the lessor are classified as operating leases, as they do not meet the accounting requirements to be classified as a capital lease. The net capitalized cost of each lease is recorded as an asset and depreciated on a straight-line basis over the contractual term of the lease to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.
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
Capital Lease Receivables, net
Leases classified as capital leases are accounted for as direct financing leases. Minimum lease payments plus the estimated residual value of the leased vehicle are recorded as the gross investment. The difference between the gross investment and the cost of the leased vehicle is recorded as unearned income. Direct financing leases are reported at the aggregate of gross investments, net of unearned income and allowance for lease losses. Income for direct financing leases is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.
Repossessed Vehicles and Repossession Expense
Repossessed vehicles represent vehicles the Company has repossessed due to the borrowers’ default on the payment terms of the retail installment contracts, loans or leases. The Company generally begins repossession activity once a customer has reached 60 days past due. The customer has an opportunity to redeem the repossessed vehicle by paying all outstanding balances, including finance charges and fees. Any vehicles not redeemed are sold at auction. The Company records the vehicles currently in its inventory at the lower of cost or estimated fair value, net of estimated costs to sell. See Notes 9 and 15.
Repossession expense includes the costs to repossess and sell vehicles obtained due to borrower default. These costs include transportation, storage, rekeying, condition reports, legal fees and the fees paid to repossession agents.
Noncontrolling Interests
Noncontrolling interests represent the activity and net assets of two Delaware limited liability companies (the “LLCs”), Auto Loan Acquisition 2011-A LLC and Auto Loan Acquisition 2011-B LLC, which were formed in 2011 to purchase and hold certain loan portfolios. Two of the investors in Auto Finance Holdings were the equity investors in the LLCs. Although SCUSA had no equity interest in the LLCs, it had variable interests in the LLCs, including the servicing agreements and an investment in subordinated bonds of the LLCs. Because the Company had the power, through execution of the servicing agreements, to direct the activities of the LLCs that had the most impact on the LLCs’ performance, and had the potential to absorb losses of the entities because of the investment in the bonds, SCUSA was considered the primary beneficiary. Accordingly, these LLCs were consolidated in SCUSA’s consolidated financial statements, with noncontrolling interest expense recorded equal to their entire net income.

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
Any deterioration in the performance of the purchased portfolios results in an incremental impairment. Improvements in performance of the purchased pools which significantly increase actual or expected cash flows results in first a reversal of previously recorded impairment and then in a transfer of the excess from nonaccretable difference to accretable yield, which will be recorded as finance income over the remaining life of the receivables.

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
Cash and Cash Equivalents
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
Investments
Investments the Company expects to hold for an indefinite period of time are classified as available for sale and carried at fair value with temporary unrealized gains and losses reported as a component of other comprehensive income, net of estimated income taxes.
Investments of less than 20% ownership in privately held companies over which the Company has no significant influence are recorded using the cost method. Such investments of $6,000 at December 31, 2014 and 2013, are included in other assets in the accompanying consolidated balance sheets and other investing activities in the accompanying consolidated statements of cash flows in 2013.

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
The Company records the benefit of uncertain tax positions in the consolidated financial statements when such positions (1) meet a more-likely-than-not threshold, (2) are settled through negotiation or litigation, or (3) the statute of limitations for the taxing authority to examine the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more-likely-than-not recognition threshold is no longer satisfied.
Furniture and Equipment
Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization on furniture and equipment for the year ended December 31, 2014 totaled $13,069. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to operations as incurred.
Goodwill and Intangibles
Goodwill represents the excess of consideration paid over fair value of net assets acquired in business combinations. Intangibles represent intangible assets purchased or acquired through business combinations, including trade names and software development costs. Certain intangibles are amortized over their estimated useful lives. Goodwill and indefinite-lived intangibles are tested for impairment at least annually as of December 31. No impairment expense was recorded in 2014 or 2013, and no accumulated impairment charges exist for goodwill or long-lived intangible assets.
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
The Company uses change in variable cash flows to assess hedge effectiveness of cash flow hedges on a prospective and retrospective basis. At December 31, 2014, all of the Company’s interest rate swap agreements designated as cash flow hedges are deemed to be effective hedges for accounting purposes. The Company uses the dollar offset method to measure the amount of ineffectiveness and a net earnings impact occurs when the cumulative change in the value of a derivative, as adjusted, differs from the cumulative change in value of the discounted future cash flows of the forecasted transaction. The excess change in value (the ineffectiveness) is recognized in earnings.

The effective portion of the changes in the fair value of the interest rate swaps qualifying as cash flow hedges is included as a component of other comprehensive loss, net of estimated income taxes, as an unrealized gain or loss on cash flow hedges. These unrealized gains or losses are recognized as adjustments to income over the same period in which cash flows from the related hedged item affect earnings. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in interest expense on the consolidated statements of income and comprehensive income. The Company discontinues hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.
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
Warrants — The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant would allow SCUSA to increase its ownership to approximately 22% in the invested company.
Stock-Based Compensation
The Company measures the compensation cost of stock-based awards using the estimated fair value of those awards on the grant date, and recognizes the cost as expense over the vesting period of the awards (see Note 16).
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective beginning after December 15, 2016. The Company does not expect the adoption to have a material impact to the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as secured borrowings. This guidance is effective for the Company beginning January 1, 2015 and early adoption is not permitted. The implementation did not have a significant impact on the Company’s financial position, results of operations, or cash flows.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This guidance is effective for fiscal years ending after December 15, 2016 with early adoption permitted. The Company does not expect the adoption to have a material impact to the consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items. This standard simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP, and as a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. This guidance is effective for periods beginning after December 15, 2015 with early adoption permitted, but only as of the beginning of the fiscal year of adoption. The Company does not expect the adoption to have a material impact to the consolidated financial statements.

2.	Finance Receivables
Finance receivables held for investment (other than purchased portfolio) at December 31, 2014 and 2013, were comprised as follows:

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 4)	(2,726,338)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,270,586	$99,490	$1,779,777

	December 31, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Unpaid principal balance	$21,238,281	$95,835	$1,165,778
Credit loss allowance (Note 4)	(2,132,634)	(1,090)	(179,350)
Discount	(573,462)	—	(32,831)
Capitalized origination costs	33,936	—	592
Net carrying balance	$18,566,121	$94,745	$954,189

Finance receivables held for investment that were acquired with deteriorated credit quality are included in retail installment contracts held for investment in the accompanying consolidated balance sheets and were comprised as follows at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Unpaid principal balance	$846,355	$1,961,060

Outstanding recorded investment	$873,134	$1,879,844
Less: Impairment	(189,275)	(226,356)
Outstanding recorded investment, net of impairment	$683,859	$1,653,488

As of December 31, 2014, retail installment contracts and receivables from dealers held for sale totaled $45,424 and $1,161, respectively. As of December 31, 2013, retail installment contracts and receivables from dealers held for sale totaled $56,066 and $26,437, respectively. Sales of retail installment contracts for the years ended December 31, 2014 and 2013 included principal balance amounts of $6,620,620 and $2,505,442, respectively. The Company retains servicing of sold retail installment contracts and was servicing $7,372,884 and $2,847,656 as of December 31, 2014 and 2013, respectively, of contracts owned by unrelated third parties, including contracts sold by the Company.
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 6). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, $816,100 and $345,177 of the unpaid principal balance represented fleet contracts with commercial borrowers as of December 31, 2014 and 2013, respectively.
Borrowers on the Company’s retail installment contracts held for investment are located in Texas (18%), Florida (11%), California (9%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.
Receivables from dealers held for investment includes a term loan, which was previously a residual warehouse credit facility, with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at December 31, 2014 and 2013, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018.
The remaining receivables from dealers held for investment are all Chrysler-related. On September 16, 2014, the Company sold $18,227 of such receivables from dealers to Santander Bank, N.A., formerly Sovereign Bank ("SBNA"), a wholly-owned subsidiary of SHUSA (Note 12), resulting in a gain of $347. The Company is entitled to additional proceeds on this sale totaling $694 if certain conditions, including continued existence and performance of the sold loans, are met at the first and second anniversaries of the sale. Borrowers on the remaining Chrysler dealer receivables are located in Ohio (26%), Virginia (22%), California (16%), New York (14%), Tennessee (8%), Louisiana (6%), and other states each individually representing less than 5% of the Company’s total.
Borrowers on the Company’s unsecured consumer loans are located in California (10%), Texas (8%), New York (8%), Florida (7%), and other states each individually representing less than 5% of the Company’s total.
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Balance — beginning of year	$403,400	$816,854	$1,373,174
Additions (loans acquired during the year)	—	—	16,338
Accretion of accretable yield	(194,996)	(493,778)	(700,362)
Reclassifications from nonaccretable difference	56,012	80,324	127,704
Balance — end of year	$264,416	$403,400	$816,854

The Company also has capital leases classified as finance receivables (Note 3).
During the years ended December 31, 2014 and 2013, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

3.	Leases
The Company has both operating and capital leases which are separately accounted for and recorded on the Company's consolidated balance sheets as leased vehicles, net, and capital lease receivables, net, respectively.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Leased vehicles	$6,309,096	$2,402,052
Origination fees and other costs	4,190	2,716
Manufacturer subvention payments	(645,874)	(259,152)
	5,667,412	2,145,616
Less: accumulated depreciation	(804,629)	(122,183)
	$4,862,783	$2,023,433

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2014:

2015	$867,133
2016	722,904
2017	274,913
2018	12,660
2019	—
Thereafter	—
Total	$1,877,610

Capital Leases
In early 2014, the Company began originating leases that are accounted for as capital leases as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of December 31, 2014:

December 31, 2014
Gross investment in capital leases	$137,543
Origination fees and other	78
Less unearned income	(46,193)
Net investment in capital leases before allowance	91,428
Less: allowance for lease losses	(9,589)
Net investment in capital leases	$81,839

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of December 31, 2014:

2015	$33,024
2016	33,024
2017	32,952
2018	31,618
2019	6,924
Thereafter	1
Total	$137,543

4.	Loan and Lease Loss Allowance and Credit Quality
Loan and Lease Loss Allowance
The Company estimates credit losses on individually acquired retail installment contracts and unsecured consumer loans held for investment based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings, and individually evaluates the loans for specific impairment as necessary. The credit loss allowance for receivables from dealers is comprised entirely of general allowances as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired loans for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of year	$2,132,634	$1,090	$179,350
Provision for loan losses	2,211,055	(416)	434,030
Charge-offs	(3,341,047)	—	(286,331)
Recoveries	1,723,696	—	21,611
Balance — end of year	$2,726,338	$674	$348,660

	Year Ended December 31, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of year	$1,555,362	$—	$—
Provision for loan losses	1,651,416	1,090	192,745
Charge-offs	(2,094,149)	—	(13,413)
Recoveries	1,020,005	—	18
Balance — end of year	$2,132,634	$1,090	$179,350

	Year Ended December 31, 2012
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Unsecured Consumer Loans
Balance — beginning of year	$993,213	$—	$—
Provision for loan losses	1,119,074	—	—
Charge-offs	(1,000,178)	—	—
Recoveries	443,253	—	—
Balance — end of year	$1,555,362	$—	$—

The impairment activity related to purchased receivables portfolios for the years ended December 31, 2014, 2013 and 2012 was as follows:

	For the Year Ended December 31,
	2014	2013	2012
Balance — beginning of year	$226,356	$218,640	$215,262
Incremental provisions for purchased receivable portfolios	3,568	313,021	161,687
Incremental reversal of provisions for purchased receivable portfolios	(41,285)	(305,305)	(158,309)
Balance — end of year	$188,639	$226,356	$218,640
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status, loss experience to date, and consideration of similarity between this portfolio and individually acquired retail installment contracts as well as various economic factors. The activity in the lease loss allowance for capital lease receivables for the year ended December 31, 2014 was as follows:

Balance — beginning of year	$—
Provision for lease losses	9,991
Charge-offs	(804)
Recoveries	402
Balance — end of year	$9,589

Delinquencies

Retail installment contracts and unsecured consumer amortizing term loans are classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status, the Company returns to accruing interest on the contract. The accrual of interest on revolving unsecured consumer loans continues until the loan is charged off. A summary of delinquencies as of December 31, 2014 and 2013 is as follows:

	December 31, 2014
	Retail Installment Contracts Held for Investment			Unsecured Consumer Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,319,203	$131,634	$2,450,837	$52,452
Delinquent principal over 60 days	1,030,580	72,473	$1,103,053	138,400
Total delinquent principal	$3,349,783	$204,107	$3,553,890	$190,852

	December 31, 2013
	Retail Installment Contracts Held for Investment			Unsecured Consumer Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$1,729,139	$321,549	$2,050,688	$28,102
Delinquent principal over 60 days	855,315	181,698	1,037,013	65,360
Total delinquent principal	$2,584,454	$503,247	$3,087,701	$93,462

 The balances in the above tables reflect total principal rather than net investment; the difference is considered insignificant. As of December 31, 2014 and 2013, no receivables from dealers were 31 days or more delinquent.

As of December 31, 2014 and 2013, there were no receivables from dealers or receivables held for sale that were non-performing. Delinquencies on the capital lease receivables portfolio, which began in 2014, were immaterial as of December 31, 2014.
FICO® Distribution — A summary of the credit risk profile of the Company’s consumer loans by FICO® distribution, determined at origination, as of December 31, 2014 and 2013 was as follows:

December 31, 2014
	Retail Installment	Unsecured
	Contracts Held	Consumer
FICO Band	for Investment (a)	Loans (b)
<540	26.4%	3.3%
540-599	32.6%	20.1%
600-639	20.5%	21.4%
>640	20.5%	55.2%

December 31, 2013
	Retail Installment	Unsecured
	Contracts Held	Consumer
FICO Band	for Investment (a)	Loans (b)
<540	26.8%	6.3%
540-599	31.8%	24.2%
600-639	20.3%	30.4%
>640	21.1%	39.1%

(a)	Excluded from the FICO distribution is $2,945,297 and $1,944,204 as of December 31, 2014 and 2013, respectively, as the borrowers on these loans did not have FICO scores at origination.

(b)	Excluded from the FICO distribution is an insignificant amount of loans to borrowers that did not have FICO scores at origination.

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
As discussed in Note 2, the Company has $816,100 of fleet contracts with commercial customers. These loans are recorded in Retail installment contracts held for investment, net, on the consolidated balance sheets, the Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of December 31, 2014, one fleet borrower with an outstanding balance of $300 was classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as pass.
Commercial loan credit quality indicators for receivables from dealers held for investment as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Pass	$97,903	$95,835
Special Mention	2,261	—
Substandard	—	—
Doubtful	—	—
Loss	—	—
	$100,164	$95,835

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a troubled debt restructuring (“TDR”) if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance. As of December 31, 2014 and 2013, there were no receivables from dealers classified as a TDR.

The table below presents the Company’s loans modified in TDRs as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Total TDR principal	$4,191,208	$17,347	$2,604,351	$8,391
Accrued interest	111,103	—	70,965	—
Discount	(102,047)	—	(70,321)	(274)
Origination costs	6,773	9	4,161	5
Outstanding recorded investment	4,207,037	17,356	2,609,156	8,122
Impairment	(797,240)	(6,939)	(475,128)	(2,345)
Outstanding recorded investment, net of impairment	$3,409,797	$10,417	$2,134,028	$5,777

A summary of the Company’s delinquent TDRs at December 31, 2014 and 2013, is as follows:

	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Principal, 31-60 days past due	$929,095	$1,595	$556,489	$875
Delinquent principal over 60 days	515,235	5,131	356,969	1,396
Total delinquent TDR principal	$1,444,330	$6,726	$913,458	$2,271

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

	For the Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Average outstanding recorded investment in TDRs	$3,289,520	$14,061	$2,466,122	$3,260	$1,257,446	$—
Interest income recognized	$481,843	$1,679	$322,965	$269	$171,878	$—

TDR Impact on Allowance for Credit Losses
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once loans have become classified as a TDRs, they are collectively assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.

The following table summarizes the financial effects of TDRs that occurred during the years ended December 31, 2014, 2013, and 2012:

	For the Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled Debt Restructurings:
Outstanding recorded investment before TDR	$3,042,731	$18,443	$1,755,241	$9,408	$955,088	$—
Outstanding recorded investment after TDR	$3,039,419	$18,359	$1,747,837	$9,264	$949,883	$—
Number of contracts	184,640	16,614	116,846	13,196	66,883	—

A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving unsecured consumer loans is generally the month in which the receivable becomes 180 days past due. Loan modifications accounted for as TDRs within the previous twelve months that subsequently defaulted during the years ended December 31, 2014, 2013, and 2012 are summarized in the following table:

	For the Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans	Retail Installment Contracts	Unsecured Consumer Loans
Troubled debt restructurings that subsequently defaulted	$419,032	$3,437	$79,714	(a)	$56,902	$—
Number of contracts	36,843	3,401	6,383	(a)	4,907	—

(a)	Subsequent defaults on unsecured consumer loan TDRs were insignificant in 2013.

5.	Goodwill and Intangibles

The carrying amount of goodwill for the years ended December 31, 2014 and 2013, was unchanged. For each of the years ended December 31, 2014 and 2013, goodwill amortization of $5,463 was deductible for tax purposes.

The components of intangible assets at December 31, 2014 and 2013, were as follows:

	December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(8,163)	$4,237
Software and technology	3 years	22,625	(11,480)	11,145
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization- trademarks		38,300	—	38,300
Total		$75,672	$(21,990)	$53,682

	December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(6,923)	$5,477
Software and technology	3 years	16,822	(5,935)	10,887
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization- trademarks		38,300	—	38,300
Total		$69,869	$(15,205)	$54,664

Amortization expense on the assets was $6,902 and $4,509 for the years ended December 31, 2014 and 2013, respectively. Estimated future amortization expense is as follows:

2015	$6,677
2016	5,191
2017	2,998
2018	516
2019 and thereafter	—
$15,382

The weighted-average remaining useful life for the Company's amortizing intangible assets was 3.1 years and 3.5 years at December 31, 2014 and 2013, respectively.

6.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of December 31, 2014 and 2013:

	December 31, 2014
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2015	$243,736	$500,000	1.17%	$344,822	$—
Warehouse line (a)	Various	397,452	1,244,318	1.26%	589,529	20,661
Warehouse line (b)	June 2016	2,201,511	4,300,000	0.98%	3,249,263	65,414
Warehouse line	June 2016	1,051,777	2,500,000	1.06%	1,481,135	28,316
Warehouse line	July 2015	—	500,000	—	—	—
Warehouse line (c)	September 2015	199,980	200,000	1.96%	351,755	13,169
Repurchase facility (d)	Various	923,225	923,225	1.63%	—	34,184
Warehouse line	December 2015	468,565	750,000	0.93%	641,709	16,467
Warehouse line (e)	November 2016	175,000	175,000	1.71%	—	—
Warehouse line (c)	October 2016	240,487	250,000	2.02%	299,195	17,143
Warehouse line (e)	November 2016	250,000	250,000	1.71%	—	2,500
Warehouse line (f)	March 2015	250,594	250,594	0.98%	—	—
Total facilities with third parties		6,402,327	11,843,137		6,957,408	197,854
Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.46%	1,340	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.33%	—	—
Line of credit	December 2018	1,140,000	1,750,000	2.85%	9,701	—
Line of credit	March 2017	300,000	300,000	1.71%	—	—
Total facilities with Santander and related subsidiaries		3,690,000	4,800,000		11,041	—
Total revolving credit facilities		$10,092,327	$16,643,137		$6,968,449	$197,854

	December 31, 2013
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2014	$483,738	$500,000	0.82%	$757,352	$—
Warehouse line	Various	159,300	1,219,474	3.62%	232,015	3,667
Warehouse line (b)	April 2015	613,600	4,550,000	2.12%	745,759	15,184
Warehouse line	June 2015	1,360,070	2,000,000	0.96%	1,672,082	42,510
Warehouse line	July 2015	495,786	500,000	0.85%	598,754	25,056
Warehouse line (c)	September 2015	73,080	200,000	2.84%	76,807	2,701
Repurchase facility (d)	Various	879,199	879,199	1.59%	—	—
Warehouse line	December 2015	210,000	750,000	1.84%	302,632	—
Warehouse line (e)	November 2016	175,000	175,000	1.72%	—	—
Total facilities with third parties		4,449,773	10,773,673		4,385,401	89,118
Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.48%	10,674	—
Line of credit	December 2018	—	500,000	3.10%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.09%	—	—
Line of credit	December 2018	1,400,000	1,750,000	2.58%	93,969	—
Total facilities with Santander and related subsidiaries		3,650,000	4,500,000		104,643	—
Total revolving credit facilities		$8,099,773	$15,273,673		$4,490,044	$89,118

(a)	Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.

(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing.

(c)	This line is held exclusively for unsecured consumer term loans.

(d)	The repurchase facility is collateralized by securitization notes payable retained by the Company. This facility has rolling 30-day and 90- day maturities.
(e)    This line is collateralized by residuals retained by the Company.
(f)    This line is collateralized by securitization notes payable retained by the Company.
(g)    These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of December 31, 2014 and
2013, $2,152,625 and $1,123,354, respectively, of the aggregate outstanding balances on these facilities were unsecured.
10%
Facilities with Third Parties
The warehouse lines and repurchase facility are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 3), securitization notes payables and residuals retained by the Company.
Lines of Credit with Santander and Related Subsidiaries
Through its New York branch, Banco Santander provides the Company with $4.5 billion of long-term committed revolving credit facilities. Through SHUSA, under an agreement entered into on March 6, 2014, Santander provides the Company with an additional $300 million of committed revolving credit, collateralized by residuals retained on its own securitizations.
The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and 2018, respectively. Santander has the option to continue to renew the term of these facilities annually going forward, thereby maintaining the three and five year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

Secured Structured Financings

The following table presents information regarding secured structured financings as of December 31, 2014 and 2013:

	December 31, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitization	November 2017	$81,907	$1,632,420	1.04%	$234,706	$58,740
2011 Securitizations	June 2016-September 2017	421,315	3,536,550	1.21%-2.80%	699,875	115,962
2012 Securitizations	November 2017-December 2018	2,296,687	8,023,840	0.92%-1.68%	3,006,426	318,373
2013 Securitizations	January 2019-January 2021	3,426,242	6,689,700	0.89%-1.59%	4,231,006	320,182
2014 Securitizations	August 2018-January 2021	5,211,346	6,800,420	1.16%-1.72%	6,173,229	370,790
Public securitizations (a)		11,437,497	26,682,930		14,345,242	1,184,047
2010 Private issuances (b)	June 2011	172,652	516,000	1.29%	303,361	8,009
2011 Private issuances	December 2018	859,309	1,700,000	1.46%-1.80%	1,316,903	52,524
2012 Private issuances	May 2016	5,682	70,308	1.07%	11,760	1,086
2013 Private issuances	September 2018-September 2020	2,629,278	2,693,754	1.13%-1.38%	3,703,685	98,063
2014 Private issuances	November 2015-December 2021	2,614,556	3,519,049	1.05%-1.85%	3,779,288	121,356
Privately issued amortizing notes		6,281,477	8,499,111		9,114,997	281,038
Total secured structured financings		$17,718,974	$35,182,041		$23,460,239	$1,465,085

	December 31, 2013
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	October 2016 - November 2017	$632,251	$4,671,749	1.04%-1.44%	$1,143,435	$205,190
2011 Securitizations	October 2015 - September 2017	1,218,208	5,605,609	1.21%-2.80%	1,634,220	195,854
2012 Securitizations	November 2017 - December 2018	4,061,127	8,023,840	0.92%-1.68%	5,013,135	383,677
2013 Securitizations	January 2019 - January 2021	5,503,580	6,689,700	0.89%-1.59%	6,465,840	351,160
Public securitizations (a)		11,415,166	24,990,898		14,256,630	1,135,881
2010 Private issuances	June 2011	219,704	516,000	1.29%	378,434	8,435
2011 Private issuances	December 2018	662,138	4,856,525	1.46%-1.80%	908,304	36,449
2012 Private issuances	May 2016	30,526	70,308	1.07%	35,378	3,016
2013 Private issuances	September 2018 - September 2020	2,868,353	2,693,754	1.13%-1.38%	3,554,569	97,100
Privately issued amortizing notes		3,780,721	8,136,587		4,876,685	145,000
Total secured structured financings		$15,195,887	$33,127,485		$19,133,315	$1,280,881

(a)    Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)    This securitization was amended in May 2014 resulting in additional borrowings and an extended maturity date of May 2015.

Notes Payable — Secured Structured Financings
The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying retail installment contracts, which back the notes. The weighted-average interest rate and final contractual maturity by year on these notes at December 31, 2014, were as follows:

2015, 1.17%	$872,652
2016, 1.79%	145,129
2017, 1.79%	1,719,937
2018, 1.48%	2,290,444
2019, 1.53%	2,197,182
Thereafter, 1.44%	10,529,781
17,755,125
Less: unamortized costs	(36,151)
Notes payable - secured structured financings	$17,718,974

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. Historically, all of the Company’s securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, the Company issued its first amortizing notes backed by vehicle leases. As of December 31, 2014, the Company had private issuances of notes backed by vehicle leases totaling $1,959,033.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method, over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the years ended December 31, 2014, 2013 and 2012 was $238,394, $233,564 and $234,101, respectively.

7.	Variable Interest Entities
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

On-balance sheet variable interest entities
The following table summarizes the assets and liabilities related to VIEs included in the Company’s consolidated financial statements:

	December 31, 2014	December 31, 2013
Restricted cash	$1,626,257	$1,370,174
Retail installment contracts, net	21,366,121	19,166,392
Leased vehicles, net	4,862,783	2,023,433
Various other assets	1,301,992	541,469
Notes payable	27,796,999	23,810,950
Various other liabilities	—	25,682

Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying consolidated balance sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by U.S. GAAP.

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of December 31, 2014 and 2013, the Company was servicing $24,611,624 and $21,935,874, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the years ended December 31, 2014, 2013 and 2012 is as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Receivables securitized	$14,251,258	$11,589,632	$9,197,555
Net proceeds from new securitizations (a)	$11,948,421	$9,980,538	$7,999,556
Net proceeds from sale of retained bonds	—	98,650	—
Cash received for servicing fees (b)	632,955	506,656	420,315
Cash received upon release from reserved and restricted cash accounts (b)	810	9,933	38,693
Net distributions from Trusts (b)	1,386,833	1,482,425	1,097,326
Total cash received from securitization trusts	$13,969,019	$12,078,202	$9,555,890

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.
Off-balance sheet variable interest entities
During 2013 and 2014, the Company completed sales to VIEs that met sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of the transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's consolidated balance sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation. The Company also recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold.
During the years ended December 31, 2014 and 2013, the Company sold $1,802,461 and $1,091,282, respectively, of gross retail installment contracts to VIEs in off-balance sheet securitizations for a gains of $72,443 and $24,575, respectively. As of December 31, 2014 and 2013, the Company was servicing $2,157,808 and $1,017,756, respectively, of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet securitization trusts during the year ended December 31, 2014, is as follows:

	Year Ended December 31,
	2014	2013
Receivables securitized	$1,802,461	$1,091,282

Net proceeds from new securitizations	$1,894,052	$1,140,416
Cash received for servicing fees	17,000	1,863
Total cash received from securitization trusts	$1,911,052	$1,142,279

8.	Derivative Financial Instruments
Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written in order to offset the interest rate cap agreements, and a total return swap, are not designated as hedges for accounting purposes. The underlying notional amounts and aggregate fair values of these agreements at December 31, 2014 and 2013, were as follows:

	December 31, 2014		December 31, 2013
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$8,020,000	$3,827	$3,873,000	$(5,686)
Interest rate swap agreements not designated as hedges	3,206,000	(12,175)	3,444,459	(31,360)
Interest rate cap agreements	7,541,385	49,762	4,616,960	28,274
Options for interest rate cap agreements	7,541,385	(49,806)	4,616,960	(28,389)
Total return swap	250,594	(1,736)	—	—

The aggregate fair value of the interest rate swap agreements was included on the Company’s consolidated balance sheets in other assets and other liabilities, as appropriate. The interest rate cap agreements were included in other assets and the related options in other liabilities on the Company’s consolidated balance sheets. The fair value of the total return swap was included in other liabilities on the Company's consolidated balance sheets. See Note 15 for additional disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
In March 2014, the Company entered into a financing arrangement with a third party whereby the Company pledged certain bonds retained in its own securitizations in exchange for $250,594 in cash. In conjunction with the financing arrangement, the Company entered into a total return swap related to the bonds as an effective avenue to monetize the Company’s retained bonds as a source of financing. The Company will receive the fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points. In addition, at maturity, the Company will receive a payment from, or make a payment to, the counterparty based on the change in fair value of the bonds during the one-year term of the facility. Throughout the term of the facility, the party in a net liability position must post collateral. The Company has the ability to substitute collateral and may do so if a bond is set to begin amortizing. Alternatively, the amortization may be utilized to reduce the notional amount of the facility.
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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of December 31, 2014 and 2013:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946			2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

December 31, 2013
Interest rate swaps - Santander & affiliates	$1,601	$—	$1,601	$—	$—	$1,601
Interest rate caps - Santander & affiliates	9,342	—	9,342	—	—	9,342
Interest rate caps - third party	18,932	—	18,932	—	—	18,932
Total derivatives subject to a master netting arrangement or similar arrangement	29,875	—	29,875	—	—	29,875
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$29,875	$—	$29,875	$—	$—	$29,875
Total financial assets	$29,875	$—	$29,875	$—	$—	$29,875

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2014
Interest rate swaps - Santander & affiliates	$15,783	$(4,308)	$11,475	$—	$—	$11,475
Interest rate swaps - third party	719	(191)	528	—	—	528
Back to back - Santander & affiliates	35,602	(35,602)	—	—	—	—
Back to back - third party	14,204	(14,204)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	66,308	(54,305)	12,003	—	—	12,003
Total return swap	1,736	(1,736)	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	1,736	(1,736)	—	—	—	—
Total derivative liabilities	$68,044	$(56,041)	$12,003	$—	$—	$12,003
Total financial liabilities	$68,044	$(56,041)	$12,003	$—	$—	$12,003

December 31, 2013
Interest rate swaps - Santander & affiliates	$38,647	$(2,258)	$36,389	$—	$—	$36,389
Back to back - Santander & affiliates	9,342	(9,342)	—	—	—	—
Back to back - third party	19,047	(15,420)	3,627	—	—	3,627
Total derivatives subject to a master netting arrangement or similar arrangement	67,036	(27,020)	40,016	—	—	40,016
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016
Total financial liabilities	$67,036	$(27,020)	$40,016	$—	$—	$40,016

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at December 31, 2014 and 2013.
The gross gains (losses) reclassified from accumulated other comprehensive income to net income, and gains (losses) recognized in net income, are included as components of interest expense. The Company’s derivative instruments had effects on its consolidated statements of income and comprehensive income for the years ended December 31, 2014, 2013 and 2012 as follows:

	December 31, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(708)	$(23,015)	$(33,235)
Derivative instruments not designated as hedges	$19,278

	December 31, 2013
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$4,062	$(19,526)
Derivative instruments not designated as hedges	$21,080

	December 31, 2012
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(11,709)	$(26,190)
Derivative instruments not designated as hedges	$8,326

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the years ended December 31, 2014, 2013 and 2012. We estimate approximately $42,000 of unrealized losses included in accumulated other comprehensive income will be reclassified to interest expense within the next twelve months.

9.	Other Assets
Other assets were comprised as follows:

	December 31, 2014	December 31, 2013
Upfront fee (a)	$125,000	$140,000
Repossessed vehicles	134,926	129,323
Manufacturer subvention payments receivable (a)	70,213	55,579
Accounts receivable	36,465	9,160
Prepaids	35,906	31,592
Derivative assets (Note 8)	57,916	29,875
Collateral overage on derivative liabilities with Santander and affiliates	32,118	—
Cost method investment	6,000	6,000
Indemnification payments receivable (b)	5,504	8,603
Other	1,825	173
	$505,873	$410,305

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

10.	Income Taxes
The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Current income tax expense (benefit):
Federal	$(261,655)	$65,168	$610,161
State	31,200	32,987	39,642
Total current income tax expense (benefit)	(230,455)	98,155	649,803
Deferred income tax expense (benefit):
Federal	650,730	285,809	(183,313)
State	23,364	5,454	(12,875)
Total deferred income tax expense (benefit)	674,094	291,263	(196,188)
Total income tax expense	$443,639	$389,418	$453,615

For the year ended December 31, 2014, the Company recognized a current federal tax benefit rather than current tax expense primarily due to accelerated depreciation taken for tax purposes on leased vehicles.
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rates for the years ended December 31, 2014, 2013 and 2012, is as follows

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal income tax benefit	2.5	2.3	2.4
Valuation allowance	1.1	(0.2)	1.9
Electric vehicle credit	(1.7)	(0.9)	—
Other	(0.2)	(0.3)	(1.1)
Effective income tax rate	36.7%	35.9%	38.2%
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. Under the hypothetical separate company method, SCUSA recorded a deemed contribution from shareholder in the amount of $6,797, which is included in additional paid-in capital section in the accompanying consolidated balance sheets. At December 31, 2014, the Company had a net receivable from affiliates under the tax sharing agreement of $459, which was included in Federal, state, and other income taxes receivable in the consolidated balance sheet. At December 31, 2013, the Company had a net payable to affiliates under the tax sharing agreement of $162, which was included in Federal, state, and other income taxes payable in the consolidated balance sheet.

The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities at December 31, 2014 and 2013, are as follows:

	2014	2013
Deferred tax assets:
Debt issuance costs	$3,728	$4,771
Receivables	637,984	556,687
Derivatives	2,444	13,237
Original purchase discount on investments	—	44,381
Capital loss carryforwards	27,150	19,942
State net operating loss carryforwards	6,791	—
Equity-based compensation	29,418	—
Credit carryforwards	42,780	—
Other	35,221	27,264
Total gross deferred tax assets	785,516	666,282
Deferred tax liabilities:
Capitalized origination costs	(11,567)	(13,010)
Goodwill	(11,136)	(8,822)
Leased vehicles	(1,183,267)	(419,488)
Furniture and equipment	(14,325)	(7,899)
Original purchase discount on investments	(616)	—
Other	(2,763)	(80)
Total gross deferred tax liabilities	(1,223,674)	(449,299)
Valuation allowance	(32,901)	(19,942)
Net deferred tax asset (liability)	$(471,059)	$197,041

At December 31, 2014 and 2013, the Company’s largest deferred tax liability was leased vehicles of $1,183,267 and $419,488, respectively.  The increase in this liability is due to accelerated depreciation taken for tax purposes.
The Company began generating qualified plug-in electric vehicle credits in 2013; the credit carryforwards will begin expiring in 2034.
As of December 31, 2014, the Company had state net operating loss carryforwards of $137,565, which will begin to expire in 2018, and capital loss carryforwards of $72,419, which will begin to expire in 2017.
As of December 31, 2014 and 2013, the Company had recorded a valuation allowance for capital loss carryforwards and state tax net operating loss carryforwards for which it does not have a tax-planning strategy in place to recognize before they begin to expire in 2017. A rollforward of the valuation allowance for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Valuation allowance, beginning of year	$19,942	$22,381	$—
Provision (release)	12,959	(2,439)	22,381
Valuation allowance, end of year	$32,901	19,942	$22,381

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for each of the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Gross unrecognized tax benefits balance,
January 1	$1,487	$2,146	$2,483
Additions for tax positions of prior years	5,472	—	—
Reductions for tax positions of prior years	(3,783)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(2,473)	(754)	(164)
Settlements	(537)	95	(173)
Gross unrecognized tax benefits balance,
December 31	$166	$1,487	$2,146

At December 31, 2014, 2013 and 2012, there were $26, $1,020 and $1,680, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Accrued interest and penalties associated with uncertain tax positions are recognized as a component of the income tax provision. Accrued interest and penalties of $55 and $676 are included with the related tax liability line in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.
At December 31, 2014, the Company believes that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease to zero in the next twelve months due to ongoing activities with various taxing jurisdictions that the Company expects may give rise to settlements or the expiration of statute of limitations. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.
The Company is subject to examination by federal and state taxing authorities. Periods subsequent to December 31, 2009, are open for audit by the IRS. The SHUSA consolidated return, of which the Company is a part through December 31, 2011, is currently under IRS examination for 2010. Periods subsequent to December 31, 2008, are open for audit by various state taxing authorities.

11.	Commitments and Contingencies

The Company entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $9,651, $5,627 and $4,934 during 2014, 2013 and 2012, respectively. The remaining obligation under lease commitments at December 31, 2014 are as follows:

2015	$9,823
2016	10,030
2017	9,341
2018	7,196
2019	7,382
Thereafter	49,627
$93,399

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of December 31, 2014, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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
The Company committed to purchase certain new advances on unsecured revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending on April 2020 and renewing through April 2022 at the retailer's option. As of December 31, 2014 and 2013, the Company was obligated to purchase $7,706 and $4,518, respectively, in receivables that had been originated by the retailer but not yet purchased by SCUSA. The Company also may be required to make a profit-sharing payment to the retailer each month.
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
The Company is obligated to make purchase price holdback payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SCUSA also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer’s established credit limit.
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
The Company also provides SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's consolidated balance sheets. In January 2015, the Company additionally agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement since September 24, 2014 for which SBNA and the Company had differing residual value expectations at lease inception.
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. Adjustments for the years ended December 31, 2014 and 2013 totaled a net upward adjustment of $399 and zero, respectively.
Under terms of agreements with a peer-to-peer unsecured lending platform company, the Company has committed to purchase, at a minimum, through July 2015, the lesser of $30,000 per month or 75% of the lending platform company’s aggregate "near-prime" (as that term is defined in the agreements) originations and, thereafter through July 2017, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate near-prime originations. This commitment can be reduced or canceled with 90 day’s notice.

Legal Proceedings

Periodically, the Company is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York. On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the initial public offering. Each lawsuit was brought by a purported stockholder of the Company seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the initial public offering. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning the Company’s auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief. On February 17, 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice.
Further, the Company is party to or are otherwise involved periodically in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the Department of Justice (“DOJ”), the Securities and Exchange Commission ("Commission"), the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the Commission requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation.

On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (“SCRA”).  The consent order requires SCUSA to pay a civil fine in the amount of $55, as well as at least $9,360 to affected service members consisting of $10 plus compensation for any lost equity (with interest) for each repossession by SCUSA and $5 for each instance where SCUSA sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires the Company to undertake additional remedial measures. (dollar amounts in thousands)

The Company does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

12.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Line of credit agreement with Santander - New York Branch	$92,209	$62,845	$15,152
Line of credit agreement with SHUSA	4,299	—	—
Letter of credit facility with Santander - New York Branch	507	526	238

Accrued interest for affiliate lines/letters of credit at December 31, 2014, 2013 and 2012, were comprised as follows:

	December 31, 2014	December 31, 2013
Line of credit agreement with Santander - New York Branch	$7,750	$11,435
Line of credit agreement with SHUSA	242	—
Letter of credit facility with Santander - New York Branch	128	128
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $16,330,771 and $10,461,378 at December 31, 2014 and 2013, respectively (Note 8). Interest expense on these agreements includes amounts totaling $44,366, $29,698 and $54,361 for the years ended December 31, 2014, 2013 and 2012, respectively.
For the years ended December 31, 2014 and 2013, the Company sold $18,227 and $222,384, respectively, of receivables from dealers to SBNA for a net gain of $347 and $819, respectively. As of December 31, 2013, the Company had an agreement with SBNA whereby the Company provided SBNA with the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elected, to provide the proposed financing. The Company provided servicing on all loans originated under this arrangement and was eligible to receive a servicer performance payment based on performance of the serviced loans. As of December 31, 2013, the Company serviced $202,494 of loans that had been originated under this arrangement. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $4,289 and $822 for the years ended December 31, 2014 and 2013, respectively, and the Company received $4,610 and $165 for the years ended December 31, 2014 and 2013, respectively, in servicer performance payments.
Other information on the dealer loan portfolio serviced for SBNA as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Total serviced portfolio	$—	$513,684
Cash collections due to owner	—	6,941
Loan fundings due from owner	—	2,950
Servicing fees receivable	—	817
Relationship management fees receivable	450	—
Servicing fees payable	28	—
Effective October 1, 2014, the origination and servicing agreements were terminated and replaced with revised agreements requiring SCUSA to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and requiring SBNA to pay SCUSA a Relationship Management Fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. These agreements also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SCUSA, from SCUSA to SBNA, and required SBNA to pay SCUSA a one-time fee of $607 related to the transfer of servicing. Servicing fee expense under this new agreement totaled $80 for the year ended December 31, 2014.
The Company received a $9,000 referral fee in June 2013 in connection with the original arrangement and was amortizing the fee into income over the ten-year term of agreement. The remaining balance of the referral fee SBNA paid to SCUSA in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements, and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of December 31, 2014 and 2013, the unamortized fee balance was $7,650 and $8,550, respectively. The Company recognized $900 and $450 of income related to the referral fee for the years ended December 31, 2014 and 2013, respectively.

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $9,990, $14,775, and $29,270 for the year ended December 31, 2014, 2013, and 2012 respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Total serviced portfolio	$896,300	$1,175,566
Cash collections due to owner	21,415	32,831
Servicing fees receivable (refundable)	2,171	(3,163)
During 2014, the Company entered into a flow agreement with SBNA whereby SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and receives an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays Chrysler on behalf of SBNA for residual gains and losses on the flowed leases. As of December 31, 2014, the Company had $1,694 due from SBNA for amounts paid to Chrysler.

On June 27, 2014, the Company executed a bulk sale of Chrysler Capital leases with a depreciated net capitalized cost of $369,114 and a net book value of $317,275 in Chrysler Capital leases to SBNA. This sale was effected through the transfer of a SUBI in SCUSA’s titling trust. Proceeds from the sale were $322,851, for a total gain of $4,570. SCUSA retained servicing on the sold leases.
Origination and servicing fee income recognized on leases originated and serviced for SBNA totaled $24,478 and $3,041, respectively, for the year ended December 31, 2014. Other information on the consumer vehicle lease portfolio serviced for SBNA as of December 31, 2014 is as follows:

Total serviced portfolio	$1,989,967
Cash collections due to owner	1
Lease fundings due from owner	3,365
Origination and servicing fees receivable	10,345

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SCUSA indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At time of the agreement, SCUSA established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SCUSA, in the case of payments and sale proceeds. As of December 31, 2014 the balance in the collateral account was $44,805.
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of data processing, communications and other expenses, totaled $135, $152 and $148 for the year ended December 31, 2014, 2013 and 2012.
During the years ended December 31, 2014 and 2013, the Company originated $17,357 and $139, respectively, in unsecured revolving loans under terms of a Master Service Agreement ("MSA") with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SCUSA to review credit applications of retail store customers.
The Company paid expenses totaling $37, $499 and $156 for the years ended December 31, 2014, 2013, and 2012 on behalf of the former managing member of the investment partnerships described in Note 9. The former managing member was an investor in Auto Finance Holdings.

The Company paid certain expenses incurred by the Company's Chairman and CEO in the operation of a private plane in which he owns a partial interest when used for SCUSA business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate. For the years ended, December 31, 2014, 2013, and 2012, the Company paid $577, $496, and $359, respectively, to Meregrass Company, Inc., the company managing the plane's operations, with an average rate of $5.8 dollars per hour.

The following members of management have a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters: Chairman and CEO, President and Chief Financial Officer, and a member of the Board of Directors who is also a Santander employee. Per the rental agreement, the Company was not required to pay base rent until February 2015. Future minimum lease payments for the 12 year term of the lease total $83,555.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest	$541,705	$417,128	$383,400
Income taxes	$278,210	$465,828	$660,232
Noncash investing and financing transactions:
Transfers of retail installment contracts to repossessed vehicles	$1,445,575	$992,325	$841,058
Acquisition of noncontrolling interests	—	$38,111	$—

14.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

1,406,204 employee stock option awards are excluded from the calculation of earnings per share for the year ended December 31, 2014, as the effect would be anti-dilutive.

	Year Ended December 31,
	2014	2013	2012
Earnings per common share
Net income attributable to SCUSA shareholders	$766,349	$697,491	$715,003
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	348,139	346,172	346,165
Weighted average number of participating restricted common shares outstanding (in thousands)	584	6	—
Weighted average number of common shares outstanding (in thousands)	348,723	346,178	346,165
Earnings per common share	$2.20	$2.01	$2.07
Earnings per common share - assuming dilution
Net income attributable to SCUSA shareholders	$766,349	$697,491	$715,003
Weighted average number of common shares outstanding (in thousands)	348,723	346,178	346,165
Effect of employee stock-based awards (in thousands)	6,999	—	—
Weighted average number of common shares outstanding - assuming dilution (in thousands)	355,722	346,178	346,165
Earnings per common share - assuming dilution	$2.15	$2.01	$2.07

15.	Fair Value of Financial Instruments
Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value as follows:
Level 1 inputs are quoted prices in active markets for identical assets or liabilities that can be accessed as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3 inputs are those that are unobservable for the asset or liability and are used to measure fair value to the extent relevant observable inputs are not available.
Fair value estimates, methods, and assumptions are as follows:

		December 31, 2014		December 31, 2013
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$33,157	$33,157	$10,531	$10,531
Receivables held for sale (b)	2	46,585	46,585	82,503	83,344
Retail installment contracts held for investment, net (c)	3	21,954,445	23,337,511	20,219,609	21,465,236
Unsecured consumer loans, net (d)	3	1,779,777	2,054,911	954,189	1,187,286
Receivables from dealers held for investment (e)	3	99,490	99,490	94,745	94,745
Restricted cash (a)	1	1,920,857	1,920,857	1,563,613	1,563,613
Capital lease receivables, net (f)	3	81,839	84,425	—	—
Notes payable — credit facilities (g)	3	10,092,327	10,092,327	8,099,773	8,099,773
Notes payable — secured structured financings (h)	2	17,718,974	17,810,062	15,195,887	15,565,013

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

(c)
Retail installment contracts held for investment — Retail installment contracts held for investment are carried at amortized cost, net of credit loss allowance. The estimated fair value is calculated based on estimated market rates for similar contracts with similar credit risks.

(d)
Unsecured consumer loans, net — Unsecured consumer loans are carried at amortized cost, net of credit loss allowance. The estimated fair value is calculated based on estimated market rates for similar loans with similar credit risks.

(e)
Receivables from dealers, held for investment, net — Receivables from dealers held for investment are carried at amortized cost, net of credit loss allowance. The estimated fair value is calculated based on estimated market rates for similar receivables with similar credit risks.

(f)
Capital lease receivables, net — Capital lease receivables are carried at amortized cost, net of the allowance for lease losses. The estimated fair value is calculated based on estimated market rates for similar contracts with similar credit risks.

(g)
Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

(h)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market quotes for the Company’s publicly traded debt and estimated market rates currently available from recent transactions involving similar debt with similar credit risks.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$49,762	$—	$49,762	$—
Other assets — cash flow hedging interest rate swaps (a)	7,619	—	7,619	—
Other assets — trading interest rate swaps (a)	535	—	535	—
Other liabilities — trading options for interest rate caps (a)	49,806	—	49,806	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,792	—	3,792	—
Other liabilities — trading interest rate swaps (a)	12,710	—	12,710	—
Other liabilities - total return swap (b)	1,736	—	1,736	—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$28,274	$—	$28,274	$—
Other assets — cash flow hedging interest rate swaps (a)	1,601	—	1,601	—
Other liabilities — trading options for interest rate caps (a)	28,389	—	28,389	—
Other liabilities — cash flow hedging interest rate swaps (a)	7,287	—	7,287	—
Other liabilities — trading interest rate swaps (a)	31,360	—	31,360	—

(a)
The valuation of swaps and caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting pthe fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 8).

(b)	The total return swap is valued based on the estimated market value of the underlying bonds pledged to the associated credit facility.
No amounts were transferred in or out of Level 3 during 2014 or 2013.
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2014 and 2013, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — repossessed vehicles	$134,926	$—	$134,926	$—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — repossessed vehicles	$129,323	$—	$129,323	$—

The Company estimates the fair value of its repossessed vehicles using historical auction rates and current market levels of used car prices.

16.	Employee Benefit Plans
SCUSA Compensation Plans — Beginning in 2012, the Company granted stock options to certain executives, other employees, and independent directors under its 2011 Management Equity Plan (the “Plan”). The Plan is administered by the Board of Directors (the Board) and enables the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), or 8.5% of the equity invested in the Company as of December 31, 2011. In December 2013, the Board established the Omnibus Incentive Plan, which enables the Company to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of the Company’s common stock up to a total of 5,192,640 common shares.
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
On December 28, 2013, the Board approved certain changes to the Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also on December 28, 2013, the Company granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $2,471 recorded for the year ended December 31, 2014.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the initial public offering. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845. Also in connection with the IPO, the Company granted additional stock options under the Plan to certain executives, other employees, and an independent director with an estimated compensation costs of $10,216, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the year ended December 31, 2014 to employees and independent directors; the estimated compensation costs associated with these additional grants is $2,545.

A summary of the Company’s stock options and related activity as of and for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	23,910,062	$9.81	8.0	$267,634
Granted	1,731,329	23.50
Exercised	(3,109,281)	9.61		44,863
Expired	—	—
Forfeited	(1,174,199)	12.02
Options outstanding at December 31, 2014	21,357,911	10.82	7.2	$187,637
Options exercisable at December 31, 2014	16,870,180	10.20	7.0	$158,770
Options expected to vest at December 31, 2014	3,834,783	14.95	7.8

A summary of the status and changes of the Company's nonvested stock option shares as of and for the year ended December 31, 2014, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	14,451,593	$5.98
Granted	1,731,329	7.99
Vested	(10,520,992)	5.95
Forfeited	(1,174,199)	6.40
Non-vested at December 31, 2014	4,487,731	$6.72

At December 31, 2014, total unrecognized compensation expense for non-vested stock options granted was $22,763, which is expected to be recognized over a weighted-average period of 2.3 years.
The following summarizes the assumptions used for estimating the fair value of stock options granted under the Management Equity Plan to employees for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
Assumption
Risk-free interest rate	1.94% - 2.12%	1.08% - 1.11%	0.88% - 1.28%
Expected life (in years)	6.0 - 6.5	6.5	6.5
Expected volatility	49% - 51%	50%	66%-67%
Dividend yield	2.3% - 4.2%	0.38%	1.92%
Weighted average grant date fair value	$7.54 - $8.38	$6.56 - $7.46	$5.56 - $6.06

Santander Stock-Based Compensation Plan— Santander has established a stock-based compensation
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

The Company recognized compensation expense related to this plan totaling zero, $187 and $608, during the years ended December 31, 2014, 2013 and 2012, respectively.

Defined Contribution Plan— The Company sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their base salary, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their base salary, with matching contributions of 100% of employee contributions. The total amount contributed by the
Company in 2014, 2013 and 2012, was $7,923, $5,867 and $4,607, respectively.

17.	Shareholders' Equity
Treasury Stock
The Company has 52,141 and 3,154 shares of treasury stock outstanding with a cost of $983 and $23 as of December 31, 2014 and December 31, 2013, respectively. Prior to the IPO, the Company repurchased the shares as a result of an employee leaving the Company. Additionally, certain shares of restricted stock held by executive officers were withheld for tax. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2014, 2013 and 2012 is as follows:

	Unrealized gains (losses) on cash flow hedges (a)	Unrealized gains (losses) on investments available for sale (a)	Total
Balance - January 1, 2012	$(19,687)	$8,191	$(11,496)
Other comprehensive income (loss) before reclassifications	(9,259)	(6,319)	(15,578)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	16,530	1,380	17,910
Balance - December 31, 2012	(12,416)	3,252	(9,164)
Other comprehensive income (loss) before reclassifications	(2,761)	(2,490)	(5,251)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	12,324	(762)	11,562
Balance - December 31, 2013	(2,853)	—	(2,853)
Other comprehensive income (loss) before reclassifications	(14,636)	—	(14,636)
Amounts reclassified out of accumulated other comprehensive income (loss) (b)	21,042	—	21,042
Balance - December 31, 2014	$3,553	$—	$3,553

(a)	Amounts in this table are net of tax

(b)	Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$33,235	Interest expense	$19,526	Interest expense
Tax expense (benefit)	(12,193)		(7,202)
Net of tax	$21,042		$12,324
Investments available for sale:
Discount accretion	$—		$(1,208)	Interest expense
Tax expense (benefit)	—		446
Net of tax	$—		$(762)
Dividend Restrictions
On March 26, 2014, the Federal Reserve Bank of Boston ("FRB") informed SHUSA that, based on qualitative concerns, the FRB objected to the capital plan SHUSA had previously submitted. The FRB's objection resulted in, among other consequences, the Company's inability to pay dividends until such time as SHUSA has submitted to the FRB a revised capital plan and the FRB issues a written non-objection to such plan or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company. Additionally, SHUSA is prohibited by a written agreement with the FRB from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of the FRB. SHUSA submitted a revised capital plan to the FRB in January 2015. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.

18.	Quarterly Financial Data (unaudited)
The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Total finance and other interest income	$1,287,702	$1,383,260	$1,443,488	$1,455,210
Net finance and other interest income	1,043,187	1,075,811	1,113,956	1,073,267
Income before income taxes	129,507	390,124	281,766	408,591
Net income	81,466	246,481	191,369	247,033
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$81,466	$246,481	$191,369	$247,033
Net income per common share (basic)	$0.23	$0.71	$0.55	$0.71
Net income per common share (diluted)	$0.23	$0.69	$0.54	$0.69

Year ended December 31, 2013
Total finance and other interest income	$814,592	$912,561	$1,062,620	$1,144,248
Net finance and other interest income	731,595	818,057	900,546	953,495
Income before income taxes	441,657	285,193	177,307	180,931
Net income	288,859	181,064	$111,821	$113,926
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$290,402	$181,918	$111,245	$113,926
Net income per common share (basic)	$0.84	$0.53	$0.32	$0.33
Net income per common share (diluted)	$0.84	$0.53	$0.32	$0.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2015 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2015 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2015 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2015 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2015 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein:

Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3. See the Exhibit Index immediately following the signatures page of this Annual Report on Form 10-K.

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
Name: Thomas G. Dundon
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas G. Dundon	Chairman and Chief Executive Officer	March 2, 2015
Thomas G. Dundon	(Principal Executive Officer)
/s/ Jason Kulas	President and Chief Financial Officer	March 2, 2015
Jason Kulas	(Principal Financial and Accounting Officer)
/s/ Gonzalo de Las Heras	Director	March 2, 2015
Gonzalo de Las Heras
/s/ Alberto Sanchez	Director	March 2, 2015
Alberto Sanchez
/s/ Roman Blanco	Director	March 2, 2015
Roman Blanco
/s/ Stephen A. Ferriss	Director	March 2, 2015
Stephen A. Ferriss
/s/ Matthew Kabaker	Director	March 2, 2015
Matthew Kabaker
/s/ Tagar Olson	Director	March 2, 2015
Tagar Olson
/s/ Javier San Felix	Director	March 2, 2015
Javier San Felix
/s/ Jerry Plush	Director	March 2, 2015
Jerry Plush
/s/ Heidi Ueberroth	Director	March 2, 2015
Heidi Ueberroth
/s/ John H. Corston	Director	March 2, 2015
John H. Corston
/s/ William P. Hendry	Director	March 2, 2015
William P. Hendry
/s/ Wolfgang Schoellkopf	Director	March 2, 2015
Wolfgang Schoellkopf

Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2014, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and SCUSA Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Santander Consumer USA Holdings Inc.’s Amendment No. 6 to the Registration Statement on Form S-1 filed on January 17, 2014, File No. 333-189807)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)
3.2	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on January 7, 2014, File No. 333-189807)
4.2
Form of Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)

4.3
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Eldridge Burns (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.4
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Matt Fitzgerald (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.5
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and James Fugitt (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.6
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Jason Grubb (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.7
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Rich Morrin (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.8
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Michelle Whatley (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.9
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Steve Zemaitis (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.10
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Jason Kulas (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.11
Form of Shareholders Agreement between Santander Consumer USA Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A filed on December 31, 2013, File No. 333-189807) #

4.12
Santander Consumer USA Holdings Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis. Santander Consumer USA Holdings Inc. agrees to furnish copies to the SEC on request.

4.13
Form of Amendment No. 1 to Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc., Santander Consumer USA Holdings Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807) #

10.1
Investment Agreement, by and between Santander Consumer USA Inc. and Dundon DFS LLC, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.1 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012)

10.2
Investment agreement, by and among Santander Consumer USA Inc., Santander Holdings USA, Inc. and Sponsor Auto Financing Holdings Series LP, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.2 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012)

10.3
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Eldridge A. Burns (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.4
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason W. Grubb (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.5
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason A. Kulas (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.6
Confidential Employment Agreement, dated August 24, 2011, by and between Santander Consumer USA Inc. and Richard Morrin (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 7, 2013, File No. 333-189807) #

10.7
Amended and Restated Employment Agreement, executed as of December 31, 2011, by and among Santander Consumer USA Inc., Banco Santander, S.A. and Thomas G. Dundon (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on July 7, 2013, File No. 333-189807) #

10.8	Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on July 7, 2013, File No. 333-189807) #
10.9
Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on July 7, 2013, File No. 333-189807) #

10.10
Master Private Label Financing Agreement, dated as of February 6,2013, by and between Santander Consumer USA Inc. and Chrysler Group LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A on November 22, 2013, File No. 333-189807) †

10.11	Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #
10.12
Form of Restricted Stock Award Agreement (for Management) under the Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.13
Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.14
Form of Amendment No.1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan with each of Thomas G. Dundon, Jason A. Kulas, and Jason W. Grubb (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.15
Form of Amendment No. 1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (Optionees other than Thomas G. Dundon, and Jason W, Grubb) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.16
Santander Consumer USA Holdings Inc. Senior Executive Annual Bonus Plan (incorporated by reference on Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A on January 17, 2014, File No. 333-189807) #

10.17
Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.18
Form of Time- and Performance-based Option Award Agreement (Series 3) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.19
Form of Time-Based Option Agreement (Series 2) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.20	Form of Restricted Stock Unit Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan #*
10.21	Form of Long-Term Cash Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan #*
10.22	Form of Nonqualified Stock Option Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan#*
21.1	Subsidiaries of Santander Consumer USA Holdings Inc. *
23.1	Consent of Deloitte & Touche LLP*
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Furnished herewith.