Form 10-K/A
period 2014-12-31
Santander Consumer USA Holdings Inc.
filed 2015-04-29
CIK 1580608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2015
Common Stock ($0.01 par value)	349,987,627 shares

i

SANTANDER CONSUMER USA HOLDINGS INC.

FORM 10-K/A

EXPLANATORY NOTE

Santander Consumer USA Holdings Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K has been deleted in this Amendment No. 1.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Thomas G. Dundon

As one of our founding partners, Mr. Dundon, age 43, was named President in May 2005 and served in that position until November 2013. He became President and Chief Executive Officer in December 2006, and since such time he has served as a member of our board of directors. Mr. Dundon was appointed as the chairman of our board of directors on December 28, 2013 and also serves as chairman of our Executive Committee. Mr. Dundon is also a director of Santander Holdings USA, Inc., our majority shareholder (“SHUSA”) and of the nonprofit Santander Consumer USA Inc. Foundation. Mr. Dundon holds a bachelor’s degree in economics from Southern Methodist University.

Gonzalo de Las Heras

Mr. de Las Heras, age 75, served as our Chairman from December 2006 until December 28, 2013, when he became our Honorary Chairman. Mr. de Las Heras has been a director of SHUSA and Santander Bank N.A. (“SBNA”), a wholly owned subsidiary of SHUSA, since October 2006. Mr. de Las Heras joined Santander in 1990 and most recently served as Executive Vice President supervising Santander business in the United States until 2009, when he retired. Mr. de Las Heras is also the Chairman of Santander Bancorp, Puerto Rico, Banco Santander International, Miami, Santander Trust & Bank (Bahamas) Limited, and Banco Santander (Suisse). Prior to joining Santander, Mr. de Las Heras held various positions at JP Morgan, most recently as Senior Vice President and Managing Director heading its Latin American division. He served as a director of First Fidelity Bancorporation until its merger with First Union. From 1993 to 1997, Mr. de Las Heras served on the New York State Banking Board. He is a director and past chairman of the Foreign Policy Association and a Trustee and past chairman of the Institute of International Bankers. Mr. de Las Heras has a law degree from the University of Madrid and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California.

Alberto Sánchez

Mr. Sánchez, age 51, has served as a director since December 2006 and also serves as a member of our Board Enterprise Risk Committee (“BERC”) and our Executive Committee. Mr. Sánchez has served as a director of SHUSA and SBNA since January 2009, when they were Sovereign Bancorp and Sovereign Bank, respectively. Mr. Sánchez is the Head of Strategy and Specialty Finance of the U.S. for Banco Santander. Since 1997, Mr. Sánchez has held the following positions within the Santander organization: Head of Equity Research, Head of Latin American Equities, and Head of Spanish Equities and Macroeconomics Research. Previously he was a Senior Managing Director at Bear Stearns (now JP Morgan) and a Managing Director at Deutsche Bank. Mr. Sánchez serves as a director and Vice Chairman of Santander Consumer USA Inc. He also serves as a Board Member of the Greenwich Village Orchestra, the Concert Artists Guild, the Brooklyn Academy of Music and the President’s Council of the Development and University Relations Department of Fordham University. Mr. Sánchez holds a master’s of International Political Economy & Development from Fordham University and a law degree from the Universidad Complutense de Madrid.

Roman Blanco

Mr. Blanco, age 50, has served as a director since November 2013 and also serves as a member of our Compensation Committee. He is President and Chief Executive Officer of SBNA, and a member of the SHUSA Executive Management Committee. He served as President and Chief Executive Officer of SHUSA from 2013 until March 2015 and was an executive at Banco Santander Brazil from 2004 to 2007, Santander’s country head in Colombia from 2007 to 2012, and head of Santander Puerto Rico from 2012 to 2013. Prior to joining Santander, he worked for consulting firm McKinsey & Co. for thirteen years, most recently as a senior partner specializing in the financial sector. He holds a civil engineering degree and a master’s degree in business administration from Carnegie Mellon University.

Stephen A. Ferriss

Mr. Ferriss, age 69, was appointed a director in November 2013 and also serves as the chairman of our Audit Committee and Compensation Committee. He has served as a director of SHUSA and SBNA since 2012 and serves as the chairman of the SHUSA and SBNA Audit Committees and as a member of the SHUSA and SBNA Board Enterprise Risk Management Committees. He is also a member of SHUSA’s Board Capital and Regulatory Oversight Committees and of SBNA’s Bank Secrecy Act/Anti-Money Laundering Oversight Committee. He is the senior independent director and chairman of the Nominations Committee for Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange. He also has served as a Board member of Iberchem in Madrid, Spain since 2007, and previously served as a Board member of Santander Bancorp and Banco Santander Puerto Rico from 2002 to 2010 and as a member of the Audit Committee of those companies from 2004 to 2010. He previously served as President and Chief Executive Officer of Santander Investment Securities Inc. from 1999 to 2002 and held various roles at Bankers Trust (now Deutsche Bank Alex. Brown), including managing director and partner of the Bankers Trust Global Investment Bank in London and New York. Mr. Ferriss has a B.A. from Columbia College and an M.I.A. from Columbia University School of International Affairs.

Matthew Kabaker

Mr. Kabaker, age 38, has served as a director since January 2012 and also serves on our BERC and Executive Committee. He joined Centerbridge Partners, L.P. in 2011 and focuses on investments in financial services, institutions and assets in the United States and Europe. Mr. Kabaker also currently serves as a director of Focus Financial LLC. Prior to joining Centerbridge Partners L.P., Mr. Kabaker was a Senior Advisor to Treasury Secretary Timothy Geithner and the Deputy Assistant Secretary for Capital Markets at the U.S. Treasury Department in Washington, D.C. Prior to joining the U.S. Treasury Department in 2008, Mr. Kabaker was a Managing Director at Blackstone where he worked in the firm’s private equity business in New York and London for over 10 years. While at Blackstone, Mr. Kabaker focused on investments in the financial services and retail sectors. He also serves on the Board of Directors of Aktua Soluciones Financieras, S.L. Mr. Kabaker earned a B.A. in Philosophy, Politics, and Economics from the University of Pennsylvania.

Tagar C. Olson

Mr. Olson, age 37, has served as a director since January 2012. Mr. Olson is a Member of the general partner of KKR & Co. L.P. (NYSE: KKR), the parent company of Kohlberg Kravis Roberts & Co. L.P., where he is head of KKR’s financial services industry team. Mr. Olson also serves as a director of Alliant Insurance Services, First Data Corporation, Sedgwick, Inc., and Visant Corp. He serves as an observer on the board of directors of WMI Holdings Corp. and is involved with KKR’s investment in Nephila Capital Ltd. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. in its private equity and mergers and acquisition practices. He graduated summa cum laude from the University of Pennsylvania’s Management and Technology dual-degree program, where he received his B.S.E. from The Wharton School and his B.A.S. from the School of Engineering and Applied Science.

Javier San Felix

Mr. San Felix, age 47, has served as a director since 2013, and from 2006 until 2012. Mr. San Felix has been a Senior Executive Vice President of Santander in charge of the Retail and Commercial Banking business since May 2013. Prior to serving as a director, he was the Chief Executive Officer of Banesto from May 2012 until its merger into Santander. From 2008 to 2012, Mr. San Felix was Senior Executive Vice President of Santander Consumer Finance, responsible for Non-Euro Markets including the United States. He served in various other roles for Santander Consumer Finance from 2004 to 2008, and previously was a senior partner with McKinsey & Company. Mr. San Felix has a degree in business administration from Universidad Pontificia Comillas and a master’s degree in business administration from the University of California, Los Angeles.

Gerald P. Plush

Mr. Plush, age 56, has served as director since April 2014 and also serves as a member of our Nominating and Governance Committee and Executive Committee. Also, since April 2014, Mr. Plush has served as the Chief Financial Officer of SHUSA, where he is also a member of the SHUSA executive management committee. From December 2011 to September 2013, Mr. Plush was a member of the board of directors and President and Chief Operating Officer of Webster Bank, where he had previously served as Chief Financial Officer and Chief Risk Officer. Before joining Webster Bank, he also served in various roles at MBNA Corporation from 1995 to 2006, most recently as senior executive vice president and managing director for corporate development. Mr. Plush has a B.S. in accounting from St. Joseph’s University in Philadelphia, Pennsylvania and is a Certified Public Accountant and Certified Management Accountant.

Heidi Ueberroth

Ms. Ueberroth, age 49, has served as director since April 2014 and serves as the chairman of our Nominating and Governance Committee and as a member of our Compensation Committee. Ms. Ueberroth served as an executive officer with National Basketball Association, most recently as president of NBA International, from 1994 to December 2013. She currently serves as a director of the Pebble Beach Company and of the Monterey Peninsula Foundation and as a trustee of the Cancer Research Institute. Previously, she served on the board of directors of NBA China from 2008 through December 2013 and on the board of directors of Quiksilver from 2006 to 2008. Ms. Ueberroth holds a B.A. from Vanderbilt University in 1987.

John Corston

Mr. Corston, age 59, has served as director and as chairman of our BERC since July 2014. He has served as the Chief Risk Officer of SHUSA since July 2014. Previously, Mr. Corston was a director with Deloitte & Touche LLP (“Deloitte”) within its Governance, Regulatory & Risk Strategies practice. Prior to joining Deloitte, Mr. Corston served with the Federal Deposit Insurance Corporation (“FDIC”) as Associate Director within the Office of Complex Financial Institutions, where he was responsible for bank holding companies and insured institutions with total assets greater than $100 billion. Mr. Corston also was a member of the Financial Stability Oversight Council (“FSOC”) Steering Committee and served as the FDIC representative on the Institutions Subcommittee. Mr. Corston attended San Francisco University, where he graduated with a degree in business management, and also attended Boston College, where he obtained a master’s degree in business administration. Mr. Corston is also a certified public accountant in the Commonwealth of Massachusetts and the District of Columbia.

William P. Hendry

Mr. Hendry, age 65, has served as director and a member of our Audit Committee since July 2014. He has more than 30 years of experience in the banking industry and headed Bank of Scotland’s operations in the United States before it was acquired in 2009 by Lloyds Banking Group. Mr. Hendry launched W.P. Hendry and Associates in February 2009, a bank consulting firm that handles complex business and lending issues. Mr. Hendry has held senior banking positions in Scotland, Northern Ireland, Canada, the Middle East, Africa and the United States. He also has extensive experience in mergers and acquisitions, most notably at Drive Financial Services (a predecessor of ours), where he led HBOS plc’s investment analysis group in 2000, and was chairman of the board until we were sold to Santander in 2006. Mr. Hendry is also a non-executive director and chairman of the audit committee of Carlyle GMS Finance and of NF Investment Corp, a Carlyle-related company. Mr. Hendry also served as a director of FirstCity since August 2010, and as chairman since August 2011. In July 2013, Mr. Hendry became Managing Director of Promethean Investments UK. Mr. Hendry holds a master’s degree in business administration from the University of Strathclyde and completed an advanced management program at Harvard Business School. He is a Fellow of the Institute of Bankers in Scotland and a Fellow of the Institute of Canadian Bankers.

Wolfgang Schoellkopf

Mr. Schoellkopf, age 82, has served as director since January 2015 and also serves on our Audit Committee. He has had numerous leadership roles in the finance and banking industry, including service on boards of directors and audit committees. He has served on the boards of directors of SHUSA and of SBNA since 2009. Mr. Schoellkopf currently serves as Chairman of the Board Enterprise Risk Committees and a member of the Executive, Compensation, Capital and Audit Committees of SHUSA’s and SBNA’s boards, and a member of the Bank Secrecy Act/Anti-Money Laundering Oversight Committee and the Oversight Committee of SBNA’s board. From 2004 to 2009, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. He previously served as General Manager of Bank Austria Group’s U.S. operations from 2000 to 2002; as Vice Chairman and Chief Financial Officer of First Fidelity Bank N.A. from 1990 to 1996; and as an officer of Chase Manhattan Bank from 1963 to 1988, most recently, as Executive Vice President and Treasurer. From 1997 to June 2014, Mr. Schoellkopf served as a director of Sallie Mae Corporation, including service as its Lead Independent Director and as Chairman of its Compensation Committee. Since 2010, he has served on the Board of The Bank of N.T. Butterfield & Sons, Ltd. in Bermuda. Mr. Schoellkopf studied economics at the University of California, Berkeley, the University of Munich and Cornell University and lectured in economics at Cornell University and Princeton University.

EXECUTIVE OFFICERS

Thomas G. Dundon, Chairman and Chief Executive Officer

As one of our founding partners, Mr. Dundon was named President in May 2005 and served in that position until November 2013. He became President and Chief Executive Officer in December 2006, and since such time he has served as a member of our board of directors. Mr. Dundon was appointed as the Chairman of our board of directors on December 28, 2013. Mr. Dundon is also a director of SHUSA and of the nonprofit Santander Consumer USA Inc. Foundation. Mr. Dundon holds a bachelor’s degree in economics from Southern Methodist University.

Jason A. Kulas, President and Chief Financial Officer

Mr. Kulas, age 44, has served as our President since November 2013 and our Chief Financial Officer since January 2007, joining us after serving as Managing Director in investment banking for JPMorgan Securities, Inc., where he was employed from 1995 to 2007. Mr. Kulas also worked as an analyst for Dun & Bradstreet and as an adjunct professor at Texas Christian University. Mr. Kulas served on our board of directors from 2007 to 2012 and currently serves as a member of the Board of the nonprofit Santander Consumer USA Inc. Foundation. Mr. Kulas holds a bachelor’s degree in chemistry from Southern Methodist University and a master’s degree in business administration from Texas Christian University.

Jason W. Grubb, Chief Operating Officer, Originations

Mr. Grubb, age 48, joined us in November 2004 as our Senior Vice President of Servicing and has served as our Chief Operating Officer from January 2007 to October 2014 and as our Chief Operating Officer, Originations since October 2014. Prior to joining us, Mr. Grubb held positions at WFS Financial, Nissan Motor Acceptance Corp, and Commercial Financial Services at which he was responsible for servicing. Mr. Grubb holds a bachelor’s degree in finance from Oklahoma State University and a master’s degree in business administration from Our Lady of the Lake University.

Brad Martin, Chief Operating Officer, Servicing

Mr. Martin, age 39, has served as our Chief Operating Officer, Servicing since October 2014 and prior to that served as our Executive Vice President of Business Operations since January 2011 and within our senior leadership team since 2005. Prior to entering the consumer finance industry in 2000, Mr. Martin served the United States as a Petty Officer in the United States Navy. Mr. Martin attended Dallas Baptist University.

Eldridge A. Burns, Jr., Chief Legal Officer and General Counsel

Mr. Burns, age 46, has served as our Chief Legal Officer and General Counsel since January 2007. Prior to joining us, Mr. Burns served as Vice President and Senior Corporate Counsel for Blockbuster, Inc., where he managed real estate, mergers and acquisitions, and general corporate transactions. Prior to joining Blockbuster, Mr. Burns was an associate at Vinson & Elkins LLP. Mr. Burns is a member of the Texas Bar and Dallas Bar Associations, and has served as a member of the steering committee for the Texas Minority Counsel Program. He currently serves as a member of the board of the nonprofit Santander Consumer USA Inc. Foundation. Mr. Burns holds a bachelor’s degree in business administration from Southern Methodist University and a J.D. from the University of Texas, School of Law.

James W. Fugitt, Chief Information Officer

Mr. Fugitt, age 42, has served as our Chief Information Officer since October 2011 and prior to that served as our Chief Technology Officer and Vice President of Application Development. Prior to joining us in 2002, Mr. Fugitt held various IT development and management positions at WorldNow, a new media company, and BSG Consulting, a technology consulting company. Mr. Fugitt holds a bachelor’s degree in electrical engineering from Columbia University.

R. Michele Rodgers, Chief Compliance Officer

Ms. Rodgers, age 44, has served as our Chief Compliance Officer since April 2012 and additionally served in the role of Chief Risk Officer from June 2013 to July 2014. Ms. Rodgers joined us in March 2005 and has previously served as Controller and head of the Project Management Office. Prior to joining us, Ms. Rodgers worked in the fields of finance and technology consulting. Ms. Rodgers holds a bachelor’s degree in accounting from the University of Alabama.

Michelle L. Whatley, Chief Human Resources Officer

Ms. Whatley, age 43, has served as our Chief Human Resource Officer since May 2013; prior to that she served as our EVP, Human Resources and Director of Human Resources Information Systems. Prior to joining us in June 2003, Ms. Whatley held various other human resources roles in both the technology and consumer industries. She currently serves as a member of the board of the nonprofit Santander Consumer USA Inc. Foundation. Ms. Whatley attended Midwestern State University, attained the Professional in Human Resources accreditation in 2002, and has been a member of the Society of Human Resources Management for over ten years.

Jennifer Popp, Deputy Chief Financial Officer

Ms. Popp, age 35, has served in the finance industry since 2001, and joined our team in July 2012. Prior to joining our executive team, she served as Vice President, Controller for Residential Credit Solutions, Inc., a residential mortgage servicer, and as a senior manager for KPMG LLP. Ms. Popp holds bachelor’s and master’s degrees in accounting from the University of Missouri, and is a Certified Public Accountant and Chartered Financial Analyst (CFA) charter holder.

Richard Morrin, Executive Vice President, New Business

Mr. Morrin, age 45, has served as our Executive Vice President of New Business since August 2011. Prior to joining us, Mr. Morrin held a variety of management positions in 21 years of combined service at Ally Financial and General Motors Acceptance Corp. Most recently, he managed the commercial lending operations for Ally automotive dealers in the United States and Canada. Mr. Morrin holds a bachelor’s degree in economics from the University of Pennsylvania and a master’s degree in business administration from the University of Virginia.

Peter Moenickheim, Chief Risk Officer

Mr. Moenickheim, age 50, joined us as our Chief Risk Officer in August 2014. Prior to joining us, he served as Chief Control Officer and Executive Director, Risk Management and Controls of JPMorgan Chase from 2009 to August 2014. From 2008 to 2009, Mr. Moenickheim also served as Chief Risk and Credit Officer of ThinkCash, and also served as Chief Risk and Credit Officer of Nationwide Bank, a subsidiary of Nationwide Insurance, from 2005 to 2008. Mr. Moenickheim holds an A.B. in Economics from Princeton University.

George F. Schmelzel, III, Executive Vice President, Personal Lending

Mr. Schmelzel, age 61, joined us as our Executive Vice President, Personal Lending in August 2014. Prior to joining us, Mr. Schmelzel served as the Chief Payments Officer for Dynamics Inc. from October 2013 to August, 2014. Before that, he served as SVP Director of Card Services at UMB Bank N.A. from 2006 to October, 2013. Mr. Schmelzel has over 35 years of experience in consumer financial services and has held executive positions at The Associates Corporation, Household International, First National Bank of Omaha and UMB Bank. Mr. Schmelzel holds a Bachelor Science degree in Business Administration/Marketing from California State University at Chico.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires our directors and executive officers and any persons who own more than 10% of our common stock to file reports with the SEC with respect to their ownership of common stock. Directors, executive officers and persons owning more than 10% of our common stock are required to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and any written representations from reporting persons that no other reports were required of those persons, we believe that during 2014 all such reports required to be filed by our directors and executive officers were filed, except for inadvertent failures to file with respect to purchases of common stock by each of Mr. Sanchez and Mr. Blanco in January 2014; an initial statement of beneficial ownership in April 2014 by Mr. Plush; and an initial statement of beneficial ownership in April 2014 by Ms. Ueberroth.

CODE OF CONDUCT AND ETHICS

We have adopted our Business Conduct Statement as our Code of Conduct and Ethics applicable to all officers, directors and employees. The Business Conduct Statement is publicly available on our web site at http://investors.santanderconsumerusa.com.

DIRECTOR NOMINATION PROCESS

The Stockholders Agreement, by and among SCUSA, SHUSA, Mr. Dundon, and certain other holders of SCUSA common stock, which we refer to as the Stockholders Agreement, provides SHUSA with special rights to nominate directors to our Board of Directors. See “Certain Relationships and Related Party Transactions—Stockholders Agreement” for further information. Pursuant to the Stockholders Agreement, because SHUSA currently holds a majority of SCUSA’s common stock, SHUSA is entitled to nominate a majority of our Board members. The Stockholders Agreement provides further that SHUSA may remove any director nominated by SHUSA with or without cause. In addition, SHUSA has the right to designate a replacement to fill a vacancy on our Board of Directors created by the departure of a director that was nominated by SHUSA, and we are required to take all action within our power to cause such vacancy to be filled by such designated replacement (including by promptly appointing such designee to the Board of Directors).

Also, pursuant to the Stockholders Agreement, Mr. Dundon has the right to serve on our Board so long as (i) he is the CEO of the Company or (ii) (a) he owns least 5% of our then-outstanding shares of common stock. (excluding shares acquired pursuant to any equity-based compensation plan) and (b) he has continued to comply with certain provisions of his employment agreement with the Company.

With respect to directors not nominated by SHUSA other than Mr. Dundon, the Board of Directors identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Board of Directors then identifies the desired skills and experience of a new nominee in light of the criteria described above. Current members of the Board of Directors are polled for suggestions as to individuals meeting the criteria described above. The Board of Directors may also engage in research to identify qualified individuals. In evaluating a director nominee, the Board of Directors considers the following factors:

•	our needs with respect to the particular talents and experience of our directors;

•	the nominee’s knowledge, skills and experience, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board of Directors;

•	whether the nominee is independent, as that term is defined under New York Stock Exchange listing standards;

•	the familiarity of the nominee with our industry;

•	the nominee’s experience in legal and regulatory affairs;

•	the nominee’s experience with accounting rules and practices; and

•	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board of Directors that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board of Directors will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees. The Board of Directors may also consider such other factors as it may deem in our best interests and the best interest of our stockholders. We also believe it may be appropriate for key members of our management to participate as members of the Board of Directors.

Subject to the rights of our majority stockholder and Mr. Dundon, stockholders may nominate candidates for election to the Board of Directors. In order to nominate a candidate for election to the Board of Directors, stockholders must follow the procedures set forth in our Bylaws, including timely receipt by the secretary of SCUSA of notice of the nomination and certain required disclosures with respect both to the nominating stockholder and the recommended director nominee. For complete description of the requirements and procedures for stockholder nominations, please refer to our Bylaws.

Directors may be elected by a plurality of votes cast at any meeting called for the election of directors at which a quorum is present. The presence of a majority of the holders of our Common Stock, whether in person or by proxy, constitutes a quorum. The Board of Directors did not receive any recommendations from stockholders (other than SHUSA) requesting that the Board of Directors consider a candidate for inclusion among the nominees in our proxy statement for our annual meeting. The absence of such a recommendation does not mean, however, that a recommendation would not have been considered had one been received.

AUDIT COMMITTEE

The members of our Audit Committee are Mr. Ferriss (Chairman), Mr. Hendry and Mr. Schoellkopf. The Audit Committee met ten times during 2014. Among other things, our Audit Committee:

•	Reviews financial reporting policies, procedures, and internal controls.

•	Administers the appointment, compensation, and oversight of the Company’s independent accounting firm.

•	Pre-approves audit, audit-related, and non-audit services to be performed by the Company’s independent accounting firm.

•	Reviews and approves or ratifies all related-party transactions in accordance with the Company’s policies and procedures with respect to the Company’s Related Person Transactions Policy.

•	Oversees the Company’s internal audit function including approval of the annual internal audit plan and reviews appointment of, and the performance of, the Chief Internal Audit Officer.

•	Reviews risk management policies and procedures, as well as policies, processes, and procedures regarding compliance with applicable laws and regulations, as well as our Supplemental Statement of Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers.

The Board has determined that each of the members is “independent” as defined by Section 10A(m)(3) of the Exchange Act, Rule 10A-3 under the Exchange Act, and the NYSE Listed Company Rules. The Board has also determined that each of the members is “financially literate” as required by Section 303A.07 of the NYSE Listed Company Rules and an “audit committee financial expert” as defined in the SEC’s rules.

ITEM 11.	Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who are included in the Summary Compensation Table, who we collectively refer to as our “named executive officers” or “NEOs” and focuses on the information contained in the following tables and related footnotes primarily for the fiscal year ended December 31, 2014.

For the fiscal year ended December 31, 2014, our named executive officers were:

•	Thomas G. Dundon, our Chairman and Chief Executive Officer;

•	Jason A. Kulas, our President and Chief Financial Officer;

•	Jason W. Grubb, our Chief Operating Officer, Originations;

•	Eldridge A. Burns, Jr., our Chief Legal Officer; and

•	Brad Martin, our Chief Operating Officer, Servicing.

In addition, this Compensation Discussion and Analysis explains the overall objectives of our executive compensation program, how each element of our executive compensation program is designed to satisfy these objectives, and the policies underlying our 2014 compensation program.

We design our executive compensation program to be consistent with best practices, support our businesses in achieving their key goals and imperatives, and drive stockholder value. We believe that our pay programs, which are intended to comply with directives from our regulators, are governed by a set of sound principles.

Philosophy and Objectives of Our Executive Compensation Program. The fundamental principles that we follow in designing and implementing compensation programs for the NEOs are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long-term business objectives;

•	link pay to performance;

•	align, to an appropriate extent, the interests of management with those of our stockholders; and

•	support our core values, strategic mission, and vision.

We aim to provide a total compensation package that is comparable to that of other financial institutions in the geographic area in which the NEOs are located, taking into account publicly available information considered by our Chief Executive Officer and Chief Human Resources Officer; however, we did not engage in formal market or industry benchmarking in fiscal year 2014. Within this framework, we consider each component of each NEO’s compensation package independently; that is, we do not evaluate what percentage each component comprises of the total compensation package. In fiscal year 2014, we took into account individual performance, level of responsibility, and track record within the organization in setting each named executive officer’s compensation.

Process for Determining Executive Compensation

SCUSA Compensation Committee. The Compensation Committee of our Board of Directors sets compensation for our executive officers including our NEOs and has oversight of, among other things, adoption, modification or termination of the terms of our executive equity-based incentive plan(s) (in which our NEOs participate) and approval of amounts paid to our NEOs under our executive equity-based incentive plans.

Benchmarking and Independent Compensation Consultant. While we engaged Semler Brossy Consulting Group, LLC during fiscal year 2014 for market and industry benchmarking regarding compensation for our independent directors, we did not engage any compensation consultant for market and industry benchmarking regarding compensation for our NEOs and executive officers for fiscal year 2014.

Principal Components of Executive Compensation

The Compensation Committee uses the following elements of compensation to attract and retain NEOs and maintain a stable team of effective leaders, to balance the compensation of the NEOs with the short-term and long-term objectives of the Company, and to align the interests of the NEOs with the interest of our stockholders. For fiscal year 2014, the compensation that we paid to our NEOs consisted primarily of base salary and short- and long-term incentive opportunities, as we describe more fully below. In addition, the NEOs were eligible for participation in company-wide welfare benefits plans, and we provided the NEOs with certain welfare benefits and perquisites not available to our employees generally, as we describe more fully below. The principal elements of compensation available to the NEOs include:

Element	Description and Purpose

Base Salary	Fixed cash compensation component that reflects the executive’s position and responsibilities. Offers security for NEOs and allows the Company to maintain a stable management team.

Annual Bonus

Annual bonus program designed to motivate and reward the achievement of Company and/or individual performance goals.

In 2014, the Compensation Committee awarded discretionary bonuses to our NEOs.

A portion of the bonus was deferred in cash and restricted stock units (“RSUs”) pursuant to the Santander Management Board Compensation Policy and Identified Staff Plan (as more fully described below).

Long-Term Equity-Based Incentive Compensation

In 2014, long-term equity-based incentives consisted of time-vesting stock options, which vest over a five-year period subject to continued service (with certain exceptions).

Aligns long-term NEO and stockholder interests.

Retirement Benefits; Welfare Benefits; Perquisites	Provide NEOs with security during employment and into retirement and are competitive with overall market practices.

Employment and Change in Control Agreements

Severance benefits provided to certain NEOs upon certain terminations of employment (as more fully described below).

Facilitates retention of NEOs by providing income security in the event of job loss and/or change in control.

Base Salary

Base salary reflects each NEO’s level of responsibility, leadership, tenure and the Compensation Committee’s subjective evaluation of the NEO’s contribution to the performance and profitability of the Company. In establishing each NEO’s annual base salary, the Compensation Committee considered market salary data, our budget, achievement of performance objectives and our CEO’s assessment of the NEO’s performance. Except for Mr. Martin, the base salaries of the NEOs were generally set in accordance with each NEO’s employment agreement. While each such NEO’s employment agreement provides for the possibility of increases in base salary, annual increases are not guaranteed. The Compensation Committee reviewed the NEOs’ base salaries in 2014 and determined that base salary increases were warranted for 2015 as set forth below.

The following table provides detail regarding 2014 and 2015 base salaries for each NEO:

Name	2014 Annualized Base Salary	2015 Annualized Base Salary	Percentage Increase
Thomas Dundon	$2,625,000	$2,703,750	3.0%
Jason Kulas	$890,000	$916,700	3.0%
Jason Grubb	$647,059	$666,471	3.0%
Eldridge Burns	$346,000	$352,920	2.0%
Brad Martin	$383,000	$394,490	3.0%

Senior Executive Annual Bonus Plan

For 2014, the annual compensation of our executive officers included discretionary bonus payments (payable in cash and RSUs) pursuant to the Company’s Senior Executive Annual Bonus Plan (the “Bonus Plan”).

The Bonus Plan is intended to provide an incentive for superior work and to motivate covered key executives toward even greater achievement and business results, to tie their goals and interests to those of ours and our stockholders and to enable us to attract and retain highly qualified executives.

The Bonus Plan is a bonus plan under which our executive officers, including our NEOs, will be eligible to receive bonus payments with respect to a specified period (for example, our fiscal year). Bonuses under the Bonus Plan may be performance-based or discretionary.

For 2014, the Compensation Committee reviewed the Company’s 2014 fiscal-year performance and the individual performance of each NEO and approved discretionary bonuses for each such NEO as follows:

Named Executive Officer	2014 Discretionary Bonus Approved
Thomas Dundon	$3,840,000
Jason Kulas	$1,020,000
Jason Grubb	$663,000
Eldridge Burns	$265,200
Brad Martin	$293,250

For fiscal year 2014, awards under the Bonus Plan were payable in cash and RSUs. The cash amounts of the Bonus Plan awards (both immediately payable and deferred) are reflected in the “Bonus” column of the “—Summary Compensation Table.” The RSU portion of the Bonus Plan awards were issued from the SCUSA Omnibus Incentive Plan in March 2015 for Messrs. Burns and Martin and April 2015 for Messrs. Dundon, Kulas and Grubb and will be reflected in the “Stock Awards” column of the “—Summary Compensation Table” for 2015. For information about the requirement for our executive officers, including our NEOs, to defer a portion of their bonus awards, please see “—Santander’s Management Board Compensation Policy and Identified Staff Plan.”

Santander Management Board Compensation Policy and Identified Staff Plan

As we are a controlled company, owned indirectly by Banco Santander S.A (“Santander”), certain of our executive officers, including our NEOs, and other identified staff are subject to Directive 2013/36/EU (“CRD IV”) promulgated by the European Parliament and Council of the European Union. Under Santander’s Management Board Compensation Policy and Identified Staff Plan, certain identified staff, including all of our executive officers and all of our NEOs, are required to defer receipt of a portion of their variable compensation (including all bonuses paid under the Bonus Plan) in order to comply with CRD IV.

Accordingly, each NEO’s aggregate award under the Bonus Plan in respect of fiscal year 2014 was payable 50% in cash (a portion of which was deferred, except for the awards for Messrs. Kulas and Grubb) and 50% in the form of RSUs (a portion of which were vested and settled immediately and a portion of which were subject to vesting). After the shares subject to the RSUs are settled, they will remain subject to transfer and sale restrictions for a period of one year. The following table reflects the portions of each NEO’s award for the fiscal year 2014 that was payable in form of cash and RSUs:

Named Executive Officer	Cash Portion of 2014 Bonus Award($)	RSU Portion of 2014 Bonus Award($)
Thomas Dundon	$1,920,000	$1,920,000
Jason Kulas	$510,000	$510,000
Jason Grubb	$331,500	$331,500
Eldridge Burns	$132,600	$132,600
Brad Martin	$146,625	$146,625

Receipt of deferred portion of the variable compensation in respect of fiscal year 2014 (whether in the form of cash or RSUs) is contingent on the NEO remaining employed through the applicable settlement date and subject to there being no: (a) deficient financial performance of the Company; (b) material breach by the executive of any material internal rules or regulations of the Company; (c) material negative restatement of the Company’s financial statements (other than any restatement undertaken as a result of a change in accounting standards); or (d) material negative change in the capitalization of the Company or in the Company’s risk profile prior to the applicable settlement date.

Under the Santander Management Board Compensation Policy and Identified Staff Plan, the percentage of variable compensation that was required to be deferred in 2014 was based on each NEO’s classification (as reflected in the following table) and the amount of variable compensation earned.

Classification	Percentage of Annual Bonus Award Deferred
Executive Director	60%
Senior Management	50%
Other Executives	40%

Mr. Dundon was classified as an Executive Director. Accordingly, 40% of Mr. Dundon’s variable compensation with respect to fiscal year 2014 was payable immediately and the remaining 60% was deferred and will be settled over three years (2016, 2017 and 2018) in equal installments on each anniversary of the award date.

Our other executive officers, including all of our NEOs other than Mr. Dundon, were classified as Other Executives. Accordingly, 60% of their variable compensation with respect to fiscal year 2014 was payable immediately and the remaining 40% was deferred and will be settled over three years (2016, 2017 and 2018) in equal installments on each anniversary of the award date.

Our NEOs deferred the following amounts of their variable compensation with respect to fiscal year 2014 pursuant to the Santander Management Board Compensation Policy and Identified Staff Plan, and will be entitled to the following amounts of cash and shares in respect of RSUs upon the applicable settlement date(s) if all applicable conditions are satisfied:

Named Executive Officer	Total Amount Deferred ($)	Cash Deferred ($)	RSUs Deferred ($)
Thomas Dundon	$2,304,000	$1,152,000	$1,152,000
Jason Kulas	$408,000	—	$408,000
Jason Grubb	$265,200	—	$265,200
Eldridge Burns	$106,080	$53,040	$53,040
Brad Martin	$117,300	$58,650	$58,650

Long-Term Equity-Based Incentive Compensation

The Compensation Committee believes that the NEOs should have a portion of their total compensation opportunity in the form of long-term equity-based incentive compensation, further linking compensation to increasing stockholder value. Long-term equity-based incentive compensation encourages our NEOs to create and sustain stockholder value over longer periods because the value of this compensation is directly attributable to changes in the price of our common stock over time. In addition, long-term equity-based incentive compensation promotes retention because its full value cannot be realized until vesting occurs, which generally requires continued employment for multiple years.

We previously adopted the Management Equity Plan, under which Company employees and directors (including the NEOs) were eligible to receive nonqualified stock options to purchase SCUSA common stock with an exercise price of at least the fair market value of SCUSA common stock on the date of grant. The Management Equity Plan also provides for the grant of premium priced stock options, which are granted with a per share exercise price in excess of the fair market value of SCUSA common stock on the date of grant. The Management Equity Plan expired on January 31, 2015, and accordingly, no further awards will be made under this plan.

We have also adopted the SCUSA Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which provides for the grant of nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of our common stock to eligible officers, employees, directors and consultants. However, no awards were granted under the Omnibus Incentive Plan in 2014.

In 2014, three of our NEOs (Messrs. Dundon, Kulas, and Grubb) received nonqualified stock options under our Management Equity Plan that (i) have an exercise price equal to the closing price of the stock on the date of grant; (ii) will vest over a five-year period in equal amounts each year; and (iii) will expire ten years after the date of grant. The Board and the Compensation Committee believe that these awards help the Company retain executives and focus attention on longer-term performance. The Board and the Compensation Committee believe that stock options are an effective motivational tool because they only have value to the extent the stock price on the date of exercise exceeds the exercise price on the grant date and are an effective element of compensation and retention only if the stock price grows over the term of the award.

The Board determined that the size and type of each grant to each of Messrs. Dundon, Kulas and Grubb was appropriate to recognize each such NEOs significant contribution to the Company during its IPO and to encourage each such NEO’s retention.

Stock options were granted to the Company’s NEOs under the Management Equity Plan in fiscal year 2014 as set forth below:

Named Executive Officer	Options Granted
Thomas Dundon	759,773
Jason Kulas	341,898
Jason Grubb	56,983

No awards were granted under the Omnibus Incentive Plan in fiscal year 2014.

Other Compensation

In addition to the benefits that all of our employees are eligible to receive, the NEOs are eligible to receive certain other benefits and perquisites. For fiscal year 2014, the additional benefits and perquisites included a car allowance, and Company-paid annual premiums for executive disability benefits. These benefits and perquisites are generally consistent with those paid to similarly situated SCUSA executives. Mr. Dundon’s perquisites also include financial planning expenses (including tax preparation services, accounting services and financial advisory and planning services), legal and estate planning expenses, reimbursements of certain medical expenses and club membership dues.

We pay certain expenses incurred by Mr. Dundon in the operation of his private plane when used for SCUSA business within the contiguous 48 states of the United States. This increases the level of safety and security for Mr. Dundon and allows Mr. Dundon to be more productive than if commercial flights were utilized, as the private plane provides a confidential and productive environment for conducting business without the scheduling constraints imposed by commercial airline service. Under this practice, the cost to the Company of the reimbursement is based on a set flight time hourly rate, and the amount of our reimbursement is not subject to a maximum cap per fiscal year. During fiscal year 2014, the average flight time hourly rate was approximately $5,800, and we paid approximately $577,000 to Meregrass Inc., a charter company affiliated with Mr. Dundon that manages this operation, under this practice.

Retirement Benefits

Each of the NEOs is eligible to participate in SCUSA’s qualified defined contribution retirement plan (i.e., 401(k) Plan) under the same terms as other eligible SCUSA employees, including with respect to the Company matching contribution under the 401(k) Plan. SCUSA provides these benefits in order to foster the development of the NEOs’ long-term careers with the Company. We do not provide defined benefit pension benefits, or nonqualified or excess retirement benefits to any of our NEOs.

Employment Agreements

We have entered into employment agreements with each of the NEOs (except for Mr. Martin), establishing key elements of compensation in addition to our generally-applicable plans and programs and that include certain restrictive covenants, such as those prohibiting post-employment competition or solicitation by the NEOs. We believe that these agreements provide stability to SCUSA and further the objectives of our compensation program, including our objective of attracting and retaining the highest quality executives to manage and lead the Company. See “—Potential Payments Upon Termination or Change of Control—Employment Agreements and Change in Control Agreements.”

Tax Considerations

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows a federal tax deduction to public companies for compensation greater than $1 million paid in any tax year to specified executive officers unless the compensation is “qualified performance-based compensation” under that section. However, pursuant to the transition provisions under Section 162(m), certain compensation arrangements that are entered into by a corporation before it is publicly held, and that are disclosed in the corporation’s registration statement, may not be subject to the deductibility limits of Section 162(m) for a period of approximately three years following the consummation of the corporation’s public offering (the “Exemption”).

To the extent that they are not intended to qualify for the Exemption, certain of our compensation arrangements are designed to permit us to grant awards that may qualify as “qualified performance-based compensation;” however, it is possible that awards intended to qualify for the tax deduction many not so qualify if all requirements of the “qualified performance-based compensation” exemption are not met. Furthermore, the Compensation Committee believes that the tax deduction is only one of several relevant considerations in setting executive compensation and takes into account a multitude of factors in making executive compensation decisions. Accordingly, the Compensation Committee may, in certain circumstances, approve compensation arrangements that provide for compensation that is not deductible for federal income tax purposes.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, our Compensation Committee consisted of Stephen A. Ferriss, Heidi Ueberroth and Roman Blanco. No member of the Compensation Committee was during that time or in the past an officer or employee of the Company or any of its subsidiaries. In addition, none of our executive officers served on the compensation committee of any other entity, for which any executive officers of such other entity served on either our Board or on our Compensation Committee and no member or our Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

During 2014, Mr. Dundon, our Chairman and Chief Executive Officer, served on the board of directors of SHUSA, our majority stockholder, and Roman Blanco, SHUSA’s Chief Executive Officer, served on our Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on such review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee:

Stephen A. Ferriss

Heidi Ueberroth

Roman Blanco

COMPENSATION RISK ASSESSMENT

At least annually, the Compensation Committee conducts an assessment of the compensation policies and practices for our employees, including our executive officers, and whether such policies and practices created risks that were reasonably likely to have a material adverse effect on the Company. Our management compensation team and an executive-level management compensation risk committee assist the Compensation Committee with such risk assessment and help ensure our compensation programs align with the Company’s goals and compensation philosophies and, along with other factors, operate to mitigate against the risk that such programs would encourage excessive risk-taking.

We believe our compensation programs strike the appropriate balance between short-term and long-term components. We consider the potential risks in our business when designing and administering our compensation programs, and we believe our balanced approach to performance measurement and compensation decisions works to mitigate the risk that individuals will be encouraged to undertake excessive or inappropriate risk. The Company’s compensation program also is subject to internal controls, and we rely on principles of sound governance and good business judgment in administering our compensation programs.

Based on its assessment in 2014, the Compensation Committee has determined, in its reasonable business judgment, that the Company’s compensation policies and practices as generally applicable to its executive officers and employees do not create risks that are reasonably likely to have a material adverse effect on the Company and instead promote behaviors that support long-term sustainability and stockholder value creation.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth the total compensation paid or accrued for the years ended December 31, 2014, 2013 and 2012 (if applicable) for each individual who served as our Chief Executive Officer or Chief Financial Officer during fiscal year 2014, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2014.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
Thomas G. Dundon, CEO	2014	2,625,000	1,920,000	(2)	—		6,062,989	(4)	—	1,004,729	11,612,718
	2013	1,500,000	—		8,040,984	(4)	—		3,750,000	731,820	14,022,804
	2012	1,500,000	613,694		613,484	(4)	78,479,071	(4)	3,750,000	622,411	85,578,660
Jason A. Kulas, CFO	2014	890,000	510,000	(3)	—		2,728,346	(4)	—	41,954	4,170,300
	2013	400,000	275,930	(5)	3,618,440	(4)	—		1,000,000	17,544	5,311,914
	2012	400,000	115,000		—		6,208,846	(4)	1,000,000	29,006	7,752,852
Jason W. Grubb, COO, Originations	2014	647,059	331,500	(3)	—		454,724	(4)	—	27,899	1,461,182
	2013	350,000	240,606	(5)	603,064	(4)	—		650,000	12,381	1,856,051
	2012	350,000	100,000		—		5,551,138	(4)	650,000	12,381	6,663,519
Eldridge A. Burns Jr., CLO	2014	346,000	132,600	(2)	—		—		—	27,609	506,209
	2013	240,000	164,211	(5)	—		—		260,000	12,015	676,226
	2012	240,000	—		—		2,394,083	(4)	325,000	12,413	2,971,496
Brad Martin*, COO, Servicing	2014	383,000	146,625	(2)	—		—		—	42,536	572,161

*	Mr. Martin became an NEO in 2014, and was not previously an NEO of the Company.
(1)	We base the amounts in this column on actual base compensation paid or earned through the end of the applicable fiscal year.
(2)	Reflects the cash portion of the 2014 annual variable compensation under the Bonus Plan earned in 2014 pursuant to Santander’s Management Board Compensation Policy and Identified Staff Plan. A portion of the 2014 annual variable compensation under the Bonus Plan was deferred pursuant to Santander’s Management Board Compensation Policy and Identified Staff Plan and will be paid in each of 2016, 2017 and 2018. A portion of the 2014 annual variable compensation was paid in RSUs, was earned in 2014 and granted in 2015, and will be reflected under “Stock Awards” in the Summary Compensation Table for 2015.
(3)	Reflects the cash portion of the 2014 annual variable compensation under the Bonus Plan earned in 2014 pursuant to Santander’s Management Board Compensation Policy and Identified Staff Plan. A portion of the 2014 annual variable compensation was paid in RSUs, was earned in 2014 and granted in 2015, and will be reflected under “Stock Awards” in the Summary Compensation Table for 2015.
(4)	The value of the stock awards and option awards included in the Summary Compensation Table is based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices—Stock Based Compensation” and Note 16, “Employee Benefit Plans” of our consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2014 for an explanation of the assumptions made in valuing these awards. See “Outstanding Equity Awards at Fiscal 2014 Year End” table for additional information regarding the vesting parameters that are applicable to these awards.

(5)	Reflects one-time cash retention payments (and related tax gross-ups) made to Messrs. Kulas, Grubb and Burns in July 2013.
(6)	Reflects annual cash bonuses paid to the NEOs in 2013 and 2012 under the Company’s previous Executive Incentive Program.
(7)	Includes the following amounts paid to or on behalf of the NEOs in fiscal year 2014:

	Car Allowance ($)	SCUSA Contribution to Defined Contribution Plan ($)	Membership Dues ($)		Financial Planning ($)	Estate Planning ($)	Legal Expenses ($)	Executive Disability Benefits ($)(b)		Medical Reimburse- ments ($)	Private Plane Expenses ($)		Total ($)
Thomas G. Dundon	12,246	13,000	12,100	(a)	284,683	55,000	21,637	13,586	(c)	15,377	577,100	(d)	1,004,729
Jason A. Kulas	9,600	14,555	—		—	—	—	2,422		15,377	—		41,954
Jason W. Grubb	9,600	—	—		—	—	—	2,922		15,377	—		27,899
Eldridge A. Burns, Jr.	9,600	—	—		—	—	—	2,632		15,377	—		27,609
Brad Martin	9,600	15,600	—		—	—	—	1,959		15,377	—		42,536

(a)	Amount represents country club dues paid by the Company on behalf of Mr. Dundon.
(b)	Amount listed represents the annual premiums paid by the Company for NEO executive disability benefits.
(c)	Amount listed represents the annual premiums paid by the Company for Mr. Dundon’s executive disability benefits, inclusive of an additional rider.
(d)	Amount listed represents expenses paid by the Company that were incurred by a company affiliated with Mr. Dundon in the operation of his private aircraft for Company business. See “Other Compensation” in this Compensation Discussion and Analysis for an explanation of how these expenses are derived.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2014

The following table provides information regarding short-term awards and long-term awards granted to our NEOs under our 2011 Management Equity Plan during the year ended December 31, 2014. No awards were granted in the year ended December 31, 2014 under the Omnibus Incentive Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas G. Dundon	January 2014	759,773	(1)	24.00	6,062,989	(2)
Jason A. Kulas	January 2014	341,898	(1)	24.00	2,728,346	(2)
Jason W. Grubb	January 2014	56,983	(1)	24.00	454,724	(2)
Eldridge A. Burns, Jr.	—	—		—	—
Brad Martin	—	—		—	—

(1)	Represents time-vesting option awards granted to certain NEOs pursuant to the 2011 Management Equity Plan. These options vest and become exercisable over five years in equal installments, subject to the NEO’s continued employment.
(2)	Value of the option awards is based on aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 1 “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices—Stock Based Compensation” and Note 16, “Employee Benefit Plans” of our consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2014 for an explanation of the assumptions made in valuing these awards.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table provides information regarding all outstanding equity awards held by our NEOs as of December 31, 2014.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas G. Dundon	3,231,496	(1)	—		—		9.21	December 2021
	6,829,746	(2)	—		—		9.21	December 2021
	3,172,684	(2)	—		—		12.10	December 2021
	—		759,773	(3)	—		24.00	January 2024
									306,304	(4)	6,006,621	(6)
									17,284	(5)	146,395	(7)
Jason A. Kulas	332,656	(1)	—		—		9.21	December 2021
	230,984	(2)	—		—		9.21	December 2021
	101,917	(2)	—		—		12.10	December 2021
	—		341,898	(3)	—		24.00	January 2024
									137,837	(4)	2,702,964	(6)
									1,647	(5)	13,950	(7)
Jason W. Grubb	297,417	(1)	—		—		9.21	December 2021
	206,515	(2)	—		—		9.21	December 2021
	91,121	(2)	—		—		12.10	December 2021
	—		56,983	(3)	—		24.00	January 2024
									22,972	(4)	450,481	(6)
									761	(5)	6,446	(7)
Eldridge A. Burns, Jr.	48,102	(1)	80,168	(1)	—		9.21	December 2021
	33,401	(2)	—		55,665	(2)	9.21	December 2021
	14,739	(2)	—		24,561	(2)	12.10	December 2021
Brad Martin	42,815	(1)	71,358	(1)	—		9.21	December 2021
	29,730	(2)	—		49,548	(2)	9.21	December 2021
	13,118	(2)	—		21,862	(2)	12.10	December 2021

(1)	Options with respect to SCUSA common stock were granted under the Management Equity Plan in February 2012. Time-vesting options generally vest and become exercisable over five years in equal installments subject to the participant’s continued employment. With respect to the options held by Messrs. Dundon, Kulas and Grubb, our board of directors accelerated the vesting of such options effective upon the initial public offering (“IPO”) completed in January 2014.
(2)	Options with respect to SCUSA common stock were granted under the Management Equity Plan in February 2012. These are performance-vesting options which generally vest and become exercisable over five years in equal annual installments, based on our achievement of applicable threshold ROE targets, and subject to the participant’s continued employment at each measurement date. These ROE targets were an ROE of 27.5% for each of 2012 and 2013 and 18% for each of the years 2014 through 2016. If we do not achieve the applicable threshold ROE target with respect to a measurement date, the portion of the performance-vesting option that would have vested had the ROE target been met will remain outstanding and will vest if, at any point prior to the earlier of the end of the five-year performance period or a “change in control” (as defined in the Management Equity Plan), we achieve an average ROE target of 25.0%, subject to the participant’s continued employment through such time. With respect to the options held by Messrs. Dundon, Kulas and Grubb, our board of directors approved the acceleration of the vesting of such options (including the waiver of performance conditions) effective as of, and subject to, the occurrence of the IPO.
(3)	Options with respect to SCUSA common stock were granted under the Management Equity Plan in January 2014. These options vest and become exercisable over five years in equal installments, subject to the NEO’s continued employment (and, subject to certain exceptions, in the event of a qualifying termination of employment).

(4)	Restricted shares granted under the Omnibus Incentive Plan vest ratably over five years, subject to continued employment. Vesting may be accelerated upon death, disability, termination of employment without cause or upon a change in control; provided, that, a change in control will not be deemed to occur as a result of the IPO or related transactions.
(5)	Reflects restricted shares of Santander common stock outstanding in respect of NEO bonus deferrals under Santander’s Management Board Compensation Policy and Identified Staff Plan granted in 2012 and vesting over three years in equal installments.
(6)	Valuation based on a per share price of our common stock on December 31, 2014 of $19.61.
(7)	Valuation based on a per share closing price of Santander common stock on December 31, 2014 of €7.00 and a rate of exchange of 0.8264 Euro to one U.S. Dollar on such date.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2014

The following table provides information regarding the exercise of stock options by our NEOs and the distribution of restricted stock held by our NEOs in 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Thomas G. Dundon	—	—	76,576	(2)	1,501,655	(3)
	—	—	8,802	(4)	78,690	(6)
	—	—	17,285	(5)	154,528	(6)
Jason A. Kulas	374,377	5,371,350	34,459	(2)	675,741	(3)
	—	—	2,042	(4)	18,255	(6)
	—	—	1,648	(5)	14,733	(6)
Jason W. Grubb	334,719	4,802,358	5,743	(2)	112,620	(3)
	—	—	1,251	(4)	11,184	(6)
	—	—	760	(5)	6,794	(6)
Eldridge A. Burns	144,354	2,071,151	—		—
Brad Martin	128,494	1,843,556	—		—

(1)	Values in this column represent the aggregate difference between the market price of our common stock at the exercise date and the exercise price of the options.
(2)	Represents shares of restricted stock that vested in fiscal year 2014 with respect to stock awards granted under the Omnibus Incentive Plan. Pursuant to terms of the Omnibus Incentive Plan, participants may have shares of common stock withheld to cover income taxes related to the vesting of shares of restricted stock. These amounts represent the gross number of shares of restricted stock acquired on vesting by our NEOs. The following number of shares of restricted stock were withheld for income tax purposes for each NEO: for Mr. Dundon—32,123; for Mr. Kulas—14,455; and for Mr. Grubb—2,409.
(3)	Value was computed by multiplying the number of shares of restricted stock acquired on vesting (before shares withheld for income tax purposes) by the market price of our common stock on the vesting date.
(4)	Reflects certain deferred bonus amounts with respect to 2010 bonuses that were paid out in shares of Santander common stock in fiscal year 2014.
(5)	Reflects certain deferred bonus amounts with respect to 2011 bonuses that were paid out in shares of Santander common stock in fiscal year 2014.
(6)	Valuation based on per share closing price of Santander common stock on the vesting date. The price of such stock was converted from Euro to the U.S. Dollar equivalent based on the currency exchange rate in effect on such date.

DIRECTOR COMPENSATION

We have adopted a director compensation policy that provides for the following compensation for independent members of our Board of Directors:

•	An annual cash board retainer of $80,000; plus

•	An additional annual cash retainer of $20,000 for the chair of the Audit Committee of our Board of Directors; plus

•	An additional annual cash retainer of $10,000 for being a member of the Audit Committee; plus

•	An additional annual cash retainer of $10,000 for the chair of any other committee of our Board of Directors; plus

•	An additional annual cash retainer of $10,000 for being a member of any other committee; plus

•	An annual grant of stock options or restricted stock units with a grant date fair value equal to $50,000 that vest ratably over three years.

Effective on July 24, 2014, the additional cash retainer for the chairman of the Audit Committee was increased from $20,000 to $40,000, and the additional cash retainer for a member of the Audit Committee was increased from $10,000 to $20,000. These increases reflect the applicable directors’ increased involvement and additional efforts on the Audit Committee in fiscal year 2014 in connection with the Company being a publicly-traded company within the financial services industry.

Non-independent directors do not receive cash retainers for their service on the Board of Directors.

We may reimburse directors for their expenses in connection with their Board service or pay such expenses directly. We also pay the premiums on directors’ and officers’ liability insurance covering the directors.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2014

The following table provides information regarding compensation received in 2014 by each non-employee member of our Board of Directors who served as a director during any part of 2014.

Name(1)(2)	Fees Earned or Paid in Cash ($)	Option Awards(3)($)		Total ($)
Gonzalo de Las Heras	—	—		—
Alberto Sánchez	—	—		—
Juan Carlos Alvarez(4)	—	—		—
Roman Blanco	—	—		—
John H. Corston	—	—		—
Stephen A. Ferriss	$140,000	$41,552	(5)	$181,552
William P. Hendry	$50,000	$19,750	(6)	$69,750
Matthew Kabaker	—	—		—
Javier San Felix	—	—		—
Tagar C. Olson	—	—		—
Gerald P. Plush	—	—		—
Heidi Ueberroth	$76,667	$16,611	(7)	$93,278
Juan Andres Yanes(8)	—	—		—
Daniel Zilberman(9)	—	—		—

(1)	Under the Company’s director compensation policy, only independent directors are compensated for their service on the Board.
(2)	Mr. Schoellkopf was appointed to the Board as an independent director on January 27, 2015, and therefore, did not receive any compensation for service on the Board during 2014.
(3)	Amounts in this column represent the grant date fair value of option awards computed in accordance with FASB ASC Topic 718. See Note 1 “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices—Stock Based Compensation” and Note 16, “Employee Benefit Plans” of our consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2014 for an explanation of the assumptions made in valuing these awards.

(4)	Mr. Alvarez resigned from the Board effective April 29, 2014.
(5)	The aggregate number of shares underlying stock option awards outstanding at December 31, 2014 for Mr. Ferriss was 5,207.
(6)	The aggregate number of shares underlying stock option awards outstanding at December 31, 2014 for Mr. Hendry was 2,500.
(7)	The aggregate number of shares underlying stock options awards outstanding at December 31, 2014 for Ms. Ueberroth was 2,203.
(8)	Mr. Yanes resigned from the Board effective June 24, 2014.
(9)	Mr. Zilberman resigned from the Board effective January 27, 2015.

SUMMARY OF EXECUTIVE AGREEMENTS AND POTENTIAL PAYMENTS UPON

TERMINATION OR A CHANGE IN CONTROL

Employment Agreements and Change in Control Agreements

We are party to employment agreements (including change in control (“CIC”) agreements) with each NEO, except for Brad Martin. These agreements set the basis for payments and benefits to which each NEO would be entitled in the event of termination of such individual’s employment with our Company under various circumstances described below.

A Change in Control does not affect the timing or amount of severance payments to the NEOs under their employment agreements. See “—Employment Agreement with Thomas Dundon” and “—Employment Agreements with Jason A. Kulas, Jason W. Grubb and Eldridge A. Burns, Jr.”

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

Under the Management Equity Plan, “Change in Control” is defined as an event upon which (i) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act, or any successor provision), other than Santander and its affiliates or Sponsor Auto Finance Holdings (“Sponsor Auto”) and its affiliates, becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, or any successor provision), directly or indirectly, of more than 20% of the outstanding shares of SCUSA common stock (such person or group, the “Change in Control Owner”) or (ii) an event upon which Santander and its affiliates become the beneficial owners, directly or indirectly, of fewer shares of SCUSA common stock than the Change in Control Owner.

The Omnibus Incentive Plan provides that, among other things, in the event of a Change in Control, any restricted stock that was forfeitable prior to such Change in Control will become nonforfeitable. Accordingly, the restricted stock that was granted to Messrs. Dundon, Kulas and Grubb under the Omnibus Incentive Plan would immediately become fully vested upon a Change in Control.

A “Change in Control” is generally deemed to occur under the Omnibus Incentive Plan upon:

(1)	the acquisition by any individual, entity or group of “beneficial ownership” (pursuant to the meaning given in Rule 13d-3 under the Exchange Act) of 30% or more of either (a) the outstanding shares of the Company’s common stock or (b) the combined voting power of our then outstanding voting securities, with each of clauses (a) and (b) subject to certain customary exceptions;

(2)	a majority of the directors who constituted our board of directors at the time the Omnibus Incentive Plan was adopted are replaced by directors whose appointment or election is not endorsed by at least two-thirds of the incumbent directors then on the board of directors;

(3)	approval by our stockholders of the Company’s complete dissolution or liquidation; or

(4)	the consummation of a merger of the Company, the sale or disposition by the Company of all or substantially all of its assets, or any other business combination of the Company with any other corporation, other than any merger or business combination following which (a) the individuals and entities that were the beneficial owners of the outstanding common stock and the voting securities immediately prior to such business combination beneficially own more than 50% of the then-outstanding shares of common stock and combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors of the entity resulting from such business combination in substantially the same proportions as immediately prior to such business combination, (b) no person beneficially owns 30% or more of the then-outstanding shares of common stock of the entity resulting from such business combination or the combined voting power of the then-outstanding voting securities of such entity and (c) at least two-thirds of the members of the board of directors of the parent company (or, if there is no parent company, the surviving company) following the consummation of the transaction were members of the board of directors at the time the execution of the initial agreement providing for the transaction was approved.

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

Employment Agreements with Jason A. Kulas, Jason W. Grubb and Eldridge A. Burns, Jr.

SCUSA entered into employment agreements with Messrs. Kulas, Grubb and Burns on May 1, 2009. All of the employment agreements have an initial term of three years and, unless earlier terminated, will automatically extend annually for additional one-year terms following that time, unless any party provides written notice at least three months prior to such anniversary date that such party did not agree to renew the employment agreement. The employment agreements provide for an initial monthly base salary (for Mr. Kulas, $30,943 per month, for Mr. Grubb, $25,750 per month and for Mr. Burns, $15,471 per month), eligibility to receive an annual cash performance bonus, certain deferred bonus payments and participation in equity compensation programs available to SCUSA’s senior executives. The employment agreements also provide that, among other things, each of Messrs. Kulas, Grubb and Burns have a right to participate in employee benefit plans and programs generally made available by SCUSA and receive reimbursement of reasonable expenses in accordance with SCUSA’s policies and practices.

Subject to their execution of a general release and waiver, if any of Messrs. Kulas, Grubb or Burn’s employment is terminated by us without “cause” (but excluding death or disability), or if he resigns because of a reduction in his base salary or target bonus opportunity, each of Messrs. Kulas, Grubb and Burns will be entitled to:

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

If any of Messrs. Kulas, Grubb, or Burn’s employment is terminated by us for “good reason,” he will be entitled to (i) a lump sum payment equal to 12 months of base salary, (ii) full annual cash performance bonus for the calendar year in which the termination of employment occurs, (iii) certain deferred bonus payments and (iv) continuation of medical and dental insurance under COBRA for 12 months.

If any of Messrs. Kulas, Grubb or Burn’s employment is terminated as a result of “disability” (generally defined by reference to SCUSA’s disability plans), he will be entitled to (i) a payment in lieu of short-term salary continuation benefits (only in the event that they are not eligible for short-term benefits due to lack of service with SCUSA), and (ii) prorated portions of his annual cash performance bonus for the year of termination and, in certain cases, for subsequent years.

If any of Messrs. Kulas, Grubb or Burn’s employment is terminated as a result of death, their estates will be entitled to (i) 12 months of salary continuation, (ii) full annual cash performance bonus for the calendar year in which the termination of employment occurs, and (iii) continuation of medical and dental insurance for their dependents for the longer of 12 months or the balance of the employment agreement term.

Pursuant to the terms of their employment agreements, each of Messrs. Kulas, Grubb and Burns is subject to the following restrictive covenants: (i) perpetual confidentiality; (ii) non-solicitation of employees of SCUSA or its affiliates during the term of employment and for one year thereafter; (iii) non-competition during the term of employment and for any period thereafter that he is receiving severance payments; (iv) cooperation in the context of litigation involving SCUSA or its affiliates during the term of employment and for the pendency of any such litigation or other proceeding; and (v) perpetual non-disparagement of SCUSA, its affiliates, or their officers or directors.

Messrs. Kulas, Grubb and Burn’s employment agreements each define “Cause” as (i) dishonesty; (ii) embezzlement, fraud, or other conduct which would constitute a felony, (iii) unauthorized disclosure of confidential information, (iv) failure to obey a material lawful directive that is appropriate to the executive’s position and from executive(s) in the executive’s reporting line; (v) material breach of the agreement; or (vi) failure (except in the event of disability) or refusal to substantially perform material obligations under the agreement.

Messrs. Kulas, Grubb and Burn’s employment agreements each define “Good Reason” as termination of employment by us if, in the reasonable opinion of Mr. Dundon in his capacity as the Chief Executive Officer of SCUSA (for so long as Mr. Dundon is Chief Executive Officer of SCUSA), such NEO has not met the expectations or fulfilled the responsibilities required of his position.

TABULAR INFORMATION REGARDING POTENTIAL PAYMENTS UPON

TERMINATION OR A CHANGE IN CONTROL

The following table provides information regarding the payments and benefits to which each NEO would be entitled in the event of termination of such individual’s employment with our Company under specified circumstances, including a CIC. Except as otherwise noted, the amounts shown are (i) estimates only and (ii) assume that the applicable termination of employment was effective, or that the CIC occurred, as of December 31, 2014.

Name	Cash ($)(1)		Equity ($)(3)	Perquisites/ Benefits ($)		Tax Reimbursement ($)(7)	Total ($)
Thomas G. Dundon
Termination due to Death	2,625,000		6,006,621	—		—	8,631,621
Termination due to Inability to Perform	2,625,000		6,006,621	1,332,086	(4)	—	9,963,707
Termination for Good Reason	13,125,000		—	1,332,086	(4)	—	14,457,086
Termination without Cause	13,125,000		6,006,621	1,332,086	(4)	—	20,463,707
Termination without Cause or for Good Reason in Connection with a Change in Control	13,125,000		6,006,621	1,332,086	(4)	6,710,769	27,174,476
Change in Control (no termination of employment)	—		6,006,621	—		—	6,006,621
Jason A. Kulas
Termination due to Death	1,400,000		2,702,964	25,237	(6)	—	4,128,201
Termination due to Disability	510,000	(2)	2,702,964	—		—	3,212,964
Termination without Cause, resignation due to reduction in base salary or target bonus opportunity	1,400,000		2,702,964	44,776	(5)	—	4,147,740
Termination by the Company for Good Reason	1,400,000		—	25,237	(6)	—	1,425,237
Change in Control (no termination of employment)	—		2,702,964	—		—	2,702,964
Jason W. Grubb
Termination due to Death	978,559		450,481	25,237	(6)	—	1,454,277
Termination due to Disability	331,500	(2)	450,481	—		—	781,981
Termination without Cause, resignation due to reduction in base salary or target bonus opportunity	978,559		450,481	44,776	(5)	—	1,473,816
Termination by the Company for Good Reason	978,559		—	25,237	(6)	—	1,003,796
Change in Control (no termination of employment)	—		450,481	—		—	450,481
Eldridge A. Burns, Jr.
Termination due to Death	425,560		798,549	25,237	(6)	—	1,249,346
Termination due to Disability	79,560	(2)	798,549	—		—	878,109
Termination without Cause, resignation due to reduction in base salary or target bonus opportunity	425,560		1,597,116	44,776	(5)	—	2,067,452
Termination by the Company for Good Reason	425,560		—	25,237	(6)	—	450,797
Change in Control (no termination of employment)	—		1,597,116	—		—	1,597,116

Name	Cash ($)(1)	Equity ($)(3)	Perquisites/ Benefits ($)	Tax Reimbursement ($)(7)	Total ($)
Brad Martin
Termination due to Death	—	710,803	—	—	710,803
Termination due to Disability	—	710,803	—	—	710,803
Termination without Cause, resignation due to reduction in base salary or target bonus opportunity	—	—	—	—	—
Termination by the Company for Good Reason	—	—	—	—	—
Change in Control (no termination of employment)	—	1,421,606	—	—	1,421,606

(1)	Represents cash severance. For severance payment calculation, and time and form of such payments. See “—Potential Payments Upon Termination or Change of Control – Employment Agreements and Change in Control Agreements.”
(2)	Assumes that: (i) NEO first receives compensation under the Company’s short-term salary continuation program thirteen weeks prior to December 31, 2014 and begins receiving compensation and benefits under the Company’s long-term and individual disability insurance program on December 31, 2014, (ii) target level of annual cash performance bonus is achieved in fiscal year 2014 and no bonus is payable for subsequent years due to the NEO receiving compensation and benefits under the Company’s long-term and individual disability insurance program, and (iii) NEO is eligible for the Company’s short-term salary continuation benefits. See “—Potential Payments Upon Termination or Change of Control—Employment Agreements and Change in Control Agreements.”
(3)	Represents value of accelerated vesting of stock options with respect to SCUSA common stock as provided under the Management Equity Plan and accelerated vesting of restricted stock as provided under the Omnibus Incentive Plan. All unvested stock options as of December 31, 2014 that were granted to our NEOs in January 2014, and for which accelerated vesting would occur upon termination or a change-of-control, have a value of zero for purposes of disclosure in this table, as the per share price of our common stock was less than the exercise price of these options at December 31, 2014. Assumes that all applicable performance targets with respect to any performance-vesting stock options are achieved. See “—SCUSA 2011 Management Equity Plan,” “—SCUSA Omnibus Incentive Plan” and “—Equity Compensation Plans Information.”
(4)	Represents continuation of welfare benefits, perquisites and other fringe benefits as provided pursuant to Mr. Dundon’s employment agreement. Assumes no increase in the cost of welfare benefits. For welfare continuation payment calculation, and time and form of such payments. See “—Potential Payments Upon Termination or Change of Control—Employment Agreements and Change in Control Agreements.”
(5)	Represents continuation of medical and dental benefits and life insurance coverage. Assumes no increase in the cost of welfare benefits. For welfare continuation payment calculation, and time and form of such payments. See “—Potential Payments Upon Termination or Change of Control—Employment Agreements and Change in Control Agreements.”
(6)	Represents continuation of medical and dental benefits. Assumes no increase in the cost of welfare benefits. For welfare continuation payment calculation, and time and form of such payments. See “—Potential Payments Upon Termination or Change of Control—Employment Agreements and Change in Control Agreements.”
(7)	In the event that a payment is made to Mr. Dundon in connection with a Change in Control such that an excise tax imposed by Code Section 4999 applies, Mr. Dundon is entitled to a gross-up payment in an amount such that after payment of all taxes (including interest and penalties imposed with respect thereto), Mr. Dundon retains an amount as if the excise tax did not apply. However, if the amount otherwise due to Mr. Dundon is not more than 110% of the amount that he could receive without triggering the excise tax, the amount shall be reduced so that the excise tax does not apply.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

We currently administer one equity plan: our Omnibus Incentive Plan. We previously administered the SCUSA 2011 Management Equity Plan, which expired on January 31, 2015 and under which no further awards will be made. The following table provides information as of December 31, 2014 regarding shares of our common stock that may be issued under these equity plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,357,911	$10.82	5,383,467	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	21,357,911	$10.82	5,383,467

(1)	Weighted-average exercise price is based solely on outstanding options.
(2)	Includes 4,657,737 shares available for issuance under the Omnibus Incentive Plan.

STOCK OWNERSHIP INFORMATION

The following table provides information regarding the beneficial ownership of our common stock as of April 21, 2015 (unless otherwise noted) by (i) each person known to beneficially own more than 5% of our common stock; (ii) each of our directors and director nominees; (iii) each of our NEOs; and (iv) all current directors and director nominees and executive officers as a group.

For purposes of this table, “beneficial ownership” (as defined in Rule 13d-3 of the Exchange Act) takes into account shares as to which the individual has or shares voting or investment power as well as shares that may be acquired within 60 days (such as by exercising vesting stock options or SARs, or the vesting of RSUs) and is different from beneficial ownership for purposes of Section 16 of the Exchange Act. As a result, the numbers below may differ from the numbers reported in forms filed pursuant to Section 16.

To our knowledge and unless otherwise indicated, each stockholder listed below has sole voting and investment power over the shares listed as beneficially owned by such stockholder. Percentage of ownership is based upon 349,987,627 shares of common stock outstanding as of April 21, 2015. Number of shares held by beneficial owners of more than 5% of our common stock are as of the date of the applicable SEC filings made by those owners (unless otherwise noted), however, percentages have been recalculated as of April 21, 2015.

	Shares Owned
Name of Beneficial Owner	Number	Percentage
Beneficial owners of 5% or more of our common stock:
DDFS LLC(1)(2)	34,598,506	9.89%
Santander Holdings USA, Inc.(2)(3)	210,995,049	60.29%
Directors and Named Executive Officers:
Thomas G. Dundon(4)	48,359,660	13.29%
Jason Kulas(5)	929,633	*
Jason Grubb(6)	455,524	*

	Shares Owned
Name of Beneficial Owner	Number	Percentage
Eldridge A. Burns, Jr.(7)	47,389	*
Brad Martin(8)	24,250	*
Roman Blanco	11,000	*
John Corston	—	*
Gonzalo De Las Heras	—	*
Stephen A. Ferriss(9)	1,041	*
William Hendry	—	*
Matthew Kabaker	—	*
Tagar C. Olson	—	*
Gerald Plush	—	*
Javier San Felix	—	*
Alberto Sanchez	4,000	*
Wolfgang Schoellkopf	—	*
Heidi Ueberroth(10)	734	*
All executive officers and directors as a group (24 persons)	50,159,542	13.75%

*	Less than 1% of the outstanding beneficial ownership.
(1)	A Delaware limited liability company solely owned by our Chairman and Chief Executive Officer, Thomas G. Dundon.
(2)	DDFS LLC and SHUSA (which collectively owned 245,593,555 shares, or 70.17% of our outstanding common stock as of April 21, 2015), are parties to the Stockholders Agreement, which provides certain board nomination rights to SHUSA and certain voting obligations in connection with those rights. Due to these board nomination rights and voting obligations, each of DDFS LLC and SHUSA may be deemed to beneficially own all shares beneficially owned by each other party which are subject to such voting obligations. In addition, upon the occurrence of certain events, SHUSA has the right to require DDFS LLC to sell to SHUSA all (but not less than all) of the shares of common stock owned by DDFS LLC. The events that trigger this call right include the expiration of Mr. Dundon’s employment under his employment agreement, the termination of Mr. Dundon’s employment for any reason and any default under the $300 million line of credit extended to DDFS LLC by an affiliate of Santander (which line of credit becomes immediately due and payable on Mr. Dundon’s termination of employment, for any reason). The table does not reflect shares which may be deemed to be beneficially owned by DDFS LLC or SHUSA solely by virtue of the Stockholders Agreement.
(3)	A wholly owned subsidiary of Santander.
(4)	Includes 34,598,506 shares owned by DDFS LLC, 306,304 shares of restricted stock and 13,385,881 stock options that are currently exercisable or are exercisable within 60 days of April 21, 2015. All of the shares owned by DDFS LLC are pledged as security for a line of credit extended to DDFS LLC by an affiliate of Santander.
(5)	Includes 137,837 shares of restricted stock and 733,937 stock options that are currently exercisable or are exercisable within 60 days of April 21, 2015.
(6)	Includes 22,972 shares of restricted stock and 397,266 stock options that are currently exercisable or are exercisable within 60 days of April 21, 2015.
(7)	Includes 24,064 stock options that are currently exercisable or are exercisable within 60 days of April 21, 2015.
(8)	Includes 21,413 stock options that are currently exercisable or are exercisable within 60 days of April 21, 2015.
(9)	Includes 1,041 stock options that are currently exercisable or are exercisable within 60 days of April 21, 2015.
(10)	Includes 734 stock options that are currently exercisable or are exercisable within 60 days of April 21, 2015.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence.

RELATED PARTY TRANSACTIONS

Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. Under our written policy, our directors and director nominees, executive officers and holders of more than 5% of our common stock, including their immediate family members, will not be permitted to enter into a related party transaction with us, as described below, without the consent of our Audit Committee. Any request for us to enter into a transaction in which the amount involved exceeds $120,000 and any such party has a direct or indirect material interest, subject to certain exceptions, will be required to be presented to our Audit Committee for review, consideration and approval. Management will be required to report to our Audit Committee any such related party transaction and such related party transaction will be reviewed and approved or disapproved by the disinterested members of our Audit Committee.

The following is a summary of material provisions of various transactions we have entered into with our executive officers, directors (including nominees), 5% or greater stockholders and any of their immediate family members or entities affiliated with them. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

Initial Public Offering and Subsequent Offering

On January 23, 2014, SCUSA completed an IPO in which certain stockholders sold 85,242,042 shares of Class A common stock at a public offering price of $24.00 per share. SCUSA received no net proceeds from the offering. On September 8, 2014, SCUSA completed a secondary offering of 10,047,954 shares of common stock by Sponsor Auto, an investment vehicle jointly owned by investment funds affiliated with certain entities, including Warburg Pincus LLC and Kohlberg Kravis Roberts & Co. L.P. at a public offering price of $18.68 per share. Sponsor Auto received all of the proceeds from the secondary offering.

Stockholders Agreement

In connection with the IPO, we entered into the Stockholders Agreement, with SHUSA, DDFS LLC, Sponsor Auto and Mr. Dundon. The Stockholders Agreement provides these stockholders, among other things, certain rights related to director nominations, approvals over certain actions taken by us and registration rights.

Board Composition

The Stockholders Agreement provides that SHUSA has the right to nominate a number of directors equal to the product (rounded to the nearest whole number of directors) of (i) a fraction, the numerator of which is the number of shares of our common stock then-held by SHUSA and the denominator of which is the total number our then-outstanding shares of common stock and (ii) the number of directors constituting our entire Board if there were no vacancies.

The Stockholders Agreement also provides that Mr. Dundon will have the right to serve as a director for so long as (x) he is our Chief Executive Officer or (y) he owns at least 5% of our then-outstanding shares of common stock (excluding shares acquired by DDFS LLC or Mr. Dundon pursuant to any equity-based compensation plan) and has continued to comply with certain provisions of his employment agreement with the Company.

The Stockholders Agreement provides that SCUSA will take all action within its power to cause the individuals nominated pursuant to the provisions of the Stockholders Agreement described above to be included in the slate of nominees recommended by the board of directors to our stockholders for election as directors at each annual meeting of our stockholders and to cause the election of each such nominee, including soliciting proxies in favor of the election of such nominees. Each of SHUSA, Sponsor Auto and DDFS LLC has committed under the terms of the Stockholders Agreement to vote all shares of our common stock owned by such stockholder to cause the election or re-election of the individuals nominated pursuant to the provisions of the Stockholders Agreement described above. In addition, SHUSA will have the right to designate a replacement to fill a vacancy on our board of directors created by the departure of a director that was nominated by SHUSA, and we will be required to take all action within our power to cause such vacancy to be filled by such designated replacement (including by promptly appointing such designee to the board of directors).

Approval Rights

The Stockholders Agreement also provides that the following actions by us will require the approval of a majority of the directors nominated by SHUSA for so long as SHUSA’s share ownership is greater than 20% of our outstanding shares of common stock:

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

Put and Call Rights

The Stockholders Agreement also provides that DDFS LLC and SHUSA have certain put and call rights relating to the shares of common stock owned by DDFS LLC. Following the expiration of Mr. Dundon’s employment under his employment agreement or if Mr. Dundon’s employment is terminated for death, because Mr. Dundon is unable to perform his job, by Mr. Dundon for good reason or by us for any reason other than for cause, DDFS LLC has the right, during the 90 days after such termination, to require SHUSA to purchase all (but not less than all) of the shares of common stock owned by DDFS LLC. In addition, upon the occurrence of certain events, SHUSA has the option to require DDFS LLC to sell all (but not less than all) of the shares of common stock owned by DDFS LLC. The events that trigger this call right include the expiration of Mr. Dundon’s employment under his employment agreement, the termination of Mr. Dundon’s employment for any reason and any default under the line of credit extended to DDFS LLC by an affiliate of Santander. All shares of common stock owned by DDFS LLC are subject to a pledge agreement for the benefit of the affiliate of Santander relating to a $300 million line of credit extended by such affiliate of Santander to DDFS LLC (which line of credit becomes immediately due and payable upon Mr. Dundon’s termination of employment for any reason). The purchase price per share upon exercise of put or call rights is generally equal to the average of the volume-weighted average price of a share of common stock for the ten trading days ending on (and including) the trading day immediately preceding a notice of exercise.

Registration Rights

The Stockholders Agreement also contains registration rights provisions with respect to our common stock. Specifically, each of Sponsor Auto and SHUSA has demand registration rights that are exercisable 180 days after the consummation of our IPO. The demand registration rights require us to register the shares of our common stock owned by Sponsor Auto or SHUSA with the SEC for sale by it to the public. We may postpone the filing of such a registration statement or suspend the effectiveness of any registration statement for a “blackout period” not in excess of 60 days if we are planning to prepare and file a registration statement for a primary offering or if there is a pending or contemplated material acquisition or other material transaction or reorganization and our Chief Executive Officer or Chief Financial Officer reasonably concludes that such postponement or suspension would be in the Company’s best interest, provided that we may not postpone the filing of a registration statement or suspend the effectiveness of a registration statement more than once during any 12-month period. The Stockholders Agreement provides that we are responsible for and must pay all fees and expenses incident to any registration described above. SCUSA completed a secondary offering in 2014 as the result of the exercise of demand registration rights by Sponsor Auto. See “—Initial Public Offering and Subsequent Offering” above.

In addition, in the event that we are registering additional shares of common stock for sale to the public, whether on our own behalf, through a demand registration (as described above) or otherwise (other than any registration relating to any employee benefit or similar plan, any dividend reinvestment plan or any acquisition by us pursuant to a registration statement filed in connection with an exchange offer), we are required to give notice of our intention to effect such a registration to each of SHUSA, DDFS LLC and Sponsor Auto. Each of these stockholders will have piggyback registration rights pursuant to which they may require us to include their shares of our common stock in any such registration, subject to certain customary limitations and other customary registration rights provisions.

Other

The Stockholders Agreement provides that neither SHUSA nor we are permitted to take any action that would cause DDFS LLC or Sponsor Auto to be required to register as a bank holding company. The Stockholders Agreement also provides that the SHUSA, DDFS LLC and Sponsor Auto have preemptive rights to purchase their respective proportionate shares of any issuance by the Company of equity securities, securities convertible into or exercisable for equity securities or securities that include an equity component, subject to certain exceptions.

Other Arrangements

Guarantees

Santander has provided guarantees on the covenants, agreements, and our obligations under the governing documents of our warehouse facilities and privately issued amortizing notes. These guarantees are limited to our obligations as servicer.

Currently Outstanding Borrowing Arrangements

Santander has extended various credit facilities (the Santander Credit Facilities) to us.

•	Santander Consumer Funding 3 LLC (a subsidiary of SCUSA) has a committed facility of $1,750 million established with the New York Branch of Santander in December 2011. As of December 31, 2013, the balance of the line was $1,750 million. In 2013, we paid $30.7 million in interest and fees on this line of credit. As of December 31, 2014, the balance of the line was $1,750 million. In 2014, we paid $39.8 million in interest and fees on this line of credit. The effective interest rate on this facility in 2014 and 2013 was 2.33% and 2.09%, respectively. The current maturity of the facility is December 31, 2016.

•	Santander Consumer Funding 5 LLC (a subsidiary of SCUSA) has a committed facility of $1,750 million established with the New York Branch of Santander in December 2011. In 2013, the largest outstanding principal balance on this facility was $1,750 million and as of December 31, 2013, the balance of the line was $1,400 million. In 2013, we paid $19.3 million in interest and fees on this line of credit. In 2014, the largest outstanding principal balance on this facility was $1,750 million and as of December 31, 2014, the balance of the line was $1,140 million. In 2014, we paid $36.1 million in interest and fees on this line of credit. The effective interest rate on this facility in 2014 and 2013 was 2.85% and 2.58%, respectively. The current maturity of the facility is December 31, 2018.

•	Santander Consumer Captive Auto Funding LLC (a subsidiary of SCUSA) has a committed facility of $500 million established with the New York branch of Santander on May 31, 2013. As of December 31, 2013, the balance of the line was $500 million. In 2013, we paid $8.3 million in interest and fees on this line of credit. As of December 31, 2014, the balance of the line was $500 million. In 2014, we paid $14.3 million in interest and fees on this line of credit. The effective interest rate on this facility in 2014 and 2013 was 2.46% and 2.48%, respectively. The current maturity of the facility is December 31, 2016.

•

Santander Consumer Captive Auto Funding 5 LLC (a subsidiary of SCUSA) has a committed facility of $500 million established with the New York branch of Santander on May 31, 2013. In 2013, the largest outstanding principal balance on this facility was $280 million and as of December 31, 2013, the balance of the line was zero. In 2013, we paid $3.4 million in interest and fees on this line of credit. In 2014, the largest outstanding principal balance on this facility was $300 million and as of December 31, 2014, the balance of the line was zero. In 2014, we paid $2.2 million in interest and fees on this line of credit. The effective interest rate on this facility in 2014 and 2013 was 3.11% and 3.10%, respectively. The current maturity of the facility is December 31, 2018.

•	Santander Consumer ABS Funding 2, LLC (a subsidiary of SCUSA) has a committed facility of $300 million established with SHUSA on March 6, 2014. As of December 31, 2014, the balance was at $300 million. In 2014, we paid $4.2 million in interest and fees on this line of credit. The effective interest rate on this facility in 2014 was 1.71%. The current maturity of the facility is March 5, 2017.

Any secured drawings outstanding under the Santander Credit Facilities at the time of the facilities’ maturity will amortize to match the maturities and expected cash flows of the corresponding collateral. The current maturity of each facility is listed above. Santander has the option to allow us to renew these facilities. These facilities currently permit unsecured borrowing.

Previously Outstanding Borrowing Arrangements

In 2011, we had a $1,800 million line of credit with Santander’s New York Branch. On December 30, 2011, the line was terminated and replaced with a $1.0 billion line of credit maturing on December 31, 2014. We did not borrow on the new line of credit. On May 31, 2013, the new line of credit was terminated and replaced with the facilities extended to Santander Consumer Captive Auto Funding LLC and Santander Consumer Captive Auto Funding 5 LLC.

We had a $500 million letter of credit facility with Santander’s New York Branch. We did not use the letter of credit facility during 2013 or 2014. In 2013, we incurred $526,000 in fees on this facility. In 2014, we incurred $507,000 in fees on this facility. This facility expired on December 31, 2014.

Servicing Arrangements

We are under contract with SBNA to service the bank’s retail and recreational vehicle loan portfolio, which had a balance of $896 million as of December 31, 2014. For the years 2014, 2013 and 2012, SBNA paid $10.0 million, $14.8 million, and $29.3 million, respectively, to us with respect to this agreement.

Through September 30, 2014, we were under contract with SBNA to service the bank’s portfolio of Chrysler dealer loans either purchased from us or originated under a flow agreement with us. Effective October 1, 2014, this contract was terminated and replaced with a new contract which transferred the servicing of all Chrysler dealer loans from SCUSA to SBNA and required SBNA to pay SCUSA a one-time fee of $607,000 related to the transfer of such servicing. For 2014 and 2013, SBNA paid $8.9 million and $987,000, respectively, in servicing fees to us related to these loans. SBNA paid us a $9 million referral fee in June 2013 in connection with the flow agreement.

We service all Chrysler Capital consumer vehicle leases originated under a flow agreement with, or sold to, SBNA in 2014. As of December 31, 2014, this portfolio of serviced leases had a balance of $1,990 million. For 2014, SBNA paid us $27.5 million in origination and servicing fees related to these leases.

Employment of Family Members of Executive Officers

From time to time, we may employ individuals who are immediate family members of our executive officers or directors, but only if they are at least as qualified as other applicants.

We have employed Kenneth Dundon as our Senior Vice President, Originations. Kenneth Dundon is the brother of our Chairman and Chief Executive Officer, Thomas Dundon. For 2013, Kenneth Dundon received salary and benefits having an aggregate value of $325,261, and for 2014, received salary and benefits having an aggregate value of $349,856. We believe that the compensation paid to Kenneth Dundon is comparable to the compensation we pay to other employees in equivalent positions with similar levels of performance, skill and experience.

Other Agreements

•	We have had a strategic finance relationship with Bluestem Brands, Inc. (“Bluestem”) since April 2013. In November 2014, Capmark Financial Group Inc. (“Capmark”), a company of which affiliates of Centerbridge Partners, L.P. (“Centerbridge”) own an approximately 32% interest, acquired Bluestem. Before our IPO in January 2014, Centerbridge, through Sponsor Auto, was a major stockholder of ours. Further, Mr. Kabaker, a member of our board of directors, is a member of Centerbridge management and also serves on the board of directors of Capmark. During 2014, we originated approximately $343 million in loans under our agreement with Bluestem.

•	Produban Servicios Informaticos Generales, S.L., a Santander affiliate, is under contract with us to provide a videoconferencing system. Expenses incurred totaled $135,000, $152,000 and $148,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

•	We have entered into interest rate swaps and caps with Santander and its affiliates with a notional value of approximately $16.3 billion as of December 31, 2014. Interest expense on these agreements includes amounts totaling $44.4 million, $29.7 million and $54.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•	On December 21, 2012, we entered into a Master Services Agreement with a company in which we have a cost method investment and hold a warrant to increase our ownership if certain vesting conditions are satisfied. The Master Services Agreement enables us to review credit applications of retail store customers. We began reviewing applications under terms of this Agreement on October 24, 2013 and originated $17.4 million and $139,000 in loans in 2014 and 2013, respectively, under this agreement.

•	We pay certain expenses incurred by Mr. Dundon in the operation of his private plane when used for SCUSA business within the contiguous 48 states of the United States. Under this practice, payment is based on a set flight time hourly rate. During fiscal year 2013, the average flight time hourly rate was approximately $5,400, and we paid approximately $496,000 to Meregrass, Inc., a 135 charter company affiliated with Mr. Dundon that manages this operation, under this practice. During fiscal year 2014, the average flight time hourly rate was approximately $5,800, and we paid approximately $577,000 to Meregrass, Inc.

•	Two of the funds that invested in Sponsor Auto, CCP II Auto Holdings LLC and KKR 2006 Auto Holdings I LLC, also were the equity investors in two LLCs that were formed in 2011 and were consolidated in our financial statements due to our being the primary beneficiary of the entities. On August 30, 2013, the funds abandoned their interests in the entities, resulting in our having full ownership of the entities, which continue to be consolidated in our financial statements. Each fund’s investment in each LLC was $5,000. At the time the LLCs were formed, we entered into indemnification agreements with each of the funds whereby we reimbursed the funds, on a grossed-up basis, for all taxes they incurred related to their investments in the LLCs. Payments under these indemnification agreements have totaled $28,080,000, all of which was paid during the year ended December 31, 2012. In July 2013, we recovered $9,092,925 of this amount as a result of a tax refund to one of the funds. In November 2013, we recovered an additional $9,172,726 and in 2014, we recovered an additional $3,099,105. At December 31, 2014, we had a receivable of $5,503,816, representing the remaining amount of the indemnification payments that we expect to recover as the funds receive additional tax refunds. Additionally, one of the funds served as the managing member of the VIEs until the abandonment.

•	On October 21, 2013, we entered into a lease for approximately 373,000 square feet at a property that now serves as our corporate headquarters, and in which property Mr. Dundon, Mr. Kulas and Mr. Sanchez each have a minority equity investment. As of December 31, 2014, future minimum lease payments for the 12-year term of the lease total approximately $83.6 million. For the fiscal year 2014, we made $144,000 in lease payments on this property. We made no lease payments on this property in 2013.

Director Independence

Because SCUSA is a controlled company, we are exempt from the requirement in the NYSE Listed Company Rules that a majority of our directors must be independent. In addition, we are exempt from the requirement that our NGC and our Compensation Committee be composed solely of directors who meet additional, heightened independence standards applicable to members of such committees under the NYSE Listed Company Rules and the rules of the SEC. However, effective January 22, 2015, SCUSA is subject to the requirement that all members of the Audit Committee satisfy independence requirements set forth under the NYSE Listed Company Rules and meet the additional criteria for independence of audit committee members set forth in Rule of 10A-3(b)(1) under the Exchange Act.

In making independence determinations, the Board complies with all NYSE and SEC criteria and considers all relevant facts and circumstances. Under the NYSE Listed Company Rules, to be considered independent the director must not have a disqualifying relationship, as defined in the NYSE Listed Company Rules; and the Board must affirmatively determine that the director otherwise has no direct or indirect material relationship with the Company.

The Board has determined that Mr. Ferriss, Ms. Ueberroth, Mr. Hendry and Mr. Schoellkopf are independent as defined by the NYSE Listed Company Rules and the SEC’s rules. The Board has also determined that each member of the Audit Committee (Mr. Ferriss, Mr. Hendry and Mr. Schoellkopf) is an “audit committee financial expert” in accordance with the definition established by the SEC. Further, all of the directors, except for Mr. Dundon qualify as outside directors as defined by the NYSE Listed Company Rules.

ITEM 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered and expenses of Deloitte for the audits of our annual financial statements and the effectiveness of internal controls for the years ended December 31, 2014 and 2013, and fees billed for other services rendered and expenses of Deloitte during 2014 and 2013.

	2014	2013
Audit Fees(1)	$3,004,295	$2,002,100
Audit-Related Fees(2)	$1,820,261	$1,895,928
Tax Fees(3)	—	$30,000
All Other Fees	—	—

(1)	Represents fees billed for the audit of our financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q, and the audit of our internal controls over financial reporting.
(2)	Represents fees billed for assurance and consultative related services. Such services during 2014 and 2013 principally included attestation reports required under services agreements, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings and the Company’s initial public offering and certain other agreed upon procedures.
(3)	Represents fees billed for tax compliance, including review of tax returns, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee of the Board of Directors has implemented procedures under our Audit Committee Pre-Approval Policy for Audit and Non-Audit Services to ensure that all audit and permitted non-audit services provided to us are pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of an independent accountant for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before it may be provided by our independent accountant. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members when expedition of services is necessary.

All of the audit-related, tax and all other services provided by Deloitte to us in 2014 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the procedures contained in the Pre-Approval Policy. The Audit Committee has determined that all non-audit services provided by Deloitte in 2014 were compatible with maintaining its independence in the conduct of its auditing functions.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The financial statements are included in Item 8 of the Original Form 10-K.

2.	The financial statement schedules are included in Item 8 of the Original Form 10-K.

3.	The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the “Index to Exhibits for Santander Consumer USA Holdings Inc. 10-K/A.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April 2015.

Santander Consumer USA Holdings Inc.
(Registrant)

/s/ Thomas G. Dundon
Name:	Thomas G. Dundon
Title:	Chairman and Chief Executive Officer
Date:	April 29, 2015

INDEX TO EXHIBITS FOR SANTANDER CONSUMER USA HOLDINGS INC. 10-K/A(1)

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 15, 2014, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and SCUSA Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Santander Consumer USA Holdings Inc.’s Amendment No. 6 to the Registration Statement on Form S-1 filed on January 17, 2014, File No. 333-189807)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)

3.2	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on January 7, 2014, File No. 333-189807)

4.2	Form of Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)

4.3	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Eldridge Burns (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.4	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Matt Fitzgerald (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.5	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and James Fugitt (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.6	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Jason Grubb (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.7	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Rich Morrin (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.8	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Michelle Whatley (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.9	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Steve Zemaitis (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.10	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Jason Kulas (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

4.11	Form of Shareholders Agreement between Santander Consumer USA Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A filed on December 31, 2013, File No. 333-189807) #

4.12	Santander Consumer USA Holdings Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis. Santander Consumer USA Holdings Inc. agrees to furnish copies to the SEC on request.

Exhibit Number	Description

4.13	Form of Amendment No. 1 to Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc., Santander Consumer USA Holdings Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807) #

10.1	Investment Agreement, by and between Santander Consumer USA Inc. and Dundon DFS LLC, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.1 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012)

10.2	Investment agreement, by and among Santander Consumer USA Inc., Santander Holdings USA, Inc. and Sponsor Auto Financing Holdings Series LP, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.2 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012)

10.3	Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Eldridge A. Burns (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.4	Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason W. Grubb (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.5	Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason A. Kulas (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.6	Confidential Employment Agreement, dated August 24, 2011, by and between Santander Consumer USA Inc. and Richard Morrin (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 7, 2013, File No. 333-189807) #

10.7	Amended and Restated Employment Agreement, executed as of December 31, 2011, by and among Santander Consumer USA Inc., Banco Santander, S.A. and Thomas G. Dundon (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on July 7, 2013, File No. 333-189807) #

10.8	Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on July 7, 2013, File No. 333-189807) #

10.9	Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on July 7, 2013, File No. 333-189807) #

10.10	Master Private Label Financing Agreement, dated as of February 6,2013, by and between Santander Consumer USA Inc. and Chrysler Group LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A on November 22, 2013, File No. 333-189807) †

10.11	Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.12	Form of Restricted Stock Award Agreement (for Management) under the Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.13	Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.14	Form of Amendment No.1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan with each of Thomas G. Dundon, Jason A. Kulas, and Jason W. Grubb (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.15	Form of Amendment No. 1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (Optionees other than Thomas G. Dundon, and Jason W, Grubb) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.16	Santander Consumer USA Holdings Inc. Senior Executive Annual Bonus Plan (incorporated by reference on Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A on January 17, 2014, File No. 333-189807) #

Exhibit Number	Description

10.17	Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.18	Form of Time- and Performance-based Option Award Agreement (Series 3) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.19	Form of Time-Based Option Agreement (Series 2) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.20	Form of Restricted Stock Unit Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan # (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

10.21	Form of Long-Term Cash Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan # (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

10.22	Form of Nonqualified Stock Option Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan# (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

21.1	Subsidiaries of Santander Consumer USA Holdings Inc. (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

23.1	Consent of Deloitte & Touche LLP (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

31.3	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1

31.4	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

101.INS	XBRL Instance Document (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference from Santander Consumer USA Holdings Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2015)

#	Indicates management contract or compensatory plan or arrangement
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
(1)	As noted herein, certain documents incorporated by reference in this Exhibit Index have been filed previously by Santander Consumer USA Holdings Inc. with the Securities and Exchange Commission, Commission file number 001-36270.