Form 10-Q
period 2015-03-31
Santander Consumer USA Holdings Inc.
filed 2015-04-29
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•	we operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business;

•	adverse economic conditions in the United States and worldwide may negatively impact our results;

•	our business could suffer if our access to funding is reduced;

•	we face significant risks implementing our growth strategy, some of which are outside our control;

•	our agreement with Chrysler may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement;

•	our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;

•	our financial condition, liquidity, and results of operations depend on the credit performance of our loans;

•	loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business;

•
we are subject to certain bank regulations, including oversight by the OCC, the CFPB, the Bank of Spain, and the Federal Reserve, which oversight and regulation may limit certain of our activities, including the timing and amount of dividends and other limitations on our business; and

•	future changes in our relationship with Santander could adversely affect our operations.

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

ABS	Asset-backed securities
Advance Rate	The maximum percentage of unpaid principal balance that a lender is willing to lend.
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASU	Accounting Standards Update
BERC	Board Enterprise Risk Committee

Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SCUSA provides financing
Board	SCUSA’s Board of Directors
Capmark	Capmark Financial Group Inc., an investment company
CBP	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
Centerbridge	Centerbridge Partners, L.P., a private equity firm
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler	Chrysler Group LLC
Chrysler Agreement	Ten-year private-label financing agreement with Chrysler
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 10% of its original balance.
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk.
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer.
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010.
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECOA	Equal Credit Opportunity Act
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit.

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Line of Credit	A revolving line of credit that finances inventory until sold.
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
IPO	SCUSA's Initial Public Offering
ISDA	International Swaps and Derivative Association
LFS	Loss Forecasting Score
MEP	SCUSA's 2011 Management Equity Plan
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality.
NPWMD	Non-Proliferation of Weapons of Mass Destruction
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing.
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider.
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession.
Residual Value	The future value of a leased asset at the end of its lease term.

RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA and the majority owner of SCUSA. Formerly Sovereign Bank, N.A.
SCRA	Servicemembers Civil Relief Act
SCUSA	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander
SUBI	Special unit of beneficial interest (in a titling trust used to finance leases)
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SCUSA’s financing transactions
Turn-down	A program where by a lender has the opportunity to review a credit application for approval only after the primary lender or lenders have declined the application.
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations.

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$26,952	$33,157
Finance receivables held for sale	1,045,869	46,585
Finance receivables held for investment, net	24,650,372	23,915,551
Restricted cash - $42,570 and $44,805 held for affiliates, respectively	2,687,304	1,920,857
Accrued interest receivable	353,121	364,676
Leased vehicles, net	5,042,419	4,862,783
Furniture and equipment, net of accumulated depreciation of $48,996 and $45,768, respectively	45,353	41,218
Federal, state and other income taxes receivable	124,545	502,035
Related party taxes receivable	—	459
Deferred tax asset	19,367	21,244
Goodwill	74,056	74,056
Intangible assets	53,590	53,682
Due from affiliates	90,351	102,457
Other assets	452,272	403,416
Total assets	$34,665,571	$32,342,176
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$7,338,550	$6,402,327
Notes payable — secured structured financings	18,000,121	17,718,974
Notes payable — related party	4,375,000	3,690,000
Accrued interest payable	19,175	17,432
Accounts payable and accrued expenses	366,707	315,130
Federal, state and other income taxes payable	6,856	319
Deferred tax liabilities, net	509,428	492,303
Due to affiliates	47,812	48,688
Other liabilities	151,441	98,654
Total liabilities	30,815,090	28,783,827
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
350,010,317 and 349,029,766 shares issued and 349,958,176 and 348,977,625 shares outstanding, respectively	3,500	3,490
Additional paid-in capital	1,576,234	1,560,519
Accumulated other comprehensive income (loss)	(9,290)	3,553
Retained earnings	2,280,037	1,990,787
Total stockholders’ equity	3,850,481	3,558,349
Total liabilities and equity	$34,665,571	$32,342,176

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Interest on finance receivables and loans	$1,230,002	$1,140,329
Leased vehicle income	332,946	147,123
Other finance and interest income	7,341	250
Total finance and other interest income	1,570,289	1,287,702
Interest expense — Including $44,016 and $34,243 to affiliates, respectively	148,856	124,446
Leased vehicle expense	273,064	120,069
Net finance and other interest income	1,148,369	1,043,187
Provision for credit losses	605,981	698,594
Net finance and other interest income after provision for credit losses	542,388	344,593
Profit sharing	13,516	32,161
Net finance and other interest income after provision for credit losses and profit sharing	528,872	312,432
Investment gains, net	21,247	35,814
Servicing fee income — Including $5,024 and $2,224 from affiliates, respectively	24,803	10,405
Fees, commissions, and other — Including $5,849 and $3,910 from affiliates, respectively	101,133	89,304
Total other income	147,183	135,523
Salary and benefits expense	100,540	201,915
Repossession expense	58,826	48,431
Other operating costs — Including $371 and $295 to affiliates, respectively	86,013	68,102
Total operating expenses	245,379	318,448
Income before income taxes	430,676	129,507
Income tax expense	141,426	48,041
Net income	$289,250	$81,466

Net income	$289,250	$81,466
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $7,622 and $1,230	(12,843)	2,088
Comprehensive income	$276,407	$83,554
Net income per common share (basic)	$0.83	$0.23
Net income per common share (diluted)	$0.81	$0.23
Weighted average common shares (basic)	349,421,960	348,101,891
Weighted average common shares (diluted)	356,654,466	356,325,036

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2014	346,760	$3,468	$1,409,463	$(2,853)	$1,276,754	$2,686,832
Stock issued in connection with employee incentive compensation plans	2,007	20	16,390	—	—	16,410
Stock-based compensation expense	—	—	121,222	—	—	121,222
Net income	—	—	—	—	81,466	81,466
Other comprehensive income, net of taxes	—	—	—	2,088	—	2,088
Balance — March 31, 2014	348,767	$3,488	$1,547,075	$(765)	$1,358,220	$2,908,018

Balance — January 1, 2015	348,978	$3,490	$1,560,519	$3,553	$1,990,787	$3,558,349
Stock issued in connection with employee incentive compensation plans	980	10	11,640	—	—	11,650
Stock-based compensation expense	—	—	4,075	—	—	4,075
Net income	—	—	—	—	289,250	289,250
Other comprehensive loss, net of taxes	—	—	—	(12,843)	—	(12,843)
Balance — March 31, 2015	349,958	$3,500	$1,576,234	$(9,290)	$2,280,037	$3,850,481

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$289,250	$81,466
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	2,429	(5,058)
Provision for credit losses	605,981	698,594
Depreciation and amortization	297,521	139,158
Accretion of discount, net of amortization of capitalized origination costs	(234,055)	(197,943)
Originations and purchases of receivables held for sale	(720,145)	(1,267,304)
Proceeds from sales of and repayments on receivables held for sale	537,462	1,187,745
Investment gains, net	(21,247)	(35,814)
Stock-based compensation	4,075	121,222
Deferred tax expense (benefit)	24,463	(27,128)
Changes in assets and liabilities:
Accrued interest receivable	6,512	2,176
Accounts receivable	(3,726)	2,161
Federal income tax and other taxes	388,718	76,185
Other assets	7,063	(5,536)
Accrued interest payable	1,744	1,379
Other liabilities	62,587	106,364
Due to/from affiliates	(5,435)	(26,325)
Net cash provided by operating activities	1,243,197	851,342
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(4,986,961)	(4,361,549)
Collections on finance receivables held for investment	2,537,187	2,264,848
Proceeds from sale of loans held for investment	407,470	554,060
Leased vehicles purchased	(1,135,171)	(1,212,312)
Manufacturer incentives received	219,419	217,457
Proceeds from sale of leased vehicles	586,664	11,089
Change in revolving personal loans	(4,237)	13,493
Purchases of furniture and equipment	(4,844)	(7,443)
Sales of furniture and equipment	188	714
Change in restricted cash	(766,447)	(266,779)
Other investing activities	(1,533)	(4,391)
Net cash used in investing activities	(3,148,265)	(2,790,813)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	3,056,950	2,734,093
Payments on notes payable related to secured structured financings	(2,780,640)	(2,149,907)
Proceeds from unsecured notes payable	1,690,000	1,740,000
Payments on unsecured notes payable	(1,005,000)	(1,325,000)
Proceeds from notes payable	6,195,553	6,721,716
Payments on notes payable	(5,259,330)	(5,662,762)
Proceeds from stock option exercises, gross	9,161	13,071
Repurchase of stock - employee tax withholding	(164)	(5,908)
Cash collateral posted on cash flow hedges	(7,667)	(23,528)
Net cash provided by financing activities	1,898,863	2,041,775
Net increase (decrease) in cash and cash equivalents	(6,205)	102,304
Cash — Beginning of period	33,157	10,531
Cash — End of period	$26,952	$112,835

Noncash investing and financing transactions:
Transfer of retail installment contracts to repossessed vehicles	$415,983	$361,732

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
Santander Consumer USA Holdings Inc., a Delaware Corporation (together with its subsidiaries, “SCUSA” or “the Company”), is the holding company for Santander Consumer USA Inc., an Illinois corporation, and subsidiaries, a specialized consumer finance company focused on vehicle finance and personal lending products. The Company’s primary business is the indirect origination of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
In conjunction with the Chrysler Agreement, a ten-year private label financing agreement with Chrysler Group that became effective May 1, 2013, the Company offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it provides personal loans, private label credit cards and other consumer finance products.
As of March 31, 2015, the Company was owned approximately 60.3% by SHUSA, a subsidiary of Santander, approximately 29.6% by public shareholders, approximately 10.0% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s Chairman and CEO and approximately 0.1% by other holders, primarily members of senior management.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015.
Certain prior year amounts have been reclassified to conform to current year presentation; specifically, retail installment contracts held for investment, personal loans, receivables from dealers, and capital lease receivables, which previously were reported as separate line items in the condensed consolidated balance sheet, now are reported in aggregate in the condensed consolidated balance sheet as finance receivables held for investment, with disclosure of the components in Note 2 – Finance Receivables and Note 3 – Leases. Additionally, related-party assets and liabilities, which previously were disclosed separately within certain line items in the condensed consolidated balance sheet, are now reported as separate line items in the condensed consolidated balance sheet. The classification of related-party assets and liabilities reported in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 is as follows:

Related-Party Assets and Liabilities Classification as of
March 31, 2015	December 31, 2014
Related party taxes receivable	Federal, state and other income taxes receivable
Due from affiliates	Other assets
Notes payable – related party	Notes payable – credit facilities
Related party taxes payable	Federal, state and other income taxes payable
Due to affiliates	Accrued interest payable Accounts payable and accrued expenses Other liabilities
The reclassifications in the condensed consolidated balance sheets also are reflected in the corresponding categories in the condensed consolidated statements of cash flows.
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
Business Segment Information
The Company has one reportable segment: Consumer Finance, which includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes the Company’s personal loan and point-of-sale financing operations.
Accounting Policies
The Company has identified the following significant accounting policies and estimates used by management in the preparation of the Company’s financial statements: finance receivables (which includes retail installment contracts, personal loans, receivables from dealers and capital lease receivables), provision for credit losses, leased vehicles, income taxes, and earnings per share. As of March 31, 2015, there have been no significant changes to the Company's accounting policies as disclosed in the Company’s condensed consolidated financial statements for the year ended December 31, 2014.
Recently Adopted Accounting Standards
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as secured borrowings. This guidance became effective for the Company January 1, 2015 and implementation did not have a significant impact on the Company’s financial position, results of operations, or cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance currently is scheduled to become effective for fiscal years beginning after December 15, 2016; however, the FASB recently proposed a one-year deferral of the effective date, subject to due process. The Company does not expect the adoption to have a material impact to the condensed consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award That a Performance Target Could be Achieved after the Requisite Service Period. This standard affects entities that issue share-based payments when the terms of an award stipulate that a performance target could be achieved after an employee completes the requisite service period. This guidance is effective for fiscal years beginning after December

15, 2015. The Company is currently evaluating the impact of the adoption on its condensed consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. This standard simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP, and as a result, items that are both unusual and infrequent no longer will be separately reported net of tax after continuing operations. This guidance is effective for periods beginning after December 15, 2015. The Company does not expect the adoption to have a material impact to the condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for periods beginning after December 15, 2015. The Company is in the process of evaluating the impacts of the adoption of this ASU.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest. This ASU requires that debt issuance costs, as well as discounts arising from the imputation of interest, be recorded as part of the basis of the related note, rather than as a separate asset or liability. The guidance should be applied retrospectively and will be effective for fiscal years beginning after December 31, 2015. The Company does not expect the adoption to have a material impact to the condensed consolidated financial statements.

2.	Finance Receivables
Finance receivables held for investment includes individually acquired retail installment contracts and loans, purchased receivables portfolios, and capital leases (see Note 3). The Company's portfolio of individually acquired retail installment contracts and loans held for investment was comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	25,506,977	102,410	2,115,496
Credit loss allowance (Note 4)	(2,822,712)	(1,130)	(352,878)
Discount	(606,576)	—	(1,972)
Capitalized origination costs and fees	43,663	—	1,291
Net carrying balance	$22,121,352	$101,280	$1,761,937

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 4)	(2,726,338)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,270,586	$99,490	$1,779,777

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unpaid principal balance	$687,590	$846,355

Outstanding recorded investment	$720,731	$873,134
Less: Impairment	(183,537)	(189,275)
Outstanding recorded investment, net of impairment	$537,194	$683,859

As of March 31, 2015, retail installment contracts and receivables from dealers held for sale totaled $1,044,781 and $1,088, respectively. As of December 31, 2014, retail installment contracts and receivables from dealers held for sale totaled $45,424 and $1,161, respectively. Sales of retail installment contracts for the three months ended March 31, 2015 and 2014 included principal balance amounts of $919,078 and $1,685,723, respectively. The Company retains servicing of sold retail installment contracts and was servicing $7,498,092 and $7,372,884 as of March 31, 2015 and December 31, 2014, respectively, of contracts sold to unrelated third parties. Proceeds from sales of charged off assets for the three months ended March 31, 2015 and 2014 were $38,376 and zero, respectively.
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 5). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, $876,888 and $816,100 of the unpaid principal balance represented fleet contracts with commercial borrowers as of March 31, 2015 and December 31, 2014, respectively.
Borrowers on the Company’s retail installment contracts held for investment are located in Texas (18%), Florida (11%), California (9%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at March 31, 2015 and December 31, 2014, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018.
The remaining receivables from dealers held for investment are all Chrysler-related. Borrowers on these Chrysler dealer receivables are located in Ohio (31%), Virginia (21%), California (15%), New York (13%), Tennessee (8%), Louisiana (6%), and other states each individually representing less than 5% of the Company’s total.
Borrowers on the Company’s personal loans are located in California (11%), New York (8%), Texas (8%), Florida (7%), and other states each individually representing less than 5% of the Company’s total.
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Balance — beginning of period	$264,416	$403,400
Additions (loans acquired during the period)	—	—
Accretion of accretable yield	(26,905)	(65,046)
Reclassifications from nonaccretable difference	6,144	24,469
Balance — end of period	$243,655	$362,823
During the three months ended March 31, 2015 and 2014, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Leased vehicles	$6,687,042	$6,309,096
Origination fees and other costs	7,704	4,190
Manufacturer subvention payments	(660,638)	(645,874)
	6,034,108	5,667,412
Less: accumulated depreciation	(991,689)	(804,629)
	$5,042,419	$4,862,783
On March 31, 2015, the Company executed a bulk sale of Chrysler Capital leases with a depreciated net capitalized cost of $561,334 and a net book value of $488,919 to a third party. SCUSA retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, this sale generated a large taxable gain that the Company has deferred through a qualified like-kind exchange program. In order to qualify for this deferral, the proceeds from the sale (along with the proceeds from recent lease terminations for which the Company also intends to defer the taxable gain) are held in a qualified exchange account, which is classified as restricted cash, until reinvested in new lease originations.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2015:

Remainder of 2015	$752,063
2016	869,056
2017	405,463
2018	40,153
2019	56
Thereafter	4
Total	$2,066,795
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Gross investment in capital leases	$212,898	$137,543
Origination fees and other	164	78
Less unearned income	(69,271)	(46,193)
Net investment in capital leases before allowance	143,791	91,428
Less: allowance for lease losses	(15,182)	(9,589)
Net investment in capital leases	$128,609	$81,839

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of March 31, 2015:

Remainder of 2015	$38,906
2016	51,876
2017	51,826
2018	50,628
2019	19,661
Thereafter	1
Total	$212,898

4.	Credit Loss Allowance and Credit Quality
Credit Loss Allowance
The Company estimates credit losses on individually acquired retail installment contracts and personal loans held for investment based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings, and individually evaluates the loans for specific impairment as necessary. The credit loss allowance for receivables from dealers is comprised entirely of general allowances as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired loans for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,726,338	$674	$348,660	$2,132,634	$1,090	$179,350
Provision for credit losses	507,148	456	97,703	656,706	(55)	62,129
Charge-offs	(926,993)	—	(99,690)	(752,565)	—	(40,948)
Recoveries	543,336	—	6,205	407,777	—	2,659
Transfers to held-for-sale	(27,117)	—	—	—	—	—
Balance — end of period	$2,822,712	$1,130	$352,878	$2,444,552	$1,035	$203,190

The impairment activity related to purchased receivables portfolios for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Balance — beginning of period	$188,639	$226,356
Incremental provisions for purchased receivables portfolios	300	1,325
Incremental reversal of provisions for purchased receivables portfolios	(5,402)	(21,511)
Balance — end of period	$183,537	$206,170

The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status, loss experience to date, and consideration of similarity between this portfolio and individually acquired retail installment contracts as well as various economic factors. The activity in the lease loss allowance for capital leases for the three months ended March 31, 2015 was as follows:

Balance — beginning of period	$9,589
Provision for lease losses	5,776
Charge-offs	(1,997)
Recoveries	1,814
Balance — end of period	$15,182

Delinquencies

Retail installment contracts and personal amortizing term loans are classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status, the Company returns to accruing interest on the contract. The accrual of interest on revolving personal loans continues until the loan is charged off. A summary of delinquencies as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015
	Retail Installment Contracts Held for Investment			Personal Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$1,716,139	$83,607	$1,799,746	$58,389
Delinquent principal over 60 days	729,274	43,414	772,688	140,636
Total delinquent principal	$2,445,413	$127,021	$2,572,434	$199,025

	December 31, 2014
	Retail Installment Contracts Held for Investment			Personal Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,319,203	$131,634	$2,450,837	$52,452
Delinquent principal over 60 days	1,030,580	72,473	1,103,053	138,400
Total delinquent principal	$3,349,783	$204,107	$3,553,890	$190,852

The balances in the above tables reflect total principal rather than net investment; the difference is considered insignificant. As of March 31, 2015 and December 31, 2014, no receivables from dealers were 31 days or more delinquent.

As of March 31, 2015 and December 31, 2014, there were no receivables from dealers or receivables held for sale that were non-performing. Delinquencies on the capital lease portfolio, which began in 2014, were immaterial as of March 31, 2015 and December 31, 2014.
FICO® Distribution — A summary of the credit risk profile of the Company’s consumer loans by FICO® distribution, determined at origination, as of March 31, 2015 and December 31, 2014 was as follows:

March 31, 2015
FICO Band	Retail Installment Contracts Held for Investment (a)	Personal Loans (b)
<540	28.1%	3.2%
540-599	34.2%	19.2%
600-639	20.5%	21.1%
>640	17.2%	56.5%

December 31, 2014
FICO Band	Retail Installment Contracts Held for Investment (a)	Personal Loans (b)
<540	26.4%	3.3%
540-599	32.6%	20.1%
600-639	20.5%	21.4%
>640	20.5%	55.2%

(a)	Excluded from the FICO distribution is $3,414,726 and $2,945,297 as of March 31, 2015 and December 31, 2014, respectively, as the borrowers on these loans did not have FICO scores at origination.

(b)	Excluded from the FICO distribution is an insignificant amount of loans to borrowers that did not have FICO scores at origination.

Commercial Lending Credit Quality Indicators — The credit quality of receivables from dealers, which are considered commercial loans, is summarized according to standard regulatory classifications as follows:
Pass — Asset is well-protected by the current net worth and paying capacity of the obligor or guarantors, if any, or by the fair value less costs to acquire and sell any underlying collateral in a timely manner.
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
As discussed in Note 2, the Company has $876,888 of fleet retail installment contracts with commercial consumers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of March 31, 2015, $908 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.
Commercial loan credit quality indicators for receivables from dealers held for investment as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Pass	$98,087	$97,903
Special Mention	4,323	2,261
Substandard	—	—
Doubtful	—	—
Loss	—	—
	$102,410	$100,164

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. For personal loans, restructurings due to credit counseling or hardship also are considered TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance. As of March 31, 2015 and December 31, 2014, there were no receivables from dealers classified as a TDR.
The table below presents the Company’s TDRs as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment	$4,616,216	$17,261	$4,207,037	$17,356
Impairment	(878,278)	(6,904)	(797,240)	(6,939)
Outstanding recorded investment, net of impairment	$3,737,938	$10,357	$3,409,797	$10,417

A summary of the Company’s delinquent TDRs at March 31, 2015 and December 31, 2014, is as follows:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Principal, 31-60 days past due	$819,597	$1,685	$929,095	$1,595
Delinquent principal over 60 days	400,790	5,245	515,235	5,131
Total delinquent TDR principal	$1,220,387	$6,930	$1,444,330	$6,726

A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. Consistent with other of the Company’s retail installment contracts, TDRs are placed on nonaccrual status when the account becomes past due more than 60 days, and returns to accrual status when the account is 60 days or less past due. Average recorded investment and income recognized on TDR loans are as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$3,573,868	$10,387	$2,707,637	$8,996
Interest income recognized	$196,976	$589	$120,451	$329

TDR Impact on Allowance for Credit Losses
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.

The following table summarizes the financial effects of TDRs that occurred during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$875,809	$5,394	$624,009	$11,495
Outstanding recorded investment after TDR	$874,371	$5,356	$581,053	$11,336
Number of contracts	52,319	4,468	39,229	14,829

A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2015 and 2014 are summarized in the following table:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$158,518	$1,411	$11,389	(a)
Number of contracts	11,654	1,411	1,348	(a)

(a)	Subsequent defaults on personal loan TDRs were insignificant for the three months ended March 31, 2014.

5.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2015	$388,435	$500,000	0.98%	$558,135	$—
Warehouse line (a)	Various	890,965	1,247,302	1.00%	1,305,875	32,484
Warehouse line (b)	June 2016	2,465,041	4,300,000	0.93%	3,719,820	85,180
Warehouse line	December 2016	1,575,977	2,500,000	1.05%	2,222,916	46,853
Warehouse line	July 2015	—	500,000	—	—	—
Warehouse line (c)	September 2015	199,980	200,000	2.00%	351,512	15,926
Repurchase facility (d)	Various	892,571	892,571	1.64%	—	32,936
Warehouse line (e)	March 2016	—	750,000	—	—	—
Warehouse line (f)	November 2016	175,000	175,000	1.73%	—	—
Warehouse line (c)	October 2016	249,987	250,000	2.05%	308,279	19,139
Warehouse line (f)	November 2016	250,000	250,000	1.73%	—	2,500
Repurchase facility (g)	May 2015	250,594	250,594	1.02%	—	—
Total facilities with third parties		7,338,550	11,815,467		8,466,537	235,018
Lines of credit with Santander and related subsidiaries (h):
Line of credit	December 2016	500,000	500,000	2.47%	1,074	—
Line of credit	December 2018	250,000	500,000	3.23%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.36%	—	—
Line of credit	December 2018	1,575,000	1,750,000	2.82%	7,076	—
Line of credit	March 2017	300,000	300,000	1.72%	—	—
Total facilities with Santander and related subsidiaries		4,375,000	4,800,000		8,150	—
Total revolving credit facilities		$11,713,550	$16,615,467		$8,474,687	$235,018

(a)
Half of the outstanding balance on this facility matures in April 2015 and half in March 2016. On April 20, 2015, this facility was extended such that half matures in March 2016 and half matures in March 2017.

(b)	This line is held exclusively for Chrysler Capital retail loan and lease financing.

(c)	This line is held exclusively for personal term loans.

(d)	The repurchase facility is collateralized by securitization notes payable retained by the Company. This facility has rolling 30-day and 90-day maturities.

(e)	On April 1, 2015, the maturity date of this facility was extended to March 2017.

(f)	This line is collateralized by residuals retained by the Company.

(g)	This line is collateralized by securitization notes payable retained by the Company.

(h)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of March 31, 2015 and December 31, 2014, $2,680,814 and $2,152,625, respectively, of the aggregate outstanding balances on these facilities were unsecured.

	December 31, 2014
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2015	$243,736	$500,000	1.17%	$344,822	$—
Warehouse line	Various	397,452	1,244,318	1.26%	589,529	20,661
Warehouse line	June 2016	2,201,511	4,300,000	0.98%	3,249,263	65,414
Warehouse line	June 2016	1,051,777	2,500,000	1.06%	1,481,135	28,316
Warehouse line	July 2015	—	500,000	—	—	—
Warehouse line	September 2015	199,980	200,000	1.96%	351,755	13,169
Repurchase facility	Various	923,225	923,225	1.63%	—	34,184
Warehouse line	December 2015	468,565	750,000	0.93%	641,709	16,467
Warehouse line	November 2016	175,000	175,000	1.71%	—	—
Warehouse line	October 2016	240,487	250,000	2.02%	299,195	17,143
Warehouse line	November 2016	250,000	250,000	1.71%	—	2,500
Warehouse line	March 2015	250,594	250,594	0.98%	—	—
Total facilities with third parties		6,402,327	11,843,137		6,957,408	197,854
Lines of credit with Santander and related subsidiaries:
Line of credit	December 2016	500,000	500,000	2.46%	1,340	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.33%	—	—
Line of credit	December 2018	1,140,000	1,750,000	2.85%	9,701	—
Line of credit	March 2017	300,000	300,000	1.71%	—	—
Total facilities with Santander and related subsidiaries		3,690,000	4,800,000		11,041	—
Total revolving credit facilities		$10,092,327	$16,643,137		$6,968,449	$197,854

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
The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and December 31, 2018, respectively. Santander has the option to continue to renew the term of these facilities annually going forward, thereby maintaining the three- and five-year maturities. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
Secured Structured Financings

The following table presents information regarding secured structured financings as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2011 Securitizations	June 2016 -September 2017	$340,146	$3,536,550	1.21% - 2.02%	$591,769	$118,104
2012 Securitizations	November 2017 - December 2018	1,963,264	8,023,840	0.92% - 1.68%	2,622,237	325,228
2013 Securitizations	January 2019 - January 2021	3,031,810	6,689,700	0.89% - 1.59%	3,762,550	334,321
2014 Securitizations	August 2018 - January 2021	4,579,011	6,800,420	1.16% - 1.72%	5,553,720	403,805
2015 Securitizations	April 2021 - July 2022	1,919,496	1,962,380	1.39% - 1.97%	2,346,548	119,978
Public securitizations (a)		11,833,727	27,012,890		14,876,824	1,301,436
2010 Private issuances (b)	June 2011	156,859	516,000	1.29%	287,477	8,468
2011 Private issuances	December 2018	701,700	1,700,000	1.46%	1,160,946	56,333
2012 Private issuances	May 2016	2,698	70,308	1.07%	8,904	995
2013 Private issuances (c)	September 2018 - September 2020	2,487,845	2,693,754	1.13% - 1.38%	3,487,720	121,222
2014 Private issuances	November 2015 - December 2021	2,324,876	3,519,049	1.05% - 1.85%	3,177,351	120,187
2015 Private issuances	March 2018	492,416	493,750	1.44%	692,871	15,601
Privately issued amortizing notes		6,166,394	8,992,861		8,815,269	322,806
Total secured structured financings		$18,000,121	$36,005,751		$23,692,093	$1,624,242

(a)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

(b)	This securitization was amended in May 2014 resulting in additional borrowings and an extended maturity date of May 2015.

(c)	In March 2015, the Company advanced an additional $609,571 on private issuances originally executed in 2013.

	December 31, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	November 2017	$81,907	$1,632,420	1.04%	$234,706	$58,740
2011 Securitizations	June 2016 - September 2017	421,315	3,536,550	1.21%-2.80%	699,875	115,962
2012 Securitizations	November 2017 - December 2018	2,296,687	8,023,840	0.92%-1.68%	3,006,426	318,373
2013 Securitizations	January 2019 - January 2021	3,426,242	6,689,700	0.89%-1.59%	4,231,006	320,182
2014 Securitizations	August 2018 - January 2021	5,211,346	6,800,420	1.16%-1.72%	6,173,229	370,790
Public securitizations (a)		11,437,497	26,682,930		14,345,242	1,184,047
2010 Private issuances	June 2011	172,652	516,000	1.29%	303,361	8,009
2011 Private issuances	December 2018	859,309	1,700,000	1.46%-1.80%	1,316,903	52,524
2012 Private issuances	May 2016	5,682	70,308	1.07%	11,760	1,086
2013 Private issuances	September 2018 - September 2020	2,629,278	2,693,754	1.13%-1.38%	3,703,685	98,063
2014 Private issuances	November 2015 - December 2021	2,614,556	3,519,049	1.05%-1.85%	3,779,288	121,356
Privately issued amortizing notes		6,281,477	8,499,111		9,114,997	281,038
Total secured structured financings		$17,718,974	$35,182,041		$23,460,239	$1,465,085

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances generally are collateralized by vehicle retail installment contracts and loans; however, private issuances also may be collateralized by vehicle leases.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended March 31, 2015 and 2014 was $60,852 and $59,862, respectively.

6.	Variable Interest Entities
The Company transfers retail installment contracts and leased vehicles into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, except for the Chrysler Capital securitizations, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and, except for Chrysler Capital securitizations, are consolidated because the Company has: (a) power over the significant activities of each entity as servicer of its financial assets and (b) through the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from each VIE which are potentially significant to the VIE. The Company does not retain any debt or equity interests in its Chrysler Capital securitizations, and records these transactions as sales of the associated retail installment contracts.
Revolving credit facilities generally also utilize Trusts that are considered VIEs. The collateral, borrowings under credit facilities and securitization notes payable of the Company's consolidated VIEs remain on the condensed consolidated balance sheets. The Company recognizes finance charges and fee income on the retail installment contracts and leased vehicles and interest expense on the debt, and records a provision for credit losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by them and are not available to other creditors.
The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. The titling trust, and each SUBI in the titling trust, such as those formed to facilitate the transfer of leased vehicles to financing facilities or other parties, is considered a VIE.
On-balance sheet variable interest entities
The following table summarizes the assets and liabilities related to VIEs included in the Company’s condensed consolidated financial statements:

	March 31, 2015	December 31, 2014
Restricted cash	$1,852,825	$1,626,257
Finance receivables held for investment, net	21,823,803	21,366,121
Leased vehicles, net	5,042,419	4,862,783
Various other assets	2,393,301	1,301,992
Notes payable	29,695,230	27,796,999
Various other liabilities	2,086	—

Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying condensed consolidated balance sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by U.S. GAAP.

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2015 and December 31, 2014, the Company was servicing $26,187,346 and $24,611,624, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the three months ended March 31, 2015 and 2014, is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Assets securitized	$3,981,855	$3,316,248

Net proceeds from new securitizations (a)	$3,060,862	$2,734,093
Cash received for servicing fees (b)	159,802	145,772
Cash received upon release from reserved and restricted cash accounts (b)	—	749
Net distributions from Trusts (b)	300,487	320,861
Total cash received from Trusts	$3,521,151	$3,201,475

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.
Off-balance sheet variable interest entities
The Company has completed sales to VIEs that met sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of the transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's condensed consolidated balance sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation. The Company also recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold.
During the three months ended March 31, 2014, the Company sold $774,183 of gross retail installment contracts to a VIE in an off-balance sheet securitization for a gain of $32,538. The Company executed no off-balance sheet securitizations during the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, the Company was servicing $1,936,169 and $2,157,808, respectively, of gross retail installment contracts that have been sold in this and other off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Receivables securitized	$—	$774,183

Net proceeds from new securitizations	$—	$815,850
Cash received for servicing fees	5,304	2,788
Total cash received from securitization trusts	$5,304	$818,638

7.	Derivative Financial Instruments
Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written in order to offset the interest rate cap agreements, and a total return swap, are not designated as hedges for accounting purposes. The underlying notional amounts and aggregate fair values of these agreements at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$7,995,000	$(16,415)	$8,020,000	$3,827
Interest rate swap agreements not designated as hedges	2,939,000	(14,767)	3,206,000	(12,175)
Interest rate cap agreements	8,098,762	31,585	7,541,385	49,762
Options for interest rate cap agreements	8,098,762	(31,614)	7,541,385	(49,806)
Total return swap	250,594	(1,422)	250,594	(1,736)

See Note 13 for additional disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
In March 2014, the Company entered into a financing arrangement with a third party whereby the Company pledged certain bonds retained in its own securitizations in exchange for $250,594 in cash. In conjunction with the financing arrangement, the Company entered into a total return swap related to the bonds as an effective avenue to monetize the Company’s retained bonds as a source of financing. The Company will receive the fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points. In addition, at maturity, the Company will receive a payment from, or make a payment to, the counterparty based on the change in fair value of the bonds during the term of the facility. Throughout the term of the facility, the party in a net liability position must post collateral. The Company has the ability to substitute collateral and may do so if a bond is set to begin amortizing. Alternatively, the amortization may be utilized to reduce the notional amount of the facility.

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2015 and December 31, 2014.
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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2015 and December 31, 2014:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015
Interest rate swaps - Santander & affiliates	$111	$—	$111	$—	$—	$111
Interest rate swaps - third party	—	—	—	—	—	—
Interest rate caps - Santander & affiliates	22,310	—	22,310	—	—	22,310
Interest rate caps - third party	9,275	—	9,275	—	—	9,275
Total derivatives subject to a master netting arrangement or similar arrangement	31,696	—	31,696	—	—	31,696
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$31,696	$—	$31,696	$—	$—	$31,696
Total financial assets	$31,696	$—	$31,696	$—	$—	$31,696

December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946	—	—	2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2015
Interest rate swaps - Santander & affiliates	$22,063	$(13,480)	$8,583	$—	$—	$8,583
Interest rate swaps - third party	9,230	(5,091)	$4,139	$—	$—	$4,139
Back to back - Santander & affiliates	22,310	(22,310)	$—	—	—	—
Back to back - third party	9,304	(9,304)	$—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	$62,907	$(50,185)	$12,722	$—	$—	$12,722
Total return swap	$1,422	$(1,422)	$—	$—	$—	$—
Total derivatives not subject to a master netting arrangement or similar arrangement	$1,422	$(1,422)	$—	$—	$—	$—
Total derivative liabilities	$64,329	$(51,607)	$12,722	$—	$—	$12,722
Total financial liabilities	$64,329	$(51,607)	$12,722	$—	$—	$12,722

December 31, 2014
Interest rate swaps - Santander & affiliates	15,783	(4,308)	11,475	—	—	11,475
Interest rate swaps - third party	719	(191)	528	—	—	528
Back to back - Santander & affiliates	35,602	(35,602)	—	—	—	—
Back to back - third party	14,204	(14,204)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	66,308	(54,305)	12,003	—	—	12,003
Total return swap	1,736	(1,736)	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	1,736	(1,736)	—	—	—	—
Total derivative liabilities	68,044	(56,041)	12,003	—	—	12,003
Total financial liabilities	68,044	(56,041)	12,003	—	—	12,003

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(31,536)	$(11,071)
Derivative instruments not designated as hedges	$(2,429)

	Three Months Ended March 31, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$138	$654	$(2,664)
Derivative instruments not designated as hedges	$5,189

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three months ended March 31, 2015 and 2014.

8.	Other Assets
Other assets were comprised as follows:

	March 31, 2015	December 31, 2014
Upfront fee (a)	$121,250	$125,000
Vehicles (b)	159,613	134,926
Manufacturer subvention payments receivable (a)	101,551	70,213
Accounts receivable	22,166	18,440
Prepaids	36,175	35,906
Derivative assets (Note 7)	9,275	17,106
Other	2,242	1,825
	$452,272	$403,416

(a)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for Chrysler, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

(b)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

9.	Income Taxes
The Company recorded income tax expense of $141,426 (32.8% effective tax rate) and $48,041 (37.1% effective tax rate) during the three months ended March 31, 2015 and 2014, respectively. The decrease in effective tax rate year over year is primarily due to discrete adjustments related to stock compensation, state rate changes due to geographic earnings mix, and laws guiding state apportionment.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At March 31, 2015 and December 31, 2014, the Company had a net receivable from affiliates under the tax sharing agreement of zero and $459, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheets.
Significant judgment is required in evaluating and reserving for uncertain tax positions. Although management believes adequate reserves have been established for all uncertain tax positions, the final outcomes of these matters may differ. Management does not believe the outcome of any uncertain tax position, individually or combined, will have a material effect on the results of operations. The reserve for uncertain tax positions, as well as associated penalties and interest, is a component of the income tax provision.

10.	Commitments and Contingencies
The Company is obligated to make purchase price holdback payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SCUSA also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer's established credit limit.
Under terms of agreements with a peer-to-peer personal lending platform company, the Company has committed to purchase at least the lesser of $30,000 per month or 75% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations through July 2015, and the lesser of $30,000 per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days’ notice.
The Company committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, the Company has not recorded an allowance for unfunded commitments. As of March 31, 2015 and December 31, 2014, the Company was obligated to purchase $6,431 and $7,706, respectively, in receivables that had been originated by the retailer but not yet purchased by SCUSA. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold.
Under terms of an application transfer agreement with an OEM, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.
The Company has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee to inception of the contract. There were downward adjustments of $147 and $1,920 for the three months ended March 31, 2015 and 2014, respectively.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of March 31, 2015, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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

The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis.
The Company provides SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's condensed consolidated balance sheets. The Company additionally has agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement since September 24, 2014 for which SBNA and the Company had differing residual value expectations at lease inception.
In connection with the bulk sale of Chrysler Capital leases (Note 3), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated fair value of this guarantee was $1,992 as of March 31, 2015 (Note 13).
On March 31, 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company is committed to selling at least $200,000 of charged off loan receivables in bankruptcy status.

Legal Proceedings

Periodically, the Company is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York. On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company's initial public offering. Each lawsuit was brought by a purported stockholder of the Company seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the initial public offering. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning the Company’s auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief. On February 17, 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice.

Further, the Company is party to or are otherwise involved periodically in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under FIRREA requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the Commission requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation.

On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the SCRA. The consent order requires SCUSA to pay a civil fine in the amount of $55, as well as at least $9,360 to affected service members consisting of $10 plus compensation for any lost equity (with interest) for each repossession by SCUSA and $5 for each instance where SCUSA sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires the Company to undertake additional remedial measures.

The Company does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Line of credit agreement with Santander - New York Branch (Note 5)	$25,484	$24,874
Line of credit agreement with SHUSA (Note 5)	1,290	363
Letter of credit facility with Santander - New York Branch	—	125
Accrued interest for affiliate lines/letters of credit at March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015	December 31, 2014
Line of credit agreement with Santander - New York Branch (Note 5)	$8,670	$7,750
Line of credit agreement with SHUSA (Note 5)	230	242
Letter of credit facility with Santander - New York Branch	—	128
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $15,865,525 and $16,330,771 at March 31, 2015 and December 31, 2014, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $41,360 and $32,118 at March 31, 2015 and December 31, 2014, respectively. Interest expense on these agreements includes amounts totaling $17,242 and $8,881 for the three months ended March 31, 2015 and 2014, respectively.
Until October 1, 2014, the Company had an agreement with SBNA whereby the Company provided SBNA with the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elected, to provide the proposed financing. The Company provided servicing on all loans originated under this arrangement and was eligible to receive a servicer performance payment based on performance of the serviced loans. The Company also provided servicing on dealer loans sold to SBNA that were not subject to the servicer performance payment. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $801 for the three months ended

March 31, 2014, and the Company received $464 for the three months ended March 31, 2014 in servicer performance payments.
Effective October 1, 2014, the origination and servicing agreements were terminated and replaced with revised agreements requiring SCUSA to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and requiring SBNA to pay SCUSA a Relationship Management Fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. As of March 31, 2015 and December 31, 2014, the Company had relationship management fees receivable from SBNA of $472 and $450, respectively. The Company recognized $1,623 of relationship management fee income for the three months ended March 31, 2015. These agreements also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SCUSA, from SCUSA to SBNA. Servicing fee expense under this new agreement totaled $86 for the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, the Company had $30 and $28, respectively, of servicing fees payable to SBNA.

The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to SCUSA in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of March 31, 2015 and December 31, 2014, the unamortized fee balance was $7,425 and $7,650, respectively. The Company recognized $225 of income related to the referral fee for each of the quarters ended March 31, 2015 and 2014.

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $1,944 and $865 for the three months ended March 31, 2015 and 2014, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Total serviced portfolio	$843,475	$896,300
Cash collections due to owner	22,874	21,415
Servicing fees receivable	2,073	2,171
During 2014, the Company entered into a flow agreement with SBNA whereby SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and receives an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays Chrysler on behalf of SBNA for residual gains and losses on the flowed leases. The Company also services leases it sold to SBNA in 2014. Origination and servicing fee income recognized on leases originated and serviced for SBNA totaled $5,624 and $1,457, respectively, for the three months ended March 31, 2015 and $3,685 and $94, respectively, for the three months ended March 31, 2014. Other information on the consumer vehicle lease portfolio serviced for SBNA as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Total serviced portfolio	$2,328,240	$1,989,967
Lease fundings due from owner	6,038	3,365
Origination and servicing fees receivable	3,169	10,345
Revenue share reimbursement receivable	3,345	1,694

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SCUSA indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At time of the agreement, SCUSA established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SCUSA, in the case of payments and sale proceeds. As of March 31, 2015 and December 31, 2014, the balance in the collateral account was $42,570 and $44,805, respectively.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of data processing, communications and other expenses, totaled $102 and $22 for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015 and 2014, the Company originated $7,626 and $704, respectively, in personal revolving loans under terms of an MSA with a company in which it has a cost method investment of $6,000 and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SCUSA to review credit applications of retail store customers.

The Company paid certain expenses incurred by the Company's Chairman and CEO in the operation of a private plane in which he owns a partial interest when used for SCUSA business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate, and the amount of reimbursement is not subject to a maximum cap per fiscal year. For the three months ended March 31, 2015 and 2014, the Company paid $183 and $273, respectively, to Meregrass, Inc., the company managing the plane's operations, with an average rate of $5.8 per hour.
The following members of management have a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters: Chairman and CEO, President and Chief Financial Officer, and a member of the Board of Directors who is also a Santander employee. For the three months ended March 31, 2015 and 2014, the Company paid $522 and zero in lease payments on this property. Future minimum lease payments for the 12 year term of the lease total $83,033.

The Company is party to certain agreements with a third party retailer whereby the Company is committed to purchase receivables originated by the retailer for an initial term ending in April 2020 and renewable through April 2022 at the retailer's option. In November 2014, Capmark, a company of which affiliates of Centerbridge own an approximately 32% interest, acquired the retailer. Prior to SCUSA's IPO in January 2014, Centerbridge had a 7% indirect ownership interest in SCUSA. Immediately after the IPO, Centerbridge had an approximately 1% interest in SCUSA, which had decreased to less than 1% by December 31, 2014 and further decreased to zero in the first quarter of 2015. Further, a member of SCUSA's board of directors is a member of Centerbridge management and also serves on the board of directors of Capmark. During the three months ended March 31, 2015, the Company advanced $158,229 to, and received $277,360 in payments on, receivables originated under its agreements with the retailer.
At March 31, 2015 and December 31, 2014, the Company had tax indemnification payments receivable of $5,472 and $5,504, respectively, representing reimbursement of tax indemnification payments made to the original equity investors in two investment partnerships now owned by the Company. One of the investors, Centerbridge, also was an investor in SCUSA until the first quarter of 2015. These payments are expected to be recovered through tax refunds passed through to the Company as the original investors recognize tax losses related to the investments.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

For the three months ended March 31, 2015, the calculation of earnings per share excludes 1,512,091 employee stock option awards as the effect of those securities would be anti-dilutive.

	Three Months Ended March 31,
	2015	2014
Earnings per common share
Net income	$289,250	$81,466
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	348,955	347,518
Weighted average number of participating restricted common shares outstanding (in thousands)	467	584
Weighted average number of common shares outstanding (in thousands)	349,422	348,102
Earnings per common share	$0.83	$0.23
Earnings per common share - assuming dilution
Net income	$289,250	$81,466
Weighted average number of common shares outstanding (in thousands)	349,422	348,102
Effect of employee stock-based awards (in thousands)	7,232	8,223
Weighted average number of common shares outstanding - assuming dilution (in thousands)	356,654	356,325
Earnings per common share - assuming dilution	$0.81	$0.23

13.	Fair Value of Financial Instruments
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
Fair value estimates, methods, and assumptions are as follows:

		March 31, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$26,952	$26,952	$33,157	$33,157
Receivables held for sale (b)	2	1,045,869	1,102,620	46,585	46,585
Finance receivables held for investment, net (c)	3	24,650,372	26,390,127	23,915,551	25,576,337
Restricted cash (a)	1	2,687,304	2,687,304	1,920,857	1,920,857
Notes payable — credit facilities (d)	3	7,338,550	7,338,550	6,402,327	6,402,327
Notes payable — secured structured financings (e)	2	18,000,121	18,104,855	17,718,974	17,810,062
Notes payable — related party (f)	3	4,375,000	4,375,000	3,690,000	3,690,000

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

(c)
Finance receivables held for investment, net — The carrying value and estimated fair value of finance receivables held for investment, net are reported at the aggregate carrying value and estimated fair value of the following financial instruments:

•
Retail installment contracts held for investment — Retail installment contracts held for investment are carried at amortized cost, net of credit loss allowance. The estimated fair value is calculated based on estimated market rates for similar contracts with similar credit risks.

•
Personal loans, net — Personal loans are carried at amortized cost, net of credit loss allowance. The estimated fair value is calculated based on estimated market rates for similar loans with similar credit risks.

•
Receivables from dealers held for investment, net — Receivables from dealers held for investment are carried at amortized cost, net of credit loss allowance. The estimated fair value is calculated based on estimated market rates for similar receivables with similar credit risks.

•
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

(e)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market quotes for the Company’s publicly traded debt and estimated market rates currently available from recent transactions involving similar debt with similar credit risks.

(f)
Notes payable — related party — The carrying amount of notes payable to a related party is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$9,275	$—	$9,275	$—
Due from affiliates — trading interest rate caps (a)	22,310	—	22,310	—
Due from affiliates — cash flow hedging interest rate swaps (a)	111	—	111	—
Other liabilities — trading options for interest rate caps (a)	9,304	—	9,304	—
Due to affiliates — trading options for interest rate caps (a)	22,310	—	22,310	—
Other liabilities — cash flow hedging interest rate swaps (a)	5,716	—	5,716	—
Due to affiliates — cash flow hedging interest rate swaps (a)	10,810	—	10,810	—
Other liabilities — trading interest rate swaps (a)	3,514	—	3,514	—
Due to affiliates — trading interest rate swaps (a)	11,253	—	11,253	—
Other liabilities — total return swap (b)	1,422	—	1,422	—
Residual guarantee liability (Note 10)	1,992	—	—	1,992

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,160	—	14,160	—
Due from affiliates — trading interest rate caps (a)	35,602	—	35,602	—
Other assets — cash flow hedging interest rate swaps (a)	2,796	—	2,796	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,823	—	4,823	—
Other assets — trading interest rate swaps (a)	150	—	150	—
Due from affiliates — trading interest rate swaps (a)	385	—	385	—
Other liabilities — trading options for interest rate caps (a)	14,204	—	14,204	—
Due to affiliates — trading options for interest rate caps (a)	35,602	—	35,602	—
Other liabilities — cash flow hedging interest rate swaps (a)	443	—	476	—
Due to affiliates — cash flow hedging interest rate swaps (a)	3,316	—	3,316	—
Other liabilities — trading interest rate swaps (a)	276	—	243	—
Due to affiliates — trading interest rate swaps (a)	12,467	—	12,467	—
Other liabilities — total return swap (b)	1,736	—	1,736	—

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
There were no amounts transferred into or out of Level 3 during the three months ended March 31, 2015 and 2014, respectively.
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — vehicles	$159,613	$—	$159,613	$—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — vehicles	$134,926	$—	$134,926	$—

The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.

14.	Employee Benefit Plans
SCUSA Compensation Plan — Beginning in 2012, the Company granted stock options to certain executives, other employees, and independent directors under the MEP. The Plan was administered by the Board of Directors and enabled the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), or 8.5% of the equity invested in the Company as of December 31, 2011. The MEP expired on January 31, 2015, and accordingly, no further awards will be made under this plan. In December 2013, the Board established the Omnibus Incentive Plan, which enables the Company to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of the Company's common stock up to a total of 5,192,640 common shares.
Stock options granted have an exercise price based on the estimated fair market value of the Company’s common stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under the Management Shareholders Agreement entered into by certain employees, no shares obtained through exercise of stock options could be transferred until the later of December 31, 2016, and the Company’s execution of an IPO (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave the Company, the Company would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the Plan) or voluntarily left the Company without good reason (as defined in the Plan), in each case, prior to the Lapse Date the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left the Company with good reason, in each case, prior to the Lapse Date the repurchase price is the fair market value at the date of repurchase. Management believes the Company’s repurchase right caused the IPO event to constitute an implicit vesting condition and therefore did not record any stock compensation expense until the date of the IPO.
On December 28, 2013, the Board approved certain changes to the Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also, on December 28, 2013, the Company granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $604 recorded for each of the three-month periods ended March 31, 2015 and 2014.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the initial public offering. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845. Also, in connection with the IPO, the Company granted additional stock options under the Plan to certain executives, other employees, and an independent director with an estimated compensation cost of $10,216, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the three months ended March 31, 2015 to employees; the estimated compensation costs associated with these additional grants is $1,074 and will be recognized over the vesting periods of the awards.
A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	21,357,911	$10.82	7.2	$187,637
Granted	126,684	22.72
Exercised	(964,865)	9.57		11,332
Expired	—	—
Forfeited	(87,808)	14.84
Options outstanding at March 31, 2015	20,431,922	10.94	6.9	249,262
Options exercisable at March 31, 2015	16,150,877	10.08	6.8	210,968

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company granted RSUs in February and April 2015. A portion of the RSUs vested immediately upon grant, and a portion will vest annually over the next three years. After vesting, the stock obtained must be held for one year.

15.	Shareholders' Equity
Treasury Stock
The Company had 52,141 shares of treasury stock outstanding with a cost of $983 as of March 31, 2015 and December 31, 2014. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the company. Additionally, 48,987 shares were withheld in December 2014 to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Beginning balance, unrealized gains (losses) on cash flow hedges	$3,553	$(2,853)
Other comprehensive income (loss) before reclassifications	(19,791)	412
Amounts reclassified out of accumulated other comprehensive income (loss) (a)	6,948	1,676
Ending balance, unrealized losses on cash flow hedges	$(9,290)	$(765)

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$11,071	Interest expense	$2,664	Interest expense
Tax expense (benefit)	(4,123)		(988)
Net of tax	$6,948		$1,676
Dividend Restrictions
The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis. On March 11, 2015, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objection to the capital plan submitted the previous year, following which objection SHUSA had entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and personal lending products. We are majority-owned (as of March 31, 2015, approximately 60.3%) by SHUSA, a wholly-owned subsidiary of Santander.
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

Shelf Registration Statement
In March 2015, we filed a shelf registration statement on Form S-3 to register up to 245,593,555 shares of our common stock held by SHUSA and DDFS LLC, an entity solely owned by our Chairman and Chief Executive Officer. We will not receive any proceeds from the sale of any shares offered under such shelf registration statement.
Economic and Business Environment
The U.S. economy has continued its slow-paced recovery into 2015. According to the Bureau of Labor Statistics, unemployment declined from 5.6% at the beginning of the year to 5.5% as of February 28, 2015. The Federal Reserve ended its bond purchases in October 2014 and has signaled that it may raise rates in 2015. New cars are selling at a pace to exceed an annualized 17 million for 2015.
Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the FTC, the DOJ and by regulatory agencies in each state in which we are licensed. In addition, we are subject to certain bank regulations, including oversight by the OCC, the Bank of Spain, and the Federal Reserve, which has the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth.
Dividend Restrictions
The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis. On March 11, 2015, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objection to the capital plan submitted the previous year, following which objection SHUSA had entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.
Regulation AB II
In response to investor requests for greater transparency, on August 27, 2014, the Commission unanimously voted to adopt final rules known as Regulation AB II, that, among other things, expanded disclosure requirements and modified the offering and shelf registration process. All filings on Forms 10-D or 10-K that are submitted after November 23, 2015 must comply with new rules and disclosures, except asset-level disclosures. These rules will affect the Company's public securitization platform.
Additionally, on August 27, 2014, the Commission adopted final rules implementing provisions of the Dodd-Frank Act relating to third-party due diligence reports for asset-backed securities. The final rules take effect nine months after they were published in the Federal Register (i.e., June 2015). These final rules have a wider impact on SCUSA than Regulation AB II as they will cover both the on- and off-balance sheet securitization platforms.

Additional legal and regulatory matters affecting the Company's activities are further discussed in Part I, Item 1A - Risk Factors of our annual report on Form 10-K.

How We Assess Our Business Performance
Net income, and the associated return on equity, are the primary metrics by which we judge the performance of our business. Accordingly, we closely monitor the primary drivers of net income:

•
Net financing income — We track the spread between the interest and finance charge income earned on our assets and the interest expense incurred on our liabilities, and continually monitor the components of our yield and our cost of funds. In addition, we monitor external rate trends, including the Treasury swap curve and spot and forward rates.

•
Net credit losses — We perform net credit loss analysis at the vintage level for individually acquired retail installment contracts, loans and leases, and at the pool level for purchased portfolios, enabling us to pinpoint drivers of any unusual or unexpected trends. We also monitor recovery rates, both industry-wide and our own. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimation. We periodically execute bulk sales of loans that we have charged off and recorded recoveries through such sales totaling $38 million in the first quarter of 2015, of which $5 million was recorded as a reduction in the basis of purchased receivables portfolios.

•
Other income — The various flow agreements in connection with our Chrysler relationship have resulted in a growing portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. We monitor the size of the portfolio and average servicing fee rate and gain. In the first quarter of 2015, sales included our first bulk lease sale to a third party as well a sale of charged off loans. Additionally, our personal lending business provides fee income, which we monitor as an input to return on the personal loan portfolio.

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

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination volume along with APR and discounts (including subvention and net of dealer participation).
Recent Developments and Other Factors Affecting Our Results of Operations
Dividend Restrictions
See discussion above regarding recent developments with respect to dividend restriction matters under Regulatory Matters - Dividend Restrictions.
Chrysler Capital
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
The Chrysler Agreement requires, among other things, that we bear the risk of loss on loans originated pursuant to the agreement, but that Chrysler share in any residual gains and losses in respect of consumer leases. The agreement also requires that we maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of dedicated Chrysler retail financing. In turn, Chrysler must provide designated minimum threshold percentages of its subvention business to us.

The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for SCUSA, meeting specified escalating penetration rates for the first five years, and, for Chrysler, treating SCUSA in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The target penetration rate as of April 30, 2015 (the end of the second year of the Chrysler Agreement) is 44%. Our penetration rate for the three months ended March 31, 2015 was 30%.
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

We have several large flow agreements and dedicated financing facilities for our Chrysler Capital business. Additionally, in March 2015, we sold consumer vehicle leases with an aggregate depreciated net capitalized cost of $561 million and a carrying value of $489 million to a third party. We retained servicing of, and some residual risk in, the sold leases. We also entered into an agreement with the buyer whereby we will sell charged-off loans periodically.

Our Reportable Segment
The Company has one reportable segment: Consumer Finance. This segment includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes our personal loan and point-of-sale financing operations.
Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three months ended March 31, 2015 and 2014 have been as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Retained Originations	(Dollar amounts in thousands)
Retail installment contracts	$4,791,581	$4,499,969
Average APR	16.9%	16.0%
Discount	3.4%	3.5%

Personal loans	$166,492	$107,902
Average APR	18.1%	20.8%
Discount	—	—

Receivables from dealers	$—	$14,823
Average APR	—	3.4%
Discount	—	—

Leased vehicles	$1,130,115	$1,211,999

Capital lease receivables	$55,730	$3,046
Total originations retained	$6,143,918	$5,837,739

Sold Originations
Retail installment contracts	$804,144	$1,112,667
Average APR	4.7%	4.5%

Total originations sold	$804,144	$1,112,667

Total SCUSA originations	$6,948,062	$6,950,406

Facilitated Originations
Receivables from dealers	$—	$144,753
Leased vehicles	403,899	245,668
Total originations facilitated for affiliates	$403,899	$390,421

Total originations	$7,351,961	$7,340,827

Our asset sales for the three months ended March 31, 2015 and 2014 have been as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollar amounts in thousands)
Retail installment contracts	$919,078	$1,685,724
Average APR	4.7%	4.5%

Leased vehicles	$561,334	$—
Total asset sales	$1,480,412	$1,685,724

Our ending held for investment portfolio, average APR, and remaining unaccreted discount as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(Dollar amounts in thousands)
Retail installment contracts	$26,194,567	$25,401,461
Average APR	16.6%	16.0%
Discount	2.4%	2.1%

Personal loans	$2,115,496	$2,128,769
Average APR	23.0%	23.1%
Discount	0.1%	0.1%

Receivables from dealers	$102,410	$100,164
Average APR	4.2%	4.3%
Discount	—	—

Leased vehicles	$5,695,353	$5,504,467

Capital leases	$143,627	$91,350
We record interest income from individually acquired retail installment contracts, personal loans and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which we continue to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which we continue to accrue interest until the loan becomes more than 90 days past due. Receivables from dealers and term personal loans generally are not acquired at a discount. We amortize discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. We amortize the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.
For individually acquired retail installment contracts, personal loans, capital leases, and receivables from dealers, we also establish a credit loss allowance for the estimated losses inherent in the portfolio. We estimate probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions such as unemployment rates.

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
Historically, our primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the three months ended March 31, 2015 and 2014. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$1,089,831	$988,053
Interest on purchased receivables portfolios	26,905	68,938
Interest on receivables from dealers	1,310	1,330
Interest on personal loans	111,956	82,008
Interest on finance receivables and loans	1,230,002	1,140,329
Net leased vehicle income	59,882	27,054
Other finance and interest income	7,341	250
Interest expense	148,856	124,446
Net finance and other interest income	1,148,369	1,043,187
Provision for credit losses on individually acquired retail installment contracts	507,148	656,706
Increase (decrease) in impairment related to purchased receivables portfolios	(5,102)	(20,186)
Provision for credit losses on receivables from dealers	456	(55)
Provision for credit losses on personal loans	97,703	62,129
Provision for credit losses on capital leases	5,776	—
Provision for credit losses	605,981	698,594
Profit sharing	13,516	32,161
Other income	147,183	135,523
Operating expenses	245,379	318,448
Income before tax expense	430,676	129,507
Income tax expense	141,426	48,041
Net income	$289,250	$81,466
Share Data
Weighted-average common shares outstanding
Basic	349,421,960	348,101,891
Diluted	356,654,466	356,325,036
Earnings per share
Basic	$0.83	$0.23
Diluted	$0.81	$0.23

Dividends declared per share	$—	$—
Balance Sheet Data
Finance receivables held for investment, net	$24,650,372	$22,367,384
Goodwill and intangible assets	127,646	128,447
Total assets	34,665,571	28,796,233
Total borrowings	29,713,671	25,357,313
Total liabilities	30,815,090	25,888,215
Total equity	3,850,481	2,908,018
Allowance for credit losses	3,192,902	2,648,777

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$383,657	$344,788
Charge-offs, net of recoveries, on purchased receivables portfolios	(2,550)	23,523
Charge-offs, net of recoveries, on personal loans	93,485	38,289
Charge-offs, net of recoveries, on capital leases	183	—
Total charge-offs, net of recoveries	474,775	406,600
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	729,274	602,983
End of period delinquent principal over 60 days, personal loans	140,636	90,103
End of period delinquent principal over 60 days, loans	913,324	802,133
End of period assets covered by allowance for credit losses	27,868,510	24,156,564
End of period gross individually acquired retail installment contracts held for investment	25,506,977	22,826,639
End of period gross personal loans	2,115,496	1,217,755
End of period gross finance receivables and loans held for investment	28,412,473	25,720,396
End of period gross finance receivables, loans, and leases held for investment	34,251,453	29,082,803
Average gross individually acquired retail installment contracts	25,355,751	22,313,555
Average gross purchased receivables portfolios	765,653	1,761,056
Average gross receivables from dealers	102,714	129,943
Average gross personal loans	2,128,655	1,189,570
Average gross capital leases	116,264	766
Average gross finance receivables and loans	28,469,037	25,394,890
Average gross finance receivables, loans, and leases	34,206,058	28,213,931
Average managed assets	44,782,142	33,285,709
Average total assets	33,382,629	27,812,499
Average debt	28,626,060	24,570,719
Average total equity	3,704,399	2,809,838
Ratios
Yield on individually acquired retail installment contracts	17.2%	17.7%
Yield on purchased receivables portfolios	14.1%	15.7%
Yield on receivables from dealers	5.1%	4.1%
Yield on personal loans (1)	21.0%	27.6%
Yield on earning assets (2)	15.2%	16.6%
Cost of debt (3)	2.1%	2.0%
Net interest margin (4)	13.4%	14.8%
Efficiency ratio (5)	18.9%	27.0%
Expense ratio (6)	2.2%	3.8%
Return on average assets (7)	3.5%	1.2%
Return on average equity (8)	31.2%	11.6%
Net charge-off ratio on individually acquired retail installment contracts (9)	6.1%	6.2%
Net charge-off ratio on purchased receivables portfolios (9)	(1.3)%	5.3%
Net charge-off ratio on personal loans (9)	17.6%	12.9%
Net charge-off ratio (9)	6.7%	6.4%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (10)	2.9%	2.6%
Delinquency ratio on personal loans, end of period (10)	6.6%	7.4%
Loan delinquency ratio, end of period (10)	3.2%	3.1%
Tangible common equity to tangible assets (11)	10.8%	9.7%
Common stock dividend payout ratio (12)	—	—
Allowance ratio (13)	11.5%	11.0%

(1)	Includes finance and other interest income; excludes fees

(2)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases*

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt*

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases*

(5)	“Efficiency ratio” is defined as the ratio of Operating expenses to the sum of Net finance and other interest income and Other income

(6)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets*

(7)	“Return on average assets” is defined as the ratio of Net income to Average total assets*

(8)	“Return on average equity” is defined as the ratio of Net income to Average total equity*

(9)	“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio*

(10)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period gross balance of the respective portfolio

(11)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended March 31, 2015 and 2014 is as follows:

	March 31, 2015	March 31, 2014
	(Dollar amounts in thousands)
Total equity	$3,850,481	$2,908,018
Deduct: Goodwill and intangibles	127,646	128,447
Tangible common equity	$3,722,835	$2,779,571

Total assets	$34,665,571	$28,796,233
Deduct: Goodwill and intangibles	127,646	128,447
Tangible assets	$34,537,925	$28,667,786

Equity to assets ratio	11.1%	10.1%
Tangible common equity to tangible assets	10.8%	9.7%

(12)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share

(13)	“Allowance ratio” is defined as the ratio of Allowance for credit losses to End of period assets covered by allowance for credit losses
*Ratio is annualized

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$4,079,810	$3,227,845	$2,223,833	$1,695,538	$1,308,728	$1,281,515	$1,396,610	$1,129,533	$642,156	$422,429
Interest on purchased receivables portfolios	198,945	410,213	704,770	870,257	734,634	218,240	105,229	—	—	—
Interest on receivables from dealers	4,814	6,663	7,177	14,394	24,137	5,255	—	—	—	—
Interest on personal loans	348,278	128,351	—	—	—	—	—	—	—	—
Interest on finance receivables and loans	4,631,847	3,773,072	2,935,780	2,580,189	2,067,499	1,505,010	1,501,839	1,129,533	642,156	422,429
Net leased vehicle income	189,509	33,398	—	—	—	—	—	—	—	—
Other finance and interest income	8,068	6,010	12,722	14,324	9,079	5,230	5,333	—	—	—
Interest expense	523,203	408,787	374,027	418,526	316,486	235,031	256,356	225,747	149,050	72,419
Net finance and other interest income	4,306,221	3,403,693	2,574,475	2,175,987	1,760,092	1,275,209	1,250,816	903,786	493,106	350,010
Provision for credit losses on individually acquired retail installment contracts (b)	2,211,055	1,651,416	1,119,074	741,559	750,625	720,938	823,024	513,377	261,016	175,849
Increase (decrease) in impairment related to purchased receivables portfolios	(37,717)	7,716	3,378	77,662	137,600	—	—	—	—	—
Provision for credit losses on receivables from dealers	(416)	1,090	—	—	—	—	—	—	—	—
Provision for credit losses on personal loans	434,030	192,745	—	—	—	—	—	—	—	—
Provision for credit losses on capital leases	9,991	—	—	—	—	—	—	—	—	—
Provision for credit losses (b)	2,616,943	1,852,967	1,122,452	819,221	888,225	720,938	823,024	513,377	261,016	175,849
Profit sharing	74,925	78,246	—	—	—	—	—	—	—	—
Other income	557,671	311,566	295,689	452,529	249,028	48,096	43,120	20,523	15,903	12,479
Operating expenses	962,036	698,958	559,163	557,083	404,840	249,012	209,315	150,156	178,927	98,379
Income before tax expense	1,209,988	1,085,088	1,188,549	1,252,212	716,055	353,355	261,597	260,776	69,066	88,261
Income tax expense (c)	443,639	389,418	453,615	464,034	277,944	143,834	87,472	100,302	18,312	—
Net income	766,349	695,670	734,934	788,178	438,111	209,521	174,125	160,474	50,754	88,261
Noncontrolling interests	—	1,821	(19,931)	(19,981)	—	—	—	—	33,266	—
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,349	$697,491	$715,003	$768,197	$438,111	$209,521	$174,125	$160,474	$17,488	$88,261
Share Data
Weighted-average common shares outstanding
Basic	348,723,472	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)
Diluted	355,722,363	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)
Earnings per share
Basic	$2.20	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)
Diluted	$2.15	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)
Dividends declared per share	$0.15	$0.84	$2.12	$1.89	$1.63	—	—	—	(d)	(d)
Balance Sheet Data
Finance receivables and loans	$23,962,136	$21,351,046	$16,265,820	$16,715,703	$15,032,046	$7,466,267	$5,600,102	$4,326,835	$2,748,173	$1,529,977
Goodwill and intangible assets	127,738	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—
Total assets	32,342,176	26,401,896	18,741,644	19,404,371	16,773,021	8,556,177	6,044,454	4,840,647	3,095,073	1,963,718
Total borrowings	27,811,301	23,295,660	16,227,995	16,790,518	15,065,635	7,525,930	5,432,338	4,419,162	2,846,882	1,788,365
Total liabilities	28,783,827	23,715,064	16,502,178	17,167,686	16,005,404	7,838,862	5,564,986	4,509,803	2,910,208	1,867,558
Total equity	3,558,349	2,686,832	2,239,466	2,236,685	767,617	717,315	479,468	330,844	184,865	96,160
Allowance for credit losses	3,085,262	2,313,074	1,555,362	993,213	702,999	384,396	347,302	203,450	145,351	91,805

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,617,351	$1,074,144	$556,925	$451,345	$432,022	$630,084	$668,339	$455,278	$207,470	$161,038
Charge-offs, net of recoveries, on purchased receivables portfolios	59,657	178,932	451,529	573,788	277,345	53,760	10,833	—	—	—
Charge-offs, net of recoveries, on personal loans	264,720	13,395	—	—	—	—	—	—	—	—
Charge-offs, net of recoveries, on capital leases	402	—	—	—	—	—	—	—	—	—
Total charge-offs, net of recoveries	1,942,130	1,266,471	1,008,454	1,025,133	709,367	683,844	679,172	455,278	207,470	161,038
End of period individually acquired retail installment contracts delinquent principal over 60 days	1,030,580	855,315	523,202	343,633	327,184	404,420	440,536	341,449	143,946	92,081
End of period personal loans delinquent principal over 60 days	138,400	65,360	—	—	—	—	—	—	—	—
End of period delinquent principal over 60 days	1,241,453	1,102,373	865,917	767,838	579,627	502,254	477,141	341,449	143,946	92,081
End of period assets covered by allowance for credit losses	26,875,389	22,499,895	14,248,606	10,141,450	7,811,783	7,622,064	5,705,847	4,851,469	3,106,472	1,729,214
End of period gross individually acquired retail installment contracts	24,555,106	21,238,281	14,186,712	10,007,312	7,581,783	6,837,103	5,558,423	4,851,469	3,106,472	1,729,214
End of period gross personal loans	2,128,769	1,165,778	—	—	—	—	—	—	—	—
End of period gross finance receivables and loans	27,721,744	24,542,911	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214
End of period gross finance receivables, loans, and leases	33,226,211	26,822,857	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214
Average gross individually acquired retail installment contracts	23,556,137	18,097,082	12,082,026	8,843,036	6,631,231	5,690,833	5,396,355	3,986,699	2,423,623	1,515,593
Average gross purchased receivables portfolios	1,321,281	3,041,992	6,309,497	7,270,080	4,978,727	975,080	320,903	—	—	—
Average gross receivables from dealers	118,358	173,506	110,187	169,098	502,011	600,166	11,341	—	—	—
Average gross personal loans	1,505,387	425,229	—	—	—	—	—	—	—	—
Average gross capital leases	30,648	—	—	—	—	—	—	—	—	—
Average gross finance receivables and loans	26,531,811	21,737,809	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593
Average gross finance receivables, loans, and leases	30,642,923	22,499,225	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593
Average managed assets	38,296,610	25,493,890	23,346,992	25,256,129	18,191,383	8,897,775	5,606,226	3,978,971	2,417,843	1,463,853
Average total assets	29,780,754	22,558,567	18,411,012	16,067,623	11,984,997	6,930,260	5,520,652	3,967,860	2,529,396	1,567,438
Average debt	26,158,708	19,675,851	15,677,522	14,557,370	10,672,331	6,083,953	4,989,280	3,633,022	2,317,624	1,417,333
Average total equity	3,097,915	2,498,831	2,312,781	916,219	850,219	594,097	406,680	257,855	140,513	84,346
Ratios
Yield on individually acquired retail installment contracts	17.3%	17.8%	18.4%	19.2%	19.7%	22.5%	25.9%	28.3%	26.5%	27.9%
Yield on purchased receivables portfolios	15.1%	13.5%	11.2%	12.0%	14.8%	22.4%	32.8%	—	—	—
Yield on receivables from dealers	4.1%	3.8%	6.5%	8.5%	4.8%	0.9%	—	—	—	—
Yield on personal loans (1)	23.1%	30.2%	—	—	—	—	—	—	—	—
Yield on earning assets (2)	15.7%	16.9%	15.9%	15.8%	17.1%	20.7%	26.2%	28.3%	26.5%	27.9%
Cost of debt (3)	2.0%	2.1%	2.4%	2.9%	3.0%	3.9%	5.1%	6.2%	6.4%	5.1%
Net interest margin (4)	14.1%	15.1%	13.9%	13.4%	14.5%	17.6%	21.8%	22.7%	20.3%	23.1%
Efficiency ratio (5)	19.8%	18.8%	19.5%	21.2%	20.2%	18.8%	16.2%	16.2%	35.2%	27.1%
Expense ratio (6)	2.5%	2.7%	2.4%	2.2%	2.2%	2.8%	3.7%	3.8%	7.4%	6.7%
Return on average assets (7)	2.6%	3.1%	4.0%	4.9%	3.7%	3.0%	3.2%	4.0%	2.0%	5.6%
Return on average equity (8)	24.7%	27.8%	31.8%	86.0%	51.5%	35.3%	42.8%	62.2%	36.1%	104.6%
Net charge-off ratio on individually acquired retail installment contracts (9)	6.9%	5.9%	4.6%	5.1%	6.5%	11.1%	12.4%	11.4%	8.6%	10.6%
Net charge-off ratio on purchased receivables portfolios (9)	4.5%	5.9%	7.2%	7.9%	5.6%	5.5%	3.4%	—	—	—
Net charge-off ratio on personal loans (9)	17.6%	3.2%	—	—	—	—	—	—	—	—
Net charge-off ratio (9)	7.3%	5.8%	5.5%	6.3%	5.9%	9.4%	11.9%	11.4%	8.6%	10.6%
Delinquency ratio on individually acquired retail installment contracts, end of period (10)	4.2%	4.0%	3.7%	3.4%	4.3%	5.9%	7.9%	7.0%	4.6%	5.3%
Delinquency ratio on personal loans, end of period (10)	6.5%	5.6%	—	—	—	—	—	—	—	—
Delinquency ratio, end of period (10)	4.5%	4.5%	4.6%	4.1%	3.4%	6.0%	7.5%	7.0%	4.6%	5.3%

Tangible common equity to tangible assets (11)	10.6%	9.7%	11.3%	11.0%	3.8%	6.8%	6.3%	6.6%	5.6%	4.9%
Common stock dividend payout ratio (12)	6.8%	41.6%	102.8%	60.6%	91.3%	—	—	—	—	—
Allowance ratio (13)	11.5%	10.3%	10.9%	9.8%	9.0%	5.0%	6.1%	4.2%	4.7%	5.3%

(a)	Financial data for the year 2005 is derived from the audited consolidated financial statements of Drive Financial Services LP, the predecessor company to Santander Consumer USA Inc.

(b)	Provision for credit losses for the year 2005 includes impairment of residual interests in securitizations, which had been retained and recorded as assets under U.S. GAAP applicable at the time.

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

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases

(5)	“Efficiency ratio” is defined as the ratio of Operating expenses to the sum of Net finance and other interest income and Other income

(6)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets

(7)	“Return on average assets” is defined as the ratio of Net income to Average total assets

(8)	“Return on average equity” is defined as the ratio of Net income to Average total equity

(9)	“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio

(10)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross balance of the respective portfolio
(11)“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the years ended December 31, 2005 through 2014 is as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollar amounts in thousands)
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

(12)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to SCUSA shareholders

(13)	“Allowance ratio” is defined as the ratio of Allowance for credit losses to End of period assets covered by allowance for credit losses

Results of Operations
This MD&A should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this Report. The following table presents our results of operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,230,002	$1,140,329
Leased vehicle income	332,946	147,123
Other finance and interest income	7,341	250
Total finance and other interest income	1,570,289	1,287,702
Interest expense	148,856	124,446
Leased vehicle expense	273,064	120,069
Net finance and other interest income	1,148,369	1,043,187
Provision for credit losses	605,981	698,594
Net finance and other interest income after provision for credit losses	542,388	344,593
Profit sharing	13,516	32,161
Net finance and other interest income after provision for credit losses and profit sharing	528,872	312,432
Total other income	147,183	135,523
Total operating expenses	245,379	318,448
Income before income taxes	430,676	129,507
Income tax expense	141,426	48,041
Net income	$289,250	$81,466

Net income	$289,250	$81,466
Change in unrealized gains (losses) on cash flow hedges, net of tax	(12,843)	2,088
Other comprehensive income, net	(12,843)	2,088
Comprehensive income	$276,407	$83,554

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,089,831	$988,053	$101,778	10%
Income from purchased receivables portfolios	26,905	68,938	(42,033)	(61)%
Income from receivables from dealers	1,310	1,330	(20)	(2)%
Income from personal loans	111,956	82,008	29,948	37%
Total interest on finance receivables and loans	$1,230,002	$1,140,329	$89,673	8%
Income from individually acquired retail installment contracts increased $102 million, or 10%, from the first quarter of 2014 to the first quarter of 2015, consistent with the growth in the average outstanding balance of our portfolio of these contracts of 14%.
Income from purchased receivables portfolios decreased $42 million, or 61%, from the first quarter of 2014 to the first quarter of 2015, due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.8 billion in the first quarter of 2014, to $0.8 billion in the first quarter of 2015.
Income from personal loans increased $30 million, or 37%, from the first quarter of 2014 to the first quarter of 2015, less than the 79% growth in the average portfolio due to the increasing mix of installment loans, which are higher average credit quality and bear a lower average interest rate than our revolving loans.
Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$332,946	$147,123	$185,823	126%
Leased vehicle expense	273,064	120,069	152,995	127%
Leased vehicle income, net	$59,882	$27,054	$32,828	121%

Leased vehicle income and expense increased significantly from prior year due to the continual growth in the portfolio since we launched Chrysler Capital in 2013.
Interest Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$128,226	$115,603	$12,623	11%
Interest expense on derivatives	20,630	8,843	11,787	133%
Total interest expense	$148,856	$124,446	$24,410	20%
Interest expense on notes payable increased $13 million, or 11%, from the first quarter of 2014 to the first quarter of 2015, consistent with the 17% growth in average debt outstanding.

Interest expense on derivatives increased $12 million, or 133%, from the first quarter of 2014 to the first quarter of 2015, primarily due to a favorable mark-to-market based on interest rate changes in the first quarter of 2014 versus an unfavorable mark-to-market in the first quarter of 2015.
Provision for Credit Losses

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$507,148	$656,706	$(149,558)	(23)%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	(5,102)	(20,186)	15,084	(75)%
Provision for credit losses on receivables from dealers	456	(55)	511	(929)%
Provision for credit losses on personal loans	97,703	62,129	35,574	57%
Provision for credit losses on capital leases	5,776	—	5,776
Provision for credit losses	$605,981	$698,594	$(92,613)	(13)%
Provision for credit losses on our individually acquired retail installment contracts decreased $150 million, or 23%, from the first quarter of 2014 to the first quarter of 2015, due to improving performance expectations in the first quarter of 2015 versus worsening performance expectations in the first quarter of 2014.
We released impairment on purchased receivables decreased in both the first quarter of 2014 and the first quarter of 2015 as performance continued to improve.
Provision on personal loans increased $36 million, or 57%, primarily due to the 79% growth in the average outstanding balance of the portfolio.

We began recording provision on capital leases subsequent to the first quarter of 2014 as we established a portfolio of leases classified as capital leases and began recording provision on these assets.
Profit Sharing

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$13,516	$32,161	$(18,645)	(58)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to our agreements with Bluestem. Profit sharing decreased slightly from prior year, as the amount of payments due to Bluestem decreased as the portfolio seasoned and charge offs were recognized.

Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Investment gains, net	$21,247	$35,814	$(14,567)	(41)%
Servicing fee income	24,803	10,405	14,398	138%
Fees, commissions, and other	101,133	89,304	11,829	13%
Total other income	$147,183	$135,523	$11,660	9%
Average serviced for others portfolio	$10,576,085	$5,070,582	$5,505,503	109%

Investment gains decreased, primarily due to the execution of a Chrysler Capital off-balance sheet transaction in the first quarter of 2014 that generated a large gain but no such transaction in the first quarter of 2015.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased from $10 million in the first quarter of 2014 to $25 million in the first quarter of 2015, as we continued to grow our serviced portfolio through asset sales. Our serviced for others portfolio as of each period-end was as follows:

	March 31,
	2015	2014
	(Dollar amounts in thousands)
SBNA dealer loans	$—	$676,856
SBNA retail installment contracts	843,476	1,096,905
SBNA leases	2,328,240	241,878
Total serviced for related parties	3,171,716	2,015,639
Off-balance sheet securitizations	1,936,169	1,681,856
Other third parties	6,112,727	2,533,655
Total serviced for third parties	8,048,896	4,215,511
Total serviced for others	11,220,612	6,231,150

Fees, commissions, and other increased $12 million, or 13%, from the first quarter of 2014 to the first quarter of 2015, primarily due to additional fee income as our revolving personal loan portfolio grew. Additionally, we recorded $4 million in deficiency income from the sale of charged off assets in the first quarter of 2015.
Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Salary and benefits expense	$100,540	$201,915	$(101,375)	(50)%
Repossession expense	58,826	48,431	10,395	21%
Other operating costs	86,013	68,102	17,911	26%
Total operating expenses	$245,379	$318,448	$(73,069)	(23)%
Total operating expenses decreased $73 million, or 23%, from the first quarter of 2014 to the first quarter of 2015, primarily due to the nonrecurrence of $120 million in stock compensation and other IPO-related expenses recorded upon and in connection with our IPO in January 2014, partly offset by increased headcount and repossession expense as a result of portfolio growth. Even after adjusting for the IPO-related expenses, our expense ratio decreased to 2.2% in the first quarter of 2015 from 2.4% in the first quarter of 2014.

Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$141,426	$48,041	$93,385	194%
Income before income taxes	430,676	129,507	301,169	233%
Effective tax rate	32.8%	37.1%
Our effective tax rate decreased from 37.1% in the first quarter of 2014 to 32.8% in the first quarter of 2015 primarily due to discrete adjustments related to stock compensation, state rate changes due to our geographic earnings mix, and laws guiding state apportionment.
Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(12,843)	$2,088	$(14,931)	(715)%

The change in unrealized gain on cash flow hedges was primarily driven by unfavorable interest rate movements in the first quarter of 2015 as compared to favorable interest rate movements in the first quarter of 2014.

Credit Quality
Finance Receivables
Nonprime loans comprise 80% of our portfolio as of March 31, 2015. We record an allowance for credit losses to cover our estimate of inherent losses on our individually acquired retail installment contracts and other loans and receivables.

	March 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$25,506,977	$102,410	$2,115,496
Credit loss allowance	(2,822,712)	(1,130)	(352,878)
Discount	(606,576)	—	(1,972)
Capitalized origination costs and fees	43,663	—	1,291
Net carrying balance	$22,121,352	$101,280	$1,761,937
Allowance as a percentage of unpaid principal balance	11.1%	1.1%	16.7%
Allowance and discount as a percentage of unpaid principal balance	13.4%	1.1%	16.8%

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance	(2,726,338)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,270,586	$99,490	$1,779,777
Allowance as a percentage of unpaid principal balance	11.1%	0.7%	16.4%
Allowance and discount as a percentage of unpaid principal balance	13.5%	0.7%	16.4%

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unpaid principal balance	$687,590	$846,355

Outstanding recorded investment	$720,731	$873,134
Less: Impairment	(183,537)	(189,275)
Outstanding recorded investment, net of impairment	$537,194	$683,859

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
The following is a summary of delinquencies as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Retail Installment Contracts Held for Investment (a)		Personal Loans		Retail Installment Contracts Held for Investment (a)		Personal Loans
	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)
Principal 31-60 days past due	$1,799,746	6.9%	$58,389	2.8%	$2,450,837	9.6%	$52,452	2.5%
Delinquent principal over 60 days	$772,688	2.9%	140,636	6.6%	1,103,053	4.3%	138,400	6.5%
Total delinquent contracts	$2,572,434	9.8%	$199,025	9.4%	$3,553,890	14.0%	$190,852	9.0%

(a)	Includes retail installment contracts acquired individually and purchased receivables portfolios.

(b)	Percent of unpaid principal balance.
All of our receivables from dealers and all of our retail installment contracts held for sale were current as of March 31, 2015 and December 31, 2014. Delinquencies on the capital lease receivables portfolio, which began in 2014, were immaterial as of March 31, 2015 and December 31, 2014.

Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Retail Installment Contracts - Held for Investment	Personal Loans	Retail Installment Contracts - Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Principal outstanding at period end	$26,194,567	$2,115,496	$24,393,536	$1,217,755
Average principal outstanding during the period	$25,027,185	$2,128,655	$23,526,596	$1,189,570
Number of receivables outstanding at period end	1,669,192	1,911,867	1,643,188	1,638,066
Average number of receivables outstanding during the period	1,642,281	1,948,335	1,629,618	1,646,182
Number of repossessions (1)	63,526	n/a	56,503	n/a
Number of repossessions as a percent of average number of receivables outstanding (2)	15.5%	n/a	13.9%	n/a
Net losses	$381,107	$93,485	$368,311	$38,289
Net losses as a percent of average principal amount outstanding (2)	6.1%	17.6%	6.3%	12.9%

(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.

(2)	Annualized; not necessarily indicative of a full year's actual results.
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
The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	March 31, 2015		December 31, 2014
	(Dollar amounts in thousands)
Never deferred	$19,307,254	73.7%	$18,354,203	72.2%
Deferred once	3,466,502	13.2%	3,623,858	14.3%
Deferred twice	1,733,148	6.6%	1,809,119	7.1%
Deferred 3 - 4 times	1,617,846	6.2%	1,540,713	6.1%
Deferred greater than 4 times	69,817	0.3%	73,568	0.3%
Total	$26,194,567		$25,401,461
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
If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, or an extension of the maturity date. The servicer of our revolving personal loans also may grant concessions on such loans in the form of principal or interest rate reductions or payment plans. The following is a summary of the principal balance as of March 31, 2015 and December 31, 2014 of loans that have received these modifications and concessions:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,542,692	$—	$1,372,876	$—
Bankruptcy-related accounts	122,770	—	125,978	—
Extension of maturity date	88,842	—	99,758	—
Interest rate reduction	105,348	17,261	118,074	17,347
Other	50,378	—	44,825	—
Total modified loans	$1,910,030	$17,261	$1,761,511	$17,347
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Outstanding recorded investment	$4,616,216	$17,261	$4,207,037	$17,356
Impairment	(878,278)	(6,904)	(797,240)	(6,939)
Outstanding recorded investment, net of impairment	$3,737,938	$10,357	$3,409,797	$10,417
A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Principal 31-60 days past due	$819,597	$1,685	$929,095	$1,595
Delinquent principal over 60 days	400,790	5,245	515,235	5,131
Total delinquent TDRs	$1,220,387	$6,930	$1,444,330	$6,726
As of March 31, 2015 and December 31, 2014, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.
Liquidity Management, Funding and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with fourteen third-party banks and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $3.8 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.

During the three months ended March 31, 2015, we completed on-balance sheet funding transactions totaling over $3 billion, including:
- a $1.25 billion securitization on our SDART platform
- a $712 million securitization on our relaunched DRIVE, deeper subprime platform
- top-ups of two private amortizing facilities totaling $610 million
- two private amortizing lease facilities totaling $494 million
We also completed $1.5 billion in asset sales, including a $561 million third party lease sale and $919 million in recurring monthly sales with our third party flow partners, in addition to executing one of our periodic sales of charged off assets for $38 million in proceeds.
As of March 31, 2015, our debt consisted of the following:

Third party revolving credit facilities	$7,338,550
Related party revolving credit facilities	4,375,000
Total revolving credit facilities	11,713,550

Public securitizations	11,833,727
Privately issued amortizing notes	6,166,394
Total secured structured financings	18,000,121
Total debt	$29,713,671

Since March 31, 2015, we have executed two additional securitizations, raising an additional $2 billion in proceeds.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
We use warehouse lines to fund our originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Our warehouse lines generally are backed by auto retail installment contracts and, in some cases, leases or personal loans. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. We maintain daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with our liquidity needs.
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
Lines of Credit with Santander and Related Subsidiaries
Santander historically has provided, and continues to provide, our business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides us with $4.5 billion of long-term committed revolving credit facilities. SHUSA provides us with an additional $300 million of committed revolving credit, collateralized by residuals retained on our own securitizations.
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
There was an average outstanding balance of $3.8 billion and $4.0 billion under the facilities offered through the New York branch during the three months ended March 31, 2015 and 2014, respectively. The maximum outstanding balance during each period was $4.1 billion and $4.3 billion, respectively. There was an average outstanding balance of $300 million under the SHUSA credit facility during the three months ended March 31, 2015 and from the line's inception on March 6, 2014 through March 31, 2014. The maximum outstanding balance during that period was $300 million for the same period, respectively.
Santander affiliates also serve as the counterparty for many of our derivative financial instruments.
Secured Structured Financings
Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes.
We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, we may choose to issue floating rate securities based on market conditions; in such cases, we generally execute hedging arrangements outside of the Trust to lock in our cost of funds. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS since 2011, and have issued a total of over $40 billion in retail auto ABS since 2010.
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
Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt in the Trusts, increasing overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of overcollateralization is reached and maintained, excess cash flows generated by the Trusts are released to us as distributions from the Trusts. We also receive monthly servicing fees as servicer for the Trusts. Our securitizations may require an increase in credit enhancement levels if Cumulative Net Losses, as defined in the documents underlying each ABS transaction, exceed a specified percentage of the pool balance. None of our securitizations have Cumulative Net Loss percentages above their respective limits.
Our on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered variable interest entities, that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and the notes payable related to the securitized retail installment contracts remain on the condensed consolidated balance sheets. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for credit losses to cover our estimate of inherent credit losses on the retail installment contracts. While these Trusts are consolidated in our financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to our creditors or our other subsidiaries.
We have completed four securitizations year-to-date in 2015. We currently have 31 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and vehicle leases.
Flow Agreements

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America and CBP for Chrysler Capital retail installment contracts, with another third party for charged off assets, and with SBNA for Chrysler Capital consumer vehicle leases and dealer loans.
In order to manage our balance sheet and provide funding for our originations, we have entered into flow agreements under which we will sell, or otherwise source to third parties, loans and leases on a periodic basis. These loans and leases are not on our balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. Our flow agreements all relate to our Chrysler Capital relationship and are described under Recent Developments and Other Factors Affecting Our Results of Operations. We continue to actively seek additional such flow agreements.
Off-Balance Sheet Financing
We periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, we record these transactions as true sales of the retail installment contracts securitized, and remove the sold assets from our condensed consolidated balance sheets. We executed our first off-balance sheet securitization of 2015 on April 15, selling $769 million of gross retail installment contracts.
On March 31, 2015, we executed our first bulk sale of leases to a third party. Due to the accelerated depreciation permitted for tax purposes, this sale generated a large taxable gain that we have deferred through a qualified like-kind exchange program. In order to qualify for this deferral, we are required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds also were needed to pay down the third party credit facilities on which we had financed the leases prior to their sale, we increased our borrowings on our related party credit facilities temporarily until the sale proceeds are fully reinvested over the 180 days following the sale.
Cash Flow Comparison
We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of finance receivables and leased vehicles. Our financing activities primarily consist of borrowing and repayments of debt.

	Three Months Ended March 31,
	2015	2014
	(Dollar amounts in thousands)
Net cash provided by operating activities	$1,243,197	$851,342
Net cash used in investing activities	$(3,148,265)	$(2,790,813)
Net cash provided by financing activities	$1,898,863	$2,041,775
Cash Provided by Operating Activities
Net cash provided by operating activities increased $392 million from the three months ended March 31, 2014 to the three months ended March 31, 2015, primarily driven by the increased profits on our higher asset base ($184 million higher pre-tax income after adjusting for stock compensation expense in each period) in addition to a $266 million Federal tax refund received in the first quarter of 2015.
Cash Used in Investing Activities
Net cash used in investing activities increased by $357 million, primarily due to the classification of a higher percentage of our originations as held for investment (as opposed to held for sale, for which originations are classified as an operating cash flow activity).
Cash Provided by Financing Activities
Net cash provided by financing activities, which effectively represents net increase in debt, decreased by $143 million, despite similar growth in our portfolio of finance receivables and leases, primarily due to timing. We closed a $202 million loan sale to CBP on the last day of the first quarter in 2014, and the proceeds were not used to pay down the associated warehouse borrowings until April.
Contingencies and Off-Balance Sheet Arrangements

Lending and Servicing Arrangements

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
Under terms of agreements with LendingClub, we are committed to purchase at least the lesser of $30 million per month or 75% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations through July 2015, and the lesser of $30 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or cancelled with 90 days’ notice.
We are committed to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem's option. We also are required to make a monthly profit-sharing payment to Bluestem if performance exceeds a specified return threshold.
Under terms of an application transfer agreement with Nissan, we have the first opportunity to review for our own portfolio any credit applications turned down by Nissan's captive finance company. The agreement does not require us to originate any loans, but for each loan originated we will pay Nissan a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.
We also have agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract.

On March 31, 2015, we executed a forward flow asset sale agreement under which we are committed to selling at least $200 million of charged off loan receivables in bankruptcy status.
Credit Enhancement Arrangements
In connection with the sale of retail installment contracts to securitization trusts, we have made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require us to repurchase loans previously sold. As of March 31, 2015, we had no repurchase requests outstanding.
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
We have a flow agreement with Bank of America whereby we are committed to sell up to $300,000 of eligible Chrysler Capital loans to the bank each month through May 2018. We retain servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale.

We also have sold Chrysler Capital loans to CBP under terms of a flow agreement and predecessor sale agreements. We retain servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis.
We provide SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement. We have indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral we have posted in an SBNA bank account. We additionally have agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement since September 24, 2014 for which SBNA and we had differing residual value expectations at lease inception.
In connection with the bulk sale of Chrysler Capital leases, the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold.

Contractual Obligations
We lease our headquarters in Dallas, Texas, our servicing centers in Texas and Colorado, and an operations facility in California under non-cancelable operating leases that expire at various dates through 2026.

Risk Management Framework
Our risk management framework is overseen by our board of directors, our BERC, our management risk committees, our executive management team, an independent risk management function, an internal audit function and all of our associates. The BERC, along with our full board of directors, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. Our primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding our risk management framework, please refer to the Risk Management Framework section of our 2014 Annual Report on Form 10-K.

Credit Risk
The risk inherent in our loan and lease portfolios is driven by credit quality and is affected by borrower-specific and economy-wide factors such as changes in employment. We manage this risk through our underwriting and credit approval guidelines and servicing policies and practices, as well as geographic and manufacturer concentration limits.
Our automated originations process reflects a disciplined approach to credit risk management. Our robust historical data on both organically originated and acquired loans provides us with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary LFS using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to our automated process, we maintain a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We generally tighten our underwriting requirements in times of greater economic uncertainty (including during the recent financial crisis) to compete in the market at loss and approval rates acceptable for meeting our required returns. We have also adjusted our underwriting standards to meet the requirements of our contracts such as the Chrysler agreement. In both cases, we have accomplished this by adjusting our risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.
We monitor early payment defaults and other potential indicators of dealer or customer fraud, and use the monitoring results to identify dealers who will be subject to more extensive stipulations when presenting customer applications, as well as dealers with whom we will not do business at all.
Market Risk
Interest Rate Risk
We measure and monitor interest rate risk on a monthly basis. We borrow money from a variety of market participants in order to provide loans and leases to our customers. Our gross interest rate spread, which is the different between the income we earn through the interest and finance charges on our finance receivables and lease contracts and the interest we pay on our funding, will be negatively affected if the expense incurred on our borrowings increases at a fast pace than the income generated by our assets.
Our Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. We generate finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that our asset and liability re-pricing characteristics are not effectively matched, we may utilize interest rate derivatives, such as interest rate swap agreements, to manage to our desired outcome. As of March 31, 2015, the notional value of our interest rate hedges was $10.9 billion.
We monitor our interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, we measure the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates. As of March 31, 2015, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease our net interest income by $61 million. In addition to the sensitivity analysis on net interest income, we also measure Market Value of Equity (MVE) to view our interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of March 31, 2015, the impact of a 100 basis point parallel increase in the interest rate curve would decrease our MVE by $135 million.
Collateral Risk
Our lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although we have elected not to purchase residual value insurance at the present time, our residual risk is somewhat mitigated by our residual risk-sharing agreement with Chrysler. We also utilize industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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

Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to fund originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of March 31, 2015, we had fourteen);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of March 31, 2015, Santander and affiliates provided 15% of our funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of March 31, 2015, the highest single lender's commitment was 21%);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of March 31, 2015, only 11% and 24%, respectively, of our debt is scheduled to mature in these timeframes); and

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of March 31, 2015, we had twelve-month rolling unused capacity of $9.5 billion).

Our liquidity policy also requires that our Asset and Liability Committee monitor many indicators, both market-wide and company-specific, to determine if action may be necessary to maintain our liquidity position. Our liquidity management tools include daily, monthly and twelve-month rolling cash requirements forecasts, monthly funding usage and availability reports, daily sources and uses reporting, structural liquidity risk exercises, and the establishment of liquidity contingency plans. We also perform quarterly stress tests in which we forecast the impact of various negative scenarios (alone and in combination), including reduced credit availability, higher funding costs, lower advance rates, lower customer interest rates, lower dealer discount rates, and higher credit losses.
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
To mitigate operational risk in regards to servicing practices, we maintain an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing monitoring of compliance with all applicable regulations, internal control documentation and review of processes, and internal audits. We also utilize internal and external legal counsel for expertise when needed. All associates upon hire and annually receive comprehensive mandatory regulatory compliance training. In addition, the Board receives annual regulatory and compliance training. We use industry-leading call mining and other software solutions that assist us in analyzing potential breaches of regulatory requirements and customer service. Our call mining software analyzes all customer service calls, converting speech to text and mining for specific words and phrases that may indicate inappropriate comments by a representative. The software also detects escalated voice volume, enabling a supervisor to intervene if necessary. This tool enables us to effectively manage and identify training opportunities for associates, as well as track and resolve customer complaints through a robust quality assurance program.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2015 covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Reference should be made to Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for information regarding legal proceedings in which we are involved, which supplements the discussion of legal proceedings set forth in Note 11 to the Condensed Consolidated Financial Statements of our 2014 Annual Report on Form 10-K.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

SCUSA does not have any activities, transactions, or dealings with Iran or Syria that require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this quarterly report:

•
A Santander UK entity holds frozen savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first quarter of 2015. No revenue has been generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander UK continues to receive repayment installments. In the first quarter of 2015, total revenue in connection with this mortgage was approximately £800, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will be made only in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first quarter of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. For the three months ended March 31, 2015, total revenue for Santander in connection with the investment accounts was approximately £70 while net profits were negligible relative to the overall profits of Santander.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which is included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Bank Mellat entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of March 31, 2015, Santander was owed €1.8 million under this credit facility.

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

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (standby letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Santander would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.

In the aggregate, all of the transactions described above resulted in approximately €8,300 gross revenues and approximately €45,000 net loss to Santander for the first quarter of 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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
Name: Thomas G. Dundon
Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas G. Dundon	Chairman and Chief Executive Officer	April 29, 2015
Thomas G. Dundon	(Principal Executive Officer)
/s/ Jason Kulas	President and Chief Financial Officer	April 29, 2015
Jason Kulas	(Principal Financial and Accounting Officer)