Form 10-Q
period 2015-06-30
Santander Consumer USA Holdings Inc.
filed 2015-08-10
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock ($0.01 par value)	357,790,518 shares

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

•
we are subject to certain bank regulations, including oversight by the OCC, the CFPB, the European Central Bank, and the Federal Reserve, which oversight and regulation may limit certain of our activities, including the timing and amount of dividends and other limitations on our business; and

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

ABS	Asset-backed securities
Advance Rate	The maximum percentage of unpaid principal balance that a lender is willing to lend.
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASU	Accounting Standards Update

BERC	Board Enterprise Risk Committee
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SCUSA provides financing
Board	SCUSA’s Board of Directors
Capmark	Capmark Financial Group Inc., an investment company
CBP	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
Centerbridge	Centerbridge Partners, L.P., a private equity firm
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler	Chrysler Group LLC
Chrysler Agreement	Ten-year private-label financing agreement with Chrysler
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 10% of its original balance
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECOA	Equal Credit Opportunity Act
ERM	Enterprise Risk Management
Employment Agreement	The amended and restated employment agreement, executed as of December 31, 2011, by and among SCUSA, Banco Santander, S.A. and Thomas G. Dundon
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Line of Credit	A revolving line of credit that finances inventory until sold
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
IPO	SCUSA's Initial Public Offering
ISDA	International Swaps and Derivative Association
LFS	Loss Forecasting Score
MEP	SCUSA's 2011 Management Equity Plan
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
NPWMD	Non-Proliferation of Weapons of Mass Destruction
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer

Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SCRA	Servicemembers Civil Relief Act
SCUSA	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SCUSA, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SCUSA) and Banco Santander, S.A.
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SCUSA
SUBI	Special unit of beneficial interest (in a titling trust used to finance leases)
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SCUSA’s financing transactions
Turn-down	A program where by a lender has the opportunity to review a credit application for approval only after the primary lender or lenders have declined the application
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$28,886	$33,157
Finance receivables held for sale	1,570,416	46,585
Finance receivables held for investment, net	24,778,311	23,915,551
Restricted cash - $40,506 and $44,805 held for affiliates, respectively	3,086,229	1,920,857
Accrued interest receivable	394,970	364,676
Leased vehicles, net	5,189,904	4,862,783
Furniture and equipment, net of accumulated depreciation of $52,710 and $45,768, respectively	50,786	41,218
Federal, state and other income taxes receivable	234,944	502,035
Related party taxes receivable	—	459
Deferred tax asset	5,152	21,244
Goodwill	74,056	74,056
Intangible assets, net of amortization of $25,185 and $21,990, respectively	53,642	53,682
Due from affiliates	86,268	102,457
Other assets	486,355	403,416
Total assets	$36,039,919	$32,342,176
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$6,012,337	$6,402,327
Notes payable — secured structured financings	20,340,365	17,718,974
Notes payable — related party	4,260,000	3,690,000
Accrued interest payable	21,805	17,432
Accounts payable and accrued expenses	395,990	315,130
Federal, state and other income taxes payable	1,268	319
Deferred tax liabilities, net	556,013	492,303
Due to affiliates	47,295	48,688
Other liabilities	159,396	98,654
Total liabilities	31,794,469	28,783,827
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
357,835,950 and 349,029,766 shares issued and 357,783,809 and 348,977,625 shares outstanding, respectively	3,578	3,490
Additional paid-in capital	1,682,097	1,560,519
Accumulated other comprehensive income (loss), net	(5,726)	3,553
Retained earnings	2,565,501	1,990,787
Total stockholders’ equity	4,245,450	3,558,349
Total liabilities and equity	$36,039,919	$32,342,176

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest on finance receivables and loans	$1,321,245	$1,163,448	$2,551,247	$2,303,777
Leased vehicle income	355,137	218,938	688,083	366,061
Other finance and interest income	6,738	874	14,079	1,124
Total finance and other interest income	1,683,120	1,383,260	3,253,409	2,670,962
Interest expense — Including $42,450, $36,836, $86,466, and $71,079 to affiliates, respectively	150,622	128,314	299,478	252,760
Leased vehicle expense	281,118	179,135	554,182	299,204
Net finance and other interest income	1,251,380	1,075,811	2,399,749	2,118,998
Provision for credit losses	738,735	589,136	1,344,716	1,287,730
Net finance and other interest income after provision for credit losses	512,645	486,675	1,055,033	831,268
Profit sharing	21,501	24,056	35,017	56,217
Net finance and other interest income after provision for credit losses and profit sharing	491,144	462,619	1,020,016	775,051
Investment gains, net — Including zero, $5,576, zero, and $5,576 from affiliates, respectively	86,667	21,602	107,914	57,416
Servicing fee income — Including $3,991, $9,352, $9,015, and $11,576 from affiliates, respectively	28,043	22,099	52,846	32,504
Fees, commissions, and other — Including $3,032, $7,162, $8,881, and $11,072 from affiliates, respectively	94,268	95,030	195,401	184,334
Total other income	208,978	138,731	356,161	274,254
Salary and benefits expense	110,973	93,689	211,513	295,604
Repossession expense	55,470	45,648	114,296	94,079
Other operating costs — Including $5,307, $302, $5,678, and $597 to affiliates, respectively	86,985	71,889	172,998	139,991
Total operating expenses	253,428	211,226	498,807	529,674
Income before income taxes	446,694	390,124	877,370	519,631
Income tax expense	161,230	143,643	302,656	191,684
Net income	$285,464	$246,481	$574,714	$327,947

Net income	$285,464	$246,481	$574,714	$327,947
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of ($2,063), $1,950, $5,559 and $720	3,564	(3,364)	(9,279)	(1,276)
Comprehensive income	$289,028	$243,117	$565,435	$326,671
Net income per common share (basic)	$0.80	$0.71	$1.63	$0.94
Net income per common share (diluted)	$0.79	$0.69	$1.61	$0.92
Dividends declared per common share	$—	$0.15	$—	$0.15
Weighted average common shares (basic)	355,091,818	348,826,897	352,272,552	348,465,666
Weighted average common shares (diluted)	359,193,738	356,381,921	355,932,481	356,008,288

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2014	346,760	$3,468	$1,409,463	$(2,853)	$1,276,754	$2,686,832
Stock issued in connection with employee incentive compensation plans	2,168	21	18,239	—	—	18,260
Stock-based compensation expense	—	—	122,811	—	—	122,811
Net income	—	—	—	—	327,947	327,947
Other comprehensive income, net of taxes	—	—	—	(1,276)	—	(1,276)
Dividends declared per common share of $0.15	—	—	—	—	(52,316)	(52,316)
Balance — June 30, 2014	348,928	$3,489	$1,550,513	$(4,129)	$1,552,385	$3,102,258

Balance — January 1, 2015	348,978	$3,490	$1,560,519	$3,553	$1,990,787	$3,558,349
Stock issued in connection with employee incentive compensation plans	8,806	88	113,238	—	—	113,326
Stock-based compensation expense	—	—	7,473	—	—	7,473
Tax sharing with affiliate	—	—	867	—	—	867
Net income	—	—	—	—	574,714	574,714
Other comprehensive loss, net of taxes	—	—	—	(9,279)	—	(9,279)
Balance — June 30, 2015	357,784	$3,578	$1,682,097	$(5,726)	$2,565,501	$4,245,450

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$574,714	$327,947
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(4,424)	(8,112)
Provision for credit losses	1,344,716	1,287,730
Depreciation and amortization	606,397	335,902
Accretion of discount, net of amortization of capitalized origination costs	(485,192)	(403,654)
Originations and purchases of receivables held for sale	(2,238,753)	(2,385,913)
Proceeds from sales of and collections on receivables held for sale	1,694,575	2,376,818
Investment gains, net	(107,914)	(57,416)
Stock-based compensation	7,473	122,811
Deferred tax expense (benefit)	65,863	(13,027)
Changes in assets and liabilities:
Accrued interest receivable	(36,004)	(59,825)
Accounts receivable	(7,738)	(11,125)
Federal income tax and other taxes	314,980	438,373
Other assets	7,179	(21,774)
Accrued interest payable	4,373	3,017
Other liabilities	104,349	(899)
Due to/from affiliates	(3,341)	(22,036)
Net cash provided by operating activities	1,841,253	1,908,817
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(9,320,752)	(7,896,090)
Collections on finance receivables held for investment	5,227,885	4,632,029
Proceeds from sale of loans held for investment	1,290,304	776,746
Leased vehicles purchased	(2,563,185)	(2,491,092)
Manufacturer incentives received	490,481	499,500
Proceeds from sale of leased vehicles	1,460,792	366,471
Change in revolving personal loans	(128,837)	(87,217)
Purchases of furniture and equipment	(11,583)	(11,543)
Sales of furniture and equipment	310	885
Change in restricted cash	(1,165,372)	(444,333)
Other investing activities	(3,182)	(22,979)
Net cash used in investing activities	(4,723,139)	(4,677,623)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	7,975,856	7,717,856
Payments on notes payable related to secured structured financings	(5,364,799)	(4,526,678)
Proceeds from unsecured notes payable	3,905,000	2,407,533
Payments on unsecured notes payable	(3,335,000)	(2,807,016)
Proceeds from notes payable	13,305,175	12,684,871
Payments on notes payable	(13,695,166)	(12,622,210)
Proceeds from stock option exercises, gross	86,123	14,625
Repurchase of stock - employee tax withholding	(430)	(5,908)
Dividends paid	—	(52,316)
Cash collateral received (paid) on derivatives	856	(6,569)
Net cash provided by financing activities	2,877,615	2,804,188
Net increase (decrease) in cash and cash equivalents	(4,271)	35,382
Cash — Beginning of period	33,157	10,531
Cash — End of period	$28,886	$45,913

Noncash investing and financing transactions:
Transfer of retail installment contracts to repossessed vehicles	$828,517	$725,377

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
As of June 30, 2015, the Company was owned approximately 59.0% by SHUSA, a subsidiary of Santander, approximately 31.1% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s then-Chairman and CEO and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (see Note 16).
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015.
Certain prior year amounts have been reclassified to conform to current year presentation; specifically, retail installment contracts held for investment, personal loans, receivables from dealers, and capital lease receivables, which previously were reported as separate line items in the condensed consolidated balance sheet, now are reported in aggregate in the condensed consolidated balance sheet as finance receivables held for investment, with disclosure of the components in Note 2 – Finance Receivables and Note 3 – Leases. Additionally, related-party assets and liabilities, which previously were disclosed separately within certain line items in the condensed consolidated balance sheet, are now reported as separate line items in the condensed consolidated balance sheet. The classification of related-party assets and liabilities reported in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 is as follows:

Related-Party Assets and Liabilities Classification as of
June 30, 2015	December 31, 2014
Related party taxes receivable	Federal, state and other income taxes receivable
Due from affiliates	Other assets
Notes payable – related party	Notes payable – credit facilities
Related party taxes payable	Federal, state and other income taxes payable
Due to affiliates	Accrued interest payable
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
Business Segment Information
The Company has one reportable segment: Consumer Finance, which includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, recreational vehicles, and marine vehicles. It also includes the Company’s personal loan and point-of-sale financing operations.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption to have a material impact to the condensed consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This standard affects entities that issue share-based payments when the terms of an award stipulate that a performance target could be achieved after an employee completes the requisite service period. This guidance is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption on its condensed consolidated financial statements.
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
Finance receivables held for investment includes individually acquired retail installment contracts and loans, purchased receivables portfolios, and capital leases (see Note 3). The Company's portfolio of individually acquired retail installment contracts and loans held for investment was comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$26,027,676	$91,612	$2,261,726
Credit loss allowance (Note 4)	(3,129,646)	(968)	(384,735)
Discount	(609,045)	—	(2,012)
Capitalized origination costs and fees	44,504	—	1,488
Net carrying balance	$22,333,489	$90,644	$1,876,467

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 4)	(2,726,338)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,270,586	$99,490	$1,779,777

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Unpaid principal balance	$513,262	$846,355

Outstanding recorded investment	$547,032	$873,134
Less: Impairment	(179,903)	(189,275)
Outstanding recorded investment, net of impairment	$367,129	$683,859

As of June 30, 2015, retail installment contracts held for sale and receivables from dealers held for sale totaled $1,569,404 and $1,012, respectively. As of December 31, 2014, retail installment contracts and receivables from dealers held for sale totaled $45,424 and $1,161, respectively. Sales of retail installment contracts for the three and six months ended June 30, 2015 included principal balance amounts of $2,016,675 and $2,935,753, respectively. Sales of retail installment contracts for the three and six months ended June 30, 2014 included principal balance amounts of $1,384,174 and $3,069,898, respectively. The Company retains servicing of sold retail installment contracts and was servicing $8,583,906 and $7,372,884 as of June 30, 2015 and December 31, 2014, respectively, of contracts sold to unrelated third parties. Proceeds from sales of charged-off assets for the three and six months ended June 30, 2015 were $65,587 and $103,963, respectively. Proceeds from sales of charged-off assets for the three and six months ended June 30, 2014 were zero and $1,687, respectively.
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 5). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, $955,225 and $816,100 of the unpaid principal balance represented fleet contracts with commercial borrowers as of June 30, 2015 and December 31, 2014, respectively.
Borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (12%), California (9%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at June 30, 2015 and December 31, 2014, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018.
The remaining receivables from dealers held for investment are all Chrysler-related. Borrowers on these Chrysler dealer receivables are located in Ohio (37%), Virginia (26%), California (16%), New York (11%), and other states each individually representing less than 5% of the Company’s total.
Borrowers on the Company’s personal loans are located in California (11%), Texas (8%), New York (8%), Florida (7%), and other states each individually representing less than 5% of the Company’s total.
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance — beginning of period	$243,655	$362,823	$264,416	$403,400
Accretion of accretable yield	(20,969)	(52,519)	(47,874)	(117,565)
Reclassifications from (to) nonaccretable difference	15,686	(5,050)	21,830	19,419
Balance — end of period	$238,372	$305,254	$238,372	$305,254
During the three and six months ended June 30, 2015 and 2014, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Leased vehicles	$6,957,870	$6,309,096
Less: accumulated depreciation	(1,099,586)	(804,629)
Depreciated net capitalized cost	5,858,284	5,504,467
Manufacturer subvention payments	(678,861)	(645,874)
Origination fees and other costs	10,481	4,190
Net book value	$5,189,904	$4,862,783

During the three and six months ended June 30, 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of $755,624 and $1,316,958, respectively, and a net book value of $666,252 and $1,155,171, respectively, to a third party. The bulk sales agreements included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (see Note 10). SCUSA retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, these sales generated large taxable gains that the Company has deferred through a qualified like-kind exchange program. In order to qualify for this deferral, the proceeds from the sales (along with the proceeds from recent lease terminations for which the Company also intends to defer the taxable gain) are held in a qualified exchange account, which is classified as restricted cash, until reinvested in new lease originations.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2015:

Remainder of 2015	$477,980
2016	856,944
2017	484,780
2018	110,367
2019	416
Thereafter	33
Total	$1,930,520
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Gross investment in capital leases	$196,948	$137,543
Origination fees and other	158	78
Less unearned income	(70,954)	(46,193)
Net investment in capital leases before allowance	126,152	91,428
Less: allowance for lease losses	(15,570)	(9,589)
Net investment in capital leases	$110,582	$81,839

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of June 30, 2015:

Remainder of 2015	$25,257
2016	50,513
2017	50,460
2018	49,396
2019	21,322
Thereafter	—
Total	$196,948

4.	Credit Loss Allowance and Credit Quality
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
The activity in the credit loss allowance for individually acquired loans for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,822,712	$1,130	$352,878	$2,444,552	$1,035	$203,190
Provision for credit losses	613,823	(162)	121,118	527,362	(112)	70,212
Charge-offs	(835,283)	—	(97,218)	(700,965)	—	(66,966)
Recoveries	528,394	—	7,957	397,638	—	6,518
Balance — end of period	$3,129,646	$968	$384,735	$2,668,587	$923	$212,954

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,726,338	$674	$348,660	$2,132,634	$1,090	$179,350
Provision for credit losses	1,120,971	294	218,821	1,184,068	(167)	132,341
Charge-offs	(1,762,276)	—	(196,908)	(1,453,530)	—	(107,914)
Recoveries	1,071,730	—	14,162	805,415	—	9,177
Transfers to held for sale	(27,117)	—	—	—	—	—
Balance — end of period	$3,129,646	$968	$384,735	$2,668,587	$923	$212,954

The impairment activity related to purchased receivables portfolios for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance — beginning of period	$184,173	$206,170	$189,275	$226,356
Incremental provisions for purchased receivables portfolios	—	350	300	1,675
Incremental reversal of provisions for purchased receivables portfolios	(4,270)	(8,676)	(9,672)	(30,187)
Balance — end of period	$179,903	$197,844	$179,903	$197,844

The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status, loss experience to date, and consideration of similarity between this portfolio and individually acquired retail installment contracts as well as various economic factors. The activity in the lease loss allowance for capital leases for the three and six months ended June 30, 2015 was as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance — beginning of period	$15,182	$9,589
Provision for lease losses	8,226	14,002
Charge-offs	(17,393)	(19,390)
Recoveries	9,555	11,369
Balance — end of period	$15,570	$15,570

Delinquencies

Retail installment contracts and personal amortizing term loans are classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status, the Company returns to accruing interest on the contract. The accrual of interest on revolving personal loans continues until the loan is charged off. A summary of delinquencies as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015
	Retail Installment Contracts Held for Investment			Personal Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,010,352	$55,663	$2,066,015	$57,285
Delinquent principal over 60 days	869,190	29,886	899,076	153,485
Total delinquent principal	$2,879,542	$85,549	$2,965,091	$210,770

	December 31, 2014
	Retail Installment Contracts Held for Investment			Personal Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,319,203	$131,634	$2,450,837	$52,452
Delinquent principal over 60 days	1,030,580	72,473	1,103,053	138,400
Total delinquent principal	$3,349,783	$204,107	$3,553,890	$190,852

The balances in the above tables reflect total unpaid principal rather than net investment before allowance; the difference is considered insignificant. As of June 30, 2015 and December 31, 2014, no receivables from dealers were 31 days or more delinquent.

As of June 30, 2015 and December 31, 2014, there were no receivables from dealers or finance receivables held for sale that were non-performing. Delinquencies on the capital lease portfolio, which began in 2014, were immaterial as of June 30, 2015 and December 31, 2014.
FICO® Distribution — A summary of the credit risk profile of the Company’s consumer loans by FICO® distribution, determined at origination, as of June 30, 2015 and December 31, 2014 was as follows:

June 30, 2015
FICO® Band	Retail Installment Contracts Held for Investment (a)	Personal Loans (b)
<540	29.0%	3.3%
540-599	35.8%	18.7%
600-639	20.5%	21.4%
>640	14.7%	56.6%

December 31, 2014
FICO® Band	Retail Installment Contracts Held for Investment (a)	Personal Loans (b)
<540	26.4%	3.3%
540-599	32.6%	20.1%
600-639	20.5%	21.4%
>640	20.5%	55.2%

(a)
Unpaid principal balance excluded from the FICO® distribution is $3,915,014 and $2,945,297 as of June 30, 2015 and December 31, 2014, respectively, as the borrowers on these loans did not have FICO® scores at origination.

(b)	Unpaid principal balance excluded from the FICO® distribution is an insignificant amount of loans to borrowers that did not have FICO scores at origination.

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
As discussed in Note 2, the Company has $955,225 of fleet retail installment contracts with commercial borrowers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of June 30, 2015, $1,010 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.

Commercial loan credit quality indicators for receivables from dealers held for investment as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Pass	$89,603	$97,903
Special Mention	2,009	2,261
Substandard	—	—
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$91,612	$100,164

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. For personal loans, restructurings due to credit counseling or hardship also are considered TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance. As of June 30, 2015 and December 31, 2014, there were no receivables from dealers classified as a TDR.
The table below presents the Company’s TDRs as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment	$5,044,546	$18,286	$4,207,037	$17,356
Impairment	(967,994)	(7,315)	(797,240)	(6,939)
Outstanding recorded investment, net of impairment	$4,076,552	$10,971	$3,409,797	$10,417

A summary of the Company’s delinquent TDRs at June 30, 2015 and December 31, 2014, is as follows:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Principal, 31-60 days past due	$936,525	$1,608	$929,095	$1,595
Delinquent principal over 60 days	465,523	4,515	515,235	5,131
Total delinquent TDR principal	$1,402,048	$6,123	$1,444,330	$6,726

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

	Three Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,830,381	$17,774	$2,979,944	$14,570
Interest income recognized	$189,914	$629	$112,138	$391

	Six Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,622,600	$17,634	$2,856,348	$12,510
Interest income recognized	$386,890	$1,218	$232,589	$720

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

The following table summarizes the financial effects of TDRs that occurred during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$987,190	$4,384	$743,664	$4,637
Outstanding recorded investment after TDR	$983,128	$4,364	$699,158	$4,573
Number of contracts	59,191	3,671	44,524	4,116

	Six Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$1,862,999	$9,778	$1,367,673	$6,748
Outstanding recorded investment after TDR	$1,857,499	$9,720	$1,280,211	$6,667
Number of contracts	111,510	8,139	83,753	6,135

A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2015 and 2014 are summarized in the following table:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$213,991	$1,790	$70,811	(a)
Number of contracts	15,392	1,603	7,234	(a)

	Six Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$372,509	$3,201	$120,275	(a)
Number of contracts	27,046	3,014	13,123	(a)

(a)	Subsequent defaults on personal loan TDRs were insignificant for the three and six months ended June 30, 2014.

5.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$343,021	$500,000	1.17%	$515,668	$—
Warehouse line (a)	Various	794,139	1,249,670	1.31%	1,180,412	31,154
Warehouse line (b)	June 2016	1,612,229	4,300,000	1.13%	2,351,770	61,775
Warehouse line	December 2016	1,230,177	2,500,000	1.17%	1,812,763	48,238
Warehouse line (c)	July 2015	—	500,000	—	—	—
Warehouse line (d)	September 2015	101,480	200,000	2.52%	160,197	3,249
Repurchase facility (e)	December 2015	876,605	876,605	1.76%	—	41,369
Warehouse line	March 2017	588,599	750,000	0.94%	885,384	15,324
Warehouse line (f)	November 2016	175,000	175,000	1.74%	—	6,625
Warehouse line (d)	October 2016	41,087	250,000	4.60%	63,529	2,635
Warehouse line (f)	November 2016	250,000	250,000	1.73%	—	1,486
Total facilities with third parties		6,012,337	11,551,275		6,969,723	211,855
Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.49%	—	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.40%	—	—
Line of credit	December 2018	1,710,000	1,750,000	2.82%	—	—
Line of credit	March 2017	300,000	300,000	1.74%	—	—
Total facilities with Santander and related subsidiaries		4,260,000	4,800,000		—	—
Total revolving credit facilities		$10,272,337	$16,351,275		$6,969,723	$211,855

(a)	Half of the outstanding balance on this facility matures in March 2016 and half matures in March 2017.

(b)
This line is held exclusively for Chrysler Capital retail loan and lease financing. On August 7, 2015, this facility was amended into two facilities, one with a $1,260,000 commitment for retail loan funding and the other with a $2,940,000 commitment for lease funding. Both facilities have a maturity date of August 2017.

(c)	This facility was terminated upon maturity on July 17, 2015.

(d)	These lines are held exclusively for personal term loans.

(e)	The repurchase facility is collateralized by securitization notes payable retained by the Company. This facility has rolling 30-day and 90-day maturities.

(f)	These lines are collateralized by residuals retained by the Company.

(g)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of June 30, 2015 and December 31, 2014, $2,797,230 and $2,152,625, respectively, of the aggregate outstanding balances on these facilities were unsecured.

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

Secured Structured Financings

The following table presents information regarding secured structured financings as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2011 Securitizations (a)	February 2017 - September 2017	$276,588	$2,860,320	1.41%-2.02%	$417,353	$88,404
2012 Securitizations (a)	November 2017 - December 2018	1,659,405	8,023,840	0.92%-1.68%	2,293,938	300,050
2013 Securitizations	January 2019 - January 2021	2,656,337	6,689,700	0.89%-1.59%	3,336,520	304,549
2014 Securitizations (a)	August 2018 - January 2021	3,983,728	6,800,420	1.16%-1.72%	4,958,150	372,680
2015 Securitizations (b)	September 2019 - July 2022	4,981,886	5,394,002	1.33%-2.07%	5,909,912	338,632
Public securitizations (c)		13,557,944	29,768,282		16,915,873	1,404,315
2010 Private issuances (d)	June 2011	138,894	516,000	1.29%	269,972	7,988
2011 Private issuances (e)	December 2018	554,188	1,700,000	1.46%	1,023,579	48,168
2012 Private issuances	May 2016	330	70,308	1.07%	6,848	573
2013 Private issuances (f)	September 2018-September 2020	2,619,086	2,693,754	1.13%-1.38%	3,787,493	145,727
2014 Private issuances	March 2018 - December 2021	2,069,420	3,271,175	1.05%-1.40%	2,855,681	107,362
2015 Private issuances	November 2018 - May 2020	1,400,503	1,493,750	0.88%-1.62%	1,845,042	71,782
Privately issued amortizing notes		6,782,421	9,744,987		9,788,615	381,600
Total secured structured financings		$20,340,365	$39,513,269		$26,704,488	$1,785,915

(a)	In July 2015, the Company sold the residuals and retained bonds on public issuances originally executed in 2011, 2012, & 2014.

(b)
In July 2015, the Company executed a securitization, issuing an additional $664,730 in Notes. In addition, this includes a series of subordinate bond transactions on the SDART platform to fund residual interests from existing securitizations.

(c)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

(d)	This securitization was most recently amended in May 2015 to extend the maturity date to May 2016.

(e)	In July 2015, the Company advanced an additional $487,000 on private issuances originally executed in 2011.

(f)	In May 2015, the Company advanced an additional $500,000 on private issuances originally executed in 2013.

	December 31, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	November 2017	$81,907	$1,632,420	1.04%	$234,706	$58,740
2011 Securitizations	June 2016 - September 2017	421,315	3,536,550	1.21%-2.80%	699,875	115,962
2012 Securitizations	November 2017 - December 2018	2,296,687	8,023,840	0.92%-1.68%	3,006,426	318,373
2013 Securitizations	January 2019 - January 2021	3,426,242	6,689,700	0.89%-1.59%	4,231,006	320,182
2014 Securitizations	August 2018 - January 2021	5,211,346	6,800,420	1.16%-1.72%	6,173,229	370,790
Public securitizations (a)		11,437,497	26,682,930		14,345,242	1,184,047
2010 Private issuances	June 2011	172,652	516,000	1.29%	303,361	8,009
2011 Private issuances	December 2018	859,309	1,700,000	1.46%-1.80%	1,316,903	52,524
2012 Private issuances	May 2016	5,682	70,308	1.07%	11,760	1,086
2013 Private issuances	September 2018 - September 2020	2,629,278	2,693,754	1.13%-1.38%	3,703,685	98,063
2014 Private issuances	November 2015 - December 2021	2,614,556	3,519,049	1.05%-1.85%	3,779,288	121,356
Privately issued amortizing notes		6,281,477	8,499,111		9,114,997	281,038
Total secured structured financings		$17,718,974	$35,182,041		$23,460,239	$1,465,085

(a)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended June 30, 2015 and 2014 was $70,328 and $57,217, respectively. Total interest expense on secured structured financings for the six months ended June 30, 2015 and 2014 was $131,180 and $117,079, respectively.

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
The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. This titling trust is considered a VIE.
On-balance sheet variable interest entities
The following table summarizes the assets and liabilities related to VIEs included in the Company’s condensed consolidated financial statements:

	June 30, 2015	December 31, 2014
Restricted cash	$1,977,229	$1,626,257
Finance receivables held for sale	1,546,393	18,712
Finance receivables held for investment, net	23,012,380	21,366,121
Leased vehicles, net	5,189,904	4,862,783
Various other assets	586,420	1,283,281
Notes payable	31,048,462	27,796,999
Various other liabilities	8,980	—

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

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of June 30, 2015 and December 31, 2014, the Company was servicing $27,360,458 and $24,611,624, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the three and six months ended June 30, 2015 and 2014, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Assets securitized	$5,255,516	$5,051,048	$9,237,371	$8,367,295

Net proceeds from new securitizations (a)	$4,426,263	$4,707,336	$7,487,125	$7,441,429
Cash received for servicing fees (b)	172,854	153,514	332,656	299,285
Cash received upon release from reserved and restricted cash accounts (b)	—	60	—	810
Net distributions from Trusts (b)	416,201	384,093	716,688	710,812
Total cash received from Trusts	$5,015,318	$5,245,003	$8,536,469	$8,452,336

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.

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
During the three and six months ended June 30, 2015, the Company sold $768,561 of gross retail installment contracts to a VIE in an off-balance sheet securitization. During the six months ended June 30, 2014, the Company sold $774,183 of gross retail installment contracts to a VIE in an off-balance sheet securitization. During the three months ended June 30, 2014, the Company executed no off-balance sheet securitizations. As of June 30, 2015 and December 31, 2014, the Company was servicing $2,429,141 and $2,157,808, respectively, of gross retail installment contracts that have been sold in these and other off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Receivables securitized	$768,561	$—	$768,561	$774,183

Net proceeds from new securitizations	$785,983	$—	$785,983	$765,327
Cash received for servicing fees	6,319	4,184	11,623	6,972
Total cash received from securitization trusts	$792,302	$4,184	$797,606	$772,299

7.	Derivative Financial Instruments
The Company manages its exposure to changing interest rates using derivative financial instruments. In certain circumstances, the Company is required to hedge its interest rate risk on its secured structured financings and the borrowings under its revolving credit facilities. The Company uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by securitization Trusts and borrowings under the Company's warehouse lines of credit. Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI), to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings.
The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written in order to offset the interest rate cap agreements, and a total return swap, are not designated as hedges for accounting purposes. Changes in the fair value of derivative instruments not designated as hedges for accounting purposes are reflected in earnings as a component of interest expense.
The underlying notional amounts and aggregate fair values of these agreements at June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$8,895,000	$(11,080)	$8,020,000	$3,827
Interest rate swap agreements not designated as hedges	3,128,000	(9,322)	3,206,000	(12,175)
Interest rate cap agreements	8,002,020	29,423	7,541,385	49,762
Options for interest rate cap agreements	8,002,020	(29,446)	7,541,385	(49,806)
Total return swap	—	—	250,594	(1,736)

See Note 13 for additional disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
In March 2014, the Company entered into a financing arrangement with a third party whereby the Company pledged certain bonds retained in its own securitizations in exchange for $250,594 in cash. In conjunction with the financing arrangement, the Company entered into a total return swap related to the bonds as an effective avenue to monetize the Company’s retained bonds as a source of financing. This arrangement matured and was terminated in May 2015.

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at June 30, 2015 and December 31, 2014.
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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2015 and December 31, 2014:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015
Interest rate swaps - Santander & affiliates	$910	$—	$910	$—	$—	$910
Interest rate swaps - third party	1,211	—	1,211	—	—	1,211
Interest rate caps - Santander & affiliates	19,049	—	19,049	—	—	19,049
Interest rate caps - third party	10,373	—	10,373	—	—	10,373
Total derivatives subject to a master netting arrangement or similar arrangement	31,543	—	31,543	—	—	31,543
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$31,543	$—	$31,543	$—	$—	$31,543
Total financial assets	$31,543	$—	$31,543	$—	$—	$31,543

December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946	—	—	2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2015
Interest rate swaps - Santander & affiliates	$17,124	$(11,408)	$5,716	$—	$—	$5,716
Interest rate swaps - third party	5,398	(5,398)	—	—	—	—
Back to back - Santander & affiliates	19,049	(19,049)	—	—	—	—
Back to back - third party	10,397	(10,397)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	51,968	(46,252)	5,716	—	—	5,716
Total return swap	—	—	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$51,968	$(46,252)	$5,716	$—	$—	$5,716
Total financial liabilities	$51,968	$(46,252)	$5,716	$—	$—	$5,716

December 31, 2014
Interest rate swaps - Santander & affiliates	$15,783	$(4,308)	$11,475	$—	$—	$11,475
Interest rate swaps - third party	719	(191)	528	—	—	528
Back to back - Santander & affiliates	35,602	(35,602)	—	—	—	—
Back to back - third party	14,204	(14,204)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	66,308	(54,305)	12,003	—	—	12,003
Total return swap	1,736	(1,736)	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	1,736	(1,736)	—	—	—	—
Total derivative liabilities	$68,044	$(56,041)	$12,003	$—	$—	$12,003
Total financial liabilities	$68,044	$(56,041)	$12,003	$—	$—	$12,003

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(5,640)	$(11,266)	$(47)	$(7,246)	$(1,931)
Derivative instruments not designated as hedges	$6,852			$3,199

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(37,176)	$(22,337)	$91	$(6,592)	$(4,595)
Derivative instruments not designated as hedges	$4,423			$8,388

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three and six months ended June 30, 2015 and 2014.

8.	Other Assets
Other assets were comprised as follows:

	June 30, 2015	December 31, 2014
Upfront fee (a)	$117,500	$125,000
Vehicles (b)	177,226	134,926
Manufacturer subvention payments receivable (a)	116,480	70,213
Accounts receivable	26,178	18,440
Prepaids	34,768	35,906
Derivative assets (Note 7)	11,584	17,106
Other	2,619	1,825
Total other assets	$486,355	$403,416

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
The Company recorded income tax expense of $161,230 (36.1% effective tax rate) and $302,656 (34.5% effective tax rate) during the three and six months ended June 30, 2015, respectively. The Company recorded income tax expense of $143,643 (36.8% effective tax rate) and $191,684 (36.9% effective tax rate) during the three and six months ended June 30, 2014, respectively. The decrease in effective tax rate year over year is primarily due to discrete adjustments related to stock compensation, state rate changes due to geographic earnings mix, and laws guiding state apportionment.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At June 30, 2015 and December 31, 2014, the Company had a net receivable from affiliates under the tax sharing agreement of zero and $459, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheets.
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
The Company is obligated to make purchase price holdback payments to a third-party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SCUSA also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.
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
The Company committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, the Company has not recorded an allowance for unfunded commitments. As of June 30, 2015 and December 31, 2014, the Company was obligated to purchase $7,922 and $7,706, respectively, in receivables that had been originated by the retailer but not yet purchased by SCUSA. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold.
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
The Company has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee to inception of the contract. There were downward adjustments of zero and $147 for the three and six months ended June 30, 2015, respectively. There were upward adjustments of $1,329 and $3,249 for the three and six months ended June 30, 2014, respectively.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of June 30, 2015, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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

The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, the Company executed an amendment to the servicing agreement with CBP, which increased the servicing fee the Company receives. The Company and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600,000 and a minimum of $250,000 per quarter to a maximum of $200,000 and a minimum of $50,000 per quarter, as may be adjusted according to the agreement.

The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated on May 9, 2015. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's condensed consolidated balance sheets. The Company additionally has agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception.
In connection with the bulk sales of Chrysler Capital leases (Note 3), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability was $5,154, net, as of June 30, 2015.
On March 31, 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell charged off loan receivables in bankruptcy status for at least $200,000 in proceeds. The Company and the third party executed an amendment to the forward flow asset sale agreement on June 29, 2015 which increased the committed sales of charged off loan receivables in bankruptcy status to $275,000. As of June 30, 2015, the remaining commitment was $216,380.

Legal and Regulatory Proceedings

Periodically, the Company is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York (the "Steck Lawsuit"). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company's initial public offering. Each lawsuit was brought by a purported stockholder of the Company seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the initial public offering. Each complaint alleged that the Registration Statement and Prospectus contained misleading statements concerning the Company’s auto lending business and underwriting practices. Each lawsuit asserted claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief. In February 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice. In June 2015, the venue of the Steck Lawsuit was transferred from the Southern District of New York to the Northern District of Texas.

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

On July 31, 2015, the CFPB notified the Company that it had referred to the DOJ certain alleged violations by the Company of the ECOA regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by the Company and (ii) the treatment of certain types of income in the Company's underwriting process.

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
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and six months ended June 30, 2015 and 2014, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Line of credit agreement with Santander - New York Branch (Note 5)	$26,151	$22,709	$51,635	$47,583
Line of credit agreement with SHUSA (Note 5)	1,313	1,299	2,603	1,662
Letter of credit facility with Santander - New York Branch	—	126	—	251
Accrued interest for affiliate lines/letters of credit at June 30, 2015 and December 31, 2014, was as follows:

	June 30, 2015	December 31, 2014
Line of credit agreement with Santander - New York Branch (Note 5)	$7,676	$7,750
Line of credit agreement with SHUSA (Note 5)	232	242
Letter of credit facility with Santander - New York Branch	—	128
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $16,301,039 and $16,330,771 at June 30, 2015 and December 31, 2014, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $39,656 and $32,118 at June 30, 2015 and December 31, 2014, respectively. Interest expense on these agreements includes amounts totaling $14,986 and $12,702 for the three months ended June 30, 2015 and 2014, respectively, and $32,228 and $21,583 for the six months ended June 30, 2015 and 2014, respectively.
Until October 1, 2014, the Company had an agreement with SBNA whereby the Company provided SBNA with the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elected, to provide the proposed financing. The Company provided servicing on all loans originated under this arrangement and was eligible to receive a servicer performance payment based on performance of the serviced loans. The Company also provided servicing on dealer loans sold to SBNA that were not subject to the servicer performance payment. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $3,033 and $4,298 for the three and six months ended June 30, 2014, including $1,259 and $1,723 in servicer performance payments.
Effective October 1, 2014, the origination and servicing agreements were terminated and replaced with revised agreements requiring SCUSA to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and requiring SBNA to pay SCUSA a Relationship Management Fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. As of June 30, 2015 and December 31, 2014, the Company had relationship management fees receivable from SBNA of $458 and $450, respectively. The Company recognized $1,448 and $3,071 of relationship management fee income for the three and six months ended June 30, 2015, respectively. These agreements also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SCUSA, from SCUSA to SBNA. Servicing fee expense under this new agreement totaled $84 and $170 for the three and six months ended June 30, 2015, respectively. As of June 30, 2015 and December 31, 2014, the Company had $27 and $28, respectively, of servicing fees payable to SBNA. Under our exclusive relationship with Chrysler, the Company may provide advance funding to Chrysler for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had a receivable from SBNA for $7,637 and zero as of June 30, 2015 and December 31, 2014, respectively, for such advances.

Under an agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA who settles the transaction with the dealer. As of June 30, 2015, the Company owed SBNA $2,078 related to such originations.

The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to SCUSA in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of June 30, 2015 and December 31, 2014, the unamortized fee balance was $7,200 and $7,650, respectively. The Company recognized $225 and $450 of income related to the referral fee for each of the three and six months ended June 30, 2015 and 2014, respectively.

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $689 and $5,784 for the three months ended June 30, 2015 and 2014, respectively, and $2,633 and $6,649 for the six months ended June 30, 2015 and 2014, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Total serviced portfolio	$788,509	$896,300
Cash collections due to owner	22,232	21,415
Servicing fees receivable	1,829	2,171
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA could review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays Chrysler on behalf of SBNA for residual gains and losses on the flowed leases. The Company also services leases it sold to SBNA in 2014. Origination fee income recognized under the agreement totaled $2,807 and $6,937 for the three months ended June 30, 2015 and 2014, respectively, and $8,431 and $10,622 for the six months ended June 30, 2015 and 2014, respectively. Servicing fee income recognized on leases serviced for SBNA totaled $1,854 and $535 for the three months ended June 30, 2015 and 2014, respectively, and $3,311 and $629 for the six months ended June 30, 2015 and 2014, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Total serviced portfolio	$2,438,294	$1,989,967
Cash collections due to owner	7	1
Lease fundings due from owner	—	3,365
Origination and servicing fees receivable	673	10,345
Revenue share reimbursement receivable	4,584	1,694

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SCUSA indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At time of the agreement, SCUSA established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SCUSA, in the case of payments and sale proceeds. As of June 30, 2015 and December 31, 2014, the balance in the collateral account was $40,506 and $44,805, respectively. For the three and six months ended June 30, 2015 the Company recognized an indemnification expense of $2,576 and had recorded a liability of $2,127 related to the residual losses covered under the agreement.

The Company periodically sells loan and lease contracts to affiliates under certain agreements. Although no such sales occurred during the three and six months ended June 30, 2015, the Company sold leases with a depreciated net capitalized cost of $369,114 for a gain of $5,576 for the three and six months ended June 30, 2014.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of data processing, communications and other expenses, totaled $21 and $22 for the three months ended June 30, 2015 and 2014, respectively, and $123 and $75 for the six months ended June 30, 2015 and 2014, respectively.
The Company is party to an MSA with a company in which it has a cost method investment of $6,000 and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SCUSA to review credit applications of retail store customers. Under terms of the MSA, the Company originated personal revolving loans of $10,662 and $2,207 during the three months ended June 30, 2015 and 2014, respectively, and $18,288 and $2,911 during the six months ended June 30, 2015 and 2014, respectively.

During the three and six months ended June 30, 2015, the Company paid certain expenses incurred by the Company's then-Chairman and CEO in the operation of a private plane in which he owns a partial interest when used for SCUSA business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate, and the amount of reimbursement is not subject to a maximum cap per fiscal year. For the three months ended June 30, 2015 and 2014, the Company paid $125 and $141, respectively, to Meregrass, Inc., the company managing the plane's operations, with an average rate of $5.8 per hour. For the six months ended June 30, 2015 and 2014, the Company paid $308 and $414, respectively, to Meregrass, Inc., with an average hourly rate of $5.8.
As of June 30, 2015, the Company's then-CEO and then-CFO, as well as a Santander employee who was a member of the SCUSA Board of Directors until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended June 30, 2015 and 2014, the Company paid $1,979 and $54, respectively, in lease payments on this property. For the six months ended June 30, 2015 and 2014, the Company paid $2,501 and $108, respectively, in lease payments on this property. Future minimum lease payments for the 12-year term of the lease total $81,054.

The Company is party to certain agreements with a third party retailer whereby the Company is committed to purchase receivables originated by the retailer for an initial term ending in April 2020 and renewable through April 2022 at the retailer's option. In November 2014, Capmark, a company of which affiliates of Centerbridge own an approximately 32% interest, acquired the retailer. Prior to SCUSA's IPO in January 2014, Centerbridge had a 7% indirect ownership interest in SCUSA. Immediately after the IPO, Centerbridge had an approximately 1% interest in SCUSA, which had decreased to less than 1% by December 31, 2014 and further decreased to zero in February 2015. Further, an individual that was a member of SCUSA's board of directors until July 15, 2015, is a member of Centerbridge management and also serves on the board of directors of Capmark. During the three and six months ended June 30, 2015, the Company advanced $250,687 and $408,916, respectively, to the retailer, and received $249,583 and $526,943, respectively, in payments on receivables originated under its agreements with the retailer.
At June 30, 2015 and December 31, 2014, the Company had tax indemnification payments receivable of $5,472 and $5,504, respectively, representing reimbursement of tax indemnification payments made to the original equity investors in two investment partnerships now owned by the Company. One of the equity investors, Centerbridge, also was an investor in SCUSA until February 2015, and both investors had representation on SCUSA's board until July 15, 2015. These payments are expected to be recovered through tax refunds passed through to the Company as the original investors recognize tax losses related to the investments.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

For the three and six months ended June 30, 2015, the calculation of earnings per share excludes 48,800 and 1,307,113 employee stock option awards, respectively, as the effect of those securities would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per common share
Net income	$285,464	$246,481	$574,714	$327,947
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	354,625	348,243	351,806	347,882
Weighted average number of participating restricted common shares outstanding (in thousands)	467	584	467	584
Weighted average number of common shares outstanding (in thousands)	355,092	348,827	352,273	348,466
Earnings per common share	$0.80	$0.71	$1.63	$0.94
Earnings per common share - assuming dilution
Net income	$285,464	$246,481	$574,714	$327,947
Weighted average number of common shares outstanding (in thousands)	355,092	348,827	352,273	348,466
Effect of employee stock-based awards (in thousands)	4,102	7,555	3,659	7,543
Weighted average number of common shares outstanding - assuming dilution (in thousands)	359,194	356,382	355,932	356,008
Earnings per common share - assuming dilution	$0.79	$0.69	$1.61	$0.92

13.	Fair Value of Financial Instruments
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
Fair value estimates, methods, and assumptions are as follows:

		June 30, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$28,886	$28,886	$33,157	$33,157
Receivables held for sale (b)	2	1,570,416	1,583,832	46,585	46,585
Finance receivables held for investment, net (c)	3	24,778,311	26,811,953	23,915,551	25,576,337
Restricted cash (a)	1	3,086,229	3,086,229	1,920,857	1,920,857
Notes payable — credit facilities (d)	3	6,012,337	6,012,337	6,402,327	6,402,327
Notes payable — secured structured financings (e)	2	20,340,365	20,449,462	17,718,974	17,810,062
Notes payable — related party (f)	3	4,260,000	4,260,000	3,690,000	3,690,000

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$10,373	$—	$10,373	$—
Due from affiliates — trading interest rate caps (a)	19,049	—	19,049	—
Other assets — cash flow hedging interest rate swaps (a)	1,211	—	1,211	—
Due from affiliates — cash flow hedging interest rate swaps (a)	113	—	113	—
Due from affiliates — trading interest rate swaps (a)	797	—	797	—
Due from affiliates — treasury bills	30,991	30,991	—	—
Other liabilities — trading options for interest rate caps (a)	10,397	—	10,397	—
Due to affiliates — trading options for interest rate caps (a)	19,049	—	19,049	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,135	—	3,135	—
Due to affiliates — cash flow hedging interest rate swaps (a)	9,270	—	9,270	—
Other liabilities — trading interest rate swaps (a)	2,263	—	2,263	—
Due to affiliates — trading interest rate swaps (a)	7,854	—	7,854	—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,160	$—	$14,160	$—
Due from affiliates — trading interest rate caps (a)	35,602	—	35,602	—
Other assets — cash flow hedging interest rate swaps (a)	2,796	—	2,796	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,823	—	4,823	—
Other assets — trading interest rate swaps (a)	150	—	150	—
Due from affiliates — trading interest rate swaps (a)	385	—	385	—
Other liabilities — trading options for interest rate caps (a)	14,204	—	14,204	—
Due to affiliates — trading options for interest rate caps (a)	35,602	—	35,602	—
Other liabilities — cash flow hedging interest rate swaps (a)	476	—	476	—
Due to affiliates — cash flow hedging interest rate swaps (a)	3,316	—	3,316	—
Other liabilities — trading interest rate swaps (a)	243	—	243	—
Due to affiliates — trading interest rate swaps (a)	12,467	—	12,467	—
Other liabilities — total return swap (b)	1,736	—	1,736	—

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

There were no amounts transferred into or out of Level 3 during the three and six months ended June 30, 2015 and 2014, respectively.
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — vehicles	$177,226	$—	$177,226	$—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — vehicles	$134,926	$—	$134,926	$—

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
On December 28, 2013, the Board approved certain changes to the Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also, on December 28, 2013, the Company granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $1,216 and $1,216 recorded for the six months ended June 30, 2015 and 2014, respectively.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the initial public offering. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845. Also, in connection with the IPO, the Company granted additional stock options under the Plan to certain executives, other employees, and an independent director with an estimated compensation cost of $10,216, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the six months ended June 30, 2015 to employees; the estimated compensation costs associated with these additional grants is $1,239 and will be recognized over the vesting periods of the awards.
A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	21,357,911	$10.82	7.2	$187,637
Granted	161,244	23.27	—	—
Exercised	(8,771,131)	9.86	—	(121,923)
Expired	(15,197)	9.73	—	—
Forfeited	(143,677)	14.47	—	—
Options outstanding at June 30, 2015	12,589,150	11.62	6.8	175,631
Options exercisable at June 30, 2015	8,391,322	10.29	6.6	128,261

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company granted RSUs in February and April 2015. A portion of the RSUs vested immediately upon grant, and a portion will vest annually over the next three years. In June 2015, as part of a separate long-term incentive plan, the Company granted certain officers RSUs that vest over a three-year period, with vesting dependent on Banco Santander performance over that time. After vesting, stock obtained through RSUs must be held for one year.

15.	Shareholders' Equity
Treasury Stock
The Company had 52,141 shares of treasury stock outstanding with a cost of $983 as of June 30, 2015 and December 31, 2014. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the company. Additionally, 48,987 shares were withheld in December 2014 to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning balance, unrealized gains (losses) on cash flow hedges	$(9,290)	$(765)	$3,553	$(2,853)
Other comprehensive loss before reclassifications	(3,458)	(4,579)	(23,249)	(4,167)
Amounts reclassified out of accumulated other comprehensive income (loss) (a)	7,022	1,215	13,970	2,891
Ending balance, unrealized losses on cash flow hedges	$(5,726)	$(4,129)	$(5,726)	$(4,129)

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2015 and 2014 consist of the following:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$11,266	Interest expense	$1,931	Interest expense
Tax benefit	(4,244)		(716)
Net of tax	$7,022		$1,215

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$22,337	Interest expense	$4,595	Interest expense
Tax expense (benefit)	(8,367)		(1,704)
Net of tax	$13,970		$2,891
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

16.	Subsequent Events

Separation Agreement with Thomas G. Dundon

On July 2, 2015, the Company announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of the Company, effective as of the close of business on July 2, 2015. In connection with his departure, and subject to the terms and conditions of his Employment Agreement, including Mr. Dundon's execution of a release of claims against the Company, Mr. Dundon became entitled to receive certain payments and benefits under his Employment Agreement. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals. Additionally, the Separation Agreement confirms that, upon termination of his employment, Mr. Dundon’s unvested restricted stock awards vested in full in accordance with their terms, his outstanding stock options vested in full (to the extent they were previously unvested) and that all shares acquired upon the exercise of stock options awarded to Mr. Dundon in December 2011 or other awards previously restricted became freely transferable, subject to applicable regulatory approvals and applicable law.

Mr. Dundon’s outstanding stock options will remain exercisable until the third anniversary of his resignation, and subject to certain time limitations, Mr. Dundon was permitted to exercise such options in whole, but not in part, and settle such options for a cash payment equal to the difference between the closing trading price of a share of Company common stock as of the date immediately preceding such exercise and the exercise price of such option. Mr. Dundon exercised this cash settlement option as of July 2, 2015. In addition, any service-based vesting requirements that were applicable to Mr. Dundon’s outstanding restricted stock units and deferred cash award in respect of his 2014 annual bonus were waived upon his termination of employment, and such awards will vest and be settled in accordance with the underlying award agreements.

Mr. Dundon will serve as a consultant to the Company for twelve months from the date of the Separation Agreement at a mutually agreed rate, and will continue to serve as a Director on the Company’s Board.

Pursuant to the Separation Agreement, SHUSA was deemed to have delivered as of July 3, 2015 an irrevocable notice to exercise a call option with respect to all the shares of Company common stock owned by DDFS and consummate the transactions contemplated by such call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained.

Sale of Securitization Residuals

On July 6, 2015, the Company settled a transaction to sell residual interests in certain SDART 2014 Trusts and its retained bonds in the related 2011 and 2012 vintage SDART Trusts to a third party. As of June 30, 2015, retail installment contracts of $782,267 associated with these Trusts were classified as finance receivables held for sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with SCUSA’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) on March 2, 2015 (2014 Annual Report on Form 10-K) and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information about the Company is available on SCUSA’s website at www.santanderconsumerusa.com. SCUSA’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through SCUSA’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding SCUSA at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and personal lending products. We are majority-owned (as of June 30, 2015, approximately 59.0%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes our personal loan and point-of-sale financing operations.
Since May 1, 2013, we have been the preferred provider for Chrysler’s consumer loans and leases and dealer loans under terms of a ten-year agreement with Chrysler. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. In conjunction with the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
Under the terms of the Chrysler Agreement, certain standards were agreed to which include SCUSA meeting specified escalating penetration rates for the first five years, and Chrysler treating SCUSA in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The success of the Chrysler agreement, is dependent upon the ability of both parties to meet and uphold these standards.
The target penetration rate as of April 30, 2015 (the end of the second year of the Chrysler Agreement) was 44%, and the target penetration rate for the third year is set at 54%. Our actual penetration rate as of June 30, 2015 was 28% as interest rates have remained low, causing our subvented loan and lease offers not to be materially more attractive than other lenders' offers. We remain confident about the ongoing success of the Chrysler Agreement. Since its May 1, 2013, launch, Chrysler Capital has originated $24.4 billion in retail loans and $9.4 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate.
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
We have flow agreements and dedicated financing facilities in place for our Chrysler Capital business. We periodically sell consumer retail installment contracts through these flow agreements, and, when market conditions are favorable, we will access the ABS market through securitizations of consumer retail installment contracts. We also periodically enter into bulk sales of consumer vehicle leases with a third party. We typically retain servicing of loans and leases sold or securitized, and may also retain some residual risk in sales of leases. We have also entered into an agreement with the buyer of our leases whereby we will periodically sell charged-off loans.

Economic and Business Environment
The U.S. economy has continued its slow-paced recovery into 2015. According to the Bureau of Labor Statistics, unemployment declined from 5.6% at the beginning of the year to 5.3% as of June 30, 2015. The Federal Reserve continues to signal that it may raise rates in 2015. New cars are selling at a pace to exceed an annualized rate of 17 million for 2015.
Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the FTC, the DOJ and by regulatory agencies in each state in which we are licensed. In addition, we are subject to certain bank regulations, including oversight by the OCC, the European Central Bank, and the Federal Reserve, which has the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth.
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
Additionally, on August 27, 2014, the Commission adopted final rules implementing provisions of the Dodd-Frank Act relating to third-party due diligence reports for asset-backed securities. The final rules take effect nine months after they were published in the Federal Register (i.e., June 2015). These final rules have a wider impact on SCUSA than Regulation AB II as they will cover all SCUSA securitization platforms.
Additional legal and regulatory matters affecting the Company's activities are further discussed in Part I, Item 1A - Risk Factors of our annual report on Form 10-K.
How We Assess Our Business Performance

Net income, and the associated return on assets and equity, are the primary metrics by which we judge the performance of our business. Accordingly, we closely monitor the primary drivers of net income:

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

•
Operating expenses — We assess our operational efficiency using our cost-to-assets ratio. We perform extensive analysis to determine whether observed fluctuations in operating expense levels indicate a trend or are the nonrecurring impact of large projects. Our operating expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist us in assessing profitability by pool and vintage.

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination and sales volume along with APR and discounts (including subvention and net of dealer participation).

Second Quarter 2015 Summary of Results
Our strong performance in the second quarter of 2015 highlights our ability to execute on our strategy of optimizing the mix of retained assets versus assets sold and serviced for others. These key highlights included:

•	Growth of 16.3% in net finance and other interest income compared to the same quarter in 2014;

•	Net income of $285.5 million compared with $246.5 million for the same quarter in 2014, or a 15.8% increase year-over-year;

•	Originations of $7.6 billion, up from $7.4 billion in the prior quarter and $6.7 billion originated in the same quarter in 2014;

•	Asset sales of $2.8 billion, up from $1.5 billion in the prior quarter, and up from $1.8 billion in the same quarter in 2014;

•	Serviced for others portfolio of $13.1 billion, up from $11.2 billion in the prior quarter and $8.0 billion in the same period last year;

•	Expense ratio of 2.1%, down slightly from 2.2% in the prior quarter and 2.3% in the same quarter last year despite managed asset growth and increases in headcount.
Recent Developments and Other Factors Affecting Our Results of Operations
Asset Sales and Securitizations
During the second quarter of 2015, we executed four on-balance sheet securitizations, including a series of subordinate bond transactions to fund residual interests from existing securitizations, with net bonds sold of $3.4 billion and we advanced $1.5 billion on new and existing private term amortizing facilities and revolving facilities. Additionally, in line with our strategy to leverage our servicing platform and increase servicing fee income, we executed several other transactions, which are discussed in greater detail in the Liquidity Management, Funding and Capital Resources section of management's discussion and analysis.
Amendments to Flow Agreements
On June 25, 2015, we executed an amendment to the flow agreement with CBP, which increased the servicing fee the Company receives for the servicing of assets sold under the agreement. The amendment also reduced, effective from and after August 1, 2015, CBP’s committed purchases of Chrysler Capital prime loans. We have mitigated the reduction in committed purchases, in part, through further development of new business relationships, which has resulted in sales of loans to a new third party purchaser during the second quarter.
The Company also entered into an amendment to the flow agreement under which we are committed to selling charged off loan receivables in bankruptcy status. This amendment increased the committed sales of charged off loans receivable in bankruptcy.
Shelf Registration Statement
In March 2015, we filed a shelf registration statement on Form S-3 to register up to 245,593,555 shares of our common stock held by SHUSA and DDFS LLC, an entity solely owned by our then-Chairman and Chief Executive Officer. We will not receive any proceeds from the sale of any shares offered under such shelf registration statement.
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

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and six months ended June 30, 2015 and 2014 have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Retained Originations	(Dollar amounts in thousands)
Retail installment contracts	$4,765,800	$3,466,983	$9,054,701	$7,643,978
Average APR	17.2%	15.0%	17.6%	15.6%
Discount	2.5%	3.7%	3.1%	3.5%

Personal loans	$257,915	$262,617	$424,407	$370,519
Average APR	19.4%	20.0%	18.9%	20.2%
Discount	—	—	—	—

Receivables from dealers	$—	$17,806	$—	$32,629
Average APR	—	3.8%	—	3.5%
Discount	—	—		—

Leased vehicles	$1,424,308	$889,381	$2,554,423	$2,101,380

Capital lease receivables	$8,073	$16,527	$63,803	$19,573
Total originations retained	$6,456,096	$4,653,314	$12,097,334	$10,168,079

Sold Originations
Retail installment contracts	$927,586	$1,059,718	$2,234,410	$2,495,359
Average APR	4.3%	4.1%	5.1%	4.3%

Leased vehicles	$—	$389,657	—	389,657
Total originations sold	$927,586	$1,449,375	$2,234,410	$2,885,016

Total SCUSA originations	$7,383,682	$6,102,689	$14,331,744	$13,053,095

Facilitated Originations
Receivables from dealers	$—	$108,759	$—	$253,512
Leased vehicles	228,572	486,446	632,471	732,114
Total originations facilitated for affiliates	$228,572	$595,205	$632,471	$985,626

Total originations	$7,612,254	$6,697,894	$14,964,215	$14,038,721

Our asset sales for the three and six months ended June 30, 2015 and 2014 have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollar amounts in thousands)
Retail installment contracts	$2,016,675	$1,384,174	$2,935,753	$3,069,898
Average APR	5.6%	4.3%	5.3%	5.0%

Leased vehicles	$755,624	$369,114	1,316,958	369,114
Total asset sales	$2,772,299	$1,753,288	$4,252,711	$3,439,012

Our ending held for investment portfolio, average APR, and remaining unaccreted discount as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(Dollar amounts in thousands)
Retail installment contracts	$26,540,938	$25,401,461
Average APR	16.9%	16.0%
Discount	2.3%	2.1%

Personal loans	$2,261,726	$2,128,769
Average APR	22.8%	23.1%
Discount	0.1%	0.1%

Receivables from dealers	$91,612	$100,164
Average APR	4.3%	4.3%
Discount	—	—

Leased vehicles	$5,858,284	$5,504,467

Capital leases	$125,994	$91,350
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
Historically, our primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the six months ended June 30, 2015 and 2014. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$1,187,606	$1,025,622	$2,277,437	$2,013,675
Interest on purchased receivables portfolios	20,969	52,482	47,874	121,420
Interest on receivables from dealers	1,158	1,276	2,468	2,606
Interest on personal loans	111,512	84,068	223,468	166,076
Interest on finance receivables and loans	1,321,245	1,163,448	2,551,247	2,303,777
Net leased vehicle income	74,019	39,803	133,901	66,857
Other finance and interest income	6,738	874	14,079	1,124
Interest expense	150,622	128,314	299,478	252,760
Net finance and other interest income	1,251,380	1,075,811	2,399,749	2,118,998
Provision for credit losses on individually acquired retail installment contracts	613,823	527,362	1,120,971	1,184,068
Increase (decrease) in impairment related to purchased receivables portfolios	(4,270)	(8,326)	(9,372)	(28,512)
Provision for credit losses on receivables from dealers	(162)	(112)	294	(167)
Provision for credit losses on personal loans	121,118	70,212	218,821	132,341
Provision for credit losses on capital leases	8,226	—	14,002	—
Provision for credit losses	738,735	589,136	1,344,716	1,287,730
Profit sharing	21,501	24,056	35,017	56,217
Other income	208,978	138,731	356,161	274,254
Operating expenses	253,428	211,226	498,807	529,674
Income before tax expense	446,694	390,124	877,370	519,631
Income tax expense	161,230	143,643	302,656	191,684
Net income	$285,464	$246,481	$574,714	$327,947
Share Data
Weighted-average common shares outstanding
Basic	355,091,818	348,826,897	352,272,552	348,465,666
Diluted	359,193,738	356,381,921	355,932,481	356,008,288
Earnings per share
Basic	$0.80	$0.71	$1.63	$0.94
Diluted	$0.79	$0.69	$1.61	$0.92

Dividends declared per share	$—	$0.15	$—	$0.15

Balance Sheet Data
Finance receivables held for investment, net	$24,778,311	$22,887,223	$24,778,311	$22,887,223
Finance receivables held for sale	1,570,416	123,791	1,570,416	123,791
Goodwill and intangible assets	127,698	127,693	127,698	127,693
Total assets	36,039,919	29,732,396	36,039,919	29,732,396
Total borrowings	30,612,702	26,154,610	30,612,702	26,154,610
Total liabilities	31,794,469	26,630,138	31,794,469	26,630,138
Total equity	4,245,450	3,102,258	4,245,450	3,102,258
Allowance for credit losses	3,530,919	2,882,464	3,530,919	2,882,464

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$306,889	$303,326	$690,546	$648,114
Charge-offs, net of recoveries, on purchased receivables portfolios	(5,116)	15,320	(7,666)	38,843
Charge-offs, net of recoveries, on personal loans	89,261	60,448	182,746	98,737
Charge-offs, net of recoveries, on capital leases	7,838	—	8,021	—
Total charge-offs, net of recoveries	$398,872	$379,094	$873,647	$785,694
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	$869,190	$799,455	$869,190	$799,455
End of period delinquent principal over 60 days, personal loans	$153,485	$119,443	$153,485	$119,443
End of period delinquent principal over 60 days, loans	$1,052,561	$1,016,020	$1,052,561	$1,016,020
End of period assets covered by allowance for credit losses	$28,507,008	$25,210,483	$28,507,008	$25,210,483
End of period gross individually acquired retail installment contracts held for investment	$26,027,676	$23,675,889	$26,027,676	$23,675,889
End of period gross personal loans	$2,261,726	$1,448,709	$2,261,726	$1,448,709
End of period gross finance receivables and loans held for investment	$29,020,270	$26,483,290	$29,020,270	$26,483,290
End of period gross finance receivables, loans, and leases held for investment	$34,878,554	$30,545,276	$34,878,554	$30,545,276
Average gross individually acquired retail installment contracts	$27,000,474	$23,372,480	$26,117,672	$22,824,981
Average gross purchased receivables portfolios	612,821	1,416,163	689,472	1,591,711
Average gross receivables from dealers	99,369	130,769	100,690	129,579
Average gross personal loans	2,184,577	1,333,612	2,162,490	1,267,853
Average gross capital leases	136,973	10,139	124,045	5,794
Average gross finance receivables and loans	$30,034,214	$26,263,163	$29,194,369	$25,819,918
Average gross finance receivables, loans, and leases	$35,965,910	$30,086,959	$35,048,586	$29,136,572
Average managed assets	$48,113,052	$37,152,056	$46,266,080	$35,183,237
Average total assets	$35,188,090	$29,306,142	$34,212,891	$28,525,476
Average debt	$29,977,311	$25,852,175	$29,242,830	$25,190,609
Average total equity	$4,056,174	$2,988,213	$3,884,544	$2,897,741
Ratios
Yield on individually acquired retail installment contracts	17.6%	17.6%	17.4%	17.6%
Yield on purchased receivables portfolios	13.7%	14.8%	13.9%	15.3%
Yield on receivables from dealers	4.7%	3.9%	4.9%	4.0%
Yield on personal loans (1)	20.4%	25.2%	20.7%	26.2%
Yield on earning assets (2)	15.6%	16.0%	15.4%	16.3%
Cost of debt (3)	2.0%	2.0%	2.0%	2.0%
Net interest margin (4)	13.9%	14.3%	13.7%	14.5%
Expense ratio (5)	2.1%	2.3%	2.2%	3.0%
Return on average assets (6)	3.2%	3.4%	3.4%	2.3%
Return on average equity (7)	28.2%	33.0%	29.6%	22.6%
Net charge-off ratio on individually acquired retail installment contracts (8)	4.5%	5.2%	5.3%	5.7%
Net charge-off ratio on purchased receivables portfolios (8)	(3.3)%	4.3%	(2.2)%	4.9%
Net charge-off ratio on personal loans (8)	16.3%	18.1%	16.9%	15.6%
Net charge-off ratio (8)	5.3%	5.8%	6.0%	6.1%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	3.3%	3.4%	3.3%	3.4%
Delinquency ratio on personal loans, end of period (9)	6.8%	8.2%	6.8%	8.2%
Loan delinquency ratio, end of period (9)	3.6%	3.8%	3.6%	3.8%
Tangible common equity to tangible assets (10)	11.5%	10.0%	11.5%	10.0%
Common stock dividend payout ratio (11)	—	21.2%	—	16.0%
Allowance ratio (12)	12.4%	11.4%	12.4%	11.4%

(1)	Includes finance and other interest income; excludes fees

(2)	“Yield on earning assets” is defined as the ratio of annualized Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases

(3)	“Cost of debt” is defined as the ratio of annualized Interest expense to Average debt

(4)	“Net interest margin” is defined as the ratio of annualized Net finance and other interest income to Average gross finance receivables, loans and leases

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity

(8)	“Net charge-off ratio” is defined as the ratio of annualized Charge-offs, net of recoveries, to average balance of the respective portfolio

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period gross balance of the respective portfolio*

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended June 30, 2015 and 2014 is as follows:

	June 30, 2015	June 30, 2014
	(Dollar amounts in thousands)
Total equity	$4,245,450	$3,102,258
Deduct: Goodwill and intangibles	127,698	127,693
Tangible common equity	$4,117,752	$2,974,565

Total assets	$36,039,919	$29,732,396
Deduct: Goodwill and intangibles	127,698	127,693
Tangible assets	$35,912,221	$29,604,703

Equity to assets ratio	11.8%	10.4%
Tangible common equity to tangible assets	11.5%	10.0%

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses to End of period assets covered by allowance for credit losses*
*Ratio excludes receivables held for sale

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$4,079,810	$3,227,845	$2,223,833	$1,695,538	$1,308,728	$1,281,515	$1,396,610	$1,129,533	$642,156	$422,429
Interest on purchased receivables portfolios	198,945	410,213	704,770	870,257	734,634	218,240	105,229	—	—	—
Interest on receivables from dealers	4,814	6,663	7,177	14,394	24,137	5,255	—	—	—	—
Interest on personal loans	348,278	128,351	—	—	—	—	—	—	—	—
Interest on finance receivables and loans	4,631,847	3,773,072	2,935,780	2,580,189	2,067,499	1,505,010	1,501,839	1,129,533	642,156	422,429
Net leased vehicle income	189,509	33,398	—	—	—	—	—	—	—	—
Other finance and interest income	8,068	6,010	12,722	14,324	9,079	5,230	5,333	—	—	—
Interest expense	523,203	408,787	374,027	418,526	316,486	235,031	256,356	225,747	149,050	72,419
Net finance and other interest income	4,306,221	3,403,693	2,574,475	2,175,987	1,760,092	1,275,209	1,250,816	903,786	493,106	350,010
Provision for credit losses on individually acquired retail installment contracts (b)	2,211,055	1,651,416	1,119,074	741,559	750,625	720,938	823,024	513,377	261,016	175,849
Increase (decrease) in impairment related to purchased receivables portfolios	(37,717)	7,716	3,378	77,662	137,600	—	—	—	—	—
Provision for credit losses on receivables from dealers	(416)	1,090	—	—	—	—	—	—	—	—
Provision for credit losses on personal loans	434,030	192,745	—	—	—	—	—	—	—	—
Provision for credit losses on capital leases	9,991	—	—	—	—	—	—	—	—	—
Provision for credit losses (b)	2,616,943	1,852,967	1,122,452	819,221	888,225	720,938	823,024	513,377	261,016	175,849
Profit sharing	74,925	78,246	—	—	—	—	—	—	—	—
Other income	557,671	311,566	295,689	452,529	249,028	48,096	43,120	20,523	15,903	12,479
Operating expenses	962,036	698,958	559,163	557,083	404,840	249,012	209,315	150,156	178,927	98,379
Income before tax expense	1,209,988	1,085,088	1,188,549	1,252,212	716,055	353,355	261,597	260,776	69,066	88,261
Income tax expense (c)	443,639	389,418	453,615	464,034	277,944	143,834	87,472	100,302	18,312	—
Net income	766,349	695,670	734,934	788,178	438,111	209,521	174,125	160,474	50,754	88,261
Noncontrolling interests	—	1,821	(19,931)	(19,981)	—	—	—	—	33,266	—
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,349	$697,491	$715,003	$768,197	$438,111	$209,521	$174,125	$160,474	$17,488	$88,261
Share Data
Weighted-average common shares outstanding
Basic	348,723,472	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)
Diluted	355,722,363	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)
Earnings per share
Basic	$2.20	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)
Diluted	$2.15	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)
Dividends declared per share	$0.15	$0.84	$2.12	$1.89	$1.63	—	—	—	(d)	(d)
Balance Sheet Data
Finance receivables and loans	$23,962,136	$21,351,046	$16,265,820	$16,715,703	$15,032,046	$7,466,267	$5,600,102	$4,326,835	$2,748,173	$1,529,977
Finance receivables held for sale	46,585	82,503	—	—	—	—	—	—	—	—
Goodwill and intangible assets	127,738	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—
Total assets	32,342,176	26,401,896	18,741,644	19,404,371	16,773,021	8,556,177	6,044,454	4,840,647	3,095,073	1,963,718
Total borrowings	27,811,301	23,295,660	16,227,995	16,790,518	15,065,635	7,525,930	5,432,338	4,419,162	2,846,882	1,788,365
Total liabilities	28,783,827	23,715,064	16,502,178	17,167,686	16,005,404	7,838,862	5,564,986	4,509,803	2,910,208	1,867,558
Total equity	3,558,349	2,686,832	2,239,466	2,236,685	767,617	717,315	479,468	330,844	184,865	96,160
Allowance for credit losses	3,085,262	2,313,074	1,555,362	993,213	702,999	384,396	347,302	203,450	145,351	91,805

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,617,351	$1,074,144	$556,925	$451,345	$432,022	$630,084	$668,339	$455,278	$207,470	$161,038
Charge-offs, net of recoveries, on purchased receivables portfolios	59,657	178,932	451,529	573,788	277,345	53,760	10,833	—	—	—
Charge-offs, net of recoveries, on personal loans	264,720	13,395	—	—	—	—	—	—	—	—
Charge-offs, net of recoveries, on capital leases	402	—	—	—	—	—	—	—	—	—
Total charge-offs, net of recoveries	1,942,130	1,266,471	1,008,454	1,025,133	709,367	683,844	679,172	455,278	207,470	161,038
End of period individually acquired retail installment contracts delinquent principal over 60 days	1,030,580	855,315	523,202	343,633	327,184	404,420	440,536	341,449	143,946	92,081
End of period personal loans delinquent principal over 60 days	138,400	65,360	—	—	—	—	—	—	—	—
End of period delinquent principal over 60 days	1,241,453	1,102,373	865,917	767,838	579,627	502,254	477,141	341,449	143,946	92,081
End of period assets covered by allowance for credit losses	26,875,389	22,499,895	14,248,606	10,141,450	7,811,783	7,622,064	5,705,847	4,851,469	3,106,472	1,729,214
End of period gross individually acquired retail installment contracts	24,555,106	21,238,281	14,186,712	10,007,312	7,581,783	6,837,103	5,558,423	4,851,469	3,106,472	1,729,214
End of period gross personal loans	2,128,769	1,165,778	—	—	—	—	—	—	—	—
End of period gross finance receivables and loans	27,721,744	24,542,911	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214
End of period gross finance receivables, loans, and leases	33,226,211	26,822,857	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214
Average gross individually acquired retail installment contracts	23,556,137	18,097,082	12,082,026	8,843,036	6,631,231	5,690,833	5,396,355	3,986,699	2,423,623	1,515,593
Average gross purchased receivables portfolios	1,321,281	3,041,992	6,309,497	7,270,080	4,978,727	975,080	320,903	—	—	—
Average gross receivables from dealers	118,358	173,506	110,187	169,098	502,011	600,166	11,341	—	—	—
Average gross personal loans	1,505,387	425,229	—	—	—	—	—	—	—	—
Average gross capital leases	30,648	—	—	—	—	—	—	—	—	—
Average gross finance receivables and loans	26,531,811	21,737,809	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593
Average gross finance receivables, loans, and leases	30,642,923	22,499,225	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593
Average managed assets	38,296,610	25,493,890	23,346,992	25,256,129	18,191,383	8,897,775	5,606,226	3,978,971	2,417,843	1,463,853
Average total assets	29,780,754	22,558,567	18,411,012	16,067,623	11,984,997	6,930,260	5,520,652	3,967,860	2,529,396	1,567,438
Average debt	26,158,708	19,675,851	15,677,522	14,557,370	10,672,331	6,083,953	4,989,280	3,633,022	2,317,624	1,417,333
Average total equity	3,097,915	2,498,831	2,312,781	916,219	850,219	594,097	406,680	257,855	140,513	84,346
Ratios
Yield on individually acquired retail installment contracts	17.3%	17.8%	18.4%	19.2%	19.7%	22.5%	25.9%	28.3%	26.5%	27.9%
Yield on purchased receivables portfolios	15.1%	13.5%	11.2%	12.0%	14.8%	22.4%	32.8%	—	—	—
Yield on receivables from dealers	4.1%	3.8%	6.5%	8.5%	4.8%	0.9%	—	—	—	—
Yield on personal loans (1)	23.1%	30.2%	—	—	—	—	—	—	—	—
Yield on earning assets (2)	15.7%	16.9%	15.9%	15.8%	17.1%	20.7%	26.2%	28.3%	26.5%	27.9%
Cost of debt (3)	2.0%	2.1%	2.4%	2.9%	3.0%	3.9%	5.1%	6.2%	6.4%	5.1%
Net interest margin (4)	14.1%	15.1%	13.9%	13.4%	14.5%	17.6%	21.8%	22.7%	20.3%	23.1%
Expense ratio (5)	2.5%	2.7%	2.4%	2.2%	2.2%	2.8%	3.7%	3.8%	7.4%	6.7%
Return on average assets (6)	2.6%	3.1%	4.0%	4.9%	3.7%	3.0%	3.2%	4.0%	2.0%	5.6%
Return on average equity (7)	24.7%	27.8%	31.8%	86.0%	51.5%	35.3%	42.8%	62.2%	36.1%	104.6%
Net charge-off ratio on individually acquired retail installment contracts (8)	6.9%	5.9%	4.6%	5.1%	6.5%	11.1%	12.4%	11.4%	8.6%	10.6%
Net charge-off ratio on purchased receivables portfolios (8)	4.5%	5.9%	7.2%	7.9%	5.6%	5.5%	3.4%	—	—	—
Net charge-off ratio on personal loans (8)	17.6%	3.2%	—	—	—	—	—	—	—	—
Net charge-off ratio (8)	7.3%	5.8%	5.5%	6.3%	5.9%	9.4%	11.9%	11.4%	8.6%	10.6%
Delinquency ratio on individually acquired retail installment contracts, end of period (9)	4.2%	4.0%	3.7%	3.4%	4.3%	5.9%	7.9%	7.0%	4.6%	5.3%
Delinquency ratio on personal loans, end of period (9)	6.5%	5.6%	—	—	—	—	—	—	—	—
Delinquency ratio, end of period (9)	4.5%	4.5%	4.6%	4.1%	3.4%	6.0%	7.5%	7.0%	4.6%	5.3%
Tangible common equity to tangible assets (10)	10.6%	9.7%	11.3%	11.0%	3.8%	6.8%	6.3%	6.6%	5.6%	4.9%

Common stock dividend payout ratio (11)	6.8%	41.6%	102.8%	60.6%	91.3%	—	—	—	—	—
Allowance ratio (12)	11.5%	10.3%	10.9%	9.8%	9.0%	5.0%	6.1%	4.2%	4.7%	5.3%

(a)	Financial data for the year 2005 is derived from the audited consolidated financial statements of Drive Financial Services LP, the predecessor company to Santander Consumer USA Inc.

(b)	Provision for credit losses for the year 2005 includes impairment of residual interests in securitizations, which had been retained and recorded as assets under U.S. GAAP applicable at the time.

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

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases

(5)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of Net income to Average total equity

(8)	“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross balance of the respective portfolio*

(10)
"Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the years ended December 31, 2005 through 2014 is as follows:

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

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to SCUSA shareholders

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses to End of period assets covered by allowance for credit losses*

*Ratio excludes loans held for sale

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,321,245	$1,163,448	$2,551,247	$2,303,777
Leased vehicle income	355,137	218,938	688,083	366,061
Other finance and interest income	6,738	874	14,079	1,124
Total finance and other interest income	1,683,120	1,383,260	3,253,409	2,670,962
Interest expense	150,622	128,314	299,478	252,760
Leased vehicle expense	281,118	179,135	554,182	299,204
Net finance and other interest income	1,251,380	1,075,811	2,399,749	2,118,998
Provision for credit losses	738,735	589,136	1,344,716	1,287,730
Net finance and other interest income after provision for credit losses	512,645	486,675	1,055,033	831,268
Profit sharing	21,501	24,056	35,017	56,217
Net finance and other interest income after provision for credit losses and profit sharing	491,144	462,619	1,020,016	775,051
Total other income	208,978	138,731	356,161	274,254
Total operating expenses	253,428	211,226	498,807	529,674
Income before income taxes	446,694	390,124	877,370	519,631
Income tax expense	161,230	143,643	302,656	191,684
Net income	$285,464	$246,481	$574,714	$327,947

Net income	$285,464	$246,481	$574,714	$327,947
Change in unrealized gains (losses) on cash flow hedges, net of tax	3,564	(3,364)	(9,279)	(1,276)
Other comprehensive income, net	3,564	(3,364)	(9,279)	(1,276)
Comprehensive income	$289,028	$243,117	$565,435	$326,671

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,187,606	$1,025,622	$161,984	16%	$2,277,437	$2,013,675	$263,762	13%
Income from purchased receivables portfolios	20,969	52,482	(31,513)	(60)%	47,874	121,420	(73,546)	(61)%
Income from receivables from dealers	1,158	1,276	(118)	(9)%	2,468	2,606	(138)	(5)%
Income from personal loans	111,512	84,068	27,444	33%	223,468	166,076	57,392	35%
Total interest on finance receivables and loans	$1,321,245	$1,163,448	$157,797	14%	$2,551,247	$2,303,777	$247,470	11%
Income from individually acquired retail installment contracts increased $162 million, or 16%, from the second quarter of 2014 to the second quarter of 2015, and increased $264 million, or 13%, from the six months ended June 30, 2014 to the six months ended June 30, 2015, consistent with the growth in the average outstanding balance of our portfolio of these contracts of $3,293 million from June 30, 2014 to June 30, 2015. Additionally, originations during the three and six months ended June 30, 2015 carried an average APR of 17.2% and 17.6%, respectively, compared to an average APR of 15.0% and 15.6% for the same periods in 2014.
Income from purchased receivables portfolios decreased $32 million, or 60%, from the second quarter of 2014 to the second quarter of 2015, and decreased $74 million, or 61%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.4 billion in the second quarter of 2014, to $0.6 billion in the second quarter of 2015.
Income from personal loans increased $27 million, or 33%, from the second quarter of 2014 to the second quarter of 2015, and increased $57 million, or 35%, from the six months ended June 30, 2014 to the six months ended June 30, 2015, less than the growth in the average outstanding portfolio of 71% due to the increasing mix of installment loans, which are of a higher average credit quality and bear a lower average interest rate than our revolving loans.
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$355,137	$218,938	$136,199	62%	$688,083	$366,061	$322,022	88%
Leased vehicle expense	281,118	179,135	101,983	57%	554,182	299,204	254,978	85%
Leased vehicle income, net	$74,019	$39,803	$34,216	86%	$133,901	$66,857	$67,044	100%

Leased vehicle income and expense increased significantly from prior year due to the continual growth in the portfolio since we launched Chrysler Capital in 2013. Total lease originations during the three months ended June 30, 2015 were 60% higher than in the same quarter in 2014, and 26% higher than for the three months ended March 31, 2015. In addition to seasonal factors, lease originations in the second quarter were higher than the first quarter due to the termination of the SBNA forward flow program on May 9, 2015, under which SCUSA had been providing SBNA the first right to review and approve consumer vehicle lease applications. Following the termination of this flow agreement, we reacquired first rights to additional Chrysler Capital lease originations that would have otherwise been presented to SBNA.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$137,931	$114,914	$23,017	20%	$266,157	$230,517	$35,640	15%
Interest expense on derivatives	12,691	13,400	(709)	(5)%	33,321	22,243	11,078	50%
Total interest expense	$150,622	$128,314	$22,308	17%	$299,478	$252,760	$46,718	18%
Interest expense on notes payable increased $23 million, or 20%, from the second quarter of 2014 to the second quarter of 2015, and increased $36 million, or 15%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 consistent with the growth in average debt outstanding, which has increased 17.0% since June 30, 2014.
Interest expense on derivatives decreased $1 million, or 5%, from the second quarter of 2014 to the second quarter of 2015, and increased $11 million, or 50%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to an increase in the outstanding notional amounts on our derivatives and more unfavorable mark-to-market adjustments impacted by interest rate changes during three and six month periods in 2015 compared to the same periods in 2014. The three months ended June 30, 2015 also benefited from the expiry of the total return swap in May 2015.
Provision for Credit Losses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$613,823	$527,362	$86,461	16%	$1,120,971	$1,184,068	$(63,097)	(5)%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	(4,270)	(8,326)	4,056	(49)%	(9,372)	(28,512)	19,140	(67)%
Provision for credit losses on receivables from dealers	(162)	(112)	(50)	45%	294	(167)	461	(276)%
Provision for credit losses on personal loans	121,118	70,212	50,906	73%	218,821	132,341	86,480	65%
Provision for credit losses on capital leases	8,226	—	8,226	—	14,002	—	14,002	—
Provision for credit losses	$738,735	$589,136	$149,599	25%	$1,344,716	$1,287,730	$56,986	4%
Provision for credit losses on our individually acquired retail installment contracts increased $86 million, or 16%, from the second quarter of 2014 to the second quarter of 2015, and decreased $63 million, or 5%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. There were two primary factors that resulted in an increase in the provision for credit losses: 1) the seasonality associated with our consumer loan portfolio, and 2) the evolution of the credit quality distribution along with the portfolio growth. During the three months ended June 30, 2015, we sold loans with a much higher credit quality compared to loans originated during the same period, resulting in approximately 35% of outstanding consumer loans falling into the >599 FICO® band group compared to 41% as of June 30, 2015 and December 31, 2014. This change in portfolio mix resulted in additional provisions for credit losses.
Change in incremental increase (decrease) in impairment related to purchased receivables portfolios resulted from the release of impairment on purchased receivables in 2014 and 2015 as performance continued to improve.
Provision for credit losses on personal loans increased $51 million, or 73%, from the second quarter of 2014 to the second quarter of 2015, and increased $86 million, or 65%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to the 63.8% growth in the average unpaid principal balance of the portfolio and due to periodic credit reassessments performed which indicated a higher percentage of loans in the <560 FICO® band group.

We began recording provision for credit losses on capital leases subsequent to the second quarter of 2014 as we established a portfolio of leases classified as capital leases and began recording provision on these assets.
Profit Sharing

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$21,501	$24,056	$(2,555)	(11)%	$35,017	$56,217	$(21,200)	(38)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to our agreements with Bluestem. Profit sharing decreased moderately in the three and six months ended June 30, 2015 compared to the same periods in 2014, as the Bluestem portfolio became more seasoned reflecting increased delinquencies, and charge-offs were recognized, resulting in a decrease in the amount of payments due to Bluestem. This was partially offset by an increase in revenue sharing due to Chrysler as originations and third party sales increased.
Other Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Investment gains, net	$86,667	$21,602	$65,065	301%	$107,914	$57,416	$50,498	88%
Servicing fee income	28,043	22,099	5,944	27%	52,846	32,504	20,342	63%
Fees, commissions, and other	94,268	95,030	(762)	(1)%	195,401	184,334	11,067	6%
Total other income	$208,978	$138,731	$70,247	51%	$356,161	$274,254	$81,907	30%
Average serviced for others portfolio	$12,343,417	$7,088,760	$5,254,657	74%	$11,576,230	$6,058,031	$5,518,199	91%

Investment gains increased in the three and six months ended June 30, 2015 as compared to the same periods of 2014, primarily due to the off-balance sheet securitization of loans originated under the Chrysler Agreement that occurred in April 2015. In addition to sales under our various flow agreements, we also executed two bulk lease sales to a third party during the three and six months ended June 30, 2015, whereas there were no such lease sales in 2014. One of these bulk lease sales was executed during the three months ended June 30, 2015 and executed a gain of approximately $13.0 million.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased $6 million, or 27%, from the second quarter of 2014 to the second quarter of 2015, and increased $20 million, or 63%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 as we continued to grow our serviced portfolio through asset sales. Our serviced for others portfolio as of June 30, 2015 and 2014 was as follows:

	June 30,
	2015	2014
	(Dollar amounts in thousands)
SBNA dealer loans	$—	$764,869
SBNA retail installment contracts	788,509	1,017,002
SBNA leases	2,438,294	1,077,111
Total serviced for related parties	3,226,803	2,858,982
Chrysler Capital securitizations	2,429,141	1,528,072
Other third parties	7,464,827	3,590,277
Total serviced for third-parties	9,893,968	5,118,349
Total serviced for others portfolio	$13,120,771	$7,977,331

Fees, commissions, and other decreased $1 million, or 1%, from the second quarter of 2014 to the second quarter of 2015, and increased $11 million, or 6%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to additional fee income as our revolving personal loan portfolio grew. The increase in fees and commissions attributable to growth in the organic and personal loan portfolio were offset by the run-off of the purchased loan portfolio, where fees and commissions for the three and six months ended 2015 were $7.5 million and $9.7 million lower than the same periods in 2014. Additionally, we recorded $6.7 million in deficiency income from the sale of charged-off assets in the first six months of 2015.
Total Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Salary and benefits expense	$110,973	$93,689	$17,284	18%	$211,513	$295,604	$(84,091)	(28)%
Repossession expense	55,470	45,648	9,822	22%	114,296	94,079	20,217	21%
Other operating costs	86,985	71,889	15,096	21%	172,998	139,991	33,007	24%
Total operating expenses	$253,428	$211,226	$42,202	20%	$498,807	$529,674	$(30,867)	(6)%
Total operating expenses increased $42 million, or 20%, from the second quarter of 2014 to the second quarter of 2015, and decreased $31 million, or 6%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 impacted most notably by salary and benefits expense.
For the second quarter of 2015, salary and benefits expenses increased by $17 million, or 18%, which was primarily attributable to an increase in average headcount of 13% compared to June 30, 2014. For the six months ended June 30, 2014 salary and benefits expense decreased $84 million, or 28%, primarily due to the non-recurrence of $120 million in stock compensation and other IPO-related expenses recorded upon and in connection with our IPO in January 2014, partly offset by increased headcount and repossession expense as a result of portfolio growth. After adjusting for the IPO-related expenses in 2014, our expense ratio decreased from 3.0% in the first six months of 2014 to 2.2% in the first six months of 2015 .
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$161,230	$143,643	$17,587	12%	$302,656	$191,684	$110,972	58%
Income before income taxes	446,694	390,124	56,570	15%	877,370	519,631	357,739	69%
Effective tax rate	36.1%	36.8%			34.5%	36.9%
Our effective tax rate decreased from 36.8% in the second quarter of 2014 to 36.1% in the second quarter of 2015 and decreased from 36.9% in the six months ended June 30, 2014 to 34.5% in the six months ended June 30, 2015 primarily due to discrete adjustments related to stock compensation, state rate changes due to our geographic earnings mix, and laws guiding state apportionment.
Other Comprehensive Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$3,564	$(3,364)	$6,928	(206)%	$(9,279)	$(1,276)	$(8,003)	627%

The change in unrealized gains (losses) on cash flow hedges for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was primarily driven by unfavorable interest rate movements in the first six months of 2015 as compared to favorable interest rate movements in the first six months of 2014.

Credit Quality
Finance Receivables
Nonprime loans comprise 83% of our portfolio as of June 30, 2015. We record an allowance for credit losses to cover our estimate of inherent losses on our individually acquired retail installment contracts and other loans and receivables.

	June 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$26,027,676	$91,612	$2,261,726
Credit loss allowance	(3,129,646)	(968)	(384,735)
Discount	(609,045)	—	(2,012)
Capitalized origination costs and fees	44,504	—	1,488
Net carrying balance	$22,333,489	$90,644	$1,876,467
Allowance as a percentage of unpaid principal balance	12.0%	1.1%	17.0%
Allowance and discount as a percentage of unpaid principal balance	14.4%	1.1%	17.1%

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance	(2,726,338)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,270,586	$99,490	$1,779,777
Allowance as a percentage of unpaid principal balance	11.1%	0.7%	16.4%
Allowance and discount as a percentage of unpaid principal balance	13.5%	0.7%	16.4%

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollar amounts in thousands)
Unpaid principal balance	$513,262	$846,355

Outstanding recorded investment	$547,032	$873,134
Less: Impairment	(179,903)	(189,275)
Outstanding recorded investment, net of impairment	$367,129	$683,859
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
The following is a summary of delinquencies as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Retail Installment Contracts Held for Investment (a)		Personal Loans		Retail Installment Contracts Held for Investment (a)		Personal Loans
	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)
Principal 31-60 days past due	$2,066,015	7.8%	$57,285	2.5%	$2,450,837	9.6%	$52,452	2.5%
Delinquent principal over 60 days	899,076	3.4%	153,485	6.8%	1,103,053	4.3%	138,400	6.5%
Total delinquent contracts	$2,965,091	11.2%	$210,770	9.3%	$3,553,890	14.0%	$190,852	9.0%

(a)	Includes retail installment contracts acquired individually and purchased receivables portfolios.

(b)	Percent of unpaid principal balance.
All of our receivables from dealers and all of our retail installment contracts held for sale were current as of June 30, 2015 and December 31, 2014. Delinquencies on the capital lease receivables portfolio, which commenced originations in 2014, were immaterial as of June 30, 2015 and December 31, 2014.
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015		2014
	Retail Installment Contracts - Held for Investment	Personal Loans	Retail Installment Contracts - Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Principal outstanding at period end	$26,540,938	$2,261,726	$24,948,696	$1,448,709
Average principal outstanding during the period	$25,928,493	2,162,490	$24,546,271	$1,267,853
Number of receivables outstanding at period end	1,640,965	1,952,465	1,448,472	1,694,161
Average number of receivables outstanding during the period	1,655,153	1,943,655	1,608,875	1,657,908
Number of repossessions (1)	119,690	n/a	106,375	n/a
Number of repossessions as a percent of average number of receivables outstanding (2)	14.5%	n/a	13.2%	n/a
Net losses	$682,880	$182,746	$686,957	$98,737
Net losses as a percent of average principal amount outstanding (2)	5.3%	16.9%	5.6%	15.6%

(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.

(2)	Annualized; not necessarily indicative of a full year's actual results.
We have had no charge-offs on our receivables from dealers and no material net charge-offs on our capital lease receivables.
Deferrals and Troubled Debt Restructurings
In accordance with our policies and guidelines, we, at times, offer extensions to consumers on our retail installment contracts, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. Our policies and guidelines limit the number and frequency of events that may be granted to one every six months and a maximum of eight extensions during the life of a loan. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	June 30, 2015		December 31, 2014
	(Dollar amounts in thousands)
Never deferred	$19,696,907	74.2%	$18,354,203	72.2%
Deferred once	3,431,257	12.9%	3,623,858	14.3%
Deferred twice	1,752,016	6.6%	1,809,119	7.1%
Deferred 3 - 4 times	1,600,828	6.0%	1,540,713	6.1%
Deferred greater than 4 times	59,930	0.2%	73,568	0.3%
Total	$26,540,938		$25,401,461
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
We also may grant a modification involving a temporary reduction of monthly payment. Similar to deferrals, we believe these modifications are an effective portfolio management technique. If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, or an extension of the maturity date. The servicer of our revolving personal loans also may grant concessions on such loans in the form of principal or interest rate reductions or payment plans. The following is a summary of the principal balance as of June 30, 2015 and December 31, 2014 of loans that have received these modifications and concessions:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,563,024	$—	$1,372,876	$—
Bankruptcy-related accounts	110,800	—	125,978	—
Extension of maturity date	70,140	—	99,758	—
Interest rate reduction	85,725	18,286	118,074	17,347
Other	54,253	—	44,825	—
Total modified loans	$1,883,942	$18,286	$1,761,511	$17,347
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Outstanding recorded investment	$5,044,546	$18,286	$4,207,037	$17,356
Impairment	(967,994)	(7,315)	(797,240)	(6,939)
Outstanding recorded investment, net of impairment	$4,076,552	$10,971	$3,409,797	$10,417

A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Principal 31-60 days past due	$936,525	$1,608	$929,095	$1,595
Delinquent principal over 60 days	465,523	4,515	515,235	5,131
Total delinquent TDRs	$1,402,048	$6,123	$1,444,330	$6,726
As of June 30, 2015 and December 31, 2014, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.
Liquidity Management, Funding and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with fourteen third-party banks and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $4.2 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
During the six months ended June 30, 2015, we completed on-balance sheet funding transactions totaling approximately $8 billion, including:

•	three securitizations on our SDART platform for $3.4 billion;

•	a series of seven subordinate bond transactions on our SDART platform totaling $262 million to fund residual interests from existing securitizations;

•	two securitizations on our relaunched DRIVE, deeper subprime platform, for $1.7 billion;

•	top-ups of three private amortizing facilities totaling $1.1 billion; and

•	three private amortizing lease facilities totaling $1.5 billion
We also completed $4.3 billion in asset sales, including $1.3 billion in third-party lease sales and $1.9 billion in recurring monthly sales with our third party flow partners, in addition to executing several sales of charged off assets totaling $104 million in proceeds.
As of June 30, 2015, our debt consisted of the following:

Third party revolving credit facilities	$6,012,337
Related party revolving credit facilities	4,260,000
Total revolving credit facilities	10,272,337

Public securitizations	13,557,944
Privately issued amortizing notes	6,782,421
Total secured structured financings	20,340,365
Total debt	$30,612,702

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
We have a credit facility with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler retail financing. The facility can be used for both loan and lease financing. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
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
There was an average outstanding balance of $3.8 billion and $3.7 billion under the facilities offered through the New York branch during the six months ended June 30, 2015 and 2014, respectively. The maximum outstanding balance during each period was $4.4 billion and $4.3 billion, respectively. There was an average outstanding balance of $300 million under the SHUSA credit facility during the six months ended June 30, 2015, and $192 million from the line's inception on March 6, 2014 through June 30, 2014; the maximum outstanding balance during each of those periods was $300 million.
Santander affiliates also serve as the counterparty for many of our derivative financial instruments.
Secured Structured Financings
Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes.

We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, we may choose to issue floating rate securities based on market conditions; in such cases, we generally execute hedging arrangements outside of the Trust to lock in our cost of funds. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS since 2011, and have issued a total of over $43 billion in retail auto ABS since 2010.
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
We have completed six securitizations year-to-date in 2015, in addition to executing seven subordinate bond transactions to obtain additional liquidity from residual interests in existing securitizations. We currently have 32 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and vehicle leases.
Flow Agreements

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America and CBP for Chrysler Capital retail installment contracts, with another third party for charged off assets, and with SBNA for Chrysler Capital dealer loans.
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
During the six months ended June 30, 2015, we executed our first two bulk sales of leases to a third party. Due to the accelerated depreciation permitted for tax purposes, these two sales generated large taxable gains that we have deferred through a qualified like-kind exchange program. In order to qualify for this deferral, we are required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds also were needed to pay down the third party credit facilities on which we had financed the leases prior to their sale, we have increased our borrowings on our related party credit facilities temporarily until the sale proceeds are fully reinvested over the 180 days following each sale.
Cash Flow Comparison
We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of finance receivables and leased vehicles. Our financing activities primarily consist of borrowing and repayments of debt.

	Six Months Ended June 30,
	2015	2014
	(Dollar amounts in thousands)
Net cash provided by operating activities	$1,841,253	$1,908,817
Net cash used in investing activities	$(4,723,139)	$(4,677,623)
Net cash provided by financing activities	$2,877,615	$2,804,188
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $68 million from the six months ended June 30, 2014 to the six months ended June 30, 2015, primarily driven by $682 million in lower proceeds from sales and repayments of receivables held for sale, offset by $247 million higher profits on our larger asset base and $163 million in higher non-cash net expenses.
Cash Used in Investing Activities
Net cash used in investing activities increased $46 million from the six months ended June 30, 2014 to the six months ended June 30, 2015, primarily due to an additional $1.5 billion in cash outflows for originations and a $721 million increase in restricted cash, which was largely offset by a $1.1 billion increase in proceeds from lease sales of leased vehicles, as we executed our first bulk lease sales to a third party in 2015, and a $1.1 billion increase in proceeds from sales and repayment of receivables held for investment.
Cash Provided by Financing Activities
Net cash provided by financing activities, which effectively represents a net increase in debt, increased $73 million from the six months ended June 30, 2014 to the six months ended June 30, 2015, primarily due to a $77 million increase in proceeds from stock option exercises. In addition, we did not pay any dividends during the first six months of 2015, but paid $52 million during the first six months of 2014. These positive year-over-year variances are partly offset by $63 million lower net proceeds from advances on notes payable.

Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company's contingencies and off-balance sheet arrangements, refer to Note 10 - Commitments and Contingencies in the accompanying condensed consolidated financial statements.
Contractual Obligations
We lease our headquarters in Dallas, Texas, our servicing centers in Texas and Colorado, and an operations facility in California under non-cancelable operating leases that expire at various dates through 2026. There have been no material modifications to our contractual obligations since December 31, 2014. For additional information on our contractual obligations, refer to our 2014 Annual Report on Form 10-K.

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
Our Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. We generate finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that our asset and liability re-pricing characteristics are not effectively matched, we may utilize interest rate derivatives, such as interest rate swap agreements, to manage to our desired outcome. As of June 30, 2015, the notional value of our interest rate hedges was $12.0 billion.
We monitor our interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, we measure the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates. As of June 30, 2015, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease our net interest income by $51.1 million. In addition to the sensitivity analysis on net interest income, we also measure Market Value of Equity (MVE) to view our interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of June 30, 2015, the impact of a 100 basis point parallel increase in the interest rate curve would decrease our MVE by $99.4 million.
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
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to fund originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of June 30, 2015, we had twelve);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of June 30, 2015, Santander and affiliates provided 14% of our funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of June 30, 2015, the highest single lender's commitment was 21%);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of June 30, 2015, 7% and 57%, respectively, of our debt is scheduled to mature in these timeframes); and

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of June 30, 2015, we had twelve-month rolling unused capacity of $8.4 billion).

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
Incorporated by reference from Part I, Item 2 - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Risk Management Framework” above.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Interim CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and Interim CFO have concluded that as of June 30, 2015 because of a material weakness identified in connection with the preparation and review of our Condensed Consolidated Statement of Cash Flows ("SCF") we did not maintain effective disclosure controls and procedures. Specifically, the controls over the review of the impact of significant and unusual transactions on the classification and presentation of the SCF were not operating effectively, which led to the misclassification of cash flows between operating activities and investing activities in the preliminary SCF for certain proceeds from loan sales. The misclassification was corrected prior to the issuance of this Quarterly Report on Form 10-Q and had no impact to previously issued interim or annual financial statements of the Company.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. While this material weakness had no impact to our condensed consolidated statements of income and comprehensive income, condensed consolidated balance sheets, or condensed consolidated statement of shareholders’ equity, or to previously issued financial statements, this control failure results in a reasonable possibility that a material misstatement in the SCF would not be prevented or detected on a timely basis.

Notwithstanding this material weakness, we have concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.

To remediate the material weakness, the Company is strengthening the processes and documentation related to the classification of cash flows between operating activities and investing activities, and the SCF generally, including enhancing the internal documentation requirements for cash flow statement impacts and implementing additional review procedures for significant and unusual transactions.
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2015 covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

SCUSA does not have any activities, transactions, or dealings with Iran or Syria that require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within Santander. During the period covered by this report:

•
Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the first half of 2015. No revenue has been generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation of Weapons of Mass Destruction (“NPWMD”) designation, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although we continue to receive repayment installments. In the first half of 2015, total revenue in connection with the mortgage was approximately £1,780 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first half of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for Santander in connection with the investment accounts was approximately £120 while net profits in the first half of 2015 were negligible relative to the overall profits of Santander.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. The Bank entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Banco Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matured on July 6, 2015. As of June 30, 2015, Santander was owed €1.2 million under this credit facility.

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

In the aggregate, all of the transactions described above resulted in approximately €9,750 gross revenues and approximately €44,000 net loss to Santander in the first half of 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
3.1	Third Amended and Restated Bylaws of Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 27, 2015, File No. 333-189807)
10.1	First Amendment to Shareholders Agreement, dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 27, 2015, File No. 333-189807)
10.2	Second Amendment to Shareholders Agreement, dated July 2, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 2, 2015, File No. 333-189807)
10.3	Separation Agreement, dated as of July 2, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 2, 2015, File No. 333-189807)
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Santander Consumer USA Holdings Inc. (Registrant)

By:	/s/ Jason A. Kulas
Name: Jason A. Kulas
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	Chief Executive Officer	August 7, 2015
Jason Kulas	(Principal Executive Officer)
/s/ Jennifer Davis	Interim Chief Financial Officer	August 7, 2015
Jennifer Davis	(Principal Financial and Accounting Officer)