Form 10-Q
period 2015-09-30
Santander Consumer USA Holdings Inc.
filed 2015-10-29
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock ($0.01 par value)	357,902,036 shares

Unless otherwise specified or the context otherwise requires, the use herein of the terms “ we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•	we operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business;

•	adverse economic conditions in the United States and worldwide may negatively impact our results;

•	our business could suffer if our access to funding is reduced;

•	we face significant risks implementing our growth strategy, some of which are outside our control;

•	we may incur unexpected costs and delays in connection with exiting our personal lending business;

•	our agreement with Chrysler may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement;

•	our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;

•	our financial condition, liquidity, and results of operations depend on the credit performance of our loans;

•	loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business;

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

ABS	Asset-backed securities
Advance Rate	The maximum percentage of unpaid principal balance that a lender is willing to lend.
ALG	Automotive Lease Guide
APR	Annual Percentage Rate

ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
Capmark	Capmark Financial Group Inc., an investment company
CBP	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
Centerbridge	Centerbridge Partners, L.P., a private equity firm
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler	Fiat Chrysler Automobiles US LLC
Chrysler Agreement	Ten-year private-label financing agreement with Chrysler
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 10% of its original balance
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECOA	Equal Credit Opportunity Act
ERM	Enterprise Risk Management
Employment Agreement	The amended and restated employment agreement, executed as of December 31, 2011, by and among SC, Banco Santander, S.A. and Thomas G. Dundon
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Line of Credit	A revolving line of credit that finances inventory until sold
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
LFS	Loss Forecasting Score
MEP	SC's 2011 Management Equity Plan
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
NPWMD	Non-Proliferation of Weapons of Mass Destruction
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider

RC	Risk Committee of the Board
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
SUBI	Special unit of beneficial interest (in a titling trust used to finance leases)
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
Turn-down	A program where by a lender has the opportunity to review a credit application for approval only after the primary lender or lenders have declined the application
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$104,552	$33,157
Finance receivables held for sale, net	2,709,944	46,585
Finance receivables held for investment, net	23,464,030	23,915,551
Restricted cash - $37,917 and $44,805 held for affiliates, respectively	2,217,879	1,920,857
Accrued interest receivable	394,692	364,676
Leased vehicles, net	6,078,865	4,862,783
Furniture and equipment, net of accumulated depreciation of $56,219 and $45,768, respectively	50,642	41,218
Federal, state and other income taxes receivable	256,956	502,035
Related party taxes receivable	—	459
Deferred tax asset	14,488	21,244
Goodwill	74,056	74,056
Intangible assets, net of amortization of $26,857 and $21,990, respectively	53,710	53,682
Due from affiliates	63,924	102,457
Other assets	507,490	403,416
Total assets	$35,991,228	$32,342,176
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$6,654,184	$6,402,327
Notes payable — secured structured financings	20,027,111	17,718,974
Notes payable — related party	3,525,000	3,690,000
Accrued interest payable	19,855	17,432
Accounts payable and accrued expenses	378,552	315,130
Federal, state and other income taxes payable	417	319
Deferred tax liabilities, net	698,509	492,303
Related party taxes payable	396	—
Due to affiliates	148,250	48,688
Other liabilities	178,113	98,654
Total liabilities	31,630,387	28,783,827
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
357,954,177 and 349,029,766 shares issued and 357,902,036 and 348,977,625 shares outstanding, respectively	3,579	3,490
Additional paid-in capital	1,592,100	1,560,519
Accumulated other comprehensive income (loss), net	(24,239)	3,553
Retained earnings	2,789,401	1,990,787
Total stockholders’ equity	4,360,841	3,558,349
Total liabilities and equity	$35,991,228	$32,342,176

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest on finance receivables and loans	$1,334,655	$1,177,828	$3,885,902	$3,481,605
Leased vehicle income	389,537	263,148	1,077,620	629,209
Other finance and interest income	9,334	2,512	23,413	3,636
Total finance and other interest income	1,733,526	1,443,488	4,986,935	4,114,450
Interest expense — Including $49,795, $30,877, $136,261, and $101,956 to affiliates, respectively	171,420	129,135	470,898	381,895
Leased vehicle expense	296,352	200,397	850,534	499,601
Net finance and other interest income	1,265,754	1,113,956	3,665,503	3,232,954
Provision for credit losses	744,140	769,689	2,088,856	2,057,419
Net finance and other interest income after provision for credit losses	521,614	344,267	1,576,647	1,175,535
Profit sharing	11,818	10,556	46,835	66,773
Net finance and other interest income after provision for credit losses and profit sharing	509,796	333,711	1,529,812	1,108,762
Investment gains, net — Including ($5,654), $347, ($5,654) and $5,923 from affiliates, respectively	1,567	38,015	109,481	95,431
Servicing fee income — Including $4,650, $5,453, $13,665, and $17,029 from affiliates, respectively	35,910	20,547	88,756	53,051
Fees, commissions, and other — Including $225, $6,318, $9,106, and $17,390 to affiliates, respectively	93,076	91,399	288,477	275,733
Total other income	130,553	149,961	486,714	424,215
Salary and benefits expense	136,291	88,940	347,804	384,544
Repossession expense	60,770	50,738	175,066	144,817
Other operating costs — Including $2,199, $151, $7,877, and $748 from affiliates, respectively	90,282	62,228	263,280	202,219
Total operating expenses	287,343	201,906	786,150	731,580
Income before income taxes	353,006	281,766	1,230,376	801,397
Income tax expense	129,106	90,397	431,762	282,081
Net income	$223,900	$191,369	$798,614	$519,316

Net income	$223,900	$191,369	$798,614	$519,316
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $11,066, $5,044, $16,626, and $4,324	(18,513)	8,685	(27,792)	7,409
Comprehensive income	$205,387	$200,054	$770,822	$526,725
Net income per common share (basic)	$0.63	$0.55	$2.26	$1.49
Net income per common share (diluted)	$0.62	$0.54	$2.23	$1.46
Dividends declared per common share	$—	$—	$—	$0.15
Weighted average common shares (basic)	357,846,564	348,955,505	354,150,973	348,630,740
Weighted average common shares (diluted)	362,221,918	355,921,570	357,837,426	355,809,576

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2014	346,760	$3,468	$1,409,463	$(2,853)	$1,276,754	$2,686,832
Stock issued in connection with employee incentive compensation plans	2,221	22	18,674	—	—	18,696
Stock-based compensation expense	—	—	123,276	—	—	123,276
Net income	—	—	—	—	519,316	519,316
Other comprehensive income, net of taxes	—	—	—	7,409	—	7,409
Dividends declared per common share of $0.15	—	—	—	—	(52,316)	(52,316)
Balance — September 30, 2014	348,981	$3,490	$1,551,413	$4,556	$1,743,754	$3,303,213

Balance — January 1, 2015	348,978	$3,490	$1,560,519	$3,553	$1,990,787	$3,558,349
Stock issued in connection with employee incentive compensation plans	8,924	89	114,589	—	—	114,678
Stock-based compensation expense	—	—	20,928	—	—	20,928
Stock-based compensation reclassified to liabilities (Note 14)	—	—	(102,799)	—	—	(102,799)
Tax sharing with affiliate	—	—	(1,137)	—	—	(1,137)
Net income	—	—	—	—	798,614	798,614
Other comprehensive loss, net of taxes	—	—	—	(27,792)	—	(27,792)
Balance — September 30, 2015	357,902	$3,579	$1,592,100	$(24,239)	$2,789,401	$4,360,841

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$798,614	$519,316
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(678)	(15,868)
Provision for credit losses	2,088,856	2,057,419
Depreciation and amortization	936,259	561,432
Accretion of discount, net of amortization of capitalized origination costs	(752,394)	(636,604)
Originations and purchases of receivables held for sale	(3,810,662)	(3,248,055)
Proceeds from sales of and collections on receivables held for sale	3,019,253	3,264,855
Investment gains, net	(109,481)	(95,431)
Stock-based compensation	20,928	123,276
Deferred tax expense	209,884	49,358
Changes in assets and liabilities:
Accrued interest receivable	(59,538)	(83,597)
Accounts receivable	(8,832)	(10,328)
Federal income tax and other taxes	264,595	336,778
Other assets	(14,278)	(52,134)
Accrued interest payable	1,515	3,403
Other liabilities	128,461	47,660
Due to/from affiliates	10,506	(46,516)
Net cash provided by operating activities	2,723,008	2,774,964
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(13,695,695)	(12,504,602)
Collections on finance receivables held for investment	7,764,374	7,042,299
Proceeds from sale of loans held for investment	1,950,276	2,392,773
Leased vehicles purchased	(4,138,748)	(3,706,763)
Manufacturer incentives received	799,252	744,089
Proceeds from sale of leased vehicles	1,717,234	412,167
Change in revolving personal loans	(197,448)	(177,478)
Purchases of furniture and equipment	(15,584)	(13,862)
Sales of furniture and equipment	310	662
Change in restricted cash	(467,165)	(425,821)
Other investing activities	(9,434)	(4,526)
Net cash used in investing activities	(6,292,628)	(6,241,062)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	11,816,224	10,310,701
Payments on notes payable related to secured structured financings	(8,343,736)	(7,071,464)
Proceeds from unsecured notes payable	5,745,000	3,348,334
Payments on unsecured notes payable	(5,910,000)	(3,681,399)
Proceeds from notes payable	20,373,451	20,028,887
Payments on notes payable	(20,121,595)	(19,405,515)
Proceeds from stock option exercises, gross	87,714	24,529
Excess tax benefit on stock option exercises	26,390	—
Repurchase of stock - employee tax withholding	(1,263)	(5,999)
Dividends paid	—	(52,316)
Cash collateral received (paid) on derivatives	(31,170)	3,698
Net cash provided by financing activities	3,641,015	3,499,456
Net increase in cash and cash equivalents	71,395	33,358
Cash — Beginning of period	33,157	10,531
Cash — End of period	$104,552	$43,889

Noncash investing and financing transactions:
Transfer of retail installment contracts to repossessed vehicles	$1,268,249	$1,103,809

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
Santander Consumer USA Holdings Inc., a Delaware Corporation (together with its subsidiaries, “SC” or “the Company”), is the holding company for Santander Consumer USA Inc., an Illinois corporation, and subsidiaries, a specialized consumer finance company focused on vehicle finance. The Company’s primary business is the indirect origination of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
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
As of September 30, 2015, the Company was owned approximately 59.0% by SHUSA, a subsidiary of Santander, approximately 31.2% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (the "Call Transaction").
Pursuant to the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company common stock ultimately sold in the Call Transaction. (Note 11).
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015.
Certain prior year amounts have been reclassified to conform to current year presentation; specifically, retail installment contracts held for investment, personal loans, receivables from dealers, and capital lease receivables, which previously were reported as separate line items in the condensed consolidated balance sheet, now are reported in aggregate in the condensed consolidated balance sheet as finance receivables held for investment, net, with disclosure of the components in Note 2 – Finance Receivables and Note 3 – Leases. Additionally, related-party assets and liabilities, which previously were disclosed separately within certain line items in the condensed consolidated balance sheet, are now reported as separate line items in the condensed consolidated balance sheet. The classification of related-party assets and liabilities reported in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 is as follows:

Related-Party Assets and Liabilities Classification as of
September 30, 2015	December 31, 2014
Related party taxes receivable	Federal, state and other income taxes receivable
Due from affiliates	Other assets
Notes payable – related party	Notes payable – credit facilities
Related party taxes payable	Federal, state and other income taxes payable
Due to affiliates	Accrued interest payable
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
Recently Adopted Accounting Standards
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as secured borrowings. This guidance became effective for the Company January 1, 2015 and implementation of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest. This ASU requires that debt issuance costs, as well as discounts arising from the imputation of interest, be recorded as part of the basis of the related note, rather than as a separate asset or liability. In August 2015, the FASB and SEC further clarified their views on debt costs incurred in connection with a line of credit arrangement with ASU 2015-15. The guidance should be applied retrospectively and will be effective for fiscal years beginning after December 31, 2015.  Early adoption is permitted. The Company early adopted ASU 2015-3 in its third quarter ended September 30, 2015. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements for current or previous interim and annual reporting periods.
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017, the Company does not expect the adoption to have a material impact to the condensed consolidated financial statements.
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
Finance receivables held for investment includes individually acquired retail installment contracts and loans, purchased receivables portfolios, capital leases (Note 3) and, prior to September 30, 2015, personal loans. The Company's portfolio of individually acquired retail installment contracts and loans held for investment was comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)
Unpaid principal balance	$26,718,576	$76,293	$—
Credit loss allowance (Note 4)	(3,159,102)	(926)	—
Discount	(592,625)	—	—
Capitalized origination costs and fees	46,964	—	—
Net carrying balance	$23,013,813	$75,367	$—
(a)    As of September 30, 2015 all of the Company's personal loans were classified as held for sale.

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 4)	(2,726,338)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,270,586	$99,490	$1,779,777

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Unpaid principal balance	$412,645	$846,355

Outstanding recorded investment	$452,937	$873,134
Less: Impairment	(177,403)	(189,275)
Outstanding recorded investment, net of impairment	$275,534	$683,859

As of September 30, 2015, the Company determined that it no longer had the intent to hold its personal loans for investment and that classification of all personal loans as held for sale was appropriate as of that date. In connection with the reclassification to held for sale, the Company adjusted the credit loss allowance associated with the personal loan portfolio to reflect the valuation of the portfolio at the lower of cost or market through provision for credit losses, and the adjusted credit loss allowance was released through provision for credit losses. The net impact of the reclassification of the personal loan portfolio to held for sale was a decrease to provision expense of $13,999. Future loan originations and purchases under the Company’s personal lending platform will also be classified as held for sale. As of September 30, 2015, personal loans held for sale totaled $1,884,191.

As of September 30, 2015, retail installment contracts held for sale and receivables from dealers held for sale totaled $825,753 and zero, respectively. As of December 31, 2014, retail installment contracts and receivables from dealers held for sale totaled $45,424 and $1,161, respectively. Sales of retail installment contracts for the three and nine months ended September 30, 2015 included principal balance amounts of $3,057,654 and $5,993,407, respectively. Sales of retail installment contracts for the three and nine months ended September 30, 2014 included principal balance amounts of $2,413,251 and $5,483,149, respectively. The Company retains servicing of sold retail installment contracts and was servicing $10,490,844 and $7,372,884 as of September 30, 2015 and December 31, 2014, respectively, of contracts sold to unrelated third parties. Proceeds from sales of charged-off assets for the three and nine months ended September 30, 2015 were $13,730 and $117,693, respectively. Proceeds from sales of charged-off assets for the three and nine months ended September 30, 2014 were $24,987 and $26,674, respectively.
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 5). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, $1,058,560 and $816,100 of the unpaid principal balance represented fleet contracts with commercial borrowers as of September 30, 2015 and December 31, 2014, respectively.
Borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (13%), California (10%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at September 30, 2015 and December 31, 2014, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018.
The remaining receivables from dealers held for investment are all Chrysler-related. Borrowers on these Chrysler dealer receivables are located in Virginia (40%), California (24%), New York (19%), Mississippi (8%), Missouri (7%) and other states each individually representing less than 5% of the Company’s total.
Borrowers on the Company’s personal loans are located in California (11%), Texas (8%), New York (8%), Florida (7%), and other states each individually representing less than 5% of the Company’s total.
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance — beginning of period	$238,372	$305,254	$264,416	$403,400
Accretion of accretable yield	(16,509)	(43,231)	(64,383)	(164,651)
Reclassifications from (to) nonaccretable difference	16,838	36,394	38,668	59,668
Balance — end of period	$238,701	$298,417	$238,701	$298,417
During the three and nine months ended September 30, 2015 and 2014, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Leased vehicles	$8,173,562	$6,309,096
Less: accumulated depreciation	(1,287,960)	(804,629)
Depreciated net capitalized cost	6,885,602	5,504,467
Manufacturer subvention payments	(821,539)	(645,874)
Origination fees and other costs	14,802	4,190
Net book value	$6,078,865	$4,862,783
During the three and nine months ended September 30, 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of zero and $1,316,958, respectively, and a net book value of zero and $1,155,171, respectively, to a third party. The bulk sales agreements included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 10). The Company retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, these sales generated large taxable gains that the Company will defer through a qualified like-kind exchange program. In order to qualify for this deferral, the proceeds from the sales (along with the proceeds from recent lease terminations for which the Company also intends to defer the taxable gain) are held in a qualified exchange account, which is classified as restricted cash, until reinvested in new lease originations. Any taxable gains that do not qualify for deferral will be recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2015:

Remainder of 2015	$282,067
2016	1,014,377
2017	622,376
2018	159,777
2019	830
Thereafter	—
Total	$2,079,427
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of September 30, 2015 and

December 31, 2014:

	September 30, 2015	December 31, 2014
Gross investment in capital leases	$174,761	$137,543
Origination fees and other	138	78
Less unearned income	(62,284)	(46,193)
Net investment in capital leases before allowance	112,615	91,428
Less: allowance for lease losses	(13,299)	(9,589)
Net investment in capital leases	$99,316	$81,839

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of September 30, 2015:

Remainder of 2015	$12,179
2016	48,713
2017	48,636
2018	46,739
2019	18,225
Thereafter	269
Total	$174,761

4.	Credit Loss Allowance and Credit Quality
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
The activity in the credit loss allowance for individually acquired loans for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$3,129,646	$968	$384,735	$2,668,587	$923	$212,954
Provision for credit losses	640,113	(42)	105,813	601,414	(275)	167,409
Charge-offs (b)	(1,108,435)	—	(499,010)	(932,145)	—	(86,512)
Recoveries	497,778	—	8,462	455,343	—	6,574
Balance — end of period	$3,159,102	$926	$—	$2,793,199	$648	$300,425

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,726,338	$674	$348,660	$2,132,634	$1,090	$179,350
Provision for credit losses	1,761,084	252	324,634	1,785,482	(442)	299,750
Charge-offs (b)	(2,870,711)	—	(695,918)	(2,385,675)	—	(194,426)
Recoveries	1,569,508	—	22,624	1,260,758	—	15,751
Transfers to held for sale	(27,117)	—	—	—	—	—
Balance — end of period	$3,159,102	$926	$—	$2,793,199	$648	$300,425
(a)    As of September 30, 2015 all of the Company's personal loans were classified as held for sale.

(b)
Charge-offs of retail installment contracts acquired individually include lower of cost or market adjustments of $64,140 and $73,388 for the three and nine months ended September 30, 2015, respectively. Charge-offs of personal loans include lower of cost or market adjustments of $377,598 for the three and nine months ended September 30, 2015, which were charged off against the credit loss allowance.

During the third quarter of 2015, the Company removed the volatility associated with seasonality assumptions from the loss provisioning model for individually acquired retail installment contracts. The impact of removing the seasonality assumptions from the loss provisioning model was a $134,017 decrease in the provision for credit losses and the credit loss allowance.

The impairment activity related to purchased receivables portfolios for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance — beginning of period	$179,903	$197,844	$189,275	$226,356
Incremental provisions for purchased receivables portfolios	175	1,606	475	3,281
Incremental reversal of provisions for purchased receivables portfolios	(2,675)	(6,490)	(12,347)	(36,677)
Balance — end of period	$177,403	$192,960	$177,403	$192,960

The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status, loss experience to date, and consideration of similarity between this portfolio and individually acquired retail installment contracts as well as various economic factors. The activity in the lease loss allowance for capital leases for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance — beginning of period	$15,570	$—	$9,589	$—
Provision for lease losses	756	6,106	14,758	6,106
Charge-offs	(11,304)	—	(30,694)	—
Recoveries	8,277	—	19,646	—
Balance — end of period	$13,299	$6,106	$13,299	$6,106

Delinquencies

Retail installment contracts and personal amortizing term loans are classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status, the Company returns to accruing interest on the contract. The accrual of interest on revolving personal loans continues until the loan is charged off. A summary of delinquencies as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015
	Retail Installment Contracts Held for Investment			Personal Loans (a)
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,176,539	$39,106	$2,215,645	$63,422
Delinquent principal over 60 days	1,012,042	22,429	1,034,471	165,759
Total delinquent principal	$3,188,581	$61,535	$3,250,116	$229,181

	December 31, 2014
	Retail Installment Contracts Held for Investment			Personal Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,319,203	$131,634	$2,450,837	$52,452
Delinquent principal over 60 days	1,030,580	72,473	1,103,053	138,400
Total delinquent principal	$3,349,783	$204,107	$3,553,890	$190,852

(a)	As of September 30, 2015 all of the Company's personal loans were classified as held for sale.

The balances in the above tables reflect total unpaid principal rather than net investment before allowance; the difference is considered insignificant. As of September 30, 2015 and December 31, 2014, there were no receivables from dealers or retail installment contracts held for sale that were 31 days or more delinquent. Delinquencies on the capital lease portfolio, which began in 2014, were immaterial as of September 30, 2015 and December 31, 2014.
FICO® Distribution — A summary of the credit risk profile of the Company’s consumer loans by FICO® distribution, determined at origination, as of September 30, 2015 and December 31, 2014 was as follows:

September 30, 2015
FICO® Band	Retail Installment Contracts Held for Investment (a)	Personal Loans (b)(c)
<540	28.2%	3.2%
540-599	36.2%	18.3%
600-639	20.4%	21.6%
>640	15.2%	56.9%

December 31, 2014
FICO® Band	Retail Installment Contracts Held for Investment (a)	Personal Loans (b)
<540	26.4%	3.3%
540-599	32.6%	20.1%
600-639	20.5%	21.4%
>640	20.5%	55.2%

(a)
Unpaid principal balance excluded from the FICO® distribution is $4,317,476 and $2,945,297 as of September 30, 2015 and December 31, 2014, respectively, as the borrowers on these loans did not have FICO® scores at origination.

(b)	Unpaid principal balance excluded from the FICO® distribution is an insignificant amount of loans to borrowers that did not have FICO scores at origination.

(c)	As of September 30, 2015 all of the Company's personal loans were classified as held for sale.

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
As discussed in Note 2, the Company has $1,058,560 of fleet retail installment contracts with commercial borrowers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of September 30, 2015, $2,986 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.
Commercial loan credit quality indicators for receivables from dealers held for investment as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Pass	$68,010	$97,903
Special Mention	8,283	2,261
Substandard	—	—
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$76,293	$100,164

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. For personal loans, restructurings due to credit counseling or hardship also are considered TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance. As of September 30, 2015 and December 31, 2014, there were no receivables from dealers classified as a TDR.

The table below presents the Company’s TDRs as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment	$4,385,422	$15,696	$4,207,037	$17,356
Impairment	(1,402,215)	(12,568)	(797,240)	(6,939)
Outstanding recorded investment, net of impairment	$2,983,207	$3,128	$3,409,797	$10,417

A summary of the Company’s delinquent TDRs at September 30, 2015 and December 31, 2014, is as follows:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Principal, 31-60 days past due	$858,206	$1,647	$929,095	$1,595
Delinquent principal over 60 days	447,587	4,326	515,235	5,131
Total delinquent TDR principal	$1,305,793	$5,973	$1,444,330	$6,726

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

	Three Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,714,984	$16,991	$3,412,644	$17,484
Interest income recognized	$179,618	$1,002	$130,716	$449

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,563,305	$17,150	$3,060,141	$13,240
Interest income recognized	$566,508	$2,220	$363,305	$1,169

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
The following table summarizes the financial effects of TDRs that occurred during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$828,828	$5,270	$951,012	$6,284
Outstanding recorded investment after TDR	$821,731	$5,241	$948,164	$6,311
Number of contracts	40,506	4,416	57,829	5,653

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$2,691,827	$15,048	$2,318,685	$13,032
Outstanding recorded investment after TDR	$2,679,230	$14,961	$2,228,375	$12,978
Number of contracts	152,016	12,555	141,582	11,788

A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2015 and 2014 are summarized in the following table:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$149,924	$2,145	$110,528	$1,054
Number of contracts	7,192	1,905	10,736	1,015

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$522,433	$5,346	$230,803	$1,801
Number of contracts	34,238	4,919	23,859	1,766

The following table summarizes the cumulative changes of the TDR balance, and its components, for retail installment contracts during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance — beginning of period	$5,044,546	$3,153,771	$4,207,037	$2,609,156
New TDRs	821,731	948,164	2,679,230	2,228,375
Charge-offs	(373,525)	(253,850)	(958,115)	(654,717)
Sales	(895,449)	—	(904,129)	—
Paydowns	(211,881)	(176,567)	(638,601)	(511,296)
Balance — end of period	$4,385,422	$3,671,518	$4,385,422	$3,671,518

5.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$397,021	$500,000	1.18%	$544,546	$—
Warehouse line (a)	Various	698,715	1,250,000	1.26%	1,001,601	39,046
Warehouse line (b)	July 2017	874,320	1,260,000	1.18%	1,006,388	34,531
Warehouse line (c)	July 2017	1,608,643	2,940,000	1.17%	2,481,681	30,818
Warehouse line (d)	Various	1,087,977	2,500,000	1.36%	1,565,626	55,126
Warehouse line (e)	October 2015	199,680	200,000	2.10%	261,042	9,433
Repurchase facility (f)	December 2015	851,929	851,929	1.87%	1,966	37,844
Warehouse line	March 2017	510,899	750,000	0.94%	752,083	22,528
Warehouse line (g)	November 2016	175,000	175,000	1.76%	—	—
Warehouse line (g)	November 2016	250,000	250,000	1.76%	—	2,501
Total facilities with third parties		6,654,184	10,676,929		7,614,933	231,827
Lines of credit with Santander and related subsidiaries (h):
Line of credit	December 2016	500,000	500,000	2.51%	—	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.48%	—	—
Line of credit	December 2018	975,000	1,750,000	2.89%	—	—
Line of credit	March 2017	300,000	300,000	1.76%	—	—
Total facilities with Santander and related subsidiaries		3,525,000	4,800,000		—	—
Total revolving credit facilities		$10,179,184	$15,476,929		$7,614,933	$231,827

(a)	Half of the outstanding balance on this facility matures in March 2016 and half matures in March 2017.

(b)	This line is held exclusively for financing of Chrysler loans.

(c)	This line is held exclusively for financing of Chrysler leases.

(d)
In December 2016, $500,000 of the total revolving commitment under this warehouse line will expire, at which time any utilized balance attributable that portion of the commitment will become an amortizing obligation; the remainder of the commitment of $2,000,000 matures in June 2017.

(e)	This line is held exclusively for personal term loans. On October 26, 2015, the maturity date for this warehouse line commitment was extended to November 9, 2015.

(f)	The repurchase facility is collateralized by securitization notes payable retained by the Company. This facility has rolling 30-day and 90-day maturities.

(g)	These lines are collateralized by residuals retained by the Company.

(h)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of September 30, 2015 and December 31, 2014, $2,502,000 and $2,152,625, respectively, of the aggregate outstanding balances on these facilities were unsecured.

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

Secured Structured Financings

The following table presents information regarding secured structured financings as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	513,944	2,525,540	0.92%-1.23%	669,023	89,331
2013 Securitizations	January 2019 - January 2021	2,309,981	6,689,700	0.89%-1.59%	2,933,188	282,213
2014 Securitizations	February 2020 - January 2021	3,391,814	6,391,020	1.16%-1.72%	4,388,118	340,628
2015 Securitizations	September 2019 - January 2023	7,134,737	8,257,582	1.33%-2.29%	8,862,341	482,191
Public securitizations (a)		13,350,476	23,863,842		16,852,670	1,194,363
2010 Private issuances (b)	June 2011	122,632	516,000	1.29%	254,328	7,254
2011 Private issuances (c)	December 2018	877,974	1,700,000	1.46%	1,310,567	54,119
2013 Private issuances	September 2018-September 2020	2,187,683	2,693,754	1.13%-1.38%	3,338,749	129,631
2014 Private issuances	March 2018 - December 2021	1,808,945	3,271,175	1.05%-1.40%	2,520,624	103,406
2015 Private issuances	November 2018 - May 2020	1,679,401	1,993,750	0.88%-1.62%	2,406,894	73,724
Privately issued amortizing notes		6,676,635	10,174,679		9,831,162	368,134
Total secured structured financings		$20,027,111	$34,038,521		$26,683,832	$1,562,497

(a)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

(b)	This securitization was most recently amended in May 2015 to extend the maturity date to May 2016.

(c)	In July 2015, the Company advanced an additional $487,000 on private issuances originally executed in 2011.

	December 31, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	November 2017	$81,907	$1,632,420	1.04%	$234,706	$58,740
2011 Securitizations	June 2016 - September 2017	421,315	3,536,550	1.21%-2.80%	699,875	115,962
2012 Securitizations	November 2017 - December 2018	2,296,687	8,023,840	0.92%-1.68%	3,006,426	318,373
2013 Securitizations	January 2019 - January 2021	3,426,242	6,689,700	0.89%-1.59%	4,231,006	320,182
2014 Securitizations	August 2018 - January 2021	5,211,346	6,800,420	1.16%-1.72%	6,173,229	370,790
Public securitizations (a)		11,437,497	26,682,930		14,345,242	1,184,047
2010 Private issuances	June 2011	172,652	516,000	1.29%	303,361	8,009
2011 Private issuances	December 2018	859,309	1,700,000	1.46%-1.80%	1,316,903	52,524
2012 Private issuances	May 2016	5,682	70,308	1.07%	11,760	1,086
2013 Private issuances	September 2018 - September 2020	2,629,278	2,693,754	1.13%-1.38%	3,703,685	98,063
2014 Private issuances	November 2015 - December 2021	2,614,556	3,519,049	1.05%-1.85%	3,779,288	121,356
Privately issued amortizing notes		6,281,477	8,499,111		9,114,997	281,038
Total secured structured financings		$17,718,974	$35,182,041		$23,460,239	$1,465,085

(a)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

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
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended September 30, 2015 and 2014 was $76,787 and $60,700, respectively. Total interest expense on secured structured financings for the nine months ended September 30, 2015 and 2014 was $207,967 and $177,779, respectively.

6.	Variable Interest Entities
The Company transfers retail installment contracts and leased vehicles into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and, when the Company holds the residual interest, are consolidated because the Company has: (a) power over the significant activities of each entity as servicer of its financial assets and (b) through the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from each VIE that are potentially significant to the VIE. When the Company does not retain any debt or equity interests in its securitizations or subsequently sells such interests it records these transactions as sales of the associated retail installment contracts.
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
On-balance sheet variable interest entities
The following table summarizes the assets and liabilities related to VIEs included in the Company’s condensed consolidated financial statements:

	September 30, 2015	December 31, 2014
Restricted cash	$1,753,979	$1,626,257
Finance receivables held for sale	1,593,587	18,712
Finance receivables held for investment, net	22,788,727	21,366,121
Leased vehicles, net	6,078,865	4,862,783
Various other assets	579,691	1,283,280
Notes payable	30,440,762	27,796,999
Various other liabilities	15,662	—

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

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of September 30, 2015 and December 31, 2014, the Company was servicing $27,767,242 and $24,611,624, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the three and nine months ended September 30, 2015 and 2014, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Assets securitized	$4,190,872	$3,723,447	$13,428,243	$12,090,743

Net proceeds from new securitizations (a)	$3,356,303	$2,919,796	$10,843,428	$10,310,702
Cash received for servicing fees (b)	185,894	166,390	518,550	465,675
Cash received upon release from reserved and restricted cash accounts (b)	—	—	—	810
Net distributions from Trusts (b)	329,357	426,966	1,046,045	1,137,778
Total cash received from Trusts	$3,871,554	$3,513,152	$12,408,023	$11,914,965

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.
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
During the three and nine months ended September 30, 2015, the Company sold zero and $768,561 of gross retail installment contracts to a VIE in an off-balance sheet securitization. During the three and nine months ended September 30, 2014, the Company sold $1,028,278 and $1,802,461 of gross retail installment contracts to a VIE in an off-balance sheet securitization, respectively. As of September 30, 2015 and December 31, 2014, the Company was servicing $2,157,189 and $2,157,808, respectively, of gross retail installment contracts that have been sold in these and other off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from these off-balance sheet securitization trusts during the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Receivables securitized	$—	$1,028,278	$768,561	$1,802,461

Net proceeds from new securitizations	$—	$1,078,202	$785,983	$1,894,052
Cash received for servicing fees	5,955	3,925	17,578	10,897
Total cash received from securitization trusts	$5,955	$1,082,127	$803,561	$1,904,949

During the three months ended September 30, 2015, the Company settled transactions to sell residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. The Company received cash proceeds of $661,675 for the three months ended September 30, 2015 related to the sale of these residual interests and retained bonds. The Company retained an investment in the notes issued by one of these Trusts with a carrying value of $5,577, which also approximated fair value on the date of settlement.

Each of these Trusts was previously determined to be a VIE. Prior to the sale of these residual interests, the associated Trusts were consolidated by the Company because the Company held a variable interest in each VIE and had determined that it was the primary beneficiary of the VIEs. Although the Company will continue to service the loans in the associated Trusts and, therefore, will have the power to direct the activities that most significantly impact the economic performance of the trust, the Company concluded that it was no longer the primary beneficiary of the Trusts upon the sale of the Company's residual interests. As a result, the Company deconsolidated the assets and liabilities of the corresponding trusts upon their sale.

Upon settlement of these transactions in the third quarter of 2015, the Company derecognized $1,919,171 in assets and $1,183,792 in notes payable and other liabilities of the trust. The sale of these interests resulted in a net decrease to provision for credit losses of $38,260, after giving effect to lower of cost or market adjustments.

Since deconsolidation during the three months ended September 30, 2015, the Company received cash for servicing fees from the related trusts of $5,922.

7.	Derivative Financial Instruments
The Company manages its exposure to changing interest rates using derivative financial instruments. In certain circumstances, the Company is required to hedge its interest rate risk on its secured structured financings and the borrowings under its revolving credit facilities. The Company uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by securitization Trusts and borrowings under the Company's warehouse lines of credit. Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI), to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings. Ineffectiveness, if any, associated with changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings.
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
The underlying notional amounts and aggregate fair values of these agreements at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$8,870,000	$(40,664)	$8,020,000	$3,827
Interest rate swap agreements not designated as hedges	2,833,000	(12,743)	3,206,000	(12,175)
Interest rate cap agreements	9,211,000	24,451	7,541,385	49,762
Options for interest rate cap agreements	9,211,000	(24,462)	7,541,385	(49,806)
Total return swap	—	—	250,594	(1,736)

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

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at September 30, 2015 and December 31, 2014.

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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of September 30, 2015 and December 31, 2014:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015
Interest rate swaps - Santander & affiliates	$—	$—	$—	$—	$—	$—
Interest rate swaps - third party	—	—	—	—	—	—
Interest rate caps - Santander & affiliates	10,316	—	10,316	—	—	10,316
Interest rate caps - third party	14,135	—	14,135	—	—	14,135
Total derivatives subject to a master netting arrangement or similar arrangement	24,451	—	24,451	—	—	24,451
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$24,451	$—	$24,451	$—	$—	$24,451
Total financial assets	$24,451	$—	$24,451	$—	$—	$24,451

December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946	—	—	2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2015
Interest rate swaps - Santander & affiliates	$27,598	$(23,960)	$3,638	$—	$—	$3,638
Interest rate swaps - third party	25,809	(22,138)	3,671	—	—	3,671
Back to back - Santander & affiliates	10,316	(10,316)	—	—	—	—
Back to back - third party	14,146	(14,146)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	77,869	(70,560)	7,309	—	—	7,309
Total return swap	—	—	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$77,869	$(70,560)	$7,309	$—	$—	$7,309
Total financial liabilities	$77,869	$(70,560)	$7,309	$—	$—	$7,309

December 31, 2014
Interest rate swaps - Santander & affiliates	$15,783	$(4,308)	$11,475	$—	$—	$11,475
Interest rate swaps - third party	719	(191)	528	—	—	528
Back to back - Santander & affiliates	35,602	(35,602)	—	—	—	—
Back to back - third party	14,204	(14,204)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	66,308	(54,305)	12,003	—	—	12,003
Total return swap	1,736	(1,736)	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	1,736	(1,736)	—	—	—	—
Total derivative liabilities	$68,044	$(56,041)	$12,003	$—	$—	$12,003
Total financial liabilities	$68,044	$(56,041)	$12,003	$—	$—	$12,003

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(43,025)	$(13,446)	$(383)	$12,822	$(906)
Derivative instruments not designated as hedges	$(3,746)	$—	$—	$8,227	$—	$—

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(80,201)	$(35,783)	$(292)	$6,230	$(5,501)
Derivative instruments not designated as hedges	$677	$—	$—	$16,615	$—	$—

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three and nine months ended September 30, 2015 and 2014.

8.	Other Assets
Other assets were comprised as follows:

	September 30, 2015	December 31, 2014
Upfront fee (a)	$113,750	$125,000
Vehicles (b)	181,791	134,926
Manufacturer subvention payments receivable (a)	127,764	70,213
Accounts receivable	27,275	18,440
Prepaids	34,044	35,906
Derivative assets (Note 7)	14,135	17,106
Other	8,731	1,825
Total other assets	$507,490	$403,416

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
The Company recorded income tax expense of $129,106 (36.6% effective tax rate) and $431,762 (35.1% effective tax rate) during the three and nine months ended September 30, 2015, respectively. The Company recorded income tax expense of $90,397 (32.1% effective tax rate) and $282,081 (35.2% effective tax rate) during the three and nine months ended September 30, 2014, respectively. The increase in effective tax rate for the three months ended September 30, 2015 is primarily due to favorable permanent book to tax differences recognized during the three months ended September 30, 2014.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At September 30, 2015 and December 31, 2014, the Company had a net receivable from (payable to) affiliates under the tax sharing agreement of ($396) and $459, respectively, which was included in related party taxes payable in the condensed consolidated balance sheets.
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
The Company is obligated to make purchase price holdback payments to a third-party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer's established credit limit.
Under terms of agreements with a peer-to-peer personal lending platform company, the Company was committed as of September 30, 2015 to purchase at least the lesser of $30,000 per month or 50% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations thereafter through July 2017. This commitment could be reduced or canceled with 90 days’ notice. On October 9, 2015, the Company sent a notice of termination to the lending platform company (Note 16).
The Company committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, the Company has not recorded an allowance for unfunded commitments. As of September 30, 2015 and December 31, 2014, the Company was obligated to purchase $15,681 and $7,706, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the three months ended September 30, 2015, the Company and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by the Company, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.
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

The Company has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee to inception of the contract. There were downward adjustments of $904 and $1,051 for the three and nine months ended September 30, 2015, respectively. There were no adjustments for the three months ended September 30, 2014, and a net upward adjustment of $1,329 for the nine months ended September 30, 2014.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of September 30, 2015, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
Under terms of the agreement with Chrysler, the Company must make revenue sharing payments to Chrysler and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.
The Company has a flow agreement with Bank of America whereby the Company is committed to sell up to a specified amount of eligible loans to the bank each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300,000. On October 1, 2015, the Company and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350,000 of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale.
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
In connection with the bulk sales of Chrysler Capital leases (Note 3), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability was $3,857, net, as of September 30, 2015.
On March 31, 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company is committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200,000 in proceeds. The Company and the third party executed an amendment to the forward flow asset sale agreement on June 29, 2015, which increased the committed sales of charged off loan receivables in bankruptcy status to $275,000, and another amendment on September 29, 2015 requiring sales to occur quarterly.

Previous to the most recent amendment there was no requirement on the timing of sales. As of September 30, 2015, the remaining aggregate commitment was $203,449.

Legal and Regulatory Proceedings

Periodically, the Company is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York (the "Steck Lawsuit"). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company's initial public offering. Each lawsuit was brought by a purported stockholder of the Company seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to the Company's Registration Statement and Prospectus issued in connection with the initial public offering. Each complaint alleged that the Registration Statement and Prospectus contained misleading statements concerning the Company’s auto lending business and underwriting practices. Each lawsuit asserted claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief. In February 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed with prejudice. In June 2015, the venue of the Steck Lawsuit was transferred from the Southern District of New York to the Northern District of Texas. On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614. The lawsuit names as defendants current and former members of the Company’s board of directors, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s subprime auto lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief.

Further, the Company is party to or are otherwise involved periodically in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under FIRREA requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation.

On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the SCRA. The consent order requires SC to pay a civil fine in the amount of $55, as well as at least $9,360 to affected service members consisting of $10 plus compensation for any lost equity (with interest) for each repossession by SC and $5 for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires the Company to undertake additional remedial measures.

On July 31, 2015, the CFPB notified the Company that it had referred to the DOJ certain alleged violations by the Company of the ECOA regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by the Company and (ii) the treatment of certain types of income in the Company's underwriting process. On September 25, 2015, the DOJ notified the Company that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of the Company's pricing of automobile loans.

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

Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Line of credit agreement with Santander - New York Branch (Note 5)	$24,638	$21,408	$76,273	$68,991
Line of credit agreement with SHUSA (Note 5)	1,337	1,339	3,940	3,001
Letter of credit facility with Santander - New York Branch (Note 5)	—	128	—	379
Accrued interest for affiliate lines/letters of credit at September 30, 2015 and December 31, 2014, was as follows:

	September 30, 2015	December 31, 2014
Line of credit agreement with Santander - New York Branch (Note 5)	$7,979	$7,750
Line of credit agreement with SHUSA (Note 5)	235	242
Letter of credit facility with Santander - New York Branch (Note 5)	—	128
In August 2015, under a new agreement with Santander, the Company began paying Santander a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,535 for the three months ended September 30, 2015. As of September 30, 2015, the company had $1,535 of related fees payable to Santander.
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $14,887,000 and $16,330,771 at September 30, 2015 and December 31, 2014, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $49,591 and $32,118 at September 30, 2015 and December 31, 2014, respectively. Interest expense on these agreements includes amounts totaling $22,285 and $8,002 for the three months ended September 30, 2015 and 2014, respectively, and $54,513 and $29,585 for the nine months ended September 30, 2015 and 2014, respectively.
Until October 1, 2014, the Company had a origination and servicing agreement with SBNA whereby the Company provided SBNA with the first right to review and assess Chrysler dealer lending opportunities and, if SBNA elected, to provide the proposed financing. The Company provided servicing on all loans originated under this arrangement and was eligible to receive a servicer performance payment based on performance of the serviced loans. The Company also provided servicing on dealer loans sold to SBNA that were not subject to the servicer performance payment. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $2,897 and $7,195 for the three and nine months ended September 30, 2014, including $1,209 and $2,932 in servicer performance payments.
Effective October 1, 2014, the origination and servicing agreements were terminated and replaced with revised agreements requiring SC to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and requiring SBNA to pay SC a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. As of September 30, 2015 and December 31, 2014, the Company had relationship management fees receivable from SBNA of $403 and $450, respectively. The Company recognized $1,186 and $4,257 of relationship management fee income for the three and nine months ended September 30, 2015, respectively. These agreements also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SC, from SC to SBNA. Servicing fee expense under this new agreement totaled $48 and $218 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015 and December 31, 2014, the Company had $14 and $28, respectively, of servicing fees payable to SBNA. The Company may provide advance funding to Chrysler for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of September 30, 2015 or December 31, 2014 for such advances.

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $1,988 and zero, related to such originations, as of September 30, 2015 and December 31, 2014, respectively.

The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to SC in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of September 30, 2015 and December 31, 2014, the unamortized fee balance was $6,975 and $7,650, respectively. The Company recognized $225 and $675 of income related to the referral fee for each of the three and nine months ended September 30, 2015 and 2014, respectively.

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $1,589 and $2,217 for the three months ended September 30, 2015 and 2014, respectively, and $4,222 and $8,866 for the nine months ended September 30, 2015 and 2014, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Total serviced portfolio	$735,359	$896,300
Cash collections due to owner	20,335	21,415
Servicing fees receivable	1,713	2,171
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays Chrysler on behalf of SBNA for residual gains and losses on the flowed leases. The Company also services leases it sold to SBNA in 2014. Origination fee income recognized under the agreement totaled zero and $6,093 for the three months ended September 30, 2015 and 2014, respectively, and $8,431 and $16,715 for the nine months ended September 30, 2015 and 2014, respectively. Servicing fee income recognized on leases serviced for SBNA totaled $1,875 and $339 for the three months ended September 30, 2015 and 2014, respectively, and $5,186 and $968 for the nine months ended September 30, 2015 and 2014, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Total serviced portfolio	$2,327,624	$1,989,967
Cash collections due to owner	61	1
Lease fundings due from owner	—	3,365
Origination and servicing fees receivable	772	10,345
Revenue share reimbursement receivable	1,127	1,694

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SC indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, SC established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SC, in the case of payments and sale proceeds. As of September 30, 2015 and December 31, 2014, the balance in the collateral account was $37,917 and $44,805, respectively. For the three and nine months ended September 30, 2015 the Company recognized an indemnification expense of $566 and $3,142, respectively, As of September 30, 2015 and December 31, 2014, we had a recorded liability of $2,691 and zero, respectively, related to the residual losses covered under the agreement.

The Company periodically sells loan and lease contracts to affiliates under certain agreements. Although no such sales occurred during the three and nine months ended September 30, 2015, the Company sold leases with a depreciated net capitalized cost of zero and $369,114 for a gain of zero and $5,576 for the three and nine months ended September 30, 2014, respectively. The Company also sold $18,227 of receivables from dealers resulting in a gain of $347 for the three and nine months ended September 30, 2014. At the first anniversary date of the sale, which occurred during the three months ended September 30, 2015, the Company received $346 in additional proceeds related to the sale due to the satisfaction of conditions specified at the time of the sale. The Company is entitled to additional proceeds totaling $347 if the conditions continue to be met on the second anniversary of the sale.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of data processing, communications and other expenses, totaled $22 and zero for the three months ended September 30, 2015 and 2014, respectively, and $145 and $75 for the nine months ended September 30, 2015 and 2014, respectively.

The Company is party to an MSA with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review credit applications of retail store customers. Under terms of the MSA, the Company originated personal revolving loans of $4,683 and $3,237 during the three months ended September 30, 2015 and 2014, respectively, and $22,971 and $6,148 during the nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, the company fully impaired its cost method investment in this entity and recorded a loss of $6,000 in 'investment gains, net' in the accompanying condensed consolidated statement of income and comprehensive income.

On July 2, 2015, the Company announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of the Company, effective as of the close of business on July 2, 2015. In connection with his departure, and subject to the terms and conditions of his Employment Agreement, including Mr. Dundon's execution of a release of claims against the Company, Mr. Dundon became entitled to receive certain payments and benefits under his Employment Agreement. The Separation Agreement also provided for the modification of terms for certain equity based awards (Note 14). Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

During the three months ended September 30, 2015, the Company recognized $12,340 in severance related expenses, and $9,881 in stock compensation expense in connection with Mr. Dundon’s departure and the terms of the Separation Agreement. As of September 30, 2015, the Company had recorded a liability for $115,139 in contemplation of the payments and benefits due under the terms of the Separation Agreement. Mr. Dundon will continue to serve as a Director of the Company's Board, and will serve as a consultant to the Company for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required bank regulatory approvals. As of September 30, 2015, the Company has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement.

As of July 3, 2015, SHUSA and Mr. Dundon entered into the Separation Agreement, by which SHUSA was deemed to have delivered an irrevocable notice to exercise a call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the Call Transaction, subject to required bank regulatory approvals and any other approvals required by law being obtained (Note 1). Pursuant to the Separation Agreement, because the Call Transaction was not consummated prior to the Call End Date, DDFS is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company common stock ultimately sold in the Call Transaction.

During the three and nine months ended September 30, 2015, the Company paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate, and the amount of reimbursement is not subject to a maximum cap per fiscal year. For the three months ended September 30, 2015 and 2014, the Company paid $59 and $115, respectively, to Meregrass, Inc., the company managing the plane's operations, with an average rate of $5.8 per hour. For the nine months ended September 30, 2015 and 2014, the Company paid $367 and $529, respectively, to Meregrass, Inc., with an average hourly rate of $5.8.

Under an agreement with Mr. Dundon, the Company is provided access to a suite at an event center that is leased by Mr. Dundon, and which the Company uses for business purposes. The Company reimburses Mr. Dundon for the use of this space on a periodic basis. During the three and nine months ended September 30, 2015, the Company reimbursed Mr. Dundon $200 for the use of this space. As of September 30, 2015, the Company had a payable of $200 to Mr. Dundon related to the use of this suite.

As of September 30, 2015, Jason Kulas, the Company's current CEO, Mr. Dundon, and a Santander employee who was a member of the SC Board of Directors until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended September 30, 2015 and 2014, the Company paid $1,504 and $36, respectively, in lease payments on this property. For the nine months ended September 30, 2015 and 2014, the Company paid $4,005 and $144, respectively, in lease payments on this property. Future minimum lease payments for the 12-year term of the lease total $79,550.

The Company is party to certain agreements with a third party retailer whereby the Company is committed to purchase receivables originated by the retailer for an initial term ending in April 2020 and renewable through April 2022 at the retailer's option. In November 2014, Capmark, a company of which affiliates of Centerbridge owned an approximately 32% interest, acquired the retailer. Prior to SC's IPO in January 2014, Centerbridge had a 7% indirect ownership interest in SC. Immediately after the IPO, Centerbridge had an approximately 1% interest in SC, which had decreased to less than 1% by December 31, 2014 and further decreased to zero in February 2015. Further, an individual that was a member of SC's board of directors until July 15, 2015, is a member of Centerbridge management and also serves on the board of directors of Capmark. During the three and nine months ended September 30, 2015, but only through the date these individuals were considered related parties (July 15, 2015), the Company advanced $33,423 and $442,339, respectively, to the retailer, and received $48,236 and $575,179, respectively, in payments on receivables originated under its agreements with the retailer.
At December 31, 2014, the Company had tax indemnification payments receivable of $5,504 representing reimbursement of tax indemnification payments made to the original equity investors in two investment partnerships now owned by the Company. One of the equity investors, Centerbridge, also was an investor in SC until February 2015, and both investors had representation on SC's board until July 15, 2015. These payments are expected to be recovered through tax refunds passed through to the Company as the original investors recognize tax losses related to the investments.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of earnings per share excludes employee stock option awards of 1,520,113 and 1,731,329 for the three months ended September 30, 2015 and 2014, and 1,520,113 and 1,539,861 for the nine months ended September 30, 2015 and 2014, respectively, as the effect of those securities would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per common share
Net income	$223,900	$191,369	$798,614	$519,316
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	357,380	348,372	353,684	348,047
Weighted average number of participating restricted common shares outstanding (in thousands)	467	584	467	584
Weighted average number of common shares outstanding (in thousands)	357,847	348,956	354,151	348,631
Earnings per common share	$0.63	$0.55	$2.26	$1.49
Earnings per common share - assuming dilution
Net income	$223,900	$191,369	$798,614	$519,316
Weighted average number of common shares outstanding (in thousands)	357,847	348,956	354,151	348,631
Effect of employee stock-based awards (in thousands)	4,375	6,966	3,686	7,179
Weighted average number of common shares outstanding - assuming dilution (in thousands)	362,222	355,922	357,837	355,810
Earnings per common share - assuming dilution	$0.62	$0.54	$2.23	$1.46

13.	Fair Value of Financial Instruments
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
Fair value estimates, methods, and assumptions are as follows:

		September 30, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$104,552	$104,552	$33,157	$33,157
Receivables held for sale (b)	2	2,709,944	2,760,561	46,585	46,585
Finance receivables held for investment, net (c)	3	23,464,030	25,150,822	23,915,551	25,576,337
Restricted cash (a)	1	2,217,879	2,217,879	1,920,857	1,920,857
Notes payable — credit facilities (d)	3	6,654,184	6,654,184	6,402,327	6,402,327
Notes payable — secured structured financings (e)	2	20,027,111	20,131,570	17,718,974	17,810,062
Notes payable — related party (f)	3	3,525,000	3,525,000	3,690,000	3,690,000

(a)
Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, is at an approximated fair value as the instruments mature within 90 days or less and bear interest at market rates.

(b)
Receivables held for sale — Receivables held for sale are carried at the lower of cost or market, as determined on an aggregate basis. The estimated fair value is based on the prices obtained or expected to be obtained in the subsequent sales. Receivables held for sale also includes personal loans carried at cost, net of impairment, as of September 30, 2015.

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

•
Personal loans, net — Personal loans were carried at amortized cost, net of credit loss allowance. The estimated fair value was calculated based on estimated market rates for similar loans with similar credit risks.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,135	$—	$14,135	$—
Due from affiliates — trading interest rate caps (a)	10,316	—	10,316	—
Due from affiliates — treasury bills (c)	29,915	29,915	—	—
Other liabilities — trading options for interest rate caps (a)	14,146	—	14,146	—
Due to affiliates — trading options for interest rate caps (a)	10,316	—	10,316	—
Other liabilities — cash flow hedging interest rate swaps (a)	23,697	—	23,697	—
Due to affiliates — cash flow hedging interest rate swaps (a)	16,967	—	16,967	—
Other liabilities — trading interest rate swaps (a)	2,112	—	2,112	—
Due to affiliates — trading interest rate swaps (a)	10,631	—	10,631	—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,160	$—	$14,160	$—
Due from affiliates — trading interest rate caps (a)	35,602	—	35,602	—
Other assets — cash flow hedging interest rate swaps (a)	2,796	—	2,796	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,823	—	4,823	—
Other assets — trading interest rate swaps (a)	150	—	150	—
Due from affiliates — trading interest rate swaps (a)	385	—	385	—
Other liabilities — trading options for interest rate caps (a)	14,204	—	14,204	—
Due to affiliates — trading options for interest rate caps (a)	35,602	—	35,602	—
Other liabilities — cash flow hedging interest rate swaps (a)	476	—	476	—
Due to affiliates — cash flow hedging interest rate swaps (a)	3,316	—	3,316	—
Other liabilities — trading interest rate swaps (a)	243	—	243	—
Due to affiliates — trading interest rate swaps (a)	12,467	—	12,467	—
Other liabilities — total return swap (b)	1,736	—	1,736	—

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

(b)	The total return swap was valued based on the estimated market value of the underlying bonds pledged to the associated credit facility.

(c)	Treasury bills are valued using unadjusted quoted prices in active markets for identical assets.

There were no amounts transferred into or out of Level 3 during the three and nine months ended September 30, 2015 and 2014, respectively.
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — vehicles	$181,791	$—	$181,791	$—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — vehicles	$134,926	$—	$134,926	$—

The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.

14.    Employee Benefit Plans
SC Compensation Plan — Beginning in 2012, the Company granted stock options to certain executives, other employees, and independent directors under the MEP. The Plan was administered by the Board of Directors and enabled the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), or 8.5% of the equity invested in the Company as of December 31, 2011. The MEP expired on January 31, 2015, and accordingly, no further awards will be made under this plan. In December 2013, the Board established the Omnibus Incentive Plan, which enables the Company to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of the Company's common stock up to a total of 5,192,640 common shares.
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
On December 28, 2013, the Board approved certain changes to the Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also, on December 28, 2013, the Company granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $7,423 and $637 recorded for the three months ended September 30, 2015 and 2014, respectively, and $8,639 and $1,853 recorded for the nine months ended September 30, 2015 and 2014, respectively. Compensation expense recognized during the three and nine months ended September 30, 2015 included $9,881 related to the acceleration of vesting certain awards modified in accordance with the Separation Agreement with Mr. Dundon.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the initial public offering. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845. Also, in connection with the IPO, the Company granted additional stock options under the Plan to certain executives, other employees, and an independent director with an estimated compensation cost of $10,216, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the nine months ended September 30, 2015 to employees; the estimated compensation costs associated with these additional grants is $3,355 and will be recognized over the vesting periods of the awards.
A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	21,357,911	$10.82	7.2	$187,637
Granted	433,844	24.29	—	—
Exercised	(8,893,119)	9.85	—	(123,621)
Expired	(15,197)	—	—	—
Forfeited	(225,935)	16.98	—	—
Options outstanding at September 30, 2015	12,657,504	11.85	6.6	108,438
Options exercisable at September 30, 2015	8,933,385	11.27	6.5	81,754

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

In connection with the departure of Mr. Dundon on July 2, 2015 and pursuant to the Separation Agreement, the Company modified certain equity-based awards previously made to Mr. Dundon such that Mr. Dundon’s unvested RSUs vested in full in accordance with their terms, his outstanding stock options vested in full (to the extent they were previously unvested) and that all shares acquired upon the exercise of stock options awarded to Mr. Dundon in December 2011 or other awards previously restricted became freely transferable, subject to applicable regulatory approvals and law.

Subject to applicable regulatory approvals and law, Mr. Dundon’s outstanding stock options will remain exercisable until the third anniversary of his resignation, and subject to certain time limitations, Mr. Dundon would be permitted to exercise such options in whole, but not in part, and settle such options for a cash payment equal to the difference between the closing trading price of a share of Company common stock as of the date immediately preceding such exercise and the exercise price of such option. Mr. Dundon exercised this cash settlement option on July 2, 2015.

Following the modification of Mr. Dundon's stock option awards, subject to applicable regulatory approvals and law, the Company determined that the modified stock option awards should no longer be accounted for within equity, and should be recognized as a liability at fair value. In addition, the modification and immediate vesting of Mr. Dundon's unvested RSUs also resulted in the Company recognizing additional stock compensation expense based upon the fair value of the restricted stock awards on the date of the modification. The Company transferred $102,799 from 'Additional Paid-in Capital' to 'Due to affiliates' (Note 11) in connection with the stock option modification and cash settlement option exercise, and recognized an additional $9,881 in stock compensation expense during the three months ended September 30, 2015 for all equity-based award modifications. As of September 30, 2015, the Company had not made any payments associated with Mr. Dundon's exercise of the cash settlement option, and the Company had recorded a liability in 'Due to affiliates' of $102,799 associated with the modified awards.

15.	Shareholders' Equity
Treasury Stock
The Company had 52,141 shares of treasury stock outstanding with a cost of $983 as of September 30, 2015 and December 31, 2014. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the company. Additionally, 48,987 shares were withheld in December 2014 to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning balance, unrealized gains (losses) on cash flow hedges	$(5,726)	$(4,129)	$3,553	$(2,853)
Other comprehensive loss before reclassifications	(26,929)	8,115	(50,178)	3,949
Amounts reclassified out of accumulated other comprehensive income (loss)(a)	8,416	570	22,386	3,460
Ending balance, unrealized losses on cash flow hedges	$(24,239)	$4,556	$(24,239)	$4,556

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2015 and 2014 consist of the following:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$13,446	Interest expense	$906	Interest expense
Tax benefit	(5,030)		(336)
Net of tax	$8,416		$570

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$35,783	Interest expense	$5,501	Interest expense
Tax expense (benefit)	(13,397)		(2,041)
Net of tax	$22,386		$3,460
Dividend Restrictions

The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform stress testing and submit a capital plan to the Federal Reserve on an annual basis. On March 11, 2015, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objection to the capital plan submitted the previous year, following which SHUSA entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.

16.	Subsequent Events

Termination of a Loan Purchase Agreement

In connection with the Company's strategic evaluation of its personal lending portfolio, the Company decided to reduce its exposure to personal loans on a prospective basis. In connection with that decision, on October 9, 2015, the Company delivered a 90-day notice of termination of a loan purchase agreement between the Company and a peer-to-peer personal lending platform company. Under that agreement, the Company had committed to purchase at least the lesser of $30,000 per month or 50% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations. In accordance with the provisions of the Loan Purchase Agreement, the termination of the agreement will be effective 90 days following delivery of the notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) on March 2, 2015 (2014 Annual Report on Form 10-K) and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information about the Company is available on the Company’s website at www.santanderconsumerusa.com. the Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding the Company at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance. We are majority-owned (as of September 30, 2015, approximately 59.0%) by SHUSA, a wholly-owned subsidiary of Santander.
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
Under the terms of the Chrysler Agreement, certain standards were agreed to which include SC meeting specified escalating penetration rates for the first five years, and Chrysler treating SC in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The success of the Chrysler agreement is dependent upon the ability of both parties to meet and uphold these standards.
The target penetration rate as of April 30, 2015 (the end of the second year of the Chrysler Agreement) was 44%, and the target penetration rate for the third year is set at 54%. Our actual penetration rate as of September 30, 2015 was 25% as interest rates have remained low, causing our subvented loan and lease offers not to be materially more attractive than other lenders' offers. We remain confident about the ongoing success of the Chrysler Agreement. Since its May 1, 2013, launch, Chrysler Capital has originated $27.5 billion in retail loans and $11.0 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate.
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
Economic and Business Environment
The U.S. economy has continued its slow-paced recovery into 2015. According to the Bureau of Labor Statistics, unemployment declined from 5.6% at the beginning of the year to 5.1% as of September 30, 2015. Although the Federal Reserve signaled that it may raise rates in 2015, uncertainty remains as to the timing of any such increase in the near term. New cars are selling at a pace to exceed an annualized rate of 18 million for 2015.

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
Additionally, on August 27, 2014, the Commission adopted final rules implementing provisions of the Dodd-Frank Act relating to third-party due diligence reports for asset-backed securities. The final rules took effect in June 2015, and unlike Regulation AB II, apply to both SC's public and non-public asset-backed securitization platforms.
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

Third Quarter 2015 Summary of Results
Our strong performance in the third quarter of 2015 highlights our ability to execute on our strategy of optimizing the mix of retained assets versus assets sold and serviced for others. These key highlights included:

•	Growth of 13.6% in net finance and other interest income compared to the same quarter in 2014;

•	Net income of $223.9 million compared with $191.4 million for the same quarter in 2014, or a 17.0% increase year-over-year;

•	Originations of $7.6 billion, in line with $7.6 billion in the prior quarter and up from $7.4 billion originated in the same quarter in 2014;

•	Asset sales of $3.1 billion, up from $2.8 billion in the prior quarter, and up from $2.4 billion in the same quarter in 2014;

•	Serviced for others portfolio of $14.8 billion, up from $13.1 billion in the prior quarter and $10.2 billion in the same period last year;

•	Expense ratio of 2.3%, up from 2.1% in the prior quarter and 2.0% in the same quarter last year primarily due to one-time expenses associated with the departure of our former CEO.
Recent Developments and Other Factors Affecting Our Results of Operations
Personal Lending Platform
We periodically perform a strategic evaluation of the Company's assets held for investment to ensure that the product mix meets our investment objectives. As of September 30, 2015, we determined that we no longer had the intent to hold personal loans for investment purposes and we will reduce our exposure to personal lending on a prospective basis. Accordingly, we have reclassified our entire personal loan portfolio to 'finance receivables held for sale' as of September 30, 2015.
In contemplation of our decision to reduce our exposure to personal lending, on August8, 2015, we stopped purchasing prime consumer loans from a peer-to-peer lending platform company we worked with and on October 9, 2015, we delivered a 90-day notice of termination of a loan purchase agreement between the Company and the same peer-to-peer personal lending platform company. Under that agreement, the Company was committed to purchase at least the lesser of $30,000 per month or 50% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations. We continue to be party to various other agreements under which we purchase specified volumes of personal loans originated by third parties and we will continue to perform in accordance with the terms and operative provisions of those agreements.
Allowance for Credit Losses
During the third quarter of 2015, we removed the volatility associated with seasonality assumptions from our loss provisioning model for individually acquired retail installment contracts. We believe that removing these seasonality assumptions from the forecast will provide more meaningful information in evaluating the impact that estimated future credit losses have on our business on a periodic basis. The impact of implementing this change was a $134 million decrease in the provision for credit losses and allowance for loan losses.
As discussed in our Results of Operations for the Three and Nine Months ended September 30, 2015, the reclassification of our personal lending portfolio to finance receivables held for sale resulted in a decrease to our provision for credit losses of $14 million.
Asset Sales and Securitizations
During the third quarter of 2015, we executed three on-balance sheet securitizations, with net bonds sold of $2.9 billion, and we advanced $987 million on new and existing private term amortizing facilities and revolving facilities. We also settled the sales of residual interests in certain securitization trusts for the first time for cash proceeds of $662 million. Additionally, in line with our strategy to leverage our servicing platform and increase servicing fee income, we executed several other transactions, which are discussed in greater detail in the Liquidity Management, Funding and Capital Resources section of management's discussion and analysis.
Amendments to Flow Agreements
On October 1, 2015, we executed an amendment to the flow agreement with Bank of America, pursuant to which the Company increased its monthly commitment to sell eligible loans to Bank of America to a maximum of $350 million. The amendment also changed the requisite notification period for termination of the agreement from 120 days to 90 days.
On June 25, 2015, we executed an amendment to the flow agreement with CBP, which increased the servicing fee the Company receives for the servicing of assets sold under the agreement. The amendment also reduced, effective from and after August 1, 2015, CBP’s committed purchases of Chrysler Capital prime loans. We have mitigated the reduction in committed purchases, in part, through further development of new business relationships.

The Company also entered into amendments to the flow agreement under which we are committed to selling charged off loan receivables in bankruptcy status. These amendments increased the committed sales of charged off loans receivable in bankruptcy and specified that sales must occur on at least quarterly basis.
Shelf Registration Statement
In March 2015, we filed a shelf registration statement on Form S-3 to register up to 245,593,555 shares of our common stock held by SHUSA and DDFS LLC, an entity solely owned by Mr. Dundon. We will not receive any proceeds from the sale of any shares offered under such shelf registration statement.
Dividend Restrictions
The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform stress testing and submit a capital plan to the Federal Reserve on an annual basis. On March 11, 2015, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objection to the capital plan submitted the previous year, following which SHUSA entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and nine months ended September 30, 2015 and 2014 have been as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Retained Originations	(Dollar amounts in thousands)
Retail installment contracts	$4,650,381	$3,497,949	$13,602,409	$10,439,003
Average APR	16.1%	15.0%	17.2%	15.9%
Discount	1.7%	3.7%	2.6%	4.1%

Personal loans	$158,328	$249,474	$582,735	$619,993
Average APR	21.0%	21.6%	19.4%	22.7%
Discount	—	—	—	—

Receivables from dealers	$—	$1,609	$—	$25,515
Average APR	—	3.5%	—	4.1%
Discount	—	—	—	—

Leased vehicles	$1,568,104	$1,267,291	$4,122,527	$3,389,214

Capital lease receivables	$1,103	$31,503	$64,906	$51,076
Total originations retained	$6,377,916	$5,047,826	$18,372,577	$14,524,801

Sold Originations
Retail installment contracts	$1,243,456	$1,707,984	$3,580,539	$4,906,267
Average APR	2.4%	4.8%	4.1%	5.0%

Receivables from dealers	$—	$—	$—	$8,724
Average APR	—	—	—	5.3%

Leased vehicles	$—	$—	$—	$369,114
Total originations sold	$1,243,456	$1,707,984	$3,580,539	$5,284,105

Total SC originations	$7,621,372	$6,755,810	$21,953,116	$19,808,906

Facilitated Originations
Receivables from dealers	$—	$139,408	$—	$392,920
Leased vehicles	—	464,523	632,471	1,196,637
Total originations facilitated for affiliates	$—	$603,931	$632,471	$1,589,557

Total originations	$7,621,372	$7,359,741	$22,585,587	$21,398,463

Our asset sales for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Dollar amounts in thousands)
Retail installment contracts	$3,057,654	$2,413,251	$5,993,407	$5,483,149
Average APR	10.7%	4.8%	8.0%	5.0%

Receivables from dealers	$—	$18,227	$—	$18,227
Average APR	—	4.7%	—	4.7%

Leased vehicles	$—	$—	$1,316,958	$369,114
Total asset sales	$3,057,654	$2,431,478	$7,310,365	$5,870,490

Our ending held for investment portfolio, average APR, and remaining unaccreted discount as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(Dollar amounts in thousands)
Retail installment contracts	$27,131,221	$25,401,461
Average APR	16.9%	16.0%
Discount	2.2%	2.1%

Personal loans (a)	$—	$2,128,769
Average APR	—	23.1%
Discount	—	0.1%

Receivables from dealers	$76,293	$100,164
Average APR	4.6%	4.3%
Discount	—	—

Leased vehicles	$6,885,602	$5,504,467

Capital leases	$112,477	$91,350

(a)	As of September 30, 2015 all of the Company's personal loans were classified as held for sale.
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
Historically, our primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the nine months ended September 30, 2015 and 2014. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$1,202,825	$1,047,879	$3,480,262	$3,061,554
Interest on purchased receivables portfolios	16,509	43,231	64,383	164,651
Interest on receivables from dealers	1,060	896	3,528	3,502
Interest on personal loans	114,261	85,822	337,729	251,898
Interest on finance receivables and loans	1,334,655	1,177,828	3,885,902	3,481,605
Net leased vehicle income	93,185	62,751	227,086	129,608
Other finance and interest income	9,334	2,512	23,413	3,636
Interest expense	171,420	129,135	470,898	381,895
Net finance and other interest income	1,265,754	1,113,956	3,665,503	3,232,954
Provision for credit losses on individually acquired retail installment contracts	640,113	601,414	1,761,084	1,785,482
Increase (decrease) in impairment related to purchased receivables portfolios	(2,500)	(4,884)	(11,872)	(33,396)
Provision for credit losses on receivables from dealers	(42)	(275)	252	(442)
Provision for credit losses on personal loans	105,813	167,409	324,634	299,750
Provision for credit losses on capital leases	756	6,025	14,758	6,025
Provision for credit losses	744,140	769,689	2,088,856	2,057,419
Profit sharing	11,818	10,556	46,835	66,773
Other income	130,553	149,961	486,714	424,215
Operating expenses	287,343	201,906	786,150	731,580
Income before tax expense	353,006	281,766	1,230,376	801,397
Income tax expense	129,106	90,397	431,762	282,081
Net income	$223,900	$191,369	$798,614	$519,316
Share Data
Weighted-average common shares outstanding
Basic	357,846,564	348,955,505	354,150,973	348,630,740
Diluted	362,221,918	355,921,570	357,837,426	355,809,576
Earnings per share
Basic	$0.63	$0.55	$2.26	$1.49
Diluted	$0.62	$0.54	$2.23	$1.46

Dividends declared per share	$—	$—	$—	$0.15

Balance Sheet Data
Finance receivables held for investment, net	$23,464,030	$22,893,282	$23,464,030	$22,893,282
Finance receivables held for sale, net	2,709,944	91,153	2,709,944	91,153
Goodwill and intangible assets	127,766	127,991	127,766	127,991
Total assets	35,991,228	30,641,292	35,991,228	30,641,292
Total borrowings	30,206,295	26,834,477	30,206,295	26,834,477
Total liabilities	31,630,387	27,338,079	31,630,387	27,338,079
Total equity	4,360,841	3,303,213	4,360,841	3,303,213
Allowance for credit losses	3,173,327	3,100,378	3,173,327	3,100,378

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$610,657	$476,802	$1,301,203	$1,124,917
Charge-offs, net of recoveries, on purchased receivables portfolios	1,563	8,728	(6,103)	47,571
Charge-offs, net of recoveries, on personal loans	490,548	79,938	673,294	178,675
Charge-offs, net of recoveries, on capital leases	3,027	—	11,048	—
Total charge-offs, net of recoveries	$1,105,795	$565,468	$1,979,442	$1,351,163
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	$1,012,042	$888,940	$1,012,042	$888,940
End of period delinquent principal over 60 days, personal loans	$165,759	$131,537	$165,759	$131,537
End of period delinquent principal over 60 days, loans held for investment	$1,200,230	$1,101,525	$1,200,230	$1,101,525
End of period assets covered by allowance for credit losses	$26,907,346	$25,680,258	$26,907,346	$25,680,258
End of period gross individually acquired retail installment contracts held for investment	$26,718,576	$23,890,480	$26,718,576	$23,890,480
End of period gross personal loans	$2,261,789	$1,640,276	$2,261,789	$1,640,276
End of period gross finance receivables and loans held for investment	$27,319,991	$26,806,074	$27,319,991	$26,806,074
End of period gross finance receivables, loans, and leases held for investment	$34,205,593	$31,831,631	$34,205,593	$31,831,631
Average gross individually acquired retail installment contracts	$27,687,564	$24,150,655	$26,596,429	$23,261,250
Average gross purchased receivables portfolios	467,643	1,149,344	618,362	1,446,655
Average gross receivables from dealers	81,490	113,372	93,817	124,026
Average gross personal loans	2,284,951	1,567,511	2,201,551	1,369,631
Average gross capital leases	120,334	35,741	122,366	16,388
Average gross finance receivables, loans and capital leases	$30,641,982	$27,016,623	$29,632,525	$26,217,950
Average gross finance receivables, loans, and leases	$37,045,713	$31,616,751	$35,706,140	$29,958,707
Average managed assets	$50,961,182	$40,396,797	$47,812,496	$36,923,075
Average total assets	$36,014,598	$30,446,488	$34,750,871	$29,173,189
Average debt	$30,416,494	$26,750,117	$29,575,308	$25,718,012
Average total equity	$4,245,991	$3,198,603	$3,993,032	$2,997,634
Ratios
Yield on individually acquired retail installment contracts	17.4%	17.4%	17.4%	17.5%
Yield on purchased receivables portfolios	14.1%	15.0%	13.9%	15.2%
Yield on receivables from dealers	5.2%	3.2%	5.0%	3.8%
Yield on personal loans (1)	20.0%	21.9%	20.5%	24.5%
Yield on earning assets (2)	15.5%	15.7%	15.4%	16.1%
Cost of debt (3)	2.3%	1.9%	2.1%	2.0%
Net interest margin (4)	13.7%	14.1%	13.7%	14.4%
Expense ratio (5)	2.3%	2.0%	2.2%	2.6%
Return on average assets (6)	2.5%	2.5%	3.1%	2.4%
Return on average equity (7)	21.1%	23.9%	26.7%	23.1%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.8%	7.9%	6.5%	6.4%
Net charge-off ratio on purchased receivables portfolios (8)	1.3%	3.0%	(1.3)%	4.4%
Net charge-off ratio on personal loans (8)	85.9%	20.4%	40.8%	17.4%
Net charge-off ratio (8)	14.4%	8.4%	8.9%	6.9%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	3.8%	3.7%	3.8%	3.7%
Delinquency ratio on personal loans, end of period (9)	7.3%	8.0%	7.3%	8.0%
Delinquency ratio on loans held for investment, end of period (9)	3.8%	4.1%	3.8%	4.1%
Tangible common equity to tangible assets (10)	11.8%	10.4%	11.8%	10.4%
Common stock dividend payout ratio (11)	—	—	—	10.1%
Allowance ratio (12)	11.8%	12.1%	11.8%	12.1%

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

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs, net of recoveries, to average balance of the respective portfolio. During the three months ended September 30, 2015, we recorded non-recurring impairment charges on finance receivables held for sale and on finance receivables sold during the period. The associated impairment was recorded through charge-off expense. The charge-off ratio for the three and nine months ended September 30, 2015, adjusted for these non-recurring impairments, is presented in the tables below:

	Three Months Ended September 30, 2015
	Retail Installment Contracts Acquired Individually	Purchased Receivables	Personal Loans	Capital Lease	Receivables from Dealers Held for Investment	Total
Charge-offs, net of recoveries	$610,657	$1,563	$490,548	$3,027	$—	$1,105,795
Less: Non-recurring impairment charge	64,140	—	377,598	—	—	441,738
Adjusted charge-offs, net of recoveries	$546,517	$1,563	$112,950	$3,027	$—	$664,057
Average gross balance	$27,687,564	$467,643	$2,284,951	$120,334	$81,490	$30,641,982
Adjusted charge-off ratio	7.9%	1.3%	19.8%	10.1%	—	8.7%

	Nine Months Ended September 30, 2015
	Retail Installment Contracts Acquired Individually	Purchased Receivables	Personal Loans	Capital Lease	Receivables from Dealers Held for Investment	Total
Charge-offs, net of recoveries	$1,301,203	$(6,103)	$673,294	$11,048	$—	$1,979,442
Less: Non-recurring impairment charge	73,388	—	377,598	—	—	450,986
Adjusted charge-offs net of recoveries	$1,227,815	$(6,103)	$295,696	$11,048	$—	$1,528,456
Average gross balance	$26,596,429	$618,362	$2,201,551	$122,366	$93,817	$29,632,525
Adjusted charge-off ratio	6.2%	(1.3)%	17.9%	12.0%	—	6.9%

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period gross balance of the respective portfolio

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended September 30, 2015 and 2014 is as follows:

	September 30, 2015	September 30, 2014
	(Dollar amounts in thousands)
Total equity	$4,360,841	$3,303,213
Deduct: Goodwill and intangibles	127,766	127,991
Tangible common equity	$4,233,075	$3,175,222

Total assets	$35,991,228	$30,641,292
Deduct: Goodwill and intangibles	127,766	127,991
Tangible assets	$35,863,462	$30,513,301

Equity to assets ratio	12.1%	10.8%
Tangible common equity to tangible assets	11.8%	10.4%

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollars in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$4,079,810	$3,227,845	$2,223,833	$1,695,538	$1,308,728	$1,281,515	$1,396,610	$1,129,533	$642,156	$422,429
Interest on purchased receivables portfolios	198,945	410,213	704,770	870,257	734,634	218,240	105,229	—	—	—
Interest on receivables from dealers	4,814	6,663	7,177	14,394	24,137	5,255	—	—	—	—
Interest on personal loans	348,278	128,351	—	—	—	—	—	—	—	—
Interest on finance receivables and loans	4,631,847	3,773,072	2,935,780	2,580,189	2,067,499	1,505,010	1,501,839	1,129,533	642,156	422,429
Net leased vehicle income	189,509	33,398	—	—	—	—	—	—	—	—
Other finance and interest income	8,068	6,010	12,722	14,324	9,079	5,230	5,333	—	—	—
Interest expense	523,203	408,787	374,027	418,526	316,486	235,031	256,356	225,747	149,050	72,419
Net finance and other interest income	4,306,221	3,403,693	2,574,475	2,175,987	1,760,092	1,275,209	1,250,816	903,786	493,106	350,010
Provision for credit losses on individually acquired retail installment contracts (b)	2,211,055	1,651,416	1,119,074	741,559	750,625	720,938	823,024	513,377	261,016	175,849
Increase (decrease) in impairment related to purchased receivables portfolios	(37,717)	7,716	3,378	77,662	137,600	—	—	—	—	—
Provision for credit losses on receivables from dealers	(416)	1,090	—	—	—	—	—	—	—	—
Provision for credit losses on personal loans	434,030	192,745	—	—	—	—	—	—	—	—
Provision for credit losses on capital leases	9,991	—	—	—	—	—	—	—	—	—
Provision for credit losses (b)	2,616,943	1,852,967	1,122,452	819,221	888,225	720,938	823,024	513,377	261,016	175,849
Profit sharing	74,925	78,246	—	—	—	—	—	—	—	—
Other income	557,671	311,566	295,689	452,529	249,028	48,096	43,120	20,523	15,903	12,479
Operating expenses	962,036	698,958	559,163	557,083	404,840	249,012	209,315	150,156	178,927	98,379
Income before tax expense	1,209,988	1,085,088	1,188,549	1,252,212	716,055	353,355	261,597	260,776	69,066	88,261
Income tax expense (c)	443,639	389,418	453,615	464,034	277,944	143,834	87,472	100,302	18,312	—
Net income	766,349	695,670	734,934	788,178	438,111	209,521	174,125	160,474	50,754	88,261
Noncontrolling interests	—	1,821	(19,931)	(19,981)	—	—	—	—	33,266	—
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,349	$697,491	$715,003	$768,197	$438,111	$209,521	$174,125	$160,474	$17,488	$88,261
Share Data
Weighted-average common shares outstanding
Basic	348,723,472	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)
Diluted	355,722,363	346,177,515	346,164,717	246,056,761	245,781,739	245,781,739	245,781,739	245,781,739	(d)	(d)
Earnings per share
Basic	$2.20	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)
Diluted	$2.15	$2.01	$2.07	$3.12	$1.78	$0.85	$0.71	$0.65	(d)	(d)
Dividends declared per share	$0.15	$0.84	$2.12	$1.89	$1.63	—	—	—	(d)	(d)
Balance Sheet Data
Finance receivables and loans	$23,962,136	$21,351,046	$16,265,820	$16,715,703	$15,032,046	$7,466,267	$5,600,102	$4,326,835	$2,748,173	$1,529,977
Finance receivables held for sale, net	46,585	82,503	—	—	—	—	—	—	—	—
Goodwill and intangible assets	127,738	128,720	126,700	125,427	126,767	142,198	105,643	11,920	11,920	—
Total assets	32,342,176	26,401,896	18,741,644	19,404,371	16,773,021	8,556,177	6,044,454	4,840,647	3,095,073	1,963,718
Total borrowings	27,811,301	23,295,660	16,227,995	16,790,518	15,065,635	7,525,930	5,432,338	4,419,162	2,846,882	1,788,365
Total liabilities	28,783,827	23,715,064	16,502,178	17,167,686	16,005,404	7,838,862	5,564,986	4,509,803	2,910,208	1,867,558
Total equity	3,558,349	2,686,832	2,239,466	2,236,685	767,617	717,315	479,468	330,844	184,865	96,160
Allowance for credit losses	3,085,262	2,313,074	1,555,362	993,213	702,999	384,396	347,302	203,450	145,351	91,805

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005 (a)
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,617,351	$1,074,144	$556,925	$451,345	$432,022	$630,084	$668,339	$455,278	$207,470	$161,038
Charge-offs, net of recoveries, on purchased receivables portfolios	59,657	178,932	451,529	573,788	277,345	53,760	10,833	—	—	—
Charge-offs, net of recoveries, on personal loans	264,720	13,395	—	—	—	—	—	—	—	—
Charge-offs, net of recoveries, on capital leases	402	—	—	—	—	—	—	—	—	—
Total charge-offs, net of recoveries	1,942,130	1,266,471	1,008,454	1,025,133	709,367	683,844	679,172	455,278	207,470	161,038
End of period individually acquired retail installment contracts delinquent principal over 60 days	1,030,580	855,315	523,202	343,633	327,184	404,420	440,536	341,449	143,946	92,081
End of period personal loans delinquent principal over 60 days	138,400	65,360	—	—	—	—	—	—	—	—
End of period delinquent principal over 60 days	1,241,453	1,102,373	865,917	767,838	579,627	502,254	477,141	341,449	143,946	92,081
End of period assets covered by allowance for credit losses	26,875,389	22,499,895	14,248,606	10,141,450	7,811,783	7,622,064	5,705,847	4,851,469	3,106,472	1,729,214
End of period gross individually acquired retail installment contracts	24,555,106	21,238,281	14,186,712	10,007,312	7,581,783	6,837,103	5,558,423	4,851,469	3,106,472	1,729,214
End of period gross personal loans	2,128,769	1,165,778	—	—	—	—	—	—	—	—
End of period gross finance receivables and loans	27,721,744	24,542,911	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214
End of period gross finance receivables, loans, and leases	33,226,211	26,822,857	18,655,497	18,754,938	16,843,774	8,309,153	6,360,982	4,851,469	3,106,472	1,729,214
Average gross individually acquired retail installment contracts	23,556,137	18,097,082	12,082,026	8,843,036	6,631,231	5,690,833	5,396,355	3,986,699	2,423,623	1,515,593
Average gross purchased receivables portfolios	1,321,281	3,041,992	6,309,497	7,270,080	4,978,727	975,080	320,903	—	—	—
Average gross receivables from dealers	118,358	173,506	110,187	169,098	502,011	600,166	11,341	—	—	—
Average gross personal loans	1,505,387	425,229	—	—	—	—	—	—	—	—
Average gross capital leases	30,648	—	—	—	—	—	—	—	—	—
Average gross finance receivables and loans	26,531,811	21,737,809	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593
Average gross finance receivables, loans, and leases	30,642,923	22,499,225	18,501,710	16,282,215	12,111,969	7,266,079	5,728,599	3,986,699	2,423,623	1,515,593
Average managed assets	38,296,610	25,493,890	23,346,992	25,256,129	18,191,383	8,897,775	5,606,226	3,978,971	2,417,843	1,463,853
Average total assets	29,780,754	22,558,567	18,411,012	16,067,623	11,984,997	6,930,260	5,520,652	3,967,860	2,529,396	1,567,438
Average debt	26,158,708	19,675,851	15,677,522	14,557,370	10,672,331	6,083,953	4,989,280	3,633,022	2,317,624	1,417,333
Average total equity	3,097,915	2,498,831	2,312,781	916,219	850,219	594,097	406,680	257,855	140,513	84,346
Ratios
Yield on individually acquired retail installment contracts	17.3%	17.8%	18.4%	19.2%	19.7%	22.5%	25.9%	28.3%	26.5%	27.9%
Yield on purchased receivables portfolios	15.1%	13.5%	11.2%	12.0%	14.8%	22.4%	32.8%	—	—	—
Yield on receivables from dealers	4.1%	3.8%	6.5%	8.5%	4.8%	0.9%	—	—	—	—
Yield on personal loans (1)	23.1%	30.2%	—	—	—	—	—	—	—	—
Yield on earning assets (2)	15.7%	16.9%	15.9%	15.8%	17.1%	20.7%	26.2%	28.3%	26.5%	27.9%
Cost of debt (3)	2.0%	2.1%	2.4%	2.9%	3.0%	3.9%	5.1%	6.2%	6.4%	5.1%
Net interest margin (4)	14.1%	15.1%	13.9%	13.4%	14.5%	17.6%	21.8%	22.7%	20.3%	23.1%
Expense ratio (5)	2.5%	2.7%	2.4%	2.2%	2.2%	2.8%	3.7%	3.8%	7.4%	6.7%
Return on average assets (6)	2.6%	3.1%	4.0%	4.9%	3.7%	3.0%	3.2%	4.0%	2.0%	5.6%
Return on average equity (7)	24.7%	27.8%	31.8%	86.0%	51.5%	35.3%	42.8%	62.2%	36.1%	104.6%
Net charge-off ratio on individually acquired retail installment contracts (8)	6.9%	5.9%	4.6%	5.1%	6.5%	11.1%	12.4%	11.4%	8.6%	10.6%
Net charge-off ratio on purchased receivables portfolios (8)	4.5%	5.9%	7.2%	7.9%	5.6%	5.5%	3.4%	—	—	—
Net charge-off ratio on personal loans (8)	17.6%	3.2%	—	—	—	—	—	—	—	—
Net charge-off ratio (8)	7.3%	5.8%	5.5%	6.3%	5.9%	9.4%	11.9%	11.4%	8.6%	10.6%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.2%	4.0%	3.7%	3.4%	4.3%	5.9%	7.9%	7.0%	4.6%	5.3%
Delinquency ratio on personal loans, end of period (9)	6.5%	5.6%	—	—	—	—	—	—	—	—
Delinquency ratio on loans held for investment, end of period (9)	4.5%	4.5%	4.6%	4.1%	3.4%	6.0%	7.5%	7.0%	4.6%	5.3%
Tangible common equity to tangible assets (10)	10.6%	9.7%	11.3%	11.0%	3.8%	6.8%	6.3%	6.6%	5.6%	4.9%

Common stock dividend payout ratio (11)	6.8%	41.6%	102.8%	60.6%	91.3%	—	—	—	—	—
Allowance ratio (12)	11.5%	10.3%	10.9%	9.8%	9.0%	5.0%	6.1%	4.2%	4.7%	5.3%

(a)	Financial data for the year 2005 is derived from the audited consolidated financial statements of Drive Financial Services LP, the predecessor company to Santander Consumer USA Inc.

(b)	Provision for credit losses for the year 2005 includes impairment of residual interests in securitizations, which had been retained and recorded as assets under U.S. GAAP applicable at the time.

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

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases

(5)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of Net income to Average total equity

(8)	“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross balance of the respective portfolio.

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

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to SC shareholders

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses

Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,334,655	$1,177,828	$3,885,902	$3,481,605
Leased vehicle income	389,537	263,148	1,077,620	629,209
Other finance and interest income	9,334	2,512	23,413	3,636
Total finance and other interest income	1,733,526	1,443,488	4,986,935	4,114,450
Interest expense	171,420	129,135	470,898	381,895
Leased vehicle expense	296,352	200,397	850,534	499,601
Net finance and other interest income	1,265,754	1,113,956	3,665,503	3,232,954
Provision for credit losses	744,140	769,689	2,088,856	2,057,419
Net finance and other interest income after provision for credit losses	521,614	344,267	1,576,647	1,175,535
Profit sharing	11,818	10,556	46,835	66,773
Net finance and other interest income after provision for credit losses and profit sharing	509,796	333,711	1,529,812	1,108,762
Total other income	130,553	149,961	486,714	424,215
Total operating expenses	287,343	201,906	786,150	731,580
Income before income taxes	353,006	281,766	1,230,376	801,397
Income tax expense	129,106	90,397	431,762	282,081
Net income	$223,900	$191,369	$798,614	$519,316

Net income	$223,900	$191,369	$798,614	$519,316
Change in unrealized gains (losses) on cash flow hedges, net of tax	(18,513)	8,685	(27,792)	7,409
Comprehensive income	$205,387	$200,054	$770,822	$526,725

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
Interest on Finance Receivables and Loans

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,202,825	$1,047,879	$154,946	15%	$3,480,262	$3,061,554	$418,708	14%
Income from purchased receivables portfolios	16,509	43,231	(26,722)	(62)%	64,383	164,651	(100,268)	(61)%
Income from receivables from dealers	1,060	896	164	18%	3,528	3,502	26	1%
Income from personal loans	114,261	85,822	28,439	33%	337,729	251,898	85,831	34%
Total interest on finance receivables and loans	$1,334,655	$1,177,828	$156,827	13%	$3,885,902	$3,481,605	$404,297	12%
Income from individually acquired retail installment contracts increased $155 million, or 15%, from the third quarter of 2014 to the third quarter of 2015, and increased $419 million, or 14%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, consistent with the growth in the average outstanding balance of our portfolio of these contracts of $3.3 billion, or 14.3%, for the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Retained originations during the three and nine months ended September 30, 2015 carried an average APR of 16.1% and 17.2%, respectively, compared to an average APR of 15.0% and 15.9% for the same periods in 2014.
Income from purchased receivables portfolios decreased $27 million, or 62%, from the third quarter of 2014 to the third quarter of 2015, and decreased $100 million, or 61%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.1 billion in the third quarter of 2014, to $0.5 billion in the third quarter of 2015.
Income from personal loans increased $28 million, or 33%, from the third quarter of 2014 to the third quarter of 2015, and increased $86 million, or 34%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, less than the growth in the average outstanding portfolio of 61% due to the increasing mix of installment loans, which are of a higher average credit quality and bear a lower average interest rate than our revolving loans.
Leased Vehicle Income and Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$389,537	$263,148	$126,389	48%	$1,077,620	$629,209	$448,411	71%
Leased vehicle expense	296,352	200,397	95,955	48%	850,534	499,601	350,933	70%
Leased vehicle income, net	$93,185	$62,751	$30,434	48%	$227,086	$129,608	$97,478	75%

Leased vehicle income and expense increased significantly from prior year due to the continual growth in the portfolio since we launched Chrysler Capital in 2013. Total lease originations during the three months ended September 30, 2015 were 24% higher than in the same quarter in 2014, and 10% higher than for the three months ended June 30, 2015. During the three and nine months ended September 30, 2015, originations have continued to outpace the maturity (or run-off) of existing leases.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$146,777	$120,980	$25,797	21%	$412,934	$351,497	$61,437	17%
Interest expense on derivatives	24,643	8,155	16,488	202%	57,964	30,398	27,566	91%
Total interest expense	$171,420	$129,135	$42,285	33%	$470,898	$381,895	$89,003	23%
Interest expense on notes payable increased $26 million, or 21%, from the third quarter of 2014 to the third quarter of 2015, and increased $61 million, or 17%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 consistent with the growth in average debt outstanding, which has increased 15% for the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Interest expense has also increased as our cost of funds have increased over the same period.
Interest expense on derivatives increased $16 million, or 202%, from the third quarter of 2014 to the third quarter of 2015, and increased $28 million, or 91%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to an increase in the outstanding notional amounts on our derivatives and more unfavorable mark-to-market adjustments impacted by interest rate changes during three and nine month periods in 2015 compared to the same periods in 2014. The nine months ended September 30, 2015 were also impacted from the expiry of the total return swap in May 2015.
Provision for Credit Losses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$640,113	$601,414	$38,699	6%	$1,761,084	$1,785,482	$(24,398)	(1)%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	(2,500)	(4,884)	2,384	(49)%	(11,872)	(33,396)	21,524	(64)%
Provision for credit losses on receivables from dealers	(42)	(275)	233	(85)%	252	(442)	694	(157)%
Provision for credit losses on personal loans	105,813	167,409	(61,596)	(37)%	324,634	299,750	24,884	8%
Provision for credit losses on capital leases	756	6,025	(5,269)	(87)%	14,758	6,025	8,733	145%
Provision for credit losses	$744,140	$769,689	$(25,549)	(3)%	$2,088,856	$2,057,419	$31,437	2%
Provision for credit losses on our individually acquired retail installment contracts increased $39 million, or 6%, from the third quarter of 2014 to the third quarter of 2015, and decreased $24 million, or 1%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Although provision for credit losses remained relatively flat period over period, the provision for credit losses was reduced in connection with the sale of certain assets. We also recorded lower of cost or market adjustments for certain loans upon sale or upon reclassification to held for sale, which were reflected as a charge-off against the credit loss allowance. The impact of these sales and lower of cost or market adjustments to the provision for credit losses was a reduction to provision expense of approximately $38 million and $113 million for the three and nine months ended September 30, 2015. Additionally, during the three months ended September 30, 2015, we removed the volatility associated with seasonality assumptions from our credit loss provision model, which had a positive impact to our provision of $134 million. These positive impacts were offset by increases in provision for credit losses related to organic growth in our retail installment contract portfolio.
During 2015, we have also sold individually acquired retail contracts with a much higher average credit quality compared to loans originated during the same period, resulting in approximately 36% of outstanding consumer loans falling into the >599 FICO® band group as of September 30, 2015 compared to 41% as of December 31, 2014. This change in portfolio mix resulted in additional provisions for credit losses.

Change in incremental increase (decrease) in impairment related to purchased receivables portfolios resulted from the release of impairment on purchased receivables in 2014 and 2015 as performance continued to improve.
Provision for credit losses on personal loans decreased $62 million, or 37%, from the third quarter of 2014 to the third quarter of 2015, and increased $25 million, or 8%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The net impact of the reclassification of our personal loans to held for sale was a positive impact to the provision for credit loss of $14 million for the three and nine months ended September 30, 2015. Additionally, for the three months ended September 30, 2015, originations and purchases of personal loans were 37% lower than in the same period in 2014. For the nine months ended September 30, 2015, factors impacting provision for credit losses included the 46% growth in the average unpaid principal balance of the portfolio and a credit reassessment performed earlier in the year which indicated a higher percentage of loans in the <560 FICO® band group.

We began recording provision for credit losses on capital leases subsequent to the third quarter of 2014 as we established a portfolio of leases classified as capital leases and began recording provision on these assets. However, in early 2015 we terminated the lending relationship that gave rise to our capital lease portfolio, and therefore, provisions for credit losses on this portfolio have tapered off.
Profit Sharing

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$11,818	$10,556	$1,262	12%	$46,835	$66,773	$(19,938)	(30)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to our agreements with Bluestem. Profit sharing decreased moderately in the nine months ended September 30, 2015 compared to the same period in 2014, as the Bluestem portfolio became more seasoned reflecting increased delinquencies, and charge-offs were recognized, resulting in a decrease in the amount of payments due to Bluestem. This was partially offset by an increase in revenue sharing due to Chrysler as originations and third party sales increased, which increased profit sharing expense during the third quarter of 2015.
Other Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Investment gains, net	$1,567	$38,015	$(36,448)	(96)%	$109,481	$95,431	$14,050	15%
Servicing fee income	35,910	20,547	15,363	75%	88,756	53,051	35,705	67%
Fees, commissions, and other	93,076	91,399	1,677	2%	288,477	275,733	12,744	5%
Total other income	$130,553	$149,961	$(19,408)	(13)%	$486,714	$424,215	$62,499	15%
Average serviced for others portfolio	$13,912,095	$8,613,450	$5,298,645	62%	$12,356,122	$6,888,269	$5,467,853	79%

Investment gains decreased $36 million in the third quarter of 2015 compared to the third quarter of 2014 as a result of the non-recurrence of a gain recognized on a CCART securitization that settled during the third quarter of 2014. Investment gains increased during the nine months ended September 30, 2015 as compared to the same period of 2014, primarily due to the sale of loans to a new third party purchaser in the second quarter of 2015. We also executed two bulk lease sales to a third party during the three and nine months ended September 30, 2015, whereas there were no such lease sales in 2014.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased $15 million, or 75%, from the third quarter of 2014 to the third quarter of 2015, and increased $36 million, or 67%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 as we continued to grow our serviced portfolio through asset sales. Our serviced for others portfolio as of September 30, 2015 and 2014 was as follows:

	September 30,
	2015	2014
	(Dollar amounts in thousands)
SBNA dealer loans	$—	$877,786
SBNA retail installment contracts	735,359	950,325
SBNA leases	2,327,624	1,491,395
Total serviced for related parties	3,062,983	3,319,506
Chrysler Capital securitizations	2,157,189	2,375,106
Other third parties	9,567,976	4,553,573
Total serviced for third parties	11,725,165	6,928,679
Total serviced for others portfolio	$14,788,148	$10,248,185
Fees, commissions, and other increased $2 million, or 2%, from the third quarter of 2014 to the third quarter of 2015, and increased $13 million, or 5%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to additional fee income as our revolving personal loan portfolio grew. The increase in fees and commissions attributable to growth in the organic and personal loan portfolio were offset by the run-off of the purchased loan portfolio, where fees and commissions for the three and nine months ended 2015 were $12.0 million and $21.7 million lower than the same periods in 2014. Additionally, we recorded $7.9 million in deficiency income from the sale of charged-off assets in the first nine months of 2015 compared to $14.7 million in the same period of 2014.
Total Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Salary and benefits expense	$136,291	$88,940	$47,351	53%	$347,804	$384,544	$(36,740)	(10)%
Repossession expense	60,770	50,738	10,032	20%	175,066	144,817	30,249	21%
Other operating costs	90,282	62,228	28,054	45%	263,280	202,219	61,061	30%
Total operating expenses	$287,343	$201,906	$85,437	42%	$786,150	$731,580	$54,570	7%
Total operating expenses increased $85 million, or 42%, from the third quarter of 2014 to the third quarter of 2015, and increased $55 million, or 7%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 impacted most notably by salary and benefits expense.
For the third quarter of 2015, salary and benefits expenses increased by $47 million, or 53% compared to the same period in 2014, which was primarily attributable to an increase in average headcount of 13% compared to September 30, 2014 and one-time charges of approximately $22 million associated with the resignation and departure of Mr. Dundon from the Company. For the nine months ended September 30, 2015, salary and benefits expense decreased $37 million, or 10% compared to the same period in 2014, primarily due to the non-recurrence of $120 million in stock compensation and other IPO-related expenses recorded upon and in connection with our IPO in January 2014, partly offset by increased headcount and the additional one-time charges associated with Mr. Dundon's Separation Agreement. Repossession expense increased for the three and nine months ended September 30, 2015 as a result of portfolio growth. After adjusting for the IPO-related expenses in 2014, our expense ratio decreased from 2.6% in the first nine months of 2014 to 2.2% in the first nine months of 2015.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$129,106	$90,397	$38,709	43%	$431,762	$282,081	$149,681	53%
Income before income taxes	353,006	281,766	71,240	25%	1,230,376	801,397	428,979	54%
Effective tax rate	36.6%	32.1%			35.1%	35.2%

Our effective tax rate increased from 32.1% in the third quarter of 2014 to 36.6% in the third quarter of 2015 and decreased from 35.2% in the nine months ended September 30, 2014 to 35.1% in the nine months ended September 30, 2015. The increase in effective tax rate for the three months ended September 30, 2015 is primarily due to favorable permanent book to tax differences recognized during the three months ended September 30, 2014.
Other Comprehensive Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(18,513)	$8,685	$(27,198)	(313)%	$(27,792)	$7,409	$(35,201)	(475)%

The change in unrealized gains (losses) on cash flow hedges for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 was primarily driven by unfavorable interest rate movements in the first three and nine months of 2015 as compared to favorable interest rate movements in the first three and nine months of 2014.

Credit Quality
Finance Receivables
Nonprime loans comprise 82% of our portfolio as of September 30, 2015. We record an allowance for credit losses to cover our estimate of inherent losses on our individually acquired retail installment contracts and other loans and receivables held for investment.

	September 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)
	(Dollar amounts in thousands)
Unpaid principal balance	$26,718,576	$76,293	$—
Credit loss allowance	(3,159,102)	(926)	—
Discount	(592,625)	—	—
Capitalized origination costs and fees	46,964	—	—
Net carrying balance	$23,013,813	$75,367	$—
Allowance as a percentage of unpaid principal balance	11.8%	1.2%
Allowance and discount as a percentage of unpaid principal balance	14.0%	1.2%

(a)	As of September 30, 2015 all of the Company's personal loans were classified as held for sale.

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance	(2,726,338)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,270,586	$99,490	$1,779,777
Allowance as a percentage of unpaid principal balance	11.1%	0.7%	16.4%
Allowance and discount as a percentage of unpaid principal balance	13.5%	0.7%	16.4%

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollar amounts in thousands)
Unpaid principal balance	$412,645	$846,355

Outstanding recorded investment	$452,937	$873,134
Less: Impairment	(177,403)	(189,275)
Outstanding recorded investment, net of impairment	$275,534	$683,859
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

The following is a summary of delinquencies as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Retail Installment Contracts Held for Investment (a)		Personal Loans		Retail Installment Contracts Held for Investment (a)		Personal Loans
	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)
Principal 31-60 days past due	$2,215,645	8.2%	$63,422	2.8%	$2,450,837	9.6%	$52,452	2.5%
Delinquent principal over 60 days	1,034,471	3.8%	165,759	7.3%	1,103,053	4.3%	138,400	6.5%
Total delinquent principal	$3,250,116	12.0%	$229,181	10.1%	$3,553,890	14.0%	$190,852	9.0%

(a)	Includes retail installment contracts acquired individually and purchased receivables portfolios.

(b)	Percent of unpaid principal balance.
All of our receivables from dealers and all of our retail installment contracts held for sale were current as of September 30, 2015 and December 31, 2014. Delinquencies on the capital lease receivables portfolio, which commenced originations in 2014, were immaterial as of September 30, 2015 and December 31, 2014.
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015		2014
	Retail Installment Contracts - Held for Investment	Personal Loans (4)	Retail Installment Contracts - Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,131,221	$—	$24,923,308	$1,640,276
Average principal outstanding during the period	$26,338,639	2,201,551	$24,420,669	$1,369,631
Number of receivables outstanding at period end	1,634,261	1,935,420	1,620,995	1,710,372
Average number of receivables outstanding during the period	1,658,194	1,942,177	1,618,615	1,672,596
Number of repossessions (1)	183,430	n/a	166,045	n/a
Number of repossessions as a percent of average number of receivables outstanding (2)	14.7%	n/a	13.7%	n/a
Net losses (3)	$1,295,100	$673,294	$1,172,488	$178,675
Net losses as a percent of average principal amount outstanding (2)	6.6%	40.8%	6.4%	17.4%

(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.

(2)	Annualized; not necessarily indicative of a full year's actual results.

(3)
For the nine months ended September 30, 2015, net losses on retail installment contracts held for investment and personal loans include lower of cost or market adjustments of $73,388 and $377,598, respectively, which were charged off against the credit loss allowance.

(4)	As of September 30, 2015 all of the Company's personal loans were classified as held for sale.
We have had no charge-offs on our receivables from dealers and no material net charge-offs on our capital lease receivables.
Deferrals and Troubled Debt Restructurings
In accordance with our policies and guidelines, we, at times, offer extensions ("deferrals") to consumers on our retail installment contracts, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. Over 90% of deferrals granted are for two months. Our policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.
The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	September 30, 2015		December 31, 2014
	(Dollar amounts in thousands)
Never deferred	$20,500,023	75.6%	$18,354,203	72.2%
Deferred once	3,443,235	12.7%	3,623,858	14.3%
Deferred twice	1,657,362	6.1%	1,809,119	7.1%
Deferred 3 - 4 times	1,478,402	5.4%	1,540,713	6.1%
Deferred greater than 4 times	52,199	0.2%	73,568	0.3%
Total	$27,131,221		$25,401,461
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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of our allowance for credit losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for credit losses and related provision for credit losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for credit losses and related provision for credit losses, including the allowance and provision for loans that are not classified as TDRs. For loans that are classified as TDRs, the present value of expected cash flows is compared to the outstanding recorded investment of our TDRs to determine the amount of TDR impairment and related provision for credit losses that should be recorded.
We also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of our revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, we believe modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties. The following is a summary of the principal balance as of September 30, 2015 and December 31, 2014 of loans that have received these modifications and concessions:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,548,556	$—	$1,372,876	$—
Bankruptcy-related accounts	103,545	—	125,978	—
Extension of maturity date	54,975	—	99,758	—
Interest rate reduction	75,165	15,696	118,074	17,347
Other	53,707	—	44,825	—
Total modified loans	$1,835,948	$15,696	$1,761,511	$17,347

A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Outstanding recorded investment	$4,385,422	$15,696	$4,207,037	$17,356
Impairment	(1,402,215)	(12,568)	(797,240)	(6,939)
Outstanding recorded investment, net of impairment	$2,983,207	$3,128	$3,409,797	$10,417
A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans (1)	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Principal 31-60 days past due	$858,206	$1,647	$929,095	$1,595
Delinquent principal over 60 days	447,587	4,326	515,235	5,131
Total delinquent TDRs	$1,305,793	$5,973	$1,444,330	$6,726

(1)	As of September 30, 2015 all of the Company's personal loans were classified as held for sale.
As of September 30, 2015 and December 31, 2014, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.
Liquidity Management, Funding and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with fourteen third-party banks and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $4.3 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
During the nine months ended September 30, 2015, we completed on-balance sheet funding transactions totaling approximately $12 billion, including:

•	four securitizations on our SDART platform for $4.6 billion;

•	a series of seven subordinate bond transactions on our SDART platform totaling $262 million to fund residual interests from existing securitizations;

•	four securitizations on our relaunched DRIVE, deeper subprime platform, for $3.4 billion;

•	top-ups of four private amortizing facilities totaling $1.6 billion; and

•	four private amortizing lease facilities totaling $2.0 billion
We also completed $7.3 billion in asset sales, including $1.3 billion in third-party lease sales and $3.2 billion in recurring monthly sales with our third party flow partners, in addition to executing several sales of charged off assets totaling $118 million in proceeds.
As of September 30, 2015, our debt consisted of the following:

Third party revolving credit facilities	$6,654,184
Related party revolving credit facilities	3,525,000
Total revolving credit facilities	10,179,184

Public securitizations	13,350,476
Privately issued amortizing notes	6,676,635
Total secured structured financings	20,027,111
Total debt	$30,206,295
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

There was an average outstanding balance of $3.7 billion and $3.6 billion under the facilities offered through the New York branch during the nine months ended September 30, 2015 and 2014, respectively. The maximum outstanding balance during each period was $4.4 billion and $4.3 billion, respectively. There was an average outstanding balance of $300 million under the SHUSA credit facility during the nine months ended September 30, 2015, and $299 million from the line's inception on March 6, 2014 through September 30, 2014; the maximum outstanding balance during each of those periods was $300 million.
Santander affiliates also serve as the counterparty for many of our derivative financial instruments.
Secured Structured Financings
Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes.
We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, we may choose to issue floating rate securities based on market conditions; in such cases, we generally execute hedging arrangements outside of the Trust to lock in our cost of funds. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS since 2011, and have issued a total of over $46.0 billion in retail auto ABS since 2010.
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
We have completed nine securitizations year-to-date in 2015, in addition to executing seven subordinate bond transactions to obtain additional liquidity from residual interests in existing securitizations. We currently have 34 securitizations outstanding in the market with a cumulative ABS balance of approximately $15.9 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
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
During the nine months ended September 30, 2015, we executed our first two bulk sales of leases to a third party. Due to the accelerated depreciation permitted for tax purposes, these two sales generated large taxable gains that we have deferred through a qualified like-kind exchange program. In order to qualify for this deferral, we are required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds also were needed to pay down the third party credit facilities on which we had financed the leases prior to their sale, we have increased our borrowings on our related party credit facilities temporarily until the sale proceeds are fully reinvested over the 180 days following each sale.
Cash Flow Comparison
We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of finance receivables and leased vehicles. Our financing activities primarily consist of borrowing and repayments of debt.

	Nine Months Ended September 30,
	2015	2014
	(Dollar amounts in thousands)
Net cash provided by operating activities	$2,723,008	$2,774,964
Net cash used in investing activities	$(6,292,628)	$(6,241,062)
Net cash provided by financing activities	$3,641,015	$3,499,456
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $52 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, primarily driven by $563 million in cash outflows for originations held for sale and $246 million in lower proceeds from sales and repayments of receivables held for sale, offset by $279 million higher profits on our larger asset base, $350 million in higher non-cash net expenses, and changes in other assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities increased $52 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, primarily due to an additional $1.6 billion in cash outflows for originations held for investment and a $41 million increase in restricted cash, which was largely offset by a $1.3 billion increase in proceeds from lease sales of leased vehicles, as we executed our first bulk lease sales to a third party in 2015, and a $280 million increase in proceeds from sales and repayment of receivables held for investment.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $142 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, primarily due to a $68 million increase in proceeds from stock option exercises, and an additional $30 million in net proceeds from borrowings. In addition, we did not pay any dividends during the first nine months of 2015, but paid $52 million during the first nine months of 2014.
Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company's contingencies and off-balance sheet arrangements, refer to Note 10 - Commitments and Contingencies in the accompanying condensed consolidated financial statements.
Contractual Obligations
We lease our headquarters in Dallas, Texas, our servicing centers in Texas and Colorado, and an operations facility in California under non-cancelable operating leases that expire at various dates through 2026. In October 2015, the Company executed a new non-cancelable operating lease for office space in Phoenix, Arizona. Other than described herein, there have been no material modifications to our contractual obligations since December 31, 2014. For additional information on our contractual obligations, refer to our 2014 Annual Report on Form 10-K.

Risk Management Framework

Our risk management framework is overseen by our board of directors, our RC, our management risk committees, our executive management team, an independent risk management function, an internal audit function and all of our associates. The RC, along with our full board of directors, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. Our primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding our risk management framework, please refer to the Risk Management Framework section of our 2014 Annual Report on Form 10-K.

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

Our Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. We generate finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that our asset and liability re-pricing characteristics are not effectively matched, we may utilize interest rate derivatives, such as interest rate swap agreements, to manage to our desired outcome. As of September 30, 2015, the notional value of our interest rate hedges was $11.7 billion.
We monitor our interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, we measure the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates. As of September 30, 2015, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease our net interest income by $41.8 million. In addition to the sensitivity analysis on net interest income, we also measure Market Value of Equity (MVE) to view our interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of September 30, 2015, the impact of a 100 basis point parallel increase in the interest rate curve would decrease our MVE by $113.9 million.
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
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to fund originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of September 30, 2015, we had twelve);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of September 30, 2015, Santander and affiliates provided 12% of our funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of September 30, 2015, the highest single lender's commitment was 22%);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of September 30, 2015, 8% and 13%, respectively, of our debt is scheduled to mature in these timeframes); and

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of September 30, 2015, we had twelve-month rolling unused capacity of $9.1 billion).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Interim CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and Interim CFO have concluded that as of September 30, 2015 because of a material weakness previously identified and reported in our June 30, 2015 Quarterly Report on Form 10-Q in connection with the preparation and review of our Condensed Consolidated Statement of Cash Flows ("SCF") we did not maintain effective disclosure controls and procedures. Specifically, the controls over the review of the impact of significant and unusual transactions on the classification and presentation of the SCF were not operating effectively, which led to the misclassification of cash flows between operating activities and investing activities in the preliminary SCF for certain proceeds from loan sales. The misclassification was corrected prior to the issuance of our June 30, 2015 Quarterly Report on Form 10-Q and had no impact to previously issued interim or annual financial statements of the Company.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. While this material weakness had no impact to our previously issued financial statements, this control failure results in a reasonable possibility that a material misstatement in the SCF would not be prevented or detected on a timely basis.

Notwithstanding this material weakness, we have concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.

Remediation Status of Previously Reported Material Weakness

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

While significant progress has been made to enhance the internal controls over financial reporting related to our SCF, we are still in the process of implementing and testing these processes and procedures and additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2015 covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within Santander. During the period covered by this report:

•
Santander UK holds frozen savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the nine months ended September 30, 2015. Revenue generated by Santander UK on these accounts is negligible.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation of Weapons of Mass Destruction (“NPWMD”) designation, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although we continue to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with the mortgage was approximately £2,928 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for Santander in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Santander.

•
In addition, during the third quarter of 2015 two additional Santander UK customers were designated. A UK national designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program who is on the U.S. Specially Designated National (SDN) list holds a bank account which generated revenue of £183 during the third quarter of 2015. A stop was placed on the account. Net profits in the third quarter of 2015 were negligible relative to the overall profits of Santander. A second UK national also designated by the U.S. under the SDGT sanctions program and on the U.S. SDN list, held a bank account. No transactions were made in the third quarter of 2015 and the account is blocked and in arrears.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. The Bank entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matured on July 6, 2015. As of September 30, 2015, Santander was owed €0.9 million not paid at maturity under this credit facility and 95% covered by official export credit agencies.

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

In the aggregate, all of the transactions described above resulted in approximately €12,000 gross revenues and approximately €44,000 net loss to Santander in the nine months ended September 30, 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1*	Form of Director Restricted Stock Unit Award Agreement
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith.

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
Name: Jason A. Kulas
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	Chief Executive Officer	October 29, 2015
Jason A. Kulas	(Principal Executive Officer)
/s/ Jennifer Davis	Interim Chief Financial Officer	October 29, 2015
Jennifer Davis	(Principal Financial and Accounting Officer)