Form 10-K
period 2015-12-31
Santander Consumer USA Holdings Inc.
filed 2016-03-31
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 30, 2015, the Registrant’s common stock, par value $0.01 per share, held by non-affiliates had an aggregate market value of approximately $2.8 billion based on the closing price on that date on the New York Stock Exchange of $25.57 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2016
Common Stock ($0.01 par value)	358,039,346 shares

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to its 2015 annual meeting of stockholders (the Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Unless otherwise specified or the context otherwise requires, the use herein of the terms “we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•	we operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business;

•	our ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;

•	adverse economic conditions in the United States and worldwide may negatively impact our results;

•	our business could suffer if our access to funding is reduced;

•	we face significant risks implementing our growth strategy, some of which are outside of our control;

•	we may incur unexpected costs and delays in connection with exiting our personal lending business;

•
our agreement with Fiat Chrysler Automobiles US LLC (FCA) may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement;

•	our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;

•	our financial condition, liquidity, and results of operations depend on the credit performance of our loans;

•	loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business;

•
we are directly and indirectly, through our relationship with Santander Holdings USA, Inc., subject to certain bank regulations, including oversight by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), the European Central Bank, and the Federal Reserve; such oversight and regulation may limit certain of our activities, including the timing and amount of dividends and other limitations on our business; and

•	future changes in our relationship with Banco Santander, S.A. could adversely affect our operations.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, we caution not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Annual Report on Form 10-K.

ABS	Asset-backed securities
Advance Rate	The maximum percentage of unpaid principal balance that a lender is willing to lend
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASC	Accounting Standards Codification

ASU	Accounting Standards Update
Auto Finance Holdings	Sponsor Auto Finance Holdings Series LP, a former investor in SC
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
Capmark	Capmark Financial Group Inc., an investment company
CBP	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
Centerbridge	Centerbridge Partners, L.P., a private equity firm
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECB	European Central Bank
ECOA	Equal Credit Opportunity Act
ERM	Enterprise Risk Management
Employment Agreement	The amended and restated employment agreement, executed as of December 31, 2011, by and among SC, Banco Santander, S.A. and Thomas G. Dundon
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
LendingClub	LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing

OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
Turn-down	A program where by a lender has the opportunity to review a credit application for approval only after the primary lender or lenders have declined the application
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I

ITEM I. BUSINESS
General
SC is the holding company for Santander Consumer USA Inc., an Illinois corporation, and subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
In conjunction with the Chrysler Agreement, a ten-year private-label financing agreement with FCA that became effective May 1, 2013, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
The Company also originates vehicle loans through a Web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it holds personal loans, private-label credit cards and other consumer finance products. However, in October 2015, the Company announced its exit from personal lending, and such assets accordingly are classified as held for sale at December 31, 2015.
As of March 25, 2016, the Company was owned approximately 58.9% by SHUSA, approximately 31.2% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO, and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (the Call Transaction). Because the Call transaction was not consummated prior to October 15, 2015 (the Call End Date), DDFS LLC is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan agreement, dated as of July 16, 2014, between DDFS and Santander. Because the Call Transaction was not completed prior to the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company common stock ultimately sold in the Call Transaction.
Our Markets
The consumer finance industry in the United States has approximately $2.7 trillion of outstanding borrowings and includes vehicle loans and leases, credit cards, home equity lines of credit, private student loans, and personal loans. As economic conditions have recovered from the 2008 and 2009 downturn, there has been a significant demand for consumer financing, particularly finance vehicle sales. The U.S. auto industry set a sales record of 17.5 million light-vehicle sales in 2015, which was an increase of 68% over the number of new cars sold in 2009.
$2.7 trillion Consumer Finance Industry
Sources: Federal Reserve Bank of New York; Consumer Financial Protection Bureau

Our primary focus is the vehicle finance segment of the U.S. consumer finance industry. Vehicle finance includes loans and leases taken out by consumers to fund the purchase of new and used automobiles, as well as motorcycles, recreational vehicles, and watercraft. Within the vehicle finance segment, we maintain a strong presence in the auto finance market. The auto finance market features a fungible product resulting in an efficient pricing market, but it is highly fragmented, with no individual lender accounting for more than 10% of market share. As of December 31, 2015, there were approximately $1.1 trillion of auto loans outstanding in the United States.
Through the economic downturn, auto loans generally were not as adversely impacted as most other consumer lending products. This performance was largely attributable to several factors, including: (i) the importance that automobiles serve in consumers’ everyday lives; (ii) the ability to locate, repossess and sell a vehicle to mitigate losses on defaulted loans; and (iii) the robustness of the used car market and residual values. This latter factor is subject to fluctuations in the supply and demand of automobiles. The primary metric used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index, a measure of wholesale used car prices adjusted by their mileage or vintage. As of December 31, 2015, used car financing represented 61% of our outstanding retail installment contracts, of which 87% consisted of nonprime auto loans. The Manheim Used Vehicle Index has recently been well above historical norms and during the economic downturn rebounded in nine months while the broader economy took several years to rebound. This strength in the used car market reflects the importance of cars to U.S. consumers.
Manheim Used Vehicle Value Index
We originate both prime and nonprime vehicle loans, and maintain on our balance sheet primarily nonprime loans. We also originate leases, which are substantially all to prime borrowers. Historically, used car financing has made up a majority of our business. In 2015, through the third quarter, used automobiles accounted for 64% of total automobiles sold in the United States, and approximately 55% of used car purchases were financed. Most loans in the used auto finance space are extended to nonprime consumers, who comprise a significant portion of the U.S. population. Of the approximately 200 million Americans with a credit history, 32% have Fair Isaac Corporation (FICO®) scores below 650. Although nonprime auto loans typically produce higher losses than prime loans, our data-driven approach, extensive experience, and adaptive platform have enabled us to accurately project cash flows and effectively price loans for their inherent risk.

U.S. FICO® Score Distribution

Through our Chrysler Capital brand, we are increasing our focus on the new auto finance space by providing financing for the acquisition of new FCA vehicles. The new auto market continues to recover from the economic downturn. There were 17.5 million new cars sold in 2015, which was an increase of 68% over the number of new cars sold in 2009. In 2015, through the third quarter, approximately 87% of total new auto sales were financed. Future growth of new auto sales in the United States, and the parallel growth of consumer loans and leases to finance those sales, are driven by improving economic conditions, new automobile product offerings, and the need to replace aging automobiles. The average age of U.S. autos in 2015 remains at a record high of 11.5 years, up slightly from 2014. Chrysler Capital loan and lease growth will be driven by the volume of new FCA vehicles sold in the United States.
U.S. New Auto Light Vehicle Sales
(units in millions)
FCA Sales
(units in millions)

We are a leading originator of nonprime auto loans. National and regional banks have historically been the largest originators of used and nonprime vehicle loans and leases due to their broad geographic footprint and wide array of vehicle finance products. We primarily compete against national and regional banks, as well as automobile manufacturers’ captive finance businesses, to originate loans and leases to finance consumers’ purchases of new and used cars. We also have been increasing our portfolio of prime loans and leases serviced for others, as we originate and then sell prime assets with servicing rights retained.
Net Percent of Banks Reporting Stronger Demand for Consumer Loans
In 2015, however, we made a strategic decision to exit the personal lending market to focus on our core objectives of expanding the reach and realizing the full value of our vehicle finance platform. We believe that this will create other opportunities such as expanding our serviced for others platform and diversifying our funding sources and growing our capital. We have commenced certain marketing activities to find buyers for the personal lending assets. On February 1, 2016, we completed the sale of assets from our personal lending portfolio to an unrelated third party. The portfolio was comprised solely of LendingClub installment loans with an unpaid principal balance of approximately $900 million as of December 31, 2015. Additionally, on March 24, 2016, in preparation for the sale or liquidation of our portfolio of loans originated under terms of an agreement whereby we review point-of-sale credit applications for retail store customers, we notified most of the retailers for which we review applications that we will no longer fund new originations effective April 11, 2016. As we refocus on our core objectives, we continue to perform under various other agreements under which we purchase specified volumes of personal loans originated by third parties.
In both the vehicle finance and personal lending markets, we generate originations indirectly and directly. The indirect model requires relationships with third parties who are generally active in the market, are looking for an additional source of financing for their customers, and agree to direct certain customers to SC. The direct model requires an internally-managed platform through which consumers are able to make requests for credit directly to SC. While we have historically focused on the indirect model, we have a presence in the direct vehicle finance market through our RoadLoans.com platform. Additionally, we continue to develop our relationships with third parties to further broaden our origination channels.
Our Business Strategy
Our primary goal is to create stockholder value by leveraging our systems, data, liquidity, and management. Our business strategy is to increase market penetration in the vehicle finance industry while deploying our capital and liquidity efficiently.
Expand our Vehicle Finance Franchise
Organic Growth in Indirect Auto Finance. We have extensive data on and experience with consumer behavior across the full credit spectrum and are a key player in the U.S. vehicle finance market. We have the ability to continue to increase our market penetration in the vehicle finance sector, subject to attractive market conditions, via the number and depth of our relationships. We plan to achieve this in part through alliance programs with national vehicle dealer groups and financial institutions, including banks, credit unions, and other lenders, in both the prime and nonprime vehicle finance markets. Our technology-based platform enables us to integrate seamlessly with other originators and thereby benefit from their channels and brands.
Strategic Alliances with OEMs. We plan to expand our existing OEM relationships to drive incremental origination volume, primarily through Chrysler Capital. The loans and leases originated through Chrysler Capital should provide us with the majority of our near-term expected growth. In addition, the experience gained in lease and dealer financing can be applied to improve origination volume through the rest of our dealer base. Our relationship with FCA has accelerated our transformation into a full-service vehicle finance company that provides financial products and services to consumers and automotive dealers.

Growth in Direct-to-Consumer Exposure. We are working to further diversify our vehicle finance product offerings by expanding our Web-based, direct-to-consumer offerings. We are seeking to engage the consumer at the early stages of the car buying experience. Our RoadLoans.com program is a preferred finance resource for many major vehicle shopping websites, including Cars.com, AutoTrader.com, and eBay Motors, each of which have links on their websites promoting RoadLoans.com for financing. We will continue to focus on securing relationships with additional vehicle-related websites. We anticipate that the next generation of our Web-based direct-to-consumer offerings will include additional strategic relationships, an enhanced online experience, and additional products and services to assist with all stages of the vehicle ownership life cycle, including research, financing, buying, servicing, selling, and refinancing.
Expansion of Fee-Based Income Opportunities. We seek opportunities to leverage our technologically sophisticated and highly adaptable servicing platform for both prime and nonprime loans, as well as other vehicle finance (including recreational and marine vehicles) and personal lending products. We collect fees to service loan portfolios for third parties, and we handle both secured and personal loan products across the full credit spectrum. Loans and leases sold to or sourced to banks through flow agreements (including our flow agreements with Bank of America, CBP and another third party), and off-balance sheet securitizations also provide additional opportunities to service large vehicle loan and lease pools. We believe our loan servicing business is scalable and provides an attractive return on equity, and we intend to continue to develop new third-party relationships to increase its size. In 2015, we added more than $9.0 billion of assets to our portfolio of assets serviced for others.
Our Products and Services
We offer vehicle-related financing products, primarily consisting of consumer loans and leases, and servicing of such assets.
Consumer Vehicle Loans
Our primary business is to indirectly originate vehicle loans through automotive dealerships throughout the United States. We have a substantial dealer network, most of which consists of manufacturer-affiliated or large and reputable independent dealers. We use our risk-adjusted methodology to determine the price we pay the automotive dealer for the loan, which may be above or below the principal amount of the loan depending on characteristics such as the contractual annual percentage rate (APR) and the borrower’s credit profile. The consumer is obligated to make payments in an amount equal to the principal amount of the loan plus interest at the APR negotiated with the dealer. The consumer is also responsible for charges related to past-due payments. Dealers may retain some portion of the finance charge as income. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through loans, we hold a perfected security interest in those vehicles. Loans with below-market APRs are frequently offered through manufacturer incentive programs. The manufacturer will compensate the originator of these loans for the amount of the financing rate that is below market. These payments are called rate subvention. We are entitled to receive rate subvention payments as FCA’s preferred provider through the Chrysler Agreement.
Since 2008, we also have directly originated loans through our branded online RoadLoans.com platform. The loans acquired in bulk acquisitions have primarily been collateralized by automobiles. However, a small amount of such loans have been collateralized by marine and recreational vehicles. We generate revenue on these loans through finance charges.
Vehicle Leases
We acquire leases primarily from FCA-affiliated automotive dealers and, as a result, become titleholder for leased vehicles. The acquisition cost for these leases is based on the underlying value of the vehicle, the contractual lease payments and the residual value, which is the expected value of the vehicle at the time of the lease termination. We use projected residual values that are estimated by third parties, such as Automotive Lease Guide (ALG). The residual value we use to determine lease payments, or the contractual residual value, may be adjusted upward as part of marketing incentives provided by the manufacturer of the vehicle. When a contractual residual value is written up, the lease payments we offer become more attractive to consumers. The marketing incentive payment that manufacturers pay us is equal to the expected difference between the projected ALG residual value and the contractual residual value. This residual support payment is a form of subvention. We are a preferred provider of subvented leases through Chrysler Capital. Substantially all of these leases are to prime consumers. The consumer, or lessee, is responsible for the contractual lease payments and any excessive mileage or wear and tear on the vehicle that results in a lower residual value of the vehicle at the time of the lease’s termination. The consumer is also generally responsible for charges related to past due payments. Our leases are primarily closed-ended, meaning the consumer does not bear the residual risk.
We generate revenue on leases through monthly lease payments and fees and, depending on the market value of the off-lease vehicle, we may recognize a gain or loss upon remarketing. Our agreement with FCA permits us to share any residual losses over a threshold, determined on an individual lease basis, with FCA.

Servicing for Others
We service a portfolio of vehicle loans originated or otherwise independently acquired by SBNA, as well as vehicle leases originated by SBNA under terms of a flow agreement with us. We also service loans sold through our flow agreements with Bank of America and CBP, and through our Chrysler Capital off-balance sheet securitizations, as well as several smaller loan portfolios for various third-party institutions. We generate revenue on these assets through servicing and other fees collected from the institutional owners and the borrowers, and may also generate a gain or loss on the sale of assets. We intend to continue growing this off-balance sheet portfolio and the stream of revenue it provides.
Origination and Servicing
Vehicle Finance
Our origination platform delivers automated 24/7 underwriting decision-making through a proprietary credit-scoring system designed to ensure consistency and efficiency, with dealers receiving a decision in under ten seconds for 95% of all requests. Every loan application we receive is processed by our risk scoring and pricing models. Our credit scorecard development process is supported by an extensive market database that includes 20 years of historical data on the loans we have acquired as well as extensive consumer finance third-party data. We continuously evaluate loan performance and consumer behavior to improve our underwriting decisions. As a result of our readily adaptable and scalable systems, we are able to quickly implement changes in pricing and scoring credit policy rules and we seek to modify our underwriting standards to match the economic environment. Our scorecard methodology supports underwriting decisions for consumers across the full credit spectrum and has been designed to allow us to maximize modeled risk-adjusted yield for a given consumer’s credit profile. As a result of the Chrysler Agreement, we have adjusted underwriting standards in the prime space to compete with the major lenders in the segment.
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
To provide the best possible customer service, we provide multiple convenience options to our customers and have implemented many strategies to monitor and improve the customer experience. In addition to live agent assistance, our customers are offered a wide range of self-service options via our interactive voice response system and through our customer website. Self-service options include demographic management (such as updating a customer’s address, phone number, and other identifying information), payment and payoff capability, and payment history reporting, as well as online chat and communication requests. Quality assurance teams perform account reviews and are responsible for grading our phone calls to ensure adherence to our policies and procedures as well as compliance with regulatory rules. Our analytics software converts speech from every call into text so that each of our conversations with a customer can be analyzed and subsequently data-mined. This is used to identify inappropriate words or phrases in real-time for potential intervention from a manager, and to search for the omission of words or phrases that are required for specific conversations. A quality control team provides an independent, objective assessment of the servicing department’s internal control systems and underlying business processes. This helps us identify organizational improvements while protecting our franchise reputation and brand. Lastly, complaint tracking processes ensure customer complaints are addressed appropriately and that the customers receive status updates. These systems assign the account to a specialized team until the complaint is deemed to be closed. This team tracks and resolves customer complaints and is subject to a robust quality assurance program.
The servicing process is divided into stages based on delinquency status; the servicing agents for each stage receive specialized training. In the event that a retail installment contract becomes delinquent, we follow an established set of procedures that we believe maximize our ultimate recovery on the loan or lease. Late stage account managers employ skip tracing, utilize specialized negotiation skills, and are trained to tailor their collection attempts based on the proprietary borrower behavioral score we assign to each of our customers. Collection efforts include calling within one business day when an obligor has broken a promise to make a payment on a certain date, and using alternative methods of contact such as location gathering via references, employers, landlords, credit bureaus, and cross-directories. If the borrower is qualified, the account manager may offer an extension of the maturity date, a temporary reduction in payment, or a modification permanently lowering the interest rate or principal. If attempts to work with the customer to cure the delinquency are unsuccessful, the customer is sent a “right to cure” letter in accordance with state laws, and the loan is assigned a risk score based on our historical days-to-repossess data. This score is used to prioritize repossessions, and each repossession is systematically assigned to a third-party repossession agent according to the agent's recent performance with us. Once the vehicle has been secured, any repairs required are performed and the vehicle is remarketed as quickly as possible, typically through an auction process.
Most of our servicing processes and quality-control measures also serve a dual purpose in that they both ensure compliance with the appropriate regulatory laws and ensure that we deliver the best possible customer service. Additionally, our servicing platform and all of the features we offer to our customers are scalable, and can be tailored through statistical modeling and automation.
Our Relationship with FCA
In February 2013, we entered into the Chrysler Agreement, pursuant to which we are the preferred provider for FCA’s consumer loans and leases and dealer loans effective May 1, 2013. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. During 2015, we originated more than $11.2 billion of Chrysler Capital retail installment contracts and more than $5.1 billion of Chrysler Capital vehicle leases, and facilitated the origination of more than $630 million of Chrysler Capital vehicle leases. We expect these volumes to continue.
The Chrysler Agreement requires, among other things, that we bear the risk of loss on loans originated pursuant to the agreement, but that FCA share in any residual gains and losses from consumer leases. The agreement also requires that we maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to us.
The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for us, meeting specified escalating penetration rates for the first five years, and, for FCA, treating us in a manner consistent with comparable OEMs' treatment of their captive providers, primarily regarding sales support. In addition, FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) we become, control, or become controlled by, an OEM that competes with Chrysler or (iii) if certain of our credit facilities become impaired.
In connection with entering into the Chrysler Agreement, we paid FCA a $150 million upfront, nonrefundable fee on May 1, 2013. This fee is considered payment for future profits generated from the Chrysler Agreement and, accordingly, we are amortizing it over the expected ten-year term of the agreement as a component of net finance and other interest income. We have also executed an Equity Option Agreement with FCA, whereby FCA may elect to purchase, at any time during the term of the Chrysler Agreement, at fair market value, an equity participation of any percentage in the Chrysler Capital portion of our business.
For a period of 20 business days after FCA's delivery to us of a notice of intent to exercise its option, we are to discuss with FCA in good faith the structure and valuation of the proposed equity participation. If the parties are unable to agree on a structure and FCA still intends to exercise its option, we will be required to create a new company into which the Chrysler Capital assets will be transferred and which will own and operate the Chrysler Capital business. If FCA and we cannot agree on a fair market value during the 20-day negotiation period, each party will engage an investment bank and the appointed banks will mutually appoint a third independent investment bank to determine the value, with the cost of the valuation divided evenly between FCA and us. Each party has the right to a one-time deferral of the independent valuation process for up to nine months. FCA will have a period of 90 days after a valuation has been determined, either by negotiation between the parties or by an investment bank, to deliver a binding notice of exercise. Following this notice, FCA's purchase is to be paid and settled within 10 business days, subject to a delay of up to 180 days if necessary to obtain any required consents from governmental authorities.
Any new company formed to effect FCA's exercise of its equity option will be a Delaware limited liability company unless otherwise agreed to by the parties. As long as each party owns at least 20% of the business, FCA and we will have equal voting and governance rights without regard to ownership percentage. If either party has an ownership interest in the business of less than 20%, the party with less than 20% ownership will have the right to designate a number of directors proportionate to its ownership and will have other customary minority voting rights.

As the equity option is exercisable at fair market value, we could recognize a gain or loss upon exercise if the fair market value is determined to be different from book value. We believe that the fair market value of our Chrysler Capital financing business currently exceeds book value and therefore have not recorded a contingent liability for potential loss upon FCA's exercise.
Subsequent to the exercise of the equity option, our rights under the Chrysler Agreement will be assigned to the jointly owned business. Exercise of the equity option would be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee we paid to FCA on May 1, 2013, should be impaired.
We have a flow agreement with Bank of America whereby we are committed to sell a contractually determined amount of eligible Chrysler Capital loans to Bank of America on a monthly basis, depending on the amount and credit quality of eligible current month originations and prior month sales. Prior to October 1, 2015, the amount of this monthly commitment was $300 million. On October 1, 2015, we amended the flow agreement with Bank of America to increase the maximum commitment to sell up to $350 million of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. The agreement extends through May 31, 2018. For loans sold, we retain the servicing rights at contractually agreed-upon rates. We also may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.
In June 2013, we entered into a flow agreement with SBNA whereby we provided the bank with the first right to review and assess dealer lending opportunities and, if the bank elected, to provide the proposed financing. We provided servicing on all loans originated under this arrangement. We also received or paid a servicer performance payment if it yielded, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. In October 2014, servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by us, was transferred to SBNA, and SBNA was required to pay us a relationship management fee based upon the performance and yields of the loans held by SBNA.
Until May 2015, we were party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. We could review any applications declined by SBNA for our own portfolio. We provide servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, we pay FCA on behalf of SBNA for residual gains and losses on the flowed leases.

The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, we executed an amendment to the servicing agreement with CBP, which increased the servicing fee we receive. This amended the flow agreement between CBP and us, effective from and after August 1, 2015, to reduce CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement.
Segments
The Company has one reportable segment: Consumer Finance, which includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes our personal loan and point-of-sale financing operations.
Subsidiaries
SC Delaware has one principal consolidated wholly-owned subsidiary: SC Illinois.
Employees
At December 31, 2015, SC had approximately 5,100 employees. None of the Company’s employees are represented by a collective bargaining agreement.
Seasonality
Our origination volume is generally highest in March and April each year due to consumers receiving tax refunds. Our delinquencies are generally highest in the period from November through January due to consumers’ holiday spending.
Intellectual Property

Our right to use the Santander name is on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, and only extends to uses in connection with our current and future operations within the United States. Santander may terminate such license at any time Santander ceases to own, directly or indirectly, 50% or more of our common stock.
In connection with our agreement with FCA, FCA has granted us a limited, non-exclusive, non-transferable, royalty-free license to use certain FCA trademarks, including the term “Chrysler Capital,” for as long as the Chrysler Agreement is in effect. We are required to adhere to specified guidelines and other usage instructions related to these trademarks, as well as to obtain prior written approval of any materials, including financing documents and promotional materials, using the trademarks. This license does not grant us any ownership rights in FCA's trademarks.
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
We believe that we can effectively compete because our proprietary scorecards and industry experience enable us to price risk appropriately. In addition, we benefit from FCA subvention programs through the Chrysler Agreement. We have developed strong dealer relationships through our nationwide sales force and long history in the automotive finance space. Further, we expect that we will be able to deepen dealer relationships through our Chrysler Capital product offerings.
Our primary competitors in the vehicle finance space are:

•	national and regional banks;

•	credit unions;

•	independent financial institutions; and

•	the affiliated finance companies of automotive manufacturers.
While the used car market is fragmented with no single lender accounting for more than 10% of the market, in both the new and used car markets there are a number of competitors that have substantial positions nationally or in the markets in which they operate. Some of our competitors may have lower cost structures, lower funding costs, and are less reliant on securitizations. We believe we can compete effectively by continuing to expand and deepen our relationships with dealers. In addition, through our Chrysler Capital brand we benefit from the manufacturer’s subvention programs and FCA’s relationship with its dealers.
Supervision and Regulation
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, Servicemembers Civil Relief, Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by the SEC, the CFPB, the FTC, the DOJ and by regulatory agencies in each state in which we are licensed. In addition, we are directly and indirectly, through our relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the ECB, and the Federal Reserve, which has the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth. Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A—Risk Factors of this Annual Report on Form 10-K.
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
In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which includes us, take steps to monitor and impose controls over dealer markup policies whereby dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender. Dealers are allowed to mark up interest rates by a maximum of 2.00%, but in October 2014 we reduced their maximum compensation (participation) from 2.00% (industry practice) to 1.75%. We believe this restriction removes the dealers’ incentive to mark up rates beyond 1.75%. We plan to continue to evaluate this policy for effectiveness, and may make further changes to strengthen oversight of dealers and markup.
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
The Dodd-Frank Act also included risk retention requirements. In 2014, six federal agencies approved a final rule implementing these requirements. The rule generally requires sponsors of ABS to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Compliance with the risk retention rules is required with respect to offerings of ABS (other than ABS collateralized by residential mortgages) beginning December 24, 2016.
Dividend Restrictions
Dodd-Frank also requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis. On March 26, 2014, the Federal Reserve Bank of Boston (FRB) informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan (the capital plan) pursuant to CCAR that SHUSA had previously submitted to the FRB. On May 1, 2014, the Company's Board declared a dividend of $0.15 per share of our common stock, payable on May 30, 2014 to shareholders of record on May 12, 2014 (the May Dividend).
The FRB informed SHUSA on May 22, 2014, that it did not object to our payment of the May Dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA’s consolidated capital position would be unaffected by the May Dividend. On May 30, 2014, Santander provided $21.0 million of additional capital to SHUSA, and we paid the May Dividend. The FRB also informed SHUSA that, until the FRB issues a written non-objection to SHUSA’s capital plan, any future dividend of ours would require prior receipt of a written non-objection from the FRB.
On September 15, 2014, SHUSA entered into a written agreement with the FRB memorializing prior discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. SHUSA submitted a capital plan to the FRB in January 2015. On March 11, 2015, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objection to the capital plan submitted the previous year, following which SHUSA entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. We will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.
Regulation AB II
In response to investor requests for greater transparency, on August 27, 2014, the SEC unanimously voted to adopt final rules known as "Regulation AB II," that, among other things, expanded disclosure requirements and modified the offering and shelf registration process. All offerings of publicly registered ABS and all reports under the Exchange Act for outstanding publicly registered ABS must comply with the new rules and disclosures on or after November 23, 2015, except asset-level disclosures. These rules affect the Company's public securitization platform. Compliance with these new rules regarding asset-level disclosures is required for all offerings of publicly registered ABS on or after November 23, 2016.
Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A—Risk Factors.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the Exchange Act), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.
The Company does not have any activities, transactions, or dealings with Iran or Syria that require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this annual report:

•
A Santander UK entity holds frozen savings accounts and one current account for two customers residing in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout 2015. Revenue generated by Santander UK on these accounts is negligible.

•
An Iranian national, residing in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation of Weapons of Mass Destruction designation, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage, although Santander UK continues to receive repayment installments. In 2015, total revenue in connection with the mortgage was approximately £3,876, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts remained frozen during 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for Santander in connection with the investment accounts was approximately £188, while net profits in 2015 were negligible relative to the overall profits of Santander.

•
During the third quarter of 2015, two additional Santander UK customers were designated. A UK national is designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program and is on the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons (SDN) List. This customer holds a bank account that generated revenue of approximately £180 during the third and fourth quarters of 2015. The account is blocked. Net profits in the third and fourth quarters of 2015 in connection with this account were negligible relative to the overall profits of Santander. A second UK national is designated by the U.S. under the SDGT sanctions program and is on the U.S. SDN List. No transactions were made in the third and fourth quarter of 2015 and the account is blocked and in arrears.

•
In addition, during the fourth quarter of 2015, Santander UK identified one additional customer. A UK national is designated by the U.S. under the SDGT sanctions program and is on the U.S. SDN List. The customer holds a bank account that generated negligible revenue during the fourth quarter of 2015. The account was closed during the fourth quarter of 2015. Net profits in the fourth quarter of 2015 were negligible relative to the overall profits of Santander.

In addition, Santander has an outstanding legacy export credit facility with Bank Mellat, which was included in the U.S. SDN List at December 31, 2015. In 2005 Banco Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matured on July 6, 2015. As of December 31, 2015, Santander was owed €0.3 million not paid at maturity under this credit facility and 95% covered by official export credit agencies. Banco Santander has not been receiving payments from Bank Mellat under this or other credit facilities in recent years. Banco Santander has been and expects to continue to be repaid any amounts due by official export credit agencies. No funds have been extended by Santander under this facility since it was granted.
Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Santander would need prior approval from the Spanish Government to pay any amounts due to Bank Sepah or Bank Mellat pursuant to Council Regulation (EU) No. 2015/1861.
In the aggregate, all of the transactions described above resulted in approximately €15,000 gross revenues and approximately €77,000 net loss to Santander in 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.
Available Information
All reports filed electronically by the Company with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. These forms are also accessible at no cost on the Company’s website at www.santanderconsumerusa.com. The information contained on our website is not being incorporated herein.

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

Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles and other consumer products as well as weaken collateral values on certain types of automobiles and other consumer products. Although declines in commodity prices, and more particularly gasoline prices, are financially beneficial to the consumer, such declines may also have a negative impact on unemployment rates in geographic areas that are highly dependent upon the oil and natural gas industry, which could adversely affect the credit quality of consumers in those areas.

Our historical focus has been predominantly on nonprime consumers, which are associated with higher than average delinquency rates. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income.

Furthermore, our business is significantly affected by monetary and regulatory policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us through interest rate changes, costs of compliance with increased regulation, and other factors. Although market conditions have improved, conditions remain challenging for financial institutions. Furthermore, certain Eurozone member countries have fiscal outlays that exceed their fiscal revenue, which has raised concerns about such countries’ abilities to continue to service their debt and foster economic growth. A weakened European economy could undermine investor confidence in European financial institutions and the stability of European member economies. Notwithstanding its geographic diversification, this could adversely impact Santander, with whom we have a significant relationship. Such events could also negatively affect U.S.-based financial institutions, counterparties with which we do business, and the stability of the global financial markets. Disruptions in the global financial markets have also adversely affected the corporate bond markets, debt and equity underwriting, and other elements of the financial markets. In recent years, downgrades of the sovereign debt of some European countries have resulted in increased volatility in capital markets and have caused some lenders and institutional investors to reduce and, in some cases, cease to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets, and reduced business activity has adversely affected, and may continue to adversely affect, our businesses, capital, liquidity, or other financial conditions and results of operations and access to credit.

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

We rely upon our ability to sell securities in the ABS market and upon our ability to access various credit facilities to fund our operations. The ABS market, along with credit markets in general, experienced unprecedented disruptions during the economic downturn. Although market conditions have improved since 2009, for a number of years following the economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain ABS (particularly those securities backed by nonprime collateral). The demand for lower credit grade ABS could become limited or illiquid, as it did during the 2008 and 2009 economic downturn, restricting our ability to access the ABS market for nonprime collateralized receivables. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets. Regulatory reforms may also require us to retain a minimum specified portion (5%) of the credit risk on assets collateralizing ABS issuances, reducing the amount of liquidity otherwise generally available through ABS programs. As a result, there can be no assurance that we will continue to be successful in selling securities in the ABS market. Adverse changes in our ABS program or in the ABS market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins, or cause us to hold assets until investor demand improves.

We also depend on various credit facilities and flow agreements to fund our future liquidity needs. We cannot guarantee that these financing sources will continue to be available beyond the current maturity dates, on reasonable terms, or at all. As our volume of loan acquisitions and originations increases, especially due to our relationship with FCA, we will require the expanded borrowing capacity on existing or additional credit facilities and flow agreements. The availability of these financing sources depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of Santander and the other banks that participate in our credit facilities and flow agreements, and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants such as timely filing of periodic reports with the SEC, which could reduce our access to bank funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, or the liquidation of certain assets.

Although we have seen a gradual increase in our cost of funding recently, we have not experienced a significant increase in risk premiums. However, we are not isolated from general market conditions that may affect issuers of ABS and other borrowers and we could experience increased risk premiums or funding costs in the future. In addition, if the sources of funding described above are not available to us on a regular basis for any reason, we may have to curtail or suspend our loan acquisition and origination activities. Downsizing the scale of our business would have a material adverse effect on our financial position, liquidity, and results of operations.

We face significant risks in implementing our growth strategy, some of which are outside our control.

We intend to continue our growth strategy to expand our vehicle finance franchise by increasing market penetration via the number and depth of our relationships in the vehicle finance market, pursuing additional relationships with OEMs, expanding our direct-to-consumer footprint and growing our serviced for others platform. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

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
•our ability to recruit qualified personnel, in particular, in areas where we face a great deal of competition; and

•	our ability to obtain and maintain any regulatory approvals, government permits, or licenses that may be required on a timely basis.

Our agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement.

In February 2013, we entered into a ten-year Master Private Label Financing Agreement (the Chrysler Agreement) with FCA whereby we launched the Chrysler Capital brand, which originates private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services that we provide under the Chrysler Agreement, which launched May 1, 2013, include credit lines to finance FCA-franchised dealers’ acquisitions of vehicles and other products that FCA sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, financing for commercial and fleet customers, and ancillary services. In addition, we may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. In accordance with the terms of the Chrysler Agreement, in May 2013 we paid FCA a $150 million upfront, nonrefundable payment, which will be amortized over ten years but would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.

As part of the Chrysler Agreement, we received limited exclusivity rights to participate in specified minimum percentages of certain of FCA's financing incentive programs, which include loan rate subvention and automotive lease residual support subvention. We have committed to certain revenue sharing arrangements. We bear the risk of loss on loans originated pursuant to the Chrysler Agreement, but FCA will share in any residual gains and losses in respect of automotive leases, subject to specific provisions in the Chrysler Agreement, including limitations on our participation in gains and losses. In addition, under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in an operating entity through which the financial services contemplated by the Chrysler Agreement are offered and provided, through either an equity interest in the new entity or participation in a joint venture or other similar business relationship or structure. There is no maximum limit on the size of FCA’s potential equity participation. Although the Chrysler Agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that we ultimately receive less than what we believe to be the fair market value for such interest.

The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. We have not met these penetration rates in the past and may not meet these penetration rates in the future. If we continue not to meet these specified penetration rates, FCA may elect to terminate the Chrysler Agreement. FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) we become, control, or become controlled by, an OEM that competes with FCA or (iii) if certain of our credit facilities become impaired.

The loans and leases originated through Chrysler Capital are expected to provide us with a significant portion of our projected growth over the next several years. Our ability to realize the full strategic and financial benefits of our relationship with FCA depends in part on the successful development of our Chrysler Capital business, which will require a significant amount of management’s time and effort. If we are unable to realize the expected benefits of our relationship with FCA, or if the Chrysler Agreement were to terminate, our ability to generate or grow revenues could be reduced, and we may not be able to implement our business strategy.

Our business and results of operations could be negatively impacted if we fail to manage and complete divestitures.

We regularly evaluate our portfolio in order to determine whether an asset or business may no longer be aligned with our strategic objectives. For example, in October     2015, we disclosed a decision to exit our personal lending business and to explore strategic alternatives for our existing personal lending assets. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also experience greater costs and dissynergies than expected, and the impact of the divestiture on our revenue may be larger than projected. Additionally, we may ultimately dispose of assets or a business at a price or on terms that are less favorable than those we had originally anticipated. After reaching a definitive agreement with a buyer, we typically must satisfy pre-closing conditions and the completion of the transaction may be subject to regulatory and governmental approvals; if these conditions and approvals are not satisfied or obtained, it may prevent us from completing the transaction. Divestitures involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, and a decrease in revenues and earnings associated with the divested business. Divestitures may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could have a material adverse impact on our results of operations.

Our two primary personal lending relationships have been with LendingClub and Bluestem. We completed the sale of substantially all of our LendingClub loans in February 2016. We continue to hold our Bluestem portfolio, which had a balance of approximately $1 billion as of December 31, 2015, and we remain a party to agreements with Bluestem that obligate us to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem's option. Although we are seeking a third party willing and able to take on this obligation, we may not be successful in finding such a party, and Bluestem may not agree to the substitution. We continue to classify the Bluestem portfolio as held-for-sale. We have recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as we hold the portfolio, particularly due to the new volume we are committed to purchase.

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

As of December 31, 2015, more than 88% of our vehicle consumer loans and more than 48% of our personal loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless will experience higher default rates than a portfolio of obligations of prime obligors. In the event of such a default on an auto loan, generally the most practical alternative is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables. We repossessed 252,281 vehicles, incurring $2.0 billion in net losses, during the twelve months ended December 31, 2015, of which 238,136 repossessions and $1.8 billion of net losses were on nonprime receivables. We experienced a default rate of 8.3% for nonprime receivables and 2.9% for prime receivables during the twelve months ended December 31, 2015.

In addition, our prime portfolio has grown in proportion to our overall portfolio over the past several years. While prime portfolios typically have lower default rates than nonprime portfolios, we have less ability to make risk adjustments to the pricing of prime loans compared to nonprime loans. As a result, a larger proportion of our business will consist of loans with respect to which we have less flexibility to adjust pricing to absorb losses. As a result of these factors, we may sustain higher losses than anticipated in our prime portfolio.

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

Due to our relationship with Santander, we also are subject to indirect regulation by the European Central Bank, which has recently imposed compensation restrictions that may apply to certain of our executive officers and other employees under the Capital Requirements Directive 2013/36/EU (also known as CRD IV). These restrictions may impact our ability to retain our experienced management team and key employees and our ability to attract appropriately qualified personnel, which could have a material adverse impact on our business, financial condition and results of operations.

Future changes in our relationship with Santander may adversely affect our operations.

Santander, through SHUSA, owns 210,995,049 shares (approximately 58.9%) of our common stock and has delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all 34,598,506 shares (approximately 9.7%) of our common stock owned by DDFS LLC, the consummation of which is subject to required bank regulatory approvals and any other approvals required by law being obtained. We rely on our relationship with Santander, through SHUSA, for several competitive advantages including relationships with OEMs and regulatory best practices. Santander also provides us with significant funding support, through both committed liquidity and opportunistic extensions of credit.

During the financial downturn, Santander and its affiliates provided us with more than $6 billion in financing that enabled us to pursue several acquisitions and/or conversions of vehicle loan portfolios at a time when most major banks were curtailing or eliminating their commercial lending activities. If Santander or SHUSA elects not to provide such support or not to provide it to the same degree, we may not be able to replace such support ourselves or to obtain substitute arrangements with third parties. We may be unable to obtain such support because of financial or other constraints, or be unable to implement substitute arrangements on a timely basis on terms that are comparable, or at all, which could adversely affect our operations.

Furthermore, Santander is permitted to sell its interest in us. If Santander reduces its equity interest in us, it may be less willing to provide us with the support it has provided in the past. In addition, our right to use the Santander name is on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, and further only extends to uses in connection with our current and future operations within the United States. Santander may terminate such license at any time Santander ceases to own, directly or indirectly, 50% or more of our common stock. If we were required to change our name, we would incur the administrative costs and time associated with revising legal documents and marketing materials, and also may experience loss of brand and loss of business or loss of funding due to consumers’ and banks’ relative lack of familiarity with our new name. Additionally, FCA may terminate the Chrysler Agreement if a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock, and Santander and its affiliates own fewer shares of common stock than such person.

Santander has provided guarantees on the covenants, agreements, and our obligations under the governing documents of our warehouse facilities and privately issued amortizing notes. These guarantees are limited to our obligations as servicer. We have agreed to pay Santander a fee of 12.5 basis points on certain debt facilities in exchange for providing such guarantees, and this fee will increase our cost of funding. SHUSA may provide similar guarantees in the future, and we have agreed to pay SHUSA the same as Santander for any such guarantees that may be provided.

Some terms of our credit agreements are influenced by, among other things, the credit ratings of Santander. If Santander were to suffer credit rating downgrades or other adverse financial developments, we could be negatively impacted, either directly or indirectly. Santander’s short-term credit ratings downgrades in 2012, from A-1 to A-2 (Standard & Poor’s) and from P-1 to P-2 (Moody’s), did not directly impact our cost of funds. However, due to the contractual terms of certain of our debt agreements, these downgrades resulted in the loss of our ability to commingle funds on most facilities. The loss of commingling increased the amount of funds we were required to borrow, thereby indirectly raising our cost of funds by approximately $1 million per month. In addition, because of the methodologies applied by credit rating agencies, our securitization ratings in our ABS offerings are indirectly tied to Santander’s credit ratings.

Santander applies certain standardized banking policies, procedures, and standards across its affiliated entities, including with respect to internal audit, credit approval, governance, risk management, and compensation practices. We currently follow certain of these Santander policies and may in the future become subject to additional Santander policies, procedures, and standards, which could result in changes to our practices.

It is also possible that our continuing relationship with Santander or SHUSA could reduce the willingness of other banks to develop relationships with us due to general competitive dynamics among such banks.

Negative changes in the business of the OEMs with which we have strategic relationships, including Chrysler, could adversely affect our business.

A significant adverse change in FCA’s or other automotive manufacturers’ business, including (i) significant adverse changes in their respective liquidity position and access to the capital markets, (ii) the production or sale of FCA or other automotive manufacturers’ vehicles (including the effects of any product recalls), (iii) the quality or resale value of FCA or other vehicles, (iv) the use of marketing incentives, (v) FCA’s or other automotive manufacturers’ relationships with their key suppliers, or (vi) FCA’s or other automotive manufacturers’ respective relationships with the United Auto Workers and other labor unions, and other factors impacting automotive manufacturers or their employees could have a material adverse effect on our profitability and financial condition.

Under the Chrysler Agreement, we originate private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. In the future, it is possible that FCA or other automotive manufacturers with whom we have relationships could utilize other companies to support their financing needs, including offering products or terms that we would not or could not offer, which could have a material adverse impact on our business and operations. Furthermore, FCA or other automotive manufacturers could expand, establish, or acquire captive finance companies to support their financing needs thus reducing their need for our services.

There can be no assurance that the global automotive market, or Chrysler’s or our other OEM partners’ share of that market, will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our business, results of operations, and financial position.

Our information technology may not support our future volumes and business strategies.

We rely on our proprietary origination and servicing platforms that utilize database-driven software applications, including nearly 20 years of internal historical credit data and extensive third-party data, to continuously adapt our origination and servicing operations to evolving consumer behavior, changing vehicle finance and consumer loan products, and third party purchaser requirements. We employ an extensive team of engineers, information technology analysts, and website designers to ensure that our information technology systems remain competitive. However, due to the continued rapid changes in technology, there can be no assurance that our information technology solutions will continue to be adequate for the business or to provide a competitive advantage.

Our network and information systems are important to our operating activities and any network and information system shutdowns could disrupt our ability to process loan applications, originate loans, or service our existing loan portfolios, which could have a material adverse impact on our operating activities. Shutdowns may be caused by unforeseen catastrophic events, including natural disasters, terrorist attacks, large-scale power outages, software or hardware defects, computer viruses, cyber-attacks, external or internal security breaches, acts of vandalism, misplaced or lost data, programming or human errors, difficulties in migrating technology facilities from one location to another, or other similar events. Although we maintain, and regularly assess the adequacy of, a disaster recovery plan designed to effectively manage the effects of such unforeseen events, we cannot be certain that such plan will function as intended, or otherwise resolve or compensate for such effects. Such a failure of our disaster recovery plan, if and when experienced, may have a material adverse effect on our revenue and ability to support and service our customer base.

We are required to make significant estimates and assumptions in the preparation of our financial statements, and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. We also use estimates and assumptions in determining the residual values of leased vehicles. Critical estimates are made by management in determining, among other things, the allowance for credit losses, amounts of impairment, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.

Our allowance for credit losses and impairments may prove to be insufficient to absorb probable losses inherent in our loan portfolio.

We maintain an allowance for credit losses, established through a provision for credit losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our originated loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing quantitative and qualitative information, all of which may undergo material changes.
For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. Our credit loss allowance as of December 31, 2015, is $3.3 billion, or 12.3% of outstanding principal balances. The determination of the appropriate level of the allowance for credit losses and nonaccretable difference inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for credit losses. In addition, if net charge-offs in future periods exceed the allowance for credit losses, we will need to make additional provisions to increase the allowance. There is no precisely accurate method for predicting credit losses, and we cannot provide assurance that our current or future credit loss allowance will be sufficient to cover actual losses.

The process for determining our allowance for credit losses is complex, and we may from time to time make changes to our process for determining our allowance for credit losses. In addition, regulatory agencies periodically review our allowance for credit losses, as well as our methodology for calculating our allowance for credit losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of management. Changes that we make to enhance our process for determining our allowance for credit losses may lead to an increase in our allowance for credit losses. Any increase in our allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on us.

Our profitability and financial condition could be materially adversely affected if the value of used cars declines, resulting in lower residual values of our vehicle leases and lower recoveries in sales of repossessed vehicles.

General economic conditions, the supply of off-lease and other used vehicles to be sold, new vehicle market prices and marketing programs, vehicle brand image and strength, perceived vehicle quality, general consumer preference and confidence levels, seasonality, overall price and volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices and thus the residual value of our leased vehicles and the amount we recover in remarketing repossessed vehicles. We expect our financial results to be more sensitive to used auto prices as leases continue to become a larger part of our business.
Our expectation of the residual value of a leased vehicle is a critical input in determining the amount of the lease payments at the inception of a lease contract. Our lease customers are responsible only for any deviation from expected residual value that is caused by excess mileage or excess wear and tear, while we retain the obligation to absorb any general market changes in the value of the vehicle. Therefore, our operating lease expense is increased when we have to take an impairment on our residual values or when the realized residual value of a vehicle at lease termination is less than the expected residual value for the vehicle at lease inception. In addition, the timeliness, effectiveness, and quality of our remarketing of off-lease vehicles affects the net proceeds realized from the vehicle sales. While we have elected not to purchase residual value insurance, our exposure is somewhat lessened by FCA’s residual subvention programs and the sharing of losses over a specified threshold. However, we take the first portion of loss on any vehicle, and such losses could have a negative impact on our profitability and financial condition.

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

Our revolving credit facilities generally have net spread, delinquency, and net loss ratio limits on the receivables pledged to each facility that, if exceeded, would increase the level of credit enhancement requirements for that facility and redirect all excess cash to the credit providers. Generally, these limits are calculated based on the portfolio collateralizing the respective credit line; however, for certain of our warehouse facilities, delinquency, and net loss ratios are calculated with respect to our serviced portfolio as a whole. Our facilities used to finance vehicle lease originations also have a residual loss ratio limit calculated with respect to our serviced lease portfolio as a whole.

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

Future significant loan, lease, or personal loan repurchase requirements could harm our profitability and financial condition.

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

We have treated sales of the debt and equity in certain of our securitizations as sales of the underlying finance receivables. The exercise of our clean-up call option on each of these securitizations when the collateral pool balance reaches 10% of its original balance would result in the repurchase of the remaining underlying finance receivables, exposing us to credit performance risk for the remainder of the pool's life.

We apply financial leverage to our operations, which may materially adversely affect our business, results of operations, and financial condition.

We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 83.1% as of December 31, 2015. Although our total borrowings are restricted by covenants in our credit facilities and market conditions, our Board may change our target borrowing levels at any time without the approval of our stockholders. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.

Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness. At December 31, 2015 and 2014, we had $30.4 billion and $27.8 billion, respectively, in principal amount of indebtedness outstanding (including $29.0 billion and $25.7 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted approximately 11.3% of our total net finance and other interest income, net of leased vehicle expense, for the twelve months ended December 31, 2015.

Our debt reduces operational flexibility and creates default risks. Our revolving credit facilities contain a borrowing base or advance rate formula that requires us to pledge finance contracts in excess of the amounts that we can borrow under the facilities. We are also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. In addition, certain facilities require the replacement of delinquent or defaulted collateral, and the finance contracts pledged as collateral in securitizations must be less than 31 days delinquent at the time the securitization is issued. Accordingly, increases in delinquencies or defaults resulting from weakened economic conditions would require us to pledge additional finance contracts to support the same borrowing levels and may cause us to be unable to securitize loans to the extent we desire. These outcomes would adversely impact our financial position, liquidity, and results of operations.
Additionally, the credit facilities generally contain various covenants requiring, in certain cases, minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios), as well as limits on deferral levels. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for certain of our third-party credit facilities, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Covenants on our debts also limit our ability to:

• incur or guarantee additional indebtedness;
• purchase large loan portfolios in bulk;
• sell assets, including our loan portfolio or the capital stock of our subsidiaries;
• enter into transactions with affiliates;
• create or incur liens; and
• consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

Additionally, certain of our credit facilities contain minimum tangible net worth requirements, and certain of our credit facilities contain covenants require timely filing of periodic reports with the SEC.
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

We currently have the ability to pledge retained residuals and create additional unsecured indebtedness on our credit facilities provided by Santander. As we execute on our strategy to reduce our reliance on borrowings under commitments from Santander, we must find other funding sources. If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

In addition, certain of our funding arrangements may require us to make payments to third parties if losses exceed certain thresholds, including, for example, our flow agreements with Bank of America, CBP and another third party, and arrangements with certain third-party loan originators of loans that we purchase on a periodic basis.

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

We enter into derivative transactions for economic hedging purposes. We are subject to market and operational risks associated with these transactions, including basis risk, the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost, credit or default risk, the risk of insolvency, or other inability of the counterparty to a particular transaction to perform its obligations thereunder, including providing sufficient collateral. Additionally, certain of our derivative agreements require us to post collateral when the fair value of the derivative is negative. Our ability to adequately monitor, analyze, and report derivative transactions continues to depend, to a great extent, on our information technology systems. This fact further increases the risks associated with these transactions and could have a material adverse effect on us.

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

Additionally, we are party to a purported securities class action lawsuit seeking to represent a class consisting of all those who purchased or otherwise acquired our securities pursuant and/or traceable to our Registration Statement and Prospectus issued in connection with our IPO, and a class consisting of all those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The amended class action complaint alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s compliance systems and ability to pay dividends. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, we moved to dismiss the amended class action complaint.

We are also party to a shareholder derivative complaint pending in the Court of Chancery of the State of Delaware. The lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company's subprime auto lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, the derivative action was stayed, pending the resolution of the securities class action.

We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates, and any adverse resolution of litigation pending or threatened against us could negatively impact our financial position, liquidity, and results of operations.

A security breach or a cyber-attack could adversely affect our business.

In the normal course of business, we collect, process, and retain sensitive and confidential consumer information and may, subject to applicable law, share that information with our third-party service providers. Despite the security measures we have in place, our facilities and systems, and those of third-party service providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or contract information, or if we give third parties or our employees improper access to consumers’ personal information or contract information, we could be subject to liability. This liability could include investigations, fines, or penalties imposed by state or federal regulatory agencies, including the loss of necessary permits or licenses. This liability could also include identity theft or other similar fraud-related claims, claims for other misuses, or losses of personal information, including for unauthorized marketing purposes or claims alleging misrepresentation of our privacy and data security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive consumer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks, or to alleviate problems caused by such breaches or attacks.

We have seen in recent years computer systems of companies and organizations being targeted, not only by cyber criminals, but also by activists and rogue states. We have been and continue to be subject to a range of cyber-attacks, such as denial of service, malware and phishing. Cyber-attacks could give rise to the loss of significant amounts of customer data and other sensitive information, as well as significant levels of liquid assets (including cash). In addition, cyber-attacks could give rise to the disablement of our information technology systems used to service our customers. As attempted attacks continue to evolve in scope and sophistication, we may incur significant costs in our attempt to modify or enhance our protective measures against such attacks, or to investigate or remediate any vulnerability or resulting breach, or in communicating cyber-attacks to our customers. If we fail to effectively manage our cyber-security risk by failing to update our systems and processes in response to new threats, this could harm our reputation and adversely affect our operating results, financial condition and prospects through the payment of customer compensation, regulatory penalties and fines and/or through the loss of assets.

We manage and hold confidential personal information of customers in the conduct of our operations. Although we have procedures and controls to safeguard personal information in our possession, unauthorized disclosures could subject us to legal actions and administrative sanctions, as well as damages that could materially and adversely affect our operating results, financial condition and prospects. Further, our business is exposed to risk from potential non-compliance with policies, employee misconduct or negligence and fraud, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter or prevent employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. In addition, we may be required to report events related to information security issues (including any cyber-security issues), events where customer information may be compromised, unauthorized access and other security breaches, to the relevant regulatory authorities. Any material disruption or slowdown of our systems could cause information, including data related to customer requests, to be lost or to be delivered to our clients with delays or errors, which could reduce demand for our services and products, and could materially and adversely affect us.

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

Goodwill and intangible asset impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill and intangible assets which have been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill and intangible assets is performed annually, or more frequently if impairment indicators are present. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Our stock price and various other factors affect the assessment of the fair value of our underlying business for purposes of performing any goodwill and intangible asset impairment assessment. There were no impairments of goodwill or intangible assets recognized during the years ended December 31, 2015, 2014, or 2013.  However, our stock price has declined significantly since December 31, 2015, and we may be required to record impairment of our $74 million in goodwill, as well as our $38 million in intangible assets not subject to amortization, in periods subsequent to December 31, 2015.

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

Failure to satisfy obligations associated with being a public company may have adverse regulatory, economic, and reputational consequences.

As a public company, we are required to prepare and distribute periodic reports containing our consolidated financial statements with the SEC, prepare and distribute other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules; evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board; involve and retain outside legal counsel and accountants in connection with the activities listed above; maintain an investor relations function; and maintain internal policies, including those relating to disclosure controls and procedures.

On February 29, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline  for filing this Annual Report on Form 10-K from 60 days after the fiscal year-end (February 29, 2016) to 75 days after the fiscal-year end (March 15, 2016).  We did not file this Form 10-K by the extended filing deadline.  Among other consequences, our failure to file our Form 10-K by the extended filing deadline will result in the suspension of our eligibility to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of twelve months, which may increase the time and resources we need to expend if we choose to access the public capital markets.

Internal controls over financial reporting may not prevent or detect all errors or acts of fraud.

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and regulations of the SEC. We also maintain a system of internal control over financial reporting. However, these controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.

In the course of preparing the consolidated financial statements as of and for the year ended December 31, 2015, including interim periods, we have identified certain material weaknesses in internal control over financial reporting. These material weaknesses are described in Item 9A of this Annual Report on Form 10-K. Certain of these material weaknesses involve the failure of controls to operate effectively, resulting in misstatements in our publicly filed financial statements as of for the years ended December 31, 2014 and 2013, and interim periods in 2015 and 2014. The errors and resulting corrections to annual financial statements are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K, with corrections to interim periods shown in Item 9B.

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

These laws and their implementing regulations include, among others, usury laws, Anti-Money Laundering requirements (Bank Secrecy Act and USA PATRIOT Act), ECOA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Privacy Regulations (Gramm-Leach Bliley Act and Right to Financial Privacy Act), Electronic Funds Transfer Act, SCRA, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery and Enforcement Act, and requirements related to unfair, deceptive, or abusive acts or practices.

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

Other regulatory reforms adopted or proposed in the wake of the financial crisis have increased and may continue to materially increase our operating costs and negatively impact our business model. In addition, the volume, granularity, frequency and scale of regulatory and other reporting requirements necessitate a clear data strategy to enable consistent data aggregation, reporting and management. Inadequate management information systems or processes, including those relating to risk data aggregation and risk reporting, could lead to a failure to meet regulatory reporting requirements, or other internal or external information demands, and we may face supervisory measures as a result.

We are subject to certain banking regulations that limit our business activities, including our ability to pay dividends and enter into certain business transactions without the approval of the Federal Reserve.

Because our controlling shareholder, SHUSA, is a bank holding company and because we provide third party services to banks, we are directly and indirectly subject to certain banking regulations, including oversight by the Federal Reserve, the ECB, and the OCC. We also are subject to oversight by the CFPB. Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over bank holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict SHUSA from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. This power includes the authority to prohibit or limit the payment of dividends if, in the Federal Reserve’s opinion, such payment would constitute an unsafe or unsound practice. Moreover, certain banks and bank holding companies, including SHUSA, are required to perform a stress test and submit a capital plan to the Federal Reserve on an annual basis, and to receive a notice of non-objection to the plan from the Federal Reserve before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments.

Due to the Federal Reserve's objections, based on qualitative concerns, in March 2014 and March 2015 to SHUSA's capital plan submissions, we currently are prohibited from paying dividends until either the Federal Reserve issues a non-objection to SHUSA's next capital plan submission or a non-objection to a planned dividend payment. Also, on September 15, 2014, SHUSA entered into a written agreement with the Federal Reserve memorializing prior discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including us, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of Federal Reserve. In April 2016, SHUSA intends to submit a revised capital plan, but there can be no assurance whether or when the Federal Reserve will accept SHUSA’s capital plan, or whether the Federal Reserve will give its written approval for any future dividends or capital distributions.

SHUSA and the Company also are subject to increasingly stringent oversight by the Federal Reserve due to the Federal Reserve’s objection to SHUSA’s capital plan submissions and, in response, SHUSA has made a concentrated effort to improve its governance, oversight and internal controls, policies, procedures and functions, including as they relate to us. We expect to incur higher costs than originally anticipated in connection with ensuring compliance with, and assisting SHUSA in, the CCAR process.

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

The suspension of our ability to pay dividends or other limitations placed on us by the Federal Reserve, the ECB, or any other regulator and additional costs associated with regulatory compliance could have a material adverse effect on us and the trading price of our common stock.

We are or may become involved in investigations, examinations, and proceedings by government and self-regulatory agencies, which may lead to material adverse consequences.

From time to time, we are or may become involved in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies, including, among others, the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications.

On November 4, 2015, the Company entered into an Assurance of Discontinuance (AOD) with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG had alleged that the Company violated the maximum permissible interest rates allowed by Massachusetts law due to the inclusion of guaranteed auto protection (GAP) charges in the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150,000 to the Massachusetts AG to reimburse its costs in implementing the AOD.

On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The order also requires the Company to undertake additional remedial measures.

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
Each of the matters set forth above may result in material adverse consequences to us including, without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.

We are subject to capital planning and systemic risk regimes as a subsidiary of SHUSA, which impose significant restrictions and requirements.

As a bank holding company with $50 billion or more of consolidated assets, SHUSA is required to conduct periodic stress tests which are evaluated by the Federal Reserve. As a subsidiary of SHUSA, the predicted performance of the Company under the stress test conditions must be taken into account when SHUSA conducts these periodic stress tests. SHUSA is also required to submit a proposed capital action plan to the Federal Reserve annually that includes a description of all planned capital actions, including all planned capital actions by the Company, over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the Federal Reserve determines could have an impact on SHUSA’s consolidated capital. The proposed capital action plan must also include a discussion of how SHUSA would maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total-risk-weighted assets ratio of 5 percent, and serve as a source of strength to SBNA, a wholly-owned subsidiary of SHUSA. The Federal Reserve will either object to a proposed capital plan, in whole or in part, or provide notice of non-objection. A failure to receive a notice of non-objection from the Federal Reserve prohibits us from paying dividends and making other capital distributions. As noted above, the Federal Reserve objected to SHUSA’s proposed capital plans in March 2014 and March 2015, and we currently are prohibited from paying dividends and making other capital distributions until either the Federal Reserve issues a non-objection to SHUSA's next capital plan submission or a non-objection to a planned dividend payment.

In February 2014, the Federal Reserve issued a final rule to implement certain of the enhanced prudential standards mandated by Section 165 of the Dodd-Frank Act for large bank holding companies such as SHUSA. The final rule generally became effective on January 1, 2015. Among other things, the final rule requires SHUSA to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures and imposes certain requirements, duties and qualifications for the risk committee and chief risk officers of SHUSA. SHUSA calculates its liquidity figures on a consolidated basis with certain of its subsidiaries, including the Company. As a result, the predicted performance of the Company under the liquidity stress event must be taken into account when SHUSA conducts its 30-day liquidity stress event analysis. Due to these requirements, we will be required to have an increased amount of liquidity and will incur increased costs of funding and liquidity capacity.

These enhanced prudential standards could adversely affect our business prospects, results of operations and financial condition.

Our business may be adversely affected upon our implementation of the revised capital requirements under the U.S. Basel III final rules.

In December 2010, the Basel Committee reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking regulators finalized rules implementing the U.S. Basel III capital framework and related Dodd-Frank Act provisions. The U.S. Basel III final rules represent substantial revisions to the previously effective regulatory capital standards for U.S. banking organizations. SHUSA became subject to the U.S. Basel III final rules beginning January 1, 2015. Certain aspects of the U.S. Basel III final rules, including new capital buffers and regulatory capital deductions, will be phased in over several years. The U.S. Basel III final rules subject SHUSA to higher minimum risk-based capital ratios and a capital conservation buffer above these minimum ratios. SHUSA calculates its capital figures on a consolidated basis with certain of its subsidiaries, including the Company. Failure to maintain the full amount of the buffer would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers.

If SHUSA were to fail to satisfy regulatory capital requirements, SHUSA, together with its subsidiaries, including the Company, may be subject to serious regulatory sanctions ranging in severity from being precluded from making acquisitions or engaging in new activities to becoming subject to informal or formal supervisory actions by the Federal Reserve. If any of these were to occur, such actions could prevent us from successfully executing our business plan and could have a material adverse effect on our business, results of operations, and financial position. To maintain its status as a FHC, SHUSA and its bank subsidiary and our affiliate, SBNA, must remain “well-capitalized” and “well-managed,” as defined under applicable law.
For the current capital planning and stress testing cycle that began in January 2016, the Dodd-Frank company-run stress tests and supervisory stress tests to which SHUSA is subject, the annual capital plan that SHUSA must submit and the Federal

Reserve’s annual post-stress capital analysis under the CCAR must incorporate the more stringent capital requirements in the U.S. Basel III final rules as they are phased in over the nine-quarter forward-looking planning horizon. We are prohibited from paying dividends and making other capital distributions until either the Federal Reserve issues a non-objection to SHUSA's next capital plan submission or a non-objection to a planned dividend payment.

The Dodd-Frank Act and the creation of the CFPB, in addition to recently issued rules and guidance, will likely increase our regulatory compliance burden and associated costs.

The Dodd-Frank Act introduced a substantial number of reforms that continue to reshape the structure of the regulation of the financial services industry. In particular, the Dodd-Frank Act includes, among other things, the creation of the CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to financial products and services.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes us, take steps to monitor and impose controls over dealer markup policies where dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender. The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance. In December 2013, the CFPB and the DOJ entered into a consent order with a large auto finance company pertaining to an allegation of disparate impact regarding auto dealer markups on purchased installment contracts. If the CFPB continues to enter into consent decrees with lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase our regulatory compliance requirements and associated costs. Unlike competitors that are banks, we are subject to the licensing and operational requirements of states and other jurisdictions, and our business would be adversely affected if we lost our licenses.

The Dodd-Frank Act also included risk retention requirements. In October 2014, six federal agencies approved a final rule implementing these requirements. The rule generally requires sponsors of ABS to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Compliance with the risk retention rules is required with respect to offerings of ABS (other than ABS collateralized by residential mortgages) beginning December 24, 2016. Certain of our securitization structures may be adversely impacted by the risk retention requirement.

Unlike competitors that are banks, we are subject to the licensing and operational requirements of states and other jurisdictions, and our business would be adversely affected if we lost our licenses.

Because we are not a depository institution, we do not benefit from exemptions to state loan servicing or debt collection licensing and regulatory requirements. To the extent that they exist, we must comply with state licensing and various operational compliance requirements in all 50 states and the District of Columbia. These include, among others, form and content of contracts, other documentation, collection practices and disclosures, and record keeping requirements. We are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws, or increased fees. Currently, we have all required licenses, as applicable, to do business in all 50 states and the District of Columbia.

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

We are subject to potential intervention by any of our regulators or supervisors, particularly in response to customer complaints.

As noted above, our business and operations are subject to increasingly significant rules and regulations that are required to conduct banking and financial services business. These apply to business operations, affect financial returns, include reserve and reporting requirements, and prudential and conduct of business regulations. These requirements are set by the relevant central banks and regulatory authorities that authorize, regulate and supervise us in the jurisdictions in which we operate.

In their supervisory roles, the regulators seek to maintain the safety and soundness of financial institutions, with the aim of strengthening, but not guaranteeing, the protection of customers and the financial system. The supervisors continuing supervision of financial institutions is conducted through a variety of regulatory tools, including the collection of information by way of prudential returns, reports obtained from skilled persons, visits to firms and regular meetings with management to discuss issues such as performance, risk management and strategy. In general, these regulators have a more outcome-focused regulatory approach that involves more proactive enforcement and more punitive penalties for infringement. As a result, we face increased supervisory intrusion and scrutiny (resulting in increasing internal compliance costs and supervision fees), and in the event of a breach of our regulatory obligations we are likely to face more stringent regulatory fines. Some of the regulators are focusing strongly on consumer protection and on conduct risk, and will continue to do so. This has included a focus on the design and operation of products, the behavior of customers and the operation of markets.

Some of the laws in the jurisdictions in which we operate, give the regulators the power to make temporary product intervention rules either to improve a firm’s systems and controls in relation to product design, product management and implementation, or to address problems identified with financial products. These problems may potentially cause significant detriment to consumers because of certain product features or governance flaws or distribution strategies. Such rules may prevent institutions from entering into product agreements with customers until such problems have been solved. Some of the regulatory regimes in the relevant jurisdictions in which we operate require us to be in compliance across all aspects of our business, including the training, authorization and supervision of personnel, systems, processes and documentation. If we fail to be compliant with such regulations, there would be a risk of an adverse impact on our business from sanctions, fines or other actions imposed by the regulatory authorities.

Customers of financial services institutions, including our customers, may seek redress for loss as a result of the mis-selling of a particular product or through incorrect application of the terms and conditions of a particular product. An adverse outcome in litigation related to these matters could harm our reputation or have a material adverse effect on our operating results, financial condition and prospects arising from any penalties imposed or compensation awarded, together with the costs of defending such an action, thereby reducing our profitability.

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

Certain provisions of our amended and restated certificate of incorporation, and amended and restated bylaws, may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for our common stock. In addition, Delaware law may inhibit takeovers of us and could limit our ability to engage in certain strategic transactions our Board believes would be in the best interests of stockholders.

Certain provisions of our amended and restated certificate of incorporation, and amended and restated bylaws, could discourage unsolicited takeover proposals that stockholders might consider to be in their best interests. Among other things, our amended and restated certificate of incorporation, and amended and restated bylaws, include provisions that:

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limit the ability of our stockholders to nominate candidates for election to our Board;

•	authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

•	limit the ability of stockholders to call special meetings of stockholders or to act by written consent in lieu of a meeting; and

•	establish advance notice requirements for nominations for election to our Board or for proposing matters that may be acted on by stockholders at stockholder meetings.

The foregoing factors, as well as the significant common stock ownership by SHUSA, could impede a merger, takeover, or other business combination, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

In addition, Section 203 of the Delaware General Corporation Law (DGCL) generally affects the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations, or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. However, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that each of SHUSA and its successors and affiliates and certain of its direct transferees are not deemed to be “interested stockholders,” and, accordingly, are not subject to such restrictions as long as it and its affiliates own at least 10% of our outstanding shares of common stock.

Our common stock is subordinate to all of our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.

SHUSA has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

SHUSA owns approximately 58.9% of our common stock and, accordingly, has significant influence over us, including and pursuant to the terms of the shareholders agreement that was entered into among us and certain of our shareholders, including SHUSA, Auto Finance Holdings and DDFS LLC (the "Shareholders Agreement"). Pursuant to the Shareholders Agreement, SHUSA has the right to nominate a majority of our directors, provided certain minimum share ownership thresholds are maintained. Further, because SHUSA owns a majority of our common stock, it has the power to elect our entire Board. Through our Board, and through functional reporting lines of SHUSA and SC management, SHUSA controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions. Additionally, SHUSA may elect not to permit us to undertake certain actions or activities if SHUSA were to determine that such actions or activities could or would be viewed negatively by the Federal Reserve or other regulators.

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

SHUSA owns a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board consist of independent directors;

•
the requirement that we have a separate nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	the requirement that our compensation committee be composed entirely of independent directors.

We utilize these exemptions. As a result, we do not have a majority of independent directors on our Board. Additionally, our compensation committee is not composed entirely of independent directors, and we do not have a separate nominating and governance committee. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
ITEM 1B.    UNRESOLVED STAFF COMMENTS

Santander Consumer USA Holdings Inc. currently has an open comment letter from the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s Form 10-K for the fiscal year ended December 31, 2014 and Form 10-Q for the quarter ended September 30, 2015, with respect to estimating the Company's credit loss allowance, including the removal of seasonality and the increase in TDR impairment during the quarterly period ended September 30, 2015, as well as certain TDR disclosures.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Dallas, Texas, where we lease approximately 373,000 square feet of office and operations space pursuant to a lease agreement expiring in 2024. We also lease an additional 88,000 square foot facility in Dallas, Texas, a 165,000 square foot servicing facility in North Richland Hills, Texas, a 73,000 square foot servicing facility in Lewisville, Texas, a 43,000 square foot servicing facility in Englewood, Colorado, a 21,000 square foot servicing facility in San Juan, Puerto Rico, a 117,000 square foot servicing facility in Mesa, Arizona, and a 2,000 square foot operations facility in Costa Mesa, California, under leases that expire at various dates through 2018. Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation. For additional information regarding the Company’s properties refer to Note 11— "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, the Company is party to, or otherwise involved in, various lawsuits and other legal proceedings that arise in the ordinary course of business.
On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Steck v. Santander Consumer USA Holdings Inc. et al., No. 1:14-cv-06942 (the Deka Lawsuit). The Deka Lawsuit was filed against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company's IPO and a class consisting of all those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. In February 2015, a separate purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred from the Southern District of New York to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the case is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-CV-2129-K. The amended class action complaint in the Deka Lawsuit alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s ability to pay dividends and our compliance systems. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, the Company and the individual defendants moved to dismiss the amended class action complaint.
On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the Feldman Lawsuit). The Feldman Lawsuit names as defendants current and former members of the Company’s Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s subprime auto lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.
Further, the Company is party to or is periodically otherwise involved in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under FIRREA requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation.
On November 4, 2015, the Company entered into an Assurance of Discontinuance (AOD) with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG had alleged that the Company violated the maximum permissible interest rates allowed by Massachusetts law due to the inclusion of GAP charges into the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150,000 to the Massachusetts AG to reimburse its costs in implementing the AOD.
On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires us to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by us, and $5,000 per servicemember for each instance where we sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires the Company to undertake additional remedial measures.
On July 31, 2015, the CFPB notified the Company that it had referred to the DOJ certain alleged violations by the Company of the ECOA regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by the Company and (ii) the treatment of certain types of income in our underwriting process. On September 25, 2015, the DOJ notified us that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of our pricing of automobile loans.
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
The Company’s common stock began trading on the NYSE (under the symbol SC) on January 23, 2014. Prior to January 23, 2014, there was no established public trading market for the Company’s common stock. The approximate number of record holders of the Company’s common stock as of March 25, 2016, was 26 although we estimate the number of beneficial stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.
The following table sets forth the high and low closing per share sales prices for our common stock and dividends for the periods indicated:

	High	Low	Dividends per share
Year Ended December 31, 2014
First Quarter (from January 23, 2014)	$25.90	$22.86	—
Second Quarter	$24.11	$18.76	$0.15
Third Quarter	$20.12	$17.60	—
Fourth Quarter	$20.28	$16.85	—

Year Ended December 31, 2015
First Quarter	$23.34	$17.85	—
Second Quarter	$26.52	$22.38	—
Third Quarter	$26.48	$20.22	—
Fourth Quarter	$22.35	$15.15	—
Dividends
The Company will not pay any future dividends until such time as the FRB issues a written non-objection to SHUSA's capital plan or otherwise gives a written non-objection to the payment of dividends by the Company. The Company currently intends to declare quarterly dividends when permitted by the FRB; however, the Company's Board may elect to limit the amount or payment of dividends on the basis of operational results, financial condition, liquidity requirements, and other factors deemed relevant by our Board. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments and Other Factors Affecting Our Results of Operations.
Company Stock Performance
The following graph shows a comparison of cumulative stockholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 index, and the S&P 500 Financials index for the period from our IPO date (January 23, 2014) through December 31, 2015. The graph assumes $100 was invested in each of the Company's common stock, the S&P 500 index, and the S&P 500 Financials index as of market close on January 23, 2014. Historical stock prices are not necessarily indicative of future stock price performance.

Santander Consumer USA Holdings Inc.

Total Return Performance
120
110
100
90
80
70
60
Index Value
01/23/14
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
Santander Consumer USA Holdings Inc.
S&P 500
S&P 500 Financials

	Period Ending								
Index	***01/23/14***	***03/31/14***	***06/30/14***	***09/30/14***	***12/31/14***	***03/31/15***	***06/30/15***	***09/30/15***	***12/31/15***
Santander Consumer USA Holdings Inc.	100.00	95.56	77.67	71.15	78.35	92.45	102.16	81.58	63.32
S&P 500	100.00	102.83	108.21	109.43	114.83	115.92	116.24	108.76	116.42
S&P 500 Financials	100.00	103.76	106.15	108.62	116.49	114.10	116.06	108.26	114.71

Equity Compensation Plan Information
We have an Omnibus Incentive Plan, which enables the Company to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of 5,192,640 shares of the Company's common stock. At December 31, 2015, an aggregate of 3,987,925 shares were available for future awards under this plan.
We also manage our 2011 Management Equity Plan, under which eligible employees and directors were previously granted non-qualified stock options to purchase SC's common stock. Currently, no shares are available for issuance under this plan and, therefore, no future awards will be made under this plan.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
		Restated (a)	Restated (a)	Restated (a)	Restated (a)
	(Dollar amounts in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$4,704,413	$4,079,810	$3,227,845	$2,223,833	$1,695,538
Interest on purchased receivables portfolios	89,133	198,945	410,213	704,770	870,257
Interest on receivables from dealers	4,537	4,814	6,663	7,177	14,394
Interest on personal loans	453,081	348,278	128,351	—	—
Interest on finance receivables and loans	5,251,164	4,631,847	3,773,072	2,935,780	2,580,189
Net leased vehicle income	315,903	189,509	33,398	—	—
Other finance and interest income	18,162	8,068	6,010	12,722	14,324
Interest expense	628,791	523,203	408,787	374,027	418,526
Net finance and other interest income	4,956,438	4,306,221	3,403,693	2,574,475	2,175,987
Provision for credit losses on individually acquired retail installment contracts	2,612,944	2,276,921	1,630,943	1,050,748	707,984
Increase (decrease) in impairment related to purchased receivables portfolios	(13,818)	(37,717)	7,716	3,378	77,662
Provision for credit losses on receivables from dealers	242	(416)	1,090	—	—
Provision for credit losses on personal loans	324,634	434,030	192,745	—	—
Provision for credit losses on capital leases	41,196	9,991	—	—	—
Provision for credit losses	2,965,198	2,682,809	1,832,494	1,054,126	785,646
Profit sharing	57,484	74,925	78,246	—	—
Other income	390,065	557,671	311,566	295,689	452,529
Operating expenses	1,038,496	962,036	698,958	559,163	557,083
Income before tax expense	1,285,325	1,144,122	1,105,561	1,256,875	1,285,787
Income tax expense	458,032	419,885	396,771	478,476	476,759
Net income	827,293	724,237	708,790	778,399	809,028
Noncontrolling interests	—	—	1,821	(19,931)	(19,981)
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$827,293	$724,237	$710,611	$758,468	$789,047
Share Data
Weighted average common shares outstanding
Basic	355,102,742	348,723,472	346,177,515	346,164,717	246,056,761
Diluted	358,887,151	355,722,363	346,177,515	346,164,717	246,056,761
Earnings per share
Basic	$2.33	$2.08	$2.05	$2.19	$3.21
Diluted	$2.31	$2.04	$2.05	$2.19	$3.21
Dividends declared per share	$—	$0.15	$0.84	$2.12	$1.89
Balance Sheet Data
Finance receivables and loans	$23,479,680	$23,972,059	$21,390,917	$16,367,721	$16,749,278
Finance receivables held for sale, net	2,868,603	46,585	82,503	—	—
Goodwill and intangible assets	127,372	127,738	128,720	126,700	125,427
Total assets	36,570,373	32,396,520	26,479,331	18,805,965	19,425,221
Total borrowings	30,375,679	27,811,301	23,295,660	16,227,995	16,790,518
Total liabilities	32,145,410	28,802,848	23,715,064	16,502,178	17,167,686
Total equity	4,424,963	3,593,672	2,764,267	2,303,787	2,257,535
Allowance for credit losses	3,316,817	3,028,753	2,190,700	1,453,461	959,638

	Year Ended December 31,
	2015	2014	2013	2012	2011
		Restated (a)	Restated (a)	Restated (a)	Restated (a)
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,959,634	$1,617,351	$1,074,144	$556,925	$451,345
Charge-offs, net of recoveries, on purchased receivables portfolios	(2,720)	59,657	178,932	451,529	573,788
Charge-offs, net of recoveries, on personal loans	673,294	264,720	13,395	—	—
Charge-offs, net of recoveries, on capital leases	30,907	402	—	—	—
Total charge-offs, net of recoveries	2,661,115	1,942,130	1,266,471	1,008,454	1,025,133
End of period individually acquired retail installment contracts delinquent principal over 60 days	1,191,567	1,030,580	855,315	523,202	343,633
End of period personal loans delinquent principal over 60 days	168,906	138,400	65,360	—	—
End of period delinquent principal over 60 days	1,377,770	1,241,453	1,102,373	865,917	767,838
End of period assets covered by allowance for credit losses	27,007,816	26,875,389	22,499,895	14,248,606	10,141,450
End of period gross individually acquired retail installment contracts held for investment	26,863,946	24,555,106	21,238,281	14,186,712	10,007,312
End of period gross personal loans	2,445,200	2,128,769	1,165,778	—	—
End of period gross finance receivables and loans held for investment	27,368,579	27,721,744	24,542,911	18,655,497	18,754,938
End of period gross finance receivables, loans, and leases	34,713,595	33,226,211	26,822,857	18,655,497	18,754,938
Average gross individually acquired retail installment contracts	26,818,625	23,556,137	18,097,082	12,082,026	8,843,036
Average gross purchased receivables portfolios	562,512	1,321,281	3,041,992	6,309,497	7,270,080
Average Gross receivables from dealers	89,867	118,358	173,506	110,187	169,098
Average Gross personal loans	2,229,080	1,505,387	425,229	—	—
Average Gross capital lease	114,605	30,648	—	—	—
Average Gross finance receivables and loans	29,814,689	26,531,811	21,737,809	18,501,710	16,282,215
Average Gross finance receivables, loans, and leases	36,146,900	30,642,923	22,499,225	18,501,710	16,282,215
Average managed assets	48,919,418	38,296,610	25,493,890	23,346,992	25,256,129
Average total assets	35,075,419	29,824,710	22,569,471	18,453,597	16,078,048
Average debt	29,699,885	26,158,708	19,675,851	15,677,522	14,557,370
Average total equity	4,108,405	3,140,408	2,506,664	2,355,366	926,644
Ratios
Yield on individually acquired retail installment contracts	17.5%	17.3%	17.8%	18.4%	19.2%
Yield on purchased receivables portfolios	15.8%	15.1%	13.5%	11.2%	12.0%
Yield on receivables from dealers	5.0%	4.1%	3.8%	6.5%	8.5%
Yield on personal loans (1)	20.3%	23.1%	30.2%	—	—
Yield on earning assets (2)	15.5%	15.7%	16.9%	15.9%	15.8%
Cost of debt (3)	2.1%	2.0%	2.1%	2.4%	2.9%
Net interest margin (4)	13.7%	14.1%	15.1%	13.9%	13.4%
Expense ratio (5)	2.1%	2.5%	2.7%	2.4%	2.2%
Return on average assets (6)	2.4%	2.4%	3.1%	4.2%	5.0%
Return on average equity (7)	20.1%	23.1%	28.3%	33.0%	87.3%
Net charge-off ratio on individually acquired retail installment contracts (8)	7.3%	6.9%	5.9%	4.6%	5.1%
Net charge-off ratio on purchased receivables portfolios (8)	(0.5)%	4.5%	5.9%	7.2%	7.9%
Net charge-off ratio on personal loans (8)	40.8%	17.6%	3.2%	—	—
Net charge-off ratio (8)	9.0%	7.3%	5.8%	5.5%	6.3%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.4%	4.2%	4.0%	3.7%	3.4%
Delinquency ratio on personal loans, end of period (9)	6.9%	6.5%	5.6%	—	—
Delinquency ratio on loans held for investment, end of period (9)	4.6%	4.5%	4.5%	4.6%	4.1%
Tangible common equity to tangible assets (10)	11.8%	10.7%	10.0%	11.7%	11.0%
Common stock dividend payout ratio (11)	—	6.8%	41.6%	102.8%	60.6%
Allowance ratio (12)	12.3%	11.3%	9.7%	10.2%	9.5%
Common Equity Tier 1 capital ratio (13)	11.1%	n/a	n/a	n/a	n/a

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(1)	Includes finance and other interest income; excludes fees.

(2)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt.

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets.

(6)	“Return on average assets” is defined as the ratio of Net income to Average total assets.

(7)	“Return on average equity” is defined as the ratio of Net income to Average total equity.

(8)
“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio. Effective as of September 30, 2015, changes in the value of the personal lending portfolio driven by customer default activity are classified in net investment gains (losses) due to the classification of the portfolio as held for sale. As there was accordingly no charge-off activity on personal loans for the three months ended December 31, 2015, the annualized charge-off rate on personal loans reported as of September 30, 2015, has been used as the full-year charge-off rate. The average gross balance of personal loans used in the full-year charge-off rate was $2,201,551. Additionally, the denominator of the aggregate Net charge-off ratios for the twelve months ended December 31, 2015, has been adjusted to $29,279,874, to exclude personal lending balances for the three months ended December 31, 2015. During the year ended December 31, 2015, we recorded non-recurring impairment charges on finance receivables held for sale and on finance receivables sold during the period. The associated impairment was recorded through charge-off expense. The charge-off ratios for the year ended December 31, 2015, adjusted for these non-recurring impairments, are presented in the table below:

	Retail Installment Contracts Acquired Individually	Purchased Receivables	Personal Loans	Capital Lease	Receivables from Dealers Held for Investment	Total
Charge-offs, net of recoveries	$1,959,634	$(2,720)	$673,294	$30,907	$—	$2,661,115
Less: Lower of cost or market adjustments upon transfer to held for sale	73,388	—	377,598	—	—	450,986
Adjusted charge-offs net of recoveries	$1,886,246	$(2,720)	$295,696	$30,907	$—	$2,210,129
Average gross balance	$26,818,625	$562,512	$2,201,551	$114,605	$89,867	$29,279,874
Adjusted charge-off ratio	7.0%	(0.5)%	17.9%	27.0%	—	7.5%

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross balance of the respective portfolio.

(10)
"Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure is as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
		Restated (a)	Restated (a)	Restated (a)	Restated (a)
	(Dollar amounts in thousands)
Total equity	$4,424,963	$3,593,672	$2,764,267	$2,303,787	$2,257,535
Deduct: Goodwill and intangibles	127,372	127,738	128,720	126,700	125,427
Tangible common equity	$4,297,591	$3,465,934	$2,635,547	$2,177,087	$2,132,108

Total assets	$36,570,373	$32,396,520	$26,479,331	$18,805,965	$19,425,221
Deduct: Goodwill and intangibles	127,372	127,738	128,720	126,700	125,427
Tangible assets	$36,443,001	$32,268,782	$26,350,611	$18,679,265	$19,299,794

Equity to assets ratio	12.1%	11.1%	10.4%	12.3%	11.6%
Tangible common equity to tangible assets	11.8%	10.7%	10.0%	11.7%	11.0%

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to SC shareholders.

(12)
“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios and held-for-sale portfolios, to End of period assets covered by allowance for credit losses.

(13)
"Common Equity Tier 1 Capital ratio" is a non-GAAP ratio defined as the ratio of Total common equity tier 1 capital to Total risk-weighted assets. The ratio was not reported prior to 2015 as it was implemented with the Basel III regulatory framework in 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Background and Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. We are majority-owned (as of December 31, 2015, approximately 58.9%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes our personal loan and point-of-sale financing operations.
Since May 1, 2013, we have been the preferred provider for FCA’s consumer loans and leases and dealer loans under terms of a ten-year agreement with FCA. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. In conjunction with the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, and FCA treating SC in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The failure of either parties to meet their respective obligations under the agreement could result in the agreement being terminated. The targeted and actual penetration rates that we must meet under the terms of the Chrysler Agreement are as follows as of December 31, 2015.

	Program Year (a)
	1	2	3 (b)	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration	30%	29%	29%	—	—
(a) Program years run from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(b) As of December 31, 2015
The target penetration rate as of April 30, 2015 (the end of the second year of the Chrysler Agreement), was 44%, and the target penetration rate for the third year is 54%. Our actual penetration rate as of December 31, 2015, was 29%, which was up from 27% in December 2014. Our penetration rate has been constrained due to a more competitive landscape and low interest rates, causing our subvented loan offers not to be materially more attractive than other lenders' offers. While we have not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of our strategy, and we continue to work with FCA to improve penetration rates and we remain confident about the ongoing success of the Chrysler Agreement.
We have worked strategically and collaboratively with FCA to continue to strengthen our relationship and create value within the Chrysler Capital program. During the fourth quarter of 2015, we partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the year ended December 31, 2015, we originated more than $11 billion in Chrysler Capital loans, with an approximately even share between prime and non-prime originations, as well as more than $5 billion in Chrysler Capital leases. Since its May 1, 2013, launch, Chrysler Capital has originated $30.5 billion in retail loans and $12.0 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate.
We also originate vehicle loans through a Web-based direct lending program, purchase vehicle retail installment contracts from other lenders, and service automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it provides personal loans, private-label credit cards and other consumer finance products. In October 2015, we announced our planned exit from the personal lending business.
We have flow agreements and dedicated financing facilities in place for our Chrysler Capital business. We periodically sell consumer retail installment contracts through these flow agreements and, when market conditions are favorable, we will access the ABS market through securitizations of consumer retail installment contracts. We also periodically enter into bulk sales of consumer vehicle leases with a third party. We typically retain servicing of loans and leases sold or securitized, and may also retain some residual risk in sales of leases. We have also entered into an agreement with the buyer of our leases whereby we will periodically sell charged-off loans.
Economic and Business Environment
The U.S. economy has continued its recovery during 2015. According to the Bureau of Labor Statistics, unemployment declined from 5.6% at the beginning of the year to 5.0% as of December 31, 2015. In December 2015, the Federal Reserve raised its key interest rate by 25 basis points, the first increase since rates bottomed out in 2008, in an effort to stimulate the economy and boost the housing market. The increase in interest rates, which had been signaled by the Federal Reserve throughout 2015, indicates that the economy continues to strengthen. The Federal Reserve has signaled that additional interest rate increases could be on the short-term horizon.
The market for oil has continued its decline in 2015, which is translating into lower gasoline prices for the consumer. While the decline in the price for gas is positive for the consumer, the decline in market prices for oil may adversely impact unemployment in geographic regions that are dependent upon the oil and gas business. To date, we have not seen the effect of increases in unemployment rates in these regions translate into declines in our performance. As discussed in Note 2 Finance Receivables in the accompany consolidated financial statements, the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (13%), California (10%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.
The U.S. auto industry set a sales record of 17.5 million light-vehicle sales in 2015, which was an increase of 6.7% over 2014 new vehicle sales and 68.3% over the number of new vehicles sold in 2009. However, vehicle finance companies saw increased pressure on their stock prices due to lower than expected December 2015 sales results. The material increase in vehicle sales since 2009 is expected to impact future recovery rates.
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

•
Net credit losses — We perform net credit loss analysis at the vintage level for individually acquired retail installment contracts, loans and leases, and at the pool level for purchased portfolios, enabling us to pinpoint drivers of any unusual or unexpected trends. We also monitor recovery rates, both industry-wide and our own. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine if our loans are performing in line with our original estimation.

•
Other income (losses) — Our various flow agreements in connection with the Chrysler Agreement have resulted in a growing portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. We monitor the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of our personal lending portfolio as held for sale upon our decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of Other income (losses).

•
Operating expenses — We assess our operational efficiency using our cost-to-managed assets ratio. We perform extensive analysis to determine whether observed fluctuations in operating expense levels indicate a trend or are the nonrecurring impact of large projects. Our operating expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist us in assessing profitability by pool and vintage.

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination and sales volume along with APR and discounts (including subvention and net of dealer participation).

Recent Developments and Other Factors Affecting our Results of Operations
Personal Lending
As a result of the strategic evaluation of our personal lending portfolio, in the third quarter of 2015, we began reviewing strategic alternatives for exiting our personal loan portfolios. In connection with this review, on October 9, 2015, we delivered a 90-day notice of termination of our loan purchase agreement with LendingClub. On February 1, 2016, we completed the sale of substantially all of our LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of approximately $900 million as of December 31, 2015.
Our other significant personal lending relationship is with Bluestem. We continue to perform in accordance with the terms and operative provisions of the agreements under which we are obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These and other, smaller, revolving loan portfolios are carried as held for sale in our consolidated financial statements. Accordingly, we have recorded $578 million in lower-of-cost-or-market adjustments on these portfolios, and there may be further such adjustments required in future periods' financial statements. We are currently evaluating alternatives for the Bluestem portfolio, which had a carrying value of $1.0 billion at December 31, 2015 and 2014, respectively.
Regulatory Restrictions
As further described above under Item 1 - Business - Dividend Restrictions, the FRB objected to the capital plans SHUSA submitted in 2014 and 2015, resulting in, among other consequences, SC's inability to pay dividends until such time as SHUSA has submitted to the FRB a revised capital plan and the FRB issues a written non-objection to such plan, or the FRB otherwise issues its written non-objection to the payment of a dividend by us. Additionally, SHUSA is prohibited by a written agreement with the FRB from allowing its non-wholly-owned non-bank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of the FRB.
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
Chrysler Capital
Since May 1, 2013, we have been the preferred provider for FCA’s consumer loans and leases and dealer loans under terms of the ten-year Chrysler Agreement. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. In connection with entering into the Chrysler Agreement, we paid FCA a $150 million upfront, non-refundable fee, which is being amortized over the ten-year term as an adjustment to finance and other interest income. We have also executed an Equity Option Agreement with FCA, whereby FCA may elect to purchase an equity participation of any percentage in the Chrysler Capital portion of our business at fair market value.
We have a flow agreement with Bank of America whereby we are committed to sell a contractually determined amount of eligible Chrysler Capital loans to Bank of America on a monthly basis, depending on the amount and credit quality of eligible current month originations and prior month sales. Prior to October 1, 2015, the amount of this monthly commitment was $300 million. On October 1, 2015, we amended the flow agreement with Bank of America to increase the maximum commitment to sell up to $350 million of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. The agreement extends through May 31, 2018. For loans sold, we retain the servicing rights at contractually agreed-upon rates. We also may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. These servicer performance payments are limited to a dollar amount known at the time of sale and are not expected to be significant to our total servicing compensation from the flow agreement. For the years ended December 31, 2015 and 2014, we sold $3.0 billion and $3.1 billion of loans under this agreement, respectively.
In June 2013, we entered into a flow agreement with SBNA, whereby we provided the bank with the first right to review and assess dealer lending opportunities and, if the bank elected, to provide the proposed financing. We provided servicing on all loans originated under this arrangement. We also received or paid a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. Servicer performance payments earned for the year ended December 31, 2014, totaled $4.6 million. The agreement was terminated on October 1, 2014, and replaced with a revised arrangement. Under the revised terms, the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, was transferred to SBNA. The agreement executed in connection with this transfer requires the Company to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities, and requires SBNA to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. Relationship management fee income for the years ended December 31, 2015 and 2014, totaled $7.0 million and $11, respectively.
Until May 2015, we were party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. We could review any applications declined by SBNA for our own portfolio. We provide servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, we pay FCA on behalf of SBNA for residual gains and losses on the flowed leases.
The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, we executed an amendment to the servicing agreement with CBP, which increased the servicing fee we receive, and reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement. During the years ended December 31, 2015 and 2014, we sold $1.3 billion and $1.7 billion, respectively, to CBP under terms of this flow agreement and predecessor purchase agreements. In January 2016, we executed an amendment to the servicing agreement with CBP that decreased the servicing fee we receive on loans sold to CBP by the Company under the flow agreement.
During 2015, we also entered into a flow agreement, including subsequent amendments, under which we are committed to selling charged off loan receivables in bankruptcy status.
Other OEM Relationships
In April 2014, we executed an application transfer agreement with Nissan, whereby SC provides non-prime retail auto financing through a turn-down program for new and used vehicles for Nissan’s customers and dealers in the U.S. During 2015, we originated $800 million under this agreement.
Our Reportable Segment
The Company has one reportable segment: Consumer Finance. This segment includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes our personal loan and point-of-sale financing operations.

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the year ended December 31, 2015, 2014, and 2013 have been as follows:

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Retained Originations	(Dollar amounts in thousands)
Retail installment contracts	$16,692,229	$13,531,801	$14,035,221
Average APR	16.9%	15.6%	16.4%
Average FICO® (a)	584	593	589
Discount	2.5%	3.4%	3.5%

Personal loans	$887,483	$1,182,171	$1,181,597
Average APR	21.2%	20.1%	23.3%
Discount	—	—	5.0%

Receivables from dealers	$—	$25,515	$167,449
Average APR	—	4.1%	3.7%
Discount	—	—	—

Leased vehicles	$5,132,053	$4,111,146	$2,420,882

Capital leases	$67,244	$93,444	$—
Total originations retained	$22,779,009	$18,944,077	$17,805,149

Sold Originations
Retail installment contracts	$5,419,730	$6,049,653	$2,516,133
Average APR	4.2%	4.8%	5.2%
Average FICO® (b)	743	734	731

Receivables from dealers	$—	$8,724	$222,384
Average APR	—	5.3%	2.9%

Leased vehicles	$—	$369,114	$—
Total originations sold	$5,419,730	$6,427,491	$2,738,517

Total SC originations	$28,198,739	$25,371,568	$20,543,666

Facilitated Originations
Receivables from dealers	$—	$392,920	$202,494
Leased vehicles	632,471	1,761,512	—
Total originations facilitated for affiliates	$632,471	$2,154,432	$202,494

Total originations	$28,831,210	$27,526,000	$20,746,160

(a)
Unpaid principal balance excluded from the weighted average FICO score is $3.2 billion, $2.1 billion, and $1.5 billion for the years ended 2015, 2014, and 2013, respectively, as the borrowers on these loans did not have FICO scores at origination.

(b)
Unpaid principal balance excluded from the weighted average FICO score is $647 million, $534 million, and $153 million for the years ended 2015, 2014, and 2013, respectively, as the borrowers on these loans did not have FICO scores at origination.

Our asset sales for the year ended December 31, 2015 and 2014, have been as follows:

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(Dollar amounts in thousands)
Retail installment contracts	$7,862,520	$6,620,620	$2,505,442
Average APR	7.2%	4.8%	5.2%

Receivables from dealers	$—	$18,227	$222,384
Average APR	—	4.7%	5.3%

Leased vehicles	$1,316,958	$369,114	$—
Total asset sales	$9,179,478	$7,007,961	$2,727,826
The unpaid principal balance, average APR, and remaining unaccreted discount of our held for investment portfolio as of December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
	(Dollar amounts in thousands)
Retail installment contracts (a)	$27,223,768	$25,401,461
Average APR	16.8%	16.0%
Discount	1.9%	2.1%

Personal loans (b)	$941	$2,128,769
Average APR	20.9%	23.1%
Discount	—	0.1%

Receivables from dealers	$76,941	$100,164
Average APR	4.6%	4.3%
Discount	—	—

Leased vehicles	$7,345,016	$5,504,467

Capital leases	$66,929	$91,350

(a)	Of this balance as of December 31, 2015, $13,435,184, $7,000,910, and $4,638,447 was originated in the years ended December 31, 2015, 2014, and 2013, respectively.

(b)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale.

We record interest income from individually acquired retail installment contracts, personal loans, and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which we continue to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which we continue to accrue interest until the loan becomes more than 90 days past due. Receivables from dealers and term personal loans generally are not acquired at a discount. We amortize discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. We amortize the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

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
Historically, our primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the years ended December 31, 2015 and 2014. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Results of Operations
This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Report. The following table presents our results of operations for the years ended December 31, 2015, 2014, and 2013.

	For the Year Ended December 31,
	2015	2014	2013
		Restated (a)	Restated (a)
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$5,251,164	$4,631,847	$3,773,072
Leased vehicle income	1,037,793	660,493	113,891
Other finance and interest income	18,162	8,068	6,010
Total finance and other interest income	6,307,119	5,300,408	3,892,973
Interest expense	628,791	523,203	408,787
Leased vehicle expense	721,890	470,984	80,493
Net finance and other interest income	4,956,438	4,306,221	3,403,693
Provision for credit losses	2,965,198	2,682,809	1,832,494
Net finance and other interest income after provision for credit losses	1,991,240	1,623,412	1,571,199
Profit sharing	57,484	74,925	78,246
Net finance and other interest income after provision for credit losses and profit sharing	1,933,756	1,548,487	1,492,953
Total other income	390,065	557,671	311,566
Total operating expenses	1,038,496	962,036	698,958
Income before income taxes	1,285,325	1,144,122	1,105,561
Income tax expense	458,032	419,885	396,771
Net income	827,293	724,237	708,790
Noncontrolling interests	—	—	1,821
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$827,293	$724,237	$710,611

Net income	$827,293	$724,237	$708,790
Change in unrealized gains (losses) on cash flow hedges, net of tax	(1,428)	6,406	9,563
Change in unrealized gains on investments available for sale, net of tax	—	—	(3,252)
Other comprehensive income, net	(1,428)	6,406	6,311
Comprehensive income	$825,865	$730,643	$715,101
Comprehensive loss attributable to noncontrolling interests	—	—	953
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$825,865	$730,643	$716,054

(a)	Restated to correct for errors related to the credit loss allowance. See Footnote 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Interest on individually acquired retail installment contracts	$4,704,413	$4,079,810	$624,603	15%
Interest on purchased receivables portfolios	89,133	198,945	(109,812)	(55)%
Interest on receivables from dealers	4,537	4,814	(277)	(6)%
Interest on personal loans	453,081	348,278	104,803	30%
Total interest on finance receivables and loans	$5,251,164	$4,631,847	$619,317	13%
Income from individually acquired retail installment contracts increased $625 million, or 15%, from 2014 to 2015, consistent with the 14% growth in the average outstanding balance of our portfolio of these contracts.
Income from purchased receivables portfolios decreased $110 million, or 55%, from 2014 to 2015, due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.3 billion in 2014 to $0.6 billion in 2015.
Income from personal loans increased $105 million, or 30%, from 2014 to 2015, less than the growth in the average outstanding portfolio of 48% due to the increasing mix of installment loans, which are of a higher average credit quality and bear a lower average interest rate than our revolving loans. Similar trends, however, are not expected in future periods as a result of our decision in 2015 to reduce our exposure to personal loans on a prospective basis and to sell our existing personal lending portfolio. On October 9, 2015, we delivered a 90-day notice of termination of a loan purchase agreement with LendingClub. Further, on February 1, 2016, we closed on a sale of assets from our personal lending portfolio to an unrelated third party, at an immaterial premium to par value. The portfolio was comprised solely of installment loans with an unpaid principal balance of approximately $900 million as of December 31, 2015.
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$1,037,793	$660,493	$377,300	57%
Leased vehicle expense	721,890	470,984	250,906	53%
Leased vehicle income, net	$315,903	$189,509	$126,394	67%
Leased vehicle income and expense increased significantly from prior year due to the continual growth in the portfolio since we launched Chrysler Capital in 2013. During the year ended December 31, 2015, originations have continued to outpace the maturity (or run-off) of existing leases. Through the Chrysler Agreement, we receive manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within Leased vehicle expense.

Interest Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$561,750	$476,338	$85,412	18%
Interest expense on derivatives	67,041	46,865	20,176	43%
Total interest expense	$628,791	$523,203	$105,588	20%
Interest expense on notes payable increased $85 million, or 18%, from 2014 to 2015, more than the growth in average debt outstanding of 14%, due to an increase in our cost of funds in 2015.
Interest expense on derivatives increased $20 million, or 43%, from 2014 to 2015, primarily due to an increase in the outstanding notional amounts on our derivatives and less favorable mark-to-market adjustments impacted by interest rate changes during 2015 compared to 2014. These effects were partially offset by the positive impact of the expiration of a total return swap during the year ended December 31, 2015.
Provision for Credit Losses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,612,944	$2,276,921	$336,023	15%
Increase (decrease) in impairment related to purchased receivables portfolios	(13,818)	(37,717)	23,899	(63)%
Provision for credit losses on receivables from dealers	242	(416)	658	(158)%
Provision for credit losses on personal loans	324,634	434,030	(109,396)	(25)%
Provision for credit losses on capital leases	41,196	9,991	31,205	312%
Provision for credit losses	$2,965,198	$2,682,809	$282,389	11%
Provision for credit losses on our individually acquired retail installment contracts increased $336 million, or 15%, from 2014 to 2015, primarily due to higher projected charge offs as mix shifted to a lower average credit quality. The ending 2015 held for investment portfolio was comprised of 88% of loans falling into the <640 FICO® band group as compared to 82% at the end of 2014. Additionally, during 2015 the percentage of the portfolio represented by loans to borrowers with limited credit experience increased, driving a qualitative adjustment to the allowance.
Change in incremental increase (decrease) in impairment related to purchased receivables portfolios resulted from the release of less impairment on purchased receivables as the portfolios continued to run off.
Provision for credit losses on personal loans decreased $109 million, or 25%, from 2014 to 2015, due to the reclassification of personal loans from held for investment to held for sale effective as of the end of the third quarter of 2015. Subsequently, personal loans are accounted for at the lower of cost or market, with the associated adjustments reported in investment gains (losses), net.
We began recording provision for credit losses on capital leases in 2014 as we established a portfolio of leases classified as capital leases and began recording provision on these assets. In early 2015 we terminated the leasing relationship that gave rise to the majority of our capital lease portfolio and increased provisions as we observed deterioration in the performance of this liquidating portfolio.
Profit Sharing

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$57,484	$74,925	$(17,441)	(23)%
Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to our agreements with Bluestem. Profit sharing with Bluestem decreased moderately in 2015 compared to 2014, as the Bluestem portfolio became more seasoned reflecting increased delinquencies, and charge-offs were recognized, resulting in a decrease in the amount of payments due to Bluestem. This was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio and the addition of third party lease sales in 2015, as well as step-ups in the revenue sharing rate upon the April 30 anniversary of the Chrysler Agreement in 2014 and 2015.
Other Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$(116,127)	$116,765	$(232,892)	(199)%
Servicing fee income	131,113	72,627	58,486	81%
Fees, commissions, and other	375,079	368,279	6,800	2%
Total other income	$390,065	$557,671	$(167,606)	(30)%
Average serviced for others portfolio	$12,963,334	$7,595,071	$5,368,263	71%
Investment gains (losses), net changed from a $117 million gain in 2014 to a $116 million loss in 2015, primarily due to the reclassification of the personal lending portfolio to held for sale, effective as of the end of the third quarter of 2015. Investment gains (losses), net for the years ended December 31, 2015 and 2014, were as follows:

	For the Year Ended December 31,
	2015	2014
Gain on sale of loans and leases	$130,370	$116,765
Lower of cost or market adjustments	(232,271)	—
Other losses and impairments	(14,226)	—
	$(116,127)	$116,765
Gain on sale of loans and leases increased $14 million or 11.7% from $117 million in 2014 to $130 million in 2015. This increase was driven primarily by two bulk lease sales executed in 2015, whereas no such sales occurred in 2014. These bulk lease sales resulted in gains of $23 million.
We recorded lower of cost or market adjustments of $232 million on our personal lending portfolio subsequent to its designation as held for sale on September 30, 2015. These lower of cost or market adjustments included $123 million related to customer defaults and $109 million related to other changes in the unpaid principal balance and market value of our held for sale portfolio, determined at the portfolio level.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased 81%, from 2014 to 2015, as we continued to grow our serviced portfolio through asset sales. Our serviced for others portfolio as of December 31, 2015 and 2014, was as follows:

	December 31,
	2015	2014
	(Dollar amounts in thousands)
SBNA retail installment contracts	$692,291	$896,300
SBNA leases	2,198,519	1,989,967
Total serviced for related parties	2,890,810	2,886,267
Chrysler Capital securitizations	2,663,494	2,157,808
Other third parties	9,492,350	5,215,076
Total serviced for third parties	12,155,844	7,372,884
Total serviced for others portfolio	$15,046,654	$10,259,151
Total Operating Expenses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$456,262	$482,637	$(26,375)	(5)%
Repossession expense	241,522	201,017	40,505	20%
Other operating costs	340,712	278,382	62,330	22%
Total operating expenses	$1,038,496	$962,036	$76,460	8%
Compensation expense decreased by $26 million, or 5%, from 2014 to 2015, primarily due to the non-recurrence of $120 million in stock compensation and other IPO-related expenses recorded upon, and in connection with, our IPO in January 2014, partly offset by increased headcount, as well as $12 million in severance-related expenses and $10 million in stock compensation charges associated with Mr. Dundon's Separation Agreement. Repossession expense and other operating costs increased from 2014 to 2015 as a result of portfolio growth. After adjusting for the IPO-related expenses in 2014, our expense ratio decreased from 2.2% in 2014 to 2.1% in 2015.
Income Tax Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$458,032	$419,885	$38,147	9%
Income before income taxes	1,285,325	1,144,122	141,203	12%
Effective tax rate	35.6%	36.7%
Our effective tax rate decreased from 36.7% in 2014 to 35.6% in 2015, primarily due to a small decrease in the valuation allowance in 2015 as compared to an increase in 2014. The prior year increase was attributable to capital loss carryforwards and state tax net operating loss carryforwards that are expected to expire unused.

Other Comprehensive Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(1,428)	$6,406	$(7,834)	(122)%
The change in unrealized gains (losses) on cash flow hedges was primarily driven by unfavorable interest rate movements in 2015 as compared to favorable interest rate movements in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Interest on individually acquired retail installment contracts	$4,079,810	$3,227,845	$851,965	26%
Interest on purchased receivables portfolios	198,945	410,213	(211,268)	(52)%
Interest on receivables from dealers	4,814	6,663	(1,849)	(28)%
Interest on personal loans	348,278	128,351	219,927	171%
Total interest on finance receivables and loans	$4,631,847	$3,773,072	$858,775	23%
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
Income from receivables from dealers decreased from 2013 to 2014, due to the decrease in average outstanding portfolio after we sold Chrysler Capital dealer loans to SHUSA in 2013.
Income from personal loans increased from $128 million in 2013 to $348 million in 2014, driven by the growth in the average portfolio from $425 million to $1.5 billion. The impact of the portfolio growth was partly offset by the impact of an increasing proportion of personal term loans, which bear a lower average interest rate than our personal revolving loans.
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$660,493	$113,891	$546,602	480%
Leased vehicle expense	470,984	80,493	390,491	485%
	$189,509	$33,398	$156,111	467%
Leased vehicle income and expense increased significantly from 2013 to 2014 due to the continual growth in the portfolio since we launched Chrysler Capital effective May 1, 2013.

Interest Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$476,338	$376,702	$99,636	26%
Interest expense on derivatives	46,865	32,080	14,785	46%
Other interest expense	—	5	(5)	(100)%
Total interest expense	$523,203	$408,787	$114,421	28%
Interest expense on notes payable increased $100 million, or 26%, from 2013 to 2014, consistent with the 33% growth in average debt outstanding.
Interest expense on derivatives increased $15 million, or 46%, from 2013 to 2014, primarily due to the increasing notional balance outstanding.
Provision for Credit Losses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,276,921	$1,630,943	$645,978	40%
Increase (decrease) in impairment related to purchased receivables portfolios	(37,717)	7,716	(45,433)	(589)%
Provision for credit losses on receivables from dealers	(416)	1,090	(1,506)	(138)%
Provision for credit losses on personal loans	434,030	192,745	241,285	125%
Provision for credit losses on capital leases	9,991	—	9,991	—
Provision for credit losses	$2,682,809	$1,832,494	$850,315	46%
Provision for credit losses on our individually acquired retail installment contracts increased $646 million, or 40%, from 2013 to 2014, driven by an increase in the net charge off rate due to increased competition having made it more difficult for lenders, including us, to price for incremental risk.
The impairment on purchased receivables changed from an expense for the year ended December 31, 2013, to a credit for the year ended December 31, 2014, due to improving performance in 2014 and due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012.
Provision on personal loans increased $241 million, or 125%, from 2013 to 2014, primarily due to the growth and seasoning of the portfolio.
We began recording provision on finance leases in 2014 as we established a portfolio of leases classified as capital leases and began recording provision on these assets.
Profit Sharing

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$74,925	$78,246	$(3,321)	(4)%
Profit sharing decreased slightly from 2013 to 2014, as the amount of payments due to the originator and servicer of the Company's personal revolving loan portfolio decreased as the portfolio seasoned and charge offs were recognized, substantially offset by the continued growth in revenue sharing payments due to FCA as the consumer loan and leased vehicle portfolio grows.
Other Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Investment gains, net	$116,765	$40,689	$76,076	187%
Servicing fee income	72,627	25,464	47,163	185%
Fees, commissions, and other	368,279	245,413	122,866	50%
Total other income	$557,671	$311,566	$246,105	79%
Average serviced for others portfolio	$7,595,071	$2,864,940	$4,730,131	165%

	December 31,
	2014	2013
	(Dollar amounts in thousands)
SBNA dealer loans	$—	$513,684
SBNA retail installment contracts	896,300	1,175,566
SBNA leases	1,989,967	—
Total serviced for related parties	2,886,267	1,689,250
Chrysler Capital securitizations	2,157,808	1,017,756
Other third parties	5,215,076	1,829,900
Total serviced for third parties	7,372,884	2,847,656
Total serviced for others portfolio	$10,259,151	$4,536,906
Investment gains, net increased primarily due to an increase in the gains recognized on off-balance sheet securitizations on our Chrysler Capital platform.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased from $25 million in 2013 to $73 million in 2014, as we grew our serviced portfolio through continued assets sales.
Fees, commissions, and other increased $123 million, or 50%, from 2013 to 2014, despite the increase in total owned and serviced portfolio size, primarily due to the growth of the personal revolving loan portfolio, which generates higher fees relative to our other portfolios.
Total Operating Expenses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$482,637	$305,056	$177,581	58%
Repossession expense	201,017	147,543	53,474	36%
Other operating costs	278,382	246,359	32,023	13%
Total operating expenses	$962,036	$698,958	$263,078	38%

Total operating expenses increased 38% from 2013 to 2014, due to the increases in headcount and repossession expense driven by growth in our portfolio. Also, compensation expense for the year ended December 31, 2014, includes $123 million in stock compensation expense related to option plans, most of which was recorded upon and in connection with our IPO in January 2014.

Income Tax Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$419,885	$396,771	$23,114	6%
Income before income taxes	1,144,122	1,105,561	38,561	3%
Effective tax rate	36.7%	35.9%
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
Other Comprehensive Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$6,406	9,563	$(3,157)	(33)%
Change in unrealized gains (losses) on investments available for sale, net of tax	—	(3,252)	3,252	(100)%
Other comprehensive income (loss), net	$6,406	$6,311	$95	2%
The positive changes in unrealized gain on cash flow hedges were driven by the maturity of hedges and the resulting recognition in income of losses previously accumulated in other comprehensive loss.
Our bond investments available for sale were paid off in August 2013.
Credit Quality
Loans and Other Finance Receivables
Non-prime loans comprise 88% of our retail installment contract portfolio as of December 31, 2015. We record an allowance for credit losses to cover our estimate of inherent losses on our individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at December 31, 2015 and 2014:

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans (a)
	(Dollar amounts in thousands)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance	(3,296,023)	(916)	—
Discount	(502,342)	—	—
Capitalized origination costs and fees	45,565	—	—
Net carrying balance	$23,111,146	$76,025	$941
Allowance as a percentage of unpaid principal balance	12.3%	1.2%	—
Allowance and discount as a percentage of unpaid principal balance	14.1%	1.2%	—
(a)    As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale.

	December 31, 2014
	Retail Installment Contracts Acquired Individually (a)	Receivables from Dealers	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance	(2,669,830)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs and fees	39,680	—	1,024
Net carrying balance	$21,327,094	$99,490	$1,779,777
Allowance as a percentage of unpaid principal balance	10.9%	0.7%	16.4%
Allowance and discount as a percentage of unpaid principal balance	13.3%	0.7%	16.4%

(a)	Previously reported amounts have been restated to correct for errors related to credit loss allowance.

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Unpaid principal balance	$359,822	$846,355

Outstanding recorded investment	$419,183	$873,134
Less: Impairment	(174,821)	(189,275)
Outstanding recorded investment, net of impairment	$244,362	$683,859
In early 2015, we increased our origination volume of loans to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk-appropriate annual percentage rate at the time of origination. Origination volume of loans with less than four trade lines and less than 36 months of credit history was $3.8 billion and $2.2 billion for the years ended December 31, 2015 and 2014, respectively. Remaining unpaid principal balance of these loans was $4.8 billion and $3.2 billion as of December 31, 2015 and 2014, respectively. Our credit loss allowance forecasting models are not calibrated for this higher concentration of loans with limited bureau information and, accordingly, as of December 31, 2015, we recorded a qualitative adjustment of $158 million, increasing the allowance ratio on individually acquired retail installment contracts by 0.6% of unpaid principal balance. This adjustment was necessary to increase the estimated credit loss allowance for additional charge offs expected on this portfolio, based on the loss performance information available to date, which evidences higher losses in the first months after origination for these loans in comparison to loans with standard bureau attributes. This qualitative adjustment was informed by the deteriorating loss trends of the 2015 vintages over a subsequent twelve month forecast horizon. Under assumed scenarios if losses from such 2015 vintages were to increase by 10% and 20%, the allowance for credit losses would increase by approximately $130 million and $261 million, respectively.
A summary of the credit risk profile of our consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of December 31, 2015 and 2014 was as follows (dollar amounts in billions, totals may not foot due to rounding):

December 31, 2015
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$3.0	97%	$0.1	3%	$—	—	$—	—	$3.1	11%
	36+	0.5	38%	0.3	23%	0.2	15%	0.4	31%	1.3	5%
<540	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	0.2	3%	0.3	5%	0.4	7%	4.9	84%	5.8	21%
540-599	<36	0.3	43%	0.1	14%	0.1	14%	0.2	29%	0.7	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	91%	7.7	28%
600-639	<36	0.2	50%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	—	—	0.1	2%	0.1	2%	4.1	95%	4.3	16%
>640	<36	0.2	50%	0.1	25%	—	—	0.1	25%	0.4	1%
	36+	—	—	—	—	—	—	2.8	97%	2.9	11%
Total		$4.9	18%	$1.4	5%	$1.2	4%	$19.7	72%	$27.2	100%

December 31, 2014
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$1.8	95%	$—	—	$—	—	$—	—	$1.9	7%
	36+	0.4	36%	0.2	18%	0.1	9%	0.4	36%	1.1	4%
<540	<36	0.2	50%	0.1	25%	—	—	0.1	25%	0.4	2%
	36+	0.1	2%	0.2	4%	0.3	5%	4.9	89%	5.5	22%
540-599	<36	0.4	67%	0.1	17%	—	—	0.1	17%	0.6	2%
	36+	0.1	1%	0.2	3%	0.2	3%	6.2	93%	6.7	26%
600-639	<36	0.3	75%	—	—	—	—	—	—	0.4	2%
	36+	—	—	—	—	—	—	4.1	98%	4.2	17%
>640	<36	0.3	100%	—	—	—	—	—	—	0.3	1%
	36+	—	—	—	—	—	—	4.1	100%	4.1	16%
Total		$3.8	15%	$0.9	4%	$0.8	3%	$19.9	78%	$25.4	100%
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
The following is a summary of delinquencies as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Retail Installment Contracts Held for Investment (a)		Retail Installment Contracts Held for Investment (a)		Personal Loans
	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)
Principal 31-60 days past due	$2,485,428	9.1%	$2,450,837	9.6%	$52,452	2.5%
Delinquent principal over 60 days	1,208,864	4.4%	1,103,053	4.3%	138,400	6.5%
Total delinquent contracts	$3,694,292	13.6%	$3,553,890	14.0%	$190,852	9.0%

(a)	Includes retail installment contracts acquired individually and purchased receivables portfolios.

(b)	Percent of unpaid principal balance.
All of our receivables from dealers and all of our retail installment contracts held for sale were current as of December 31, 2015 and 2014.
Credit Loss Experience

The following is a summary of our net losses and repossession activity on our finance receivables for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,
	2015		2014
	Retail Installment Contracts Held for Investment	Personal Loans (3)	Retail Installment Contracts Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,223,768	$941	$25,401,461	$2,128,769
Average principal outstanding during the period	$26,512,419	$2,229,080	$24,832,141	$1,505,387
Number of receivables outstanding at period end	1,634,471	2,122	1,624,236	1,987,721
Average number of receivables outstanding during the period	1,652,149	1,967,795	1,620,960	1,715,312
Number of repossessions (1)	252,281	n/a	227,041	n/a
Number of repossessions as a percent of average number of receivables outstanding	15.3%	n/a	14.0%	n/a
Net losses (2)	$1,956,914	$673,294	$1,677,008	$264,720
Net losses as a percent of average principal amount outstanding	7.4%	30.2%	6.8%	17.6%

(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.

(2)
For the year ended December 31, 2015, net losses on retail installment contracts held for investment and personal loans include lower of cost or market adjustments of $73,388 and $377,598, respectively, which were charged off against the credit loss allowance.

(3)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale.
We have had no charge-offs on our receivables from dealers. Net charge-offs on our capital lease receivables portfolio, which is in run-off, totaled $30,907 and $402 for the years ended December 31, 2015 and 2014, respectively.
Deferrals and Troubled Debt Restructurings
In accordance with our policies and guidelines, we, at times, offer extensions (deferrals) to consumers on our retail installment contracts, whereby the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two months. Our policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.
The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	December 31, 2015		December 31, 2014
	(Dollar amounts in thousands)
Never deferred	$19,946,478	73.3%	$18,354,203	72.2%
Deferred once	3,923,705	14.4%	3,623,858	14.3%
Deferred twice	1,660,482	6.1%	1,809,119	7.1%
Deferred 3 - 4 times	1,639,092	6.0%	1,540,713	6.1%
Deferred greater than 4 times	54,011	0.2%	73,568	0.3%
Total	$27,223,768		$25,401,461
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
We also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of our revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, we believe modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties. The following is a summary of the principal balance as of December 31, 2015 and 2014 of loans that have received these modifications and concessions:

	December 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Lending	Retail Installment Contracts	Personal Lending
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,746,399	$—	$1,372,876	$—
Bankruptcy-related accounts	104,355	—	125,978	—
Extension of maturity date	45,119	—	99,758	—
Interest rate reduction	77,976	15,145	118,074	17,347
Other	59,179	—	44,825	—
Total modified loans	$2,033,028	$15,145	$1,761,511	$17,347
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	December 31, 2015	December 31, 2014 (a)
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Outstanding recorded investment	$4,667,380	$4,100,390	$17,356
Impairment	(1,356,092)	(1,159,827)	(6,939)
Outstanding recorded investment, net of impairment	$3,311,288	$2,940,563	$10,417

(a)	Previously reported amounts have been restated to correct for errors related to credit loss allowance.
A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	December 31, 2015 (1)	December 31, 2014 (a)
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Principal, 31-60 days past due	$942,021	$912,555	$1,595
Delinquent principal over 60 days	510,015	468,272	5,131
Total delinquent TDR principal	$1,452,036	$1,380,827	$6,726

(a)	Previously reported amounts have been restated to correct for errors related to credit loss allowance.
(1)As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale.

As of December 31, 2015 and 2014, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.
The following table summarizes the cumulative changes in the total outstanding recorded investment in TDRs, and its components, for retail installment contracts for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31, 2015	December 31, 2014
	(Dollar amounts in thousands)
Balance — beginning of year	$4,100,390	$2,529,759
New TDRs	3,514,289	2,956,762
Charge-offs	(1,348,674)	(873,122)
Sales	(913,202)	(1,339)
Paydowns	(685,423)	(511,670)
Balance — end of year	$4,667,380	$4,100,390
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.  Due to this key distinction in allowance calculations the coverage ratio is higher for TDRs in comparison to non-TDRs.

The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of December 31, 2015 and 2014:

	As of December 31, 2015	As of December 31, 2014
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$4,579,931	$4,020,299
TDR - Impairment	1,356,092	1,159,827
TDR allowance ratio	29.6%	28.8%

Non-TDR - Unpaid principal balance	$22,284,015	$20,534,807
Non-TDR - Allowance	1,939,931	1,510,003
Non-TDR allowance ratio	8.7%	7.4%

Total - Unpaid principal balance	$26,863,946	$24,555,106
Total - Allowance	3,296,023	2,669,830
Total allowance ratio	12.3%	10.9%

The allowance ratio for non-TDR retail installment contracts increased from 7.4% in 2014 to 8.7% in 2015. This increase was driven by the change in the product mix where a higher percentage of lower credit quality loans were covered by the allowance. The product mix of loans covered by the credit loss allowance was impacted by retail installment contracts of approximately $906 million classified as held for sale at December 31, 2015, which are prime contracts, compared to only $45 million at December 31, 2014. Additionally, the portfolio at December 31, 2015 had a higher proportion of loans to borrowers with limited credit experience, driving a qualitative adjustment increasing the allowance as of that date. For the same reasons, our total allowance ratio on retail installment contracts increased from 10.9% in 2014 to 12.3% in 2015.
Liquidity Management, Funding and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases, and to service debt. We fund our operations through our lending relationships with 13 third-party banks and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have more than $4.4 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.

During the year ended December 31, 2015, we completed on-balance sheet funding transactions totaling approximately $15.4 billion, including:

•	five securitizations on our SDART platform for $5.7 billion;

•	a series of seven subordinate bond transactions on our SDART platform totaling $262 million to fund residual interests from existing securitizations;

•	four securitizations on our relaunched DRIVE, deeper subprime, platform for $3.4 billion;

•	seven private amortizing loan and lease facilities totaling $3.4 billion; and

•	top-ups of five private amortizing facilities totaling $2.6 billion.
We also completed $9.2 billion in asset sales, including $1.3 billion in third-party lease sales and $4.3 billion in recurring monthly sales with our third party flow partners, in addition to executing several sales of charged off assets totaling $122 million in proceeds.
As of December 31, 2015, our debt consisted of the following:

Third party revolving credit facilities	$6,902,779
Related party revolving credit facilities	2,600,000
Total revolving credit facilities	9,502,779

Public securitizations	12,659,996
Privately issued amortizing notes	8,212,904
Total secured structured financings	20,872,900
Total debt	$30,375,679
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Facilities
We use warehouse facilities to fund our originations. Each facility specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Our warehouse facilities generally are backed by auto retail installment contracts and, in some cases, leases or personal loans. These facilities generally have one- or two-year commitments, staggered maturities and floating interest rates. We maintain daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments to balance the desire to minimize funding costs with our liquidity needs.
Our warehouse facilities generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for two of our warehouse facilities, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurs under one of these agreements, the lenders could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict our ability to obtain additional borrowings under the agreement, and/or remove us as servicer. We have never had a warehouse facility terminated due to failure to comply with any ratio or a failure to meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted facility.
Certain of our credit facilities have covenants requiring timely filing of periodic reports with the SEC. We have obtained waivers of all such covenants such that our non-timely filing of this Annual Report on Form 10-K for the year ended December 31, 2015 did not cause an event of default on any of our facilities.
We have two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support FCA retail financing. As of December 31, 2015, there was an outstanding balance of $2.9 billion. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facility

We also obtain financing through an investment management agreement with BlackRock, whereby we pledge retained subordinate bonds on our own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging from 30 to 90 days. As of December 31, 2015, there was an outstanding balance of $851 million under the BlackRock repurchase facility.

Lines of Credit with Santander and Related Subsidiaries
Santander historically has provided, and continues to provide, our business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides us with $3.0 billion of long-term committed revolving credit facilities. SHUSA provides us with an additional $1.8 billion of committed revolving credit, $300 million of which is collateralized by residuals retained on our own securitizations and $1.5 billion of which is unsecured. As part of our strategy to reduce our reliance on borrowings under funding commitments from Santander and SHUSA, we have reduced our outstanding balances under these facilities during 2015. As of December 31, 2015 and 2014 the Company had borrowed $2.6 billion and $3.7 billion, respectively, under the lines of credit with Santander and SHUSA.
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
Until March 4, 2016, when the facilities offered through the New York branch were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of $3.7 billion and $3.6 billion under these facilities during the twelve months ended December 31, 2015 and 2014, respectively. The maximum outstanding balance during each period was $4.4 billion and $4.3 billion, respectively.
Until March 4, 2016, when the SHUSA commitments were increased to $1.8 billion, the commitment from SHUSA consisted of one $300 million facility. There was an average outstanding balance of approximately $300 million and $289 million under this facility during the twelve months ended December 31, 2015 and 2014, respectively; the maximum outstanding balance during each of those years was $300 million.
We also have derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $13.7 billion and $16.3 billion at December 31, 2015 and 2014, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $21 million and $32 million at December 31, 2015 and 2014, respectively. Interest expense on these agreements includes amounts totaling $58 million, $44 million, and $30 million for the years ended December 31, 2015, 2014, and 2013, respectively.
In August 2015, under a new agreement with Santander, the Company agreed to begin paying Santander a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each months ending balance. The guarantee fee will only be applicable for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. The Company recognized guarantee fee expense of $2.3 million for the year ended December 31, 2015.
Secured Structured Financings

Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes.
We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, we may choose to issue floating rate securities based on market conditions; in such cases, we generally execute hedging arrangements outside of the Trust to lock in our cost of funds. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS since 2011, and have issued a total of more than $47 billion in retail auto ABS since 2010.
We execute each securitization transaction by selling receivables to securitization Trusts that issue ABS to investors. To attain specified credit ratings for each class of bonds, these securitization transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of ABS issued by the Trusts.
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

ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016.  Highly liquid, frequent issuers with public shelf registrations, such as the Company, have remained active in the market while smaller, newer market entrants have experienced significant spread widening. We completed 11 securitizations in 2015, in addition to executing seven subordinate bond transactions to obtain additional liquidity from residual interests in existing securitizations. We currently have 35 securitizations outstanding in the market with a cumulative ABS balance of approximately $14.6 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. Our securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and vehicle leases.
Flow Agreements

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America and CBP for Chrysler Capital retail installment contracts, and with another third party for charged off assets.
To manage our balance sheet and provide funding for our originations, we have entered into flow agreements under which we will sell, or otherwise source to third parties, loans and leases on a periodic basis. These loans and leases are not on our balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. We continue to actively seek additional flow agreements.
Off-Balance Sheet Financing

We periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, we record these transactions as true sales of the retail installment contracts securitized, and remove the sold assets from our consolidated balance sheets. During the year ended

December 31, 2015, we executed two off-balance sheet securitizations under our Chrysler Capital Auto Receivables Trust, (CCART) a securitization platform, selling $1.6 billion of gross retail installment contracts.
The widening in ABS credit spreads in late 2015 and into 2016 has been accompanied by decreased demand for the subordinate tranches of securitizations, including the highest-yielding bonds as well as the residual interests. This market dynamic may impact the Company's execution and pricing of off-balance sheet securitizations.
During the year ended December 31, 2015, the Company sold residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. The Company received cash proceeds of $662 million for the year ended December 31, 2015, related to the sale of these residual interests and retained bonds. Each of these Trusts was previously determined to be a VIE. Prior to the sale of these residual interests, the associated Trusts were consolidated by the Company because the Company held a variable interest in each VIE and had determined that it was the primary beneficiary of the VIEs. The Company will continue to service the loans of these Trusts and may reacquire certain retail installment loans from the Trusts through the exercise of an optional clean-up call, as permitted through the respective servicing agreements. Although the Company will continue to service the loans in the associated Trusts and, therefore, will have the power to direct the activities that most significantly impact the economic performance of the Trust, the Company concluded that it was no longer the primary beneficiary of the Trusts upon the sale of the Company's residual interests. As a result, the Company deconsolidated the assets and liabilities of the corresponding Trusts upon their sale. Upon settlement of these transactions, the Company derecognized $1.9 billion in assets and $1.2 billion in notes payable and other liabilities of the Trust. For the year ended December 31, 2015, the sale of these interests resulted in a net decrease to provision for credit losses of $113 million, after giving effect to lower of cost or market adjustments of $73 million.
During the year ended December 31, 2015, we executed our first two bulk sales of leases with an aggregate depreciated net capitalized cost of $1.3 billion to a third party. Due to the accelerated depreciation permitted for tax purposes, these two sales generated large taxable gains that we deferred through a qualified like-kind exchange program. To qualify for this deferral, we were required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds also were needed to pay down the third party credit facilities on which we had financed the leases prior to their sale, we increased our borrowings on our related party credit facilities temporarily until the sale proceeds could be reinvested over the 180 days following each sale. Taxable gains related to proceeds not reinvested were recognized following the 180-day deferral period.
Cash Flow Comparison
We have produced positive net cash from operating activities every year since 2003. Our investing activities primarily consist of originations and acquisitions of retail installment contracts. Our financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollar amounts in thousands)
Net cash provided by operating activities	$3,898,765	$3,898,474	$2,120,948
Net cash used in investing activities	$(7,721,101)	$(8,339,145)	$(8,962,380)
Net cash provided by financing activities	$3,808,072	$4,463,297	$6,781,076
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities remained consistent, at $3.9 billion, from the year ended December 31, 2014 to the year ended December 31, 2015, as the $1.5 billion increase in outflows for originations of assets held for sale was offset by $610 million in proceeds from sales of these assets, a $526 million increase in net cash proceeds from business operations and a $400 million net increase from changes in assets and liabilities, primarily comprised of a $377 million swing in tax payments from a net payment in 2014 to a net refund in 2015.
Net cash used in investing activities decreased by $618 million from the year ended December 31, 2014 to the year ended December 31, 2015, primarily due to:

•	a $1.5 billion increase in proceeds from sale of leased vehicles, as leases originated under the Chrysler Capital program beginning in 2013 began to reach maturity in 2015, and

•	an $896 million increase in collections on finance receivables held for investment, as our portfolio grew.

These increased inflows were partly offset by:

•	a $1.2 billion in increased outflows for originations of leases and loans held for investment, and

•	$636 million lower proceeds from sale of loans held for investment, due to the classification of more loans as held for sale upon origination.

Net cash provided by financing activities decreased by $655 million from the year ended December 31, 2014 to the year ended December 31, 2015, primarily due to $798 million lower net proceeds from borrowings, as the Company increased its use of off-balance sheet sales to finance originations, partly offset by the impact of $63 million in increased proceeds from employee stock option exercises and the payment of no dividends in 2015 after paying $52 million in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operating activities increased by $1.8 billion from the year ended December 31, 2013 to the year ended December 31, 2014, primarily due a $1.5 billion increase in net cash proceeds from business operations as the result of the launch of Chrysler Capital and a $228 million decrease in net tax payments.
Net cash used in investing activities decreased by $623 million from the year ended December 31, 2013 to the year ended December 31, 2014, primarily due to:

•	a $1.9 billion increase in proceeds from sale of loans held for investment, as we had a full year of flow program activity in 2014 as compared to only a partial year in 2013,

•	a $1.1 billion increase in collections on finance receivables held for investment, as our portfolio grew,

•	a $483 million increase in manufacturer incentives received due to a full year of Chrysler Capital activity in 2014 as compared to only a partial year in 2013,

•	a $447 million increase in proceeds from sale of leased vehicles, as the lease program began to mature after launching in 2013,

•
a $351 million decrease in net outflows for Bluestem loans, as volume slowed in 2014 to only new activity rather than the gradual purchase of all of Bluestem’s existing portfolio plus new activity in 2013, and

•	the nonrecurrence in 2014 of the $150 million Chrysler Capital upfront fee paid in 2013.

These impacts were partly offset by:

•	a $3.7 billion increase in outflows for originations of leases and loans held for investment, after launching the Chrysler Capital program in mid-2013, and

•	a decrease from $92 million to zero in collections on bonds, as the Company’s last bond investment matured in 2013.

Net cash provided by financing activities decreased by $2.3 billion from the year ended December 31, 2013 to the year ended December 31, 2014, primarily due to $2.5 billion lower net proceeds from borrowings, as the Company increased its use of off-balance sheet sales to finance originations, partly offset by the decrease in dividend payments from $290 million in 2013 to $52 million in 2014.
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
We have extended revolving lines of credit to certain auto dealers. Under this arrangement, we are committed to lend up to each dealer’s established credit limit. At December 31, 2015, there was an outstanding balance of $26.9 million and a committed amount of $27.4 million.
Under terms of agreements with LendingClub, the Company was committed to purchase, at a minimum, through December 31, 2015, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate "near-prime" (as that term is defined in the agreements) originations and, thereafter through July 2017, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate near-prime originations. This commitment could be reduced or canceled with 90 day’s notice. On October 9, 2015, the Company sent a notice of termination to the lending platform company.
In April 2013, we entered into certain agreements with Bluestem. The terms of the agreements include a commitment by us to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, we have not recorded an allowance for unfunded commitments. We are required to make a monthly profit-sharing payment to Bluestem. Although we have classified loans originated under this agreement as held for sale, we continue to perform in accordance with the terms and operative provisions of these agreements. We expect seasonal origination volumes to remain consistent with historical trends.
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
Credit Enhancement Arrangements
In connection with the sale of retail installment contracts to securitization trusts, we have made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require us to repurchase loans previously sold. As of December 31, 2015, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales.
Chrysler Agreement-related Contingencies
Throughout the ten-year term of the Chrysler Agreement, we are obligated to make quarterly payments to FCA representing a percentage of gross profits earned from a portion of the Chrysler Capital consumer loan and lease platform. We also are obligated to make quarterly payments to FCA sharing residual gains on leases in quarters in which we experience lease terminations with gains over a specified percentage threshold.
Contractual Obligations
We lease our headquarters in Dallas, Texas, our servicing centers in Texas, Colorado, Arizona, and Puerto Rico, and an operations facility in California under non-cancelable operating leases that expire at various dates through 2026.
The following table summarizes our contractual obligations as of December 31, 2015:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,863	$24,233	$25,692	$69,863	$132,651
Notes payable - revolving facilities	3,558,273	5,944,506	—	—	9,502,779
Notes payable - secured structured financings	814,351	5,501,245	9,844,646	4,756,717	20,916,959
Contractual interest on debt	513,570	461,152	93,314	5,288	1,073,324
	$4,899,057	$11,931,136	$9,963,652	$4,831,868	$31,625,713
Risk Management Framework

SC has established a risk governance structure that assigns responsibility for risk management among front-line business personnel, an independent risk management function, and internal audit. According to this model, business owners maintain responsibility for identifying and mitigating the risks generated through their business activities. The Chief Risk Officer (CRO), who reports to the CEO and to the Risk Committee of the Board and is independent of any business line, is responsible for developing and maintaining a risk framework that ensures risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company. The CRO is also accountable to SHUSA's Chief Risk Officer.
The Risk Committee is charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. The Risk Committee meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the Risk Committee are individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing us and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance, legal and other general business conditions. A comprehensive risk report is submitted by the CRO to the Risk Committee and to the Board each quarter providing management’s view of our risk position.
In addition to the Board and the Risk Committee, the CEO and CRO delegate risk responsibility to management committees. These committees include: the Asset Liability Committee, the Capital Committee and the Enterprise Risk Management (ERM) Committee. The CRO participates in each of these committees.
Additionally, the Company has established an ERM function to coordinate risk management activities. ERM has developed a Board-approved ERM Policy under which ERM implements procedures and programs to manage risk. ERM has developed Risk Tolerance Statements, which are approved by the Board and detail the types of risk and size of risk-taking activities permissible in the course of executing business strategy.
Credit Risk
The risk inherent in our loan and lease portfolios is driven by credit quality, and is affected by borrower-specific and economy-wide factors such as changes in employment. We manage this risk through our underwriting and credit approval guidelines and servicing policies and practices, as well as geographic and manufacturer concentration limits.
Our automated originations process reflects a disciplined approach to credit risk management. Our robust historical data on both organically originated and acquired loans provides us with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary loss forecasting score using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and more than 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to our automated process, we maintain a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We generally tighten our underwriting requirements in times of greater economic uncertainty (including during the financial crisis) to compete in the market at loss and approval rates acceptable for meeting our required returns. We have also adjusted our underwriting policy to meet the requirements of our contracts such as the Chrysler Agreement. In both cases, we have accomplished this by adjusting our risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.
We monitor early payment defaults and other potential indicators of dealer or customer fraud, and use the monitoring results to identify dealers who will be subject to more extensive stipulations when presenting customer applications, as well as dealers with whom we will not do business at all.

Market Risk

Interest Rate Risk
We measure and monitor interest rate risk on a monthly basis. We borrow money from a variety of market participants to provide loans and leases to our customers. Our gross interest rate spread, which is the difference between the income we earn through the interest and finance charges on our finance receivables and lease contracts and the interest we pay on our funding, will be negatively affected if the expense incurred on our borrowings increases at a faster pace than the income generated by our assets.
Our Interest Rate Risk Policy is designed to measure, monitor, and manage the potential volatility in earnings stemming from changes in interest rates. We generate financing receivables which are predominantly fixed rate and borrow with a mix of fixed rate and variable rate funding. To the extent that our asset and liability re-pricing characteristics are not effectively matched, we may utilize interest rate derivatives, such as interest rate swap agreements, to manage to our desired outcome. As of December 31, 2015, the notional value of our interest rates hedges was $11.5 billion.
We monitor our interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, we measure the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates. As of December 31, 2015, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease our net interest income by $47 million. In addition to the sensitivity analysis on net interest income, we also measure Market Value of Equity (MVE) to view our interest rate risk position. MVE measures the change in value of balance sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of December 31, 2015, the impact of a 100 basis point parallel increase in the interest rate curve would decrease our MVE by $113 million.
Collateral Risk
Our lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although we have elected not to purchase residual value insurance at the present time, our residual risk is somewhat mitigated by our residual risk-sharing agreement with FCA. We also utilize industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to continue to grow our business through the funding of originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of December 31, 2015, we had thirteen);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of December 31, 2015, Santander and affiliates provided 9% of our funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of December 31, 2015, the highest single lender's commitment was 21%);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of December 31, 2015, only 11% and 15%, respectively, of our debt is scheduled to mature in these timeframes); and

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of December 31, 2015, we had twelve-month rolling unused capacity of $7.6 billion).

Our liquidity policy also requires that our Asset Liability Committee monitor many indicators, both market-wide and company-specific, to determine if action may be necessary to maintain our liquidity position. Our liquidity management tools include daily, monthly and twelve-month rolling cash requirements forecasts, monthly funding usage and availability reports, daily sources and uses reporting, structural liquidity risk exercises, and the establishment of liquidity contingency plans. We also perform quarterly stress tests in which we forecast the impact of various negative scenarios (alone and in combination), including reduced credit availability, higher funding costs, lower advance rates, lower customer interest rates, lower dealer discount rates, and higher credit losses.
We generally look for funding first from structured secured financings, second from third-party credit facilities, and last from Santander. We believe this strategy helps reduce our reliance on borrowings under funding commitments from Santander and SHUSA. Additionally, we can reduce originations to significantly lower levels if necessary during times of limited liquidity.
We have established a qualified like-kind exchange program to defer tax liability on gains on sale of vehicle assets at lease termination. If we do not meet the safe harbor requirements of IRS Revenue Procedure 2003-39, we may be subject to large, unexpected tax liabilities, thereby generating immediate liquidity needs. We believe that our compliance monitoring policies and procedures are adequate to enable us to remain in compliance with the program requirements.
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
To mitigate operational risk regarding servicing practices, we maintain an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing compliance monitoring with all applicable regulations, internal control documentation and review of processes, and internal audits. We also utilize internal and external legal counsel for expertise when needed. Upon hire and annually, all associates receive comprehensive mandatory regulatory compliance training. In addition, the Board receives annual regulatory and compliance training. We use industry-leading call mining and other software solutions that assist us in analyzing potential breaches of regulatory requirements and customer service. Our call mining software analyzes all customer service calls, converting speech to text, and mining for specific words and phrases that may indicate inappropriate comments by a representative. The software also detects escalated voice volume, enabling a supervisor to intervene if necessary. This tool enables us to effectively manage and identify training opportunities for associates, as well as track and resolve customer complaints through a robust quality assurance program.
A significant operational error related to distribution of principal on a securitization occurred in 2014. Principal payments that should have been made pro rata to the Class A-2-A and Class A-2-B notes of the SDART 2013-5 transaction instead were made solely to Class A-2-A notes on two consecutive monthly distribution dates. This transaction was our first securitization in several years that featured a class of notes with subclasses that were to receive principal payments pro rata. To correct the error, we amended the transaction documents to allow for a deposit of approximately $71 million to the securitization trust for distribution to the Class A-2-B noteholders. This action, which had no material impact on our consolidated results of operations, brought the respective note balances of the Class A-2-A and Class A-2-B notes into parity and increased overcollateralization on the transaction. Additionally, we have implemented enhanced processes and controls to ensure payment distributions accurately reflect the legal documentation and transaction structure going forward.
Model Risk
We mitigate model risk through a robust model validation process, which includes committee governance and a series of tests and controls. We utilize SHUSA's Model Risk Management group for all model validation to verify models are performing as expected and in line with their design objectives and business uses.
Critical Accounting Estimates
Accounting policies are integral to understanding our Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements; critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations, financial condition, and cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed our disclosure relating to these estimates.
Credit Loss Allowance
We maintain a credit loss allowance (the allowance) for our held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards. For loans not classified as TDRs, the allowance is maintained at a level estimated to be adequate to absorb losses inherent in the portfolio, based upon a holistic assessment including both quantitative and qualitative considerations. For impaired loans, including those classified as TDRs, the allowance is comprised of impairment measured using a discounted cash flow model.

The quantitative framework is supported by credit models that consider several credit quality indicators including, but not limited to, historical loss experience and current portfolio trends. The credit models utilized differ among our individually acquired retail installment contracts, personal loans, capital leases and receivables from dealers. The credit models are updated on a periodic basis to incorporate information reflective of the current business environment.
Management uses the qualitative framework to exercise judgment about matters that are inherently uncertain and that are not considered by the quantitative framework. These adjustments are documented and reviewed through our risk management processes. Furthermore, management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.
Accretion of Discounts and Subvention on Retail Installment Contracts
Finance receivables held for investment consist largely of nonprime automobile finance receivables, which are primarily acquired individually from dealers at a nonrefundable discount from the contractual principal amount. The Company also pays dealer participation on certain receivables. The amortization of discounts, subvention payments from manufacturers, and other origination costs are recognized as adjustments to the yield of the related contracts. The Company applies significant assumptions including prepayment speeds, charge off rates and timing, and delinquencies, in estimating the accretion rates used to approximate effective yield.
Valuation of Automotive Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model using internally-generated data that is compared against third party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, we depreciate automotive operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense appropriately over the remaining term of the lease. Impairment of the operating lease asset is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market, such as shocks to oil and gas prices, that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. We have taken no such impairment charges.

Our depreciation methodology for operating lease assets considers management's expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, our depreciation expense would be negatively impacted.
Provision for Income Taxes
In determining taxable income, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
Because the volume of our loan sales exceeds the “negligible sales” exception under section 475 of the Internal Revenue Code, we are classified as a dealer in securities for tax purposes. Accordingly, we must report our finance receivables and loans at fair value in its tax returns. Changes in the fair value of our receivables and loans portfolios have a significant impact on the size of our deferred tax assets and liabilities. Estimated fair value is dependent on key assumptions including prepayment rates, expected recovery rates, charge off rates and timing, and discount rates.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition or cash flows.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and Puerto Rico. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes will be due in accordance with the authoritative guidance regarding the accounting for uncertain tax positions. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
For additional information regarding our provision for income taxes, refer to Note 10 to the Consolidated Financial Statements.
Recent Accounting Pronouncements
Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 1 to the Consolidated Financial Statements under “Recent Accounting Pronouncements.”
Market Data
Market data used in this Form 10-K has been obtained from independent industry sources and publications, such as the Federal Reserve Bank of New York; the Federal Reserve Bank of Philadelphia; the Board of Governors of the Federal Reserve System; The Conference Board; the CFPB; Equifax Inc.; Experian Automotive; FCA; Fair Isaac Corporation; FICO® Banking Analytics Blog; Polk Automotive; the United States Department of Commerce: Bureau of Economic Analysis; J.D. Power; and Ward’s Automotive Reports. Forward-looking information obtained from these sources is subject to the same qualifications and the additional uncertainties regarding the other forward-looking statements in this Form 10-K.
For purposes of this Form 10-K, we categorize the prime segment as borrowers with FICO® scores of 640 and above and the non-prime segment as borrowers with FICO® scores below 640.
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
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Santander Consumer USA Holdings Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Santander Consumer USA Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santander Consumer USA Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2016 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 30, 2016

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets		(As Restated - Note 1)
Cash and cash equivalents	$18,893	$33,157
Finance receivables held for sale, net	2,868,603	46,585
Finance receivables held for investment, net	23,479,680	23,972,059
Restricted cash — $39,436 and $44,805 held for affiliates, respectively	2,236,329	1,920,857
Accrued interest receivable	405,464	364,676
Leased vehicles, net	6,516,030	4,862,783
Furniture and equipment, net of accumulated depreciation of $50,409 and $45,768, respectively	58,007	41,218
Federal, state and other income taxes receivable	267,686	502,035
Related party taxes receivable	—	459
Deferred tax asset	—	19,080
Goodwill	74,056	74,056
Intangible assets, net of amortization of $28,422 and $21,990, respectively	53,316	53,682
Due from affiliates	42,665	102,457
Other assets	549,644	403,416
Total assets	$36,570,373	$32,396,520
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$6,902,779	$6,402,327
Notes payable — secured structured financings	20,872,900	17,718,974
Notes payable — related party	2,600,000	3,690,000
Accrued interest payable	22,544	17,432
Accounts payable and accrued expenses	413,269	315,130
Federal, state and other income taxes payable	2,449	319
Deferred tax liabilities, net	908,252	511,324
Related party taxes payable	342	—
Due to affiliates	145,013	48,688
Other liabilities	277,862	98,654
Total liabilities	32,145,410	28,802,848
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
358,014,870 and 349,029,766 shares issued and 357,945,865 and 348,977,625 shares outstanding, respectively	3,579	3,490
Additional paid-in capital	1,565,856	1,560,519
Accumulated other comprehensive income, net	2,125	3,553
Retained earnings	2,853,403	2,026,110
Total stockholders’ equity	4,424,963	3,593,672
Total liabilities and equity	$36,570,373	$32,396,520
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
		(As Restated - Note 1)	(As Restated - Note 1)
Interest on finance receivables and loans	$5,251,164	$4,631,847	$3,773,072
Leased vehicle income	1,037,793	660,493	113,891
Other finance and interest income	18,162	8,068	6,010
Total finance and other interest income	6,307,119	5,300,408	3,892,973
Interest expense — Including $162,353, $141,381, and $93,069 to affiliates, respectively	628,791	523,203	408,787
Leased vehicle expense	721,890	470,984	80,493
Net finance and other interest income	4,956,438	4,306,221	3,403,693
Provision for credit losses	2,965,198	2,682,809	1,832,494
Net finance and other interest income after provision for credit losses	1,991,240	1,623,412	1,571,199
Profit sharing	57,484	74,925	78,246
Net finance and other interest income after provision for credit losses and profit sharing	1,933,756	1,548,487	1,492,953
Investment gains (losses), net — Including ($5,654), $4,917, and $819 from affiliates, respectively	(116,127)	116,765	40,689
Servicing fee income — Including $16,453, $21,930, and $15,762 from affiliates, respectively	131,113	72,627	25,464
Fees, commissions, and other — Including $9,331, $25,985, and $450 from affiliates, respectively	375,079	368,279	245,413
Total other income	390,065	557,671	311,566
Compensation expense	456,262	482,637	305,056
Repossession expense	241,522	201,017	147,543
Other operating costs — Including $9,195, $829, and $1,147 to affiliates, respectively	340,712	278,382	246,359
Total operating expenses	1,038,496	962,036	698,958
Income before income taxes	1,285,325	1,144,122	1,105,561
Income tax expense	458,032	419,885	396,771
Net income	827,293	724,237	708,790
Noncontrolling interests	—	—	1,821
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$827,293	$724,237	$710,611
Net income	$827,293	$724,237	$708,790
Other comprehensive income:
Change in unrealized gains (losses) on cash flow hedges, net of tax of $872, $3,814, and $5,899, respectively	(1,428)	6,406	9,563
Change in unrealized gains (losses) on investments available for sale, net of tax of $1,993	—	—	(3,252)
Other comprehensive income, net	(1,428)	6,406	6,311
Comprehensive income	$825,865	$730,643	$715,101
Comprehensive loss attributable to noncontrolling interests	—	—	953
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$825,865	$730,643	$716,054
Net income per common share (basic)	$2.33	$2.08	$2.05
Net income per common share (diluted)	$2.31	$2.04	$2.05
Dividends declared per common share	$—	$0.15	$0.84
Weighted average common shares (basic)	355,102,742	348,723,472	346,177,515
Weighted average common shares (diluted)	358,887,151	355,722,363	346,177,515

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
Balance — January 1, 2013, as previously reported	346,165	$3,462	$1,335,572	$(9,164)	$869,664	$39,932	$2,239,466
Correction of an error (Note 1)	—	—	—	—	64,315	—	64,315
Balance — January 1, 2013, as restated	346,165	3,462	$1,335,572	$(9,164)	$933,979	$39,932	$2,303,781
Repayment of employee loan	—	—	1,562	—	—	—	1,562
Stock issued in connection with employee incentive compensation plans	595	6	1	—	—	—	7
Issuance of common stock	3	—	23	—	—	—	23
Purchase of treasury stock	(3)	—	(23)	—	—	—	(23)
Capital contribution received from shareholder	—	—	48,275	—	—	—	48,275
Net income, as restated	—	—	—	—	710,611	(1,821)	708,790
Other comprehensive income, net of taxes	—	—	—	6,311	—	—	6,311
Abandonment of noncontrolling interest	—	—	24,053	—	—	(38,111)	(14,058)
Dividends declared per common share $0.84	—	—	—	—	(290,401)	—	(290,401)
Balance — December 31, 2013, as restated	346,760	$3,468	$1,409,463	$(2,853)	$1,354,189	$—	$2,764,267
Stock issued in connection with employee incentive compensation plans	2,267	22	19,331	—	—	—	19,353
Purchase of treasury stock	(49)	—	(960)	—	—	—	(960)
Stock-based compensation	—	—	125,888	—	—	—	125,888
Deemed contribution from shareholder	—	—	6,797	—	—	—	6,797
Net income, as restated	—	—	—	—	724,237	—	724,237
Other comprehensive income, net of taxes	—	—	—	6,406	—	—	6,406
Dividends declared per common share $0.15	—	—	—	—	(52,316)	—	(52,316)
Balance — December 31, 2014, as restated	348,978	$3,490	$1,560,519	$3,553	$2,026,110	$—	$3,593,672
Stock issued in connection with employee incentive compensation plans	8,985	89	88,762	—	—	—	88,851
Purchase of treasury stock	(17)	—	(267)	—	—	—	(267)
Stock based compensation expense	—	—	20,567	—	—	—	20,567
Stock-based compensation reclassified to liabilities (Note 16)	—	—	(102,799)	—	—	—	(102,799)
Tax sharing with affiliate	—	—	(926)	—	—	—	(926)
Net income	—	—	—	—	827,293	—	827,293
Other comprehensive loss, net of taxes	—	—	—	(1,428)	—	—	(1,428)
Balance — December 31, 2015	357,946	$3,579	$1,565,856	$2,125	$2,853,403	$—	$4,424,963

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:		(As Restated - Note 1)	(As Restated - Note 1)
Net income	$827,293	$724,237	$708,790
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(12,623)	(17,541)	(21,311)
Provision for credit losses	2,965,198	2,682,809	1,832,494
Depreciation and amortization	833,071	555,745	147,875
Accretion of discount, net of amortization of capitalized origination costs	(632,402)	(597,928)	(430,093)
Originations and purchases of receivables held for sale	(5,472,995)	(3,936,973)	(1,965,957)
Proceeds from sales of and repayments on receivables held for sale	4,662,778	4,053,051	1,904,533
Change in revolving unsecured consumer loans	(107,947)	—	—
Investment (gains) losses, net	116,127	(116,765)	(40,689)
Stock-based compensation	20,567	125,888	217
Deferred tax expense	415,660	650,340	298,616
Changes in assets and liabilities:
Accrued interest receivable	(93,089)	(68,964)	(108,001)
Accounts receivable	(8,587)	(9,895)	(8,105)
Federal income tax and other taxes	237,396	(139,927)	(367,753)
Other assets	1,571	24,099	(12,046)
Accrued interest payable	4,204	2,482	3,312
Other liabilities	125,594	95,838	159,672
Due to/from affiliates	16,949	(128,022)	19,394
Net cash provided by operating activities	3,898,765	3,898,474	2,120,948
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(16,910,010)	(16,381,530)	(14,748,655)
Collections on finance receivables held for investment	10,178,209	9,282,673	8,134,572
Proceeds from sale of loans held for investment	2,187,328	2,823,046	913,395
Leased vehicles purchased	(5,149,481)	(4,482,921)	(2,420,882)
Manufacturer incentives received	979,183	895,964	412,897
Proceeds from sale of leased vehicles	1,926,068	465,481	18,188
Change in revolving personal loans	(438,785)	(560,388)	(911,024)
Collections on investments available for sale	—	—	91,563
Purchases of furniture and equipment	(18,798)	(19,256)	(23,353)
Sales of furniture and equipment	511	951	601
Upfront fee paid in accordance with private- label financing agreement	—	—	(150,000)
Change in restricted cash	(466,497)	(357,244)	(273,152)
Other investing activities	(8,829)	(5,921)	(6,530)
Net cash used in investing activities	(7,721,101)	(8,339,145)	(8,962,380)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	15,232,692	11,948,421	10,072,311
Payments on notes payable related to secured structured financings	(11,113,459)	(9,439,255)	(7,845,301)
Sale of retained bonds	—	—	98,650
Proceeds from unsecured notes payable	7,395,000	5,082,062	4,223,822
Payments on unsecured notes payable	(8,485,000)	(5,322,030)	(3,517,755)
Proceeds from notes payable	26,134,570	25,543,242	22,954,383
Payments on notes payable	(25,460,056)	(23,310,720)	(18,935,343)
Proceeds from stock option exercises, gross	87,762	24,809	48,275
Repurchase of stock - employee tax withholding	(267)	(6,960)	1,562
Dividends paid	—	(52,316)	(290,401)
Cash collateral received (paid) on cash flow hedges	16,830	(3,956)	(29,127)
Net cash provided by financing activities	3,808,072	4,463,297	6,781,076
Net increase (decrease) in cash and cash equivalents	(14,264)	22,626	(60,356)
Cash — Beginning of year	33,157	10,531	70,887
Cash — End of year	$18,893	$33,157	$10,531

Noncash investing and financing transactions (Refer to Note 13)

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.	Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices

Santander Consumer USA Holdings Inc., a Delaware Corporation (together with its subsidiaries, SC or the Company), is the holding company for Santander Consumer USA Inc., an Illinois corporation, and subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
In conjunction with a ten-year private label financing agreement (the Chrysler Agreement) with Fiat Chrysler Automobiles US LLC (FCA) that became effective May 1, 2013, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
The Company also originates vehicle loans through a Web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it provides personal loans, private-label credit cards and other consumer finance products.
As of December 31, 2015, the Company was owned approximately 58.9% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.2% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO, and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (the Call Transaction). Because the Call Transaction was not consummated prior to October 15, 2015 (the Call End Date), DDFS LLC is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander. Also, because the Call Transaction was not completed prior to the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company common stock ultimately sold in the Call Transaction (Note 12).
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered variable interest entities (VIEs). The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Corrections of errors
The Company has determined that its historical methodology for estimating its credit loss allowance for individually acquired retail installment contracts was in error as it did not estimate impairment on troubled debt restructurings (TDRs) separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. The Company has corrected its allowance methodology accordingly, and has determined, based on this corrected methodology, that the credit loss allowance reported on the consolidated balance sheets as of December 31, 2014, 2013, and 2012 was overstated by $56,508, $122,374, and $101,901, respectively. In addition, the Company has determined that it had incorrectly identified the population of loans that should be classified as TDRs and, separately, had incorrectly estimated the impairment on these loans, as of each of these balance sheet dates.

The Company also has determined that subvention payments related to leased vehicles were incorrectly classified, within the income statement, as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense.

The following table summarizes the impacts of the corrections on the consolidated balance sheet as of December 31, 2014:

	As Reported	Corrections	As Restated

Finance receivables held for investment, net	$23,915,551	$56,508	$23,972,059
Deferred tax asset	21,244	(2,164)	19,080
Total assets	32,342,176	54,344	32,396,520
Deferred tax liabilities, net	492,303	19,021	511,324
Total liabilities	28,783,827	19,021	28,802,848
Retained earnings	1,990,787	35,323	2,026,110
Total stockholders’ equity	3,558,349	35,323	3,593,672
Total liabilities and equity	32,342,176	54,344	32,396,520
The following table summarizes the impacts of the corrections on the consolidated statement of income for the year ended December 31, 2014:

	As Reported	Corrections	As Restated
Leased vehicle income	$929,745	$(269,252)	$660,493
Total finance and other interest income	5,569,660	(269,252)	5,300,408
Leased vehicle expense	740,236	(269,252)	470,984
Provision for credit losses	2,616,943	65,866	2,682,809
Net finance and other interest income after provision for credit losses	1,689,278	(65,866)	1,623,412
Net finance and other interest income after provision for credit losses and profit sharing	1,614,353	(65,866)	1,548,487
Income before income taxes	1,209,988	(65,866)	1,144,122
Income tax expense	443,639	(23,754)	419,885
Net income	766,349	(42,112)	724,237
Comprehensive income	$772,755	$(42,112)	$730,643
Net income per common share (basic)	$2.20	$(0.12)	$2.08
Net income per common share (diluted)	$2.15	$(0.11)	$2.04
The following table summarizes the impacts of the corrections on the consolidated statement of income for the year ended December 31, 2013:

	As Reported	Corrections	As Restated
Leased vehicle income	$154,939	$(41,048)	$113,891
Total finance and other interest income	3,934,021	(41,048)	3,892,973
Leased vehicle expense	121,541	(41,048)	80,493
Provision for credit losses	1,852,967	(20,473)	1,832,494
Net finance and other interest income after provision for credit losses	1,550,726	20,473	1,571,199
Net finance and other interest income after provision for credit losses and profit sharing	1,472,480	20,473	1,492,953
Income before income taxes	1,085,088	20,473	1,105,561
Income tax expense	389,418	7,353	396,771
Net income	695,670	13,120	708,790
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$697,491	$13,120	$710,611
Comprehensive income	$701,981	$13,120	$715,101
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$702,934	$13,120	$716,054
Net income per common share (basic)	$2.01	$0.04	$2.05
Net income per common share (diluted)	$2.01	$0.04	$2.05
The following table summarizes the impact of the corrections on the consolidated statements of equity for the years ended December 31, 2014 and 2013:

	Retained Earnings			Total Stockholders' Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2013	$869,664	$64,315	$933,979	$2,239,466	$64,315	$2,303,781
Net income for the year ended December 31, 2013	697,491	13,120	710,611	695,670	13,120	708,790
Balance — December 31, 2013	1,276,754	77,435	1,354,189	2,686,832	77,435	2,764,267
Net income for the year ended December 31, 2014	766,349	(42,112)	724,237	766,349	(42,112)	724,237
Balance — December 31, 2014	1,990,787	35,323	2,026,110	3,558,349	35,323	3,593,672
The following table summarizes the impact of the corrections on the consolidated statement of cash flows for the year ended December 31, 2014:

	As Reported	Corrections	As Restated
Cash flows from operating activities:
Net income	$766,349	$(42,112)	$724,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,616,943	65,866	2,682,809
Depreciation and amortization	824,997	(269,252)	555,745
Accretion of discount, net of amortization of capitalized origination costs	(867,180)	269,252	(597,928)
Deferred tax expense	674,094	(23,754)	650,340
The following table summarizes the impact of the corrections on the consolidated statement of cash flows for the year ended December 31, 2013:

	As Reported	Corrections	As Restated
Cash flows from operating activities:
Net income	$695,670	$13,120	$708,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,852,967	(20,473)	1,832,494
Depreciation and amortization	188,923	(41,048)	147,875
Accretion of discount, net of amortization of capitalized origination costs	(471,141)	41,048	(430,093)
Deferred tax expense	291,263	7,353	298,616
Certain footnote disclosures herein have been restated to reflect the effects of the corrections related to allowance methodology, as well as other corrections made in order for the footnote disclosure amounts to be in accordance with GAAP. Footnote disclosures that have been corrected are denoted with “As restated.”  Footnote disclosures not affected are unchanged and reflect the disclosures made at the time of the previous filing.
The impact of the corrections on the Company's disclosure of retail installment contract TDRs as of December 31, 2014 was as follows:

	As Reported	Corrections	As Restated
Outstanding recorded investment	$4,207,037	$(106,647)	$4,100,390
Impairment	(797,240)	(362,587)	(1,159,827)
Outstanding recorded investment, net of impairment	$3,409,797	$(469,234)	$2,940,563
The impact of the corrections on the Company's disclosure of delinquent retail installment contract TDRs at December 31, 2014 was as follows:

	As Reported	Corrections	As Restated
Principal, 31-60 days past due	$929,095	$(16,540)	$912,555
Delinquent principal over 60 days	515,235	(46,963)	468,272
Total delinquent TDR principal	$1,444,330	$(63,503)	$1,380,827
The impact of the corrections on the Company's disclosures of the average recorded investment and income recognized on retail installment contract TDRs was as follows:

	December 31, 2014			December 31, 2013
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Average outstanding recorded investment in TDRs	$3,289,520	$(93,418)	$3,196,102	$2,466,122	$(322,896)	$2,143,226
Interest income recognized	481,843	27,161	509,004	322,965	20,921	343,886
The impact of the corrections on the Company's disclosures of the financial effects of retail installment contract TDRs that occurred for the years ended December 31, 2014 and 2013 was as follows:

	For the Year Ended
	December 31, 2014			December 31, 2013
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Outstanding recorded investment before TDR	$3,042,731	$(121,545)	$2,921,186	$1,755,241	$(9,332)	$1,745,909
Outstanding recorded investment after TDR	$3,039,419	$(82,657)	$2,956,762	$1,747,837	$21,520	$1,769,357
Number of contracts (not in thousands)	184,640	(13,473)	171,167	116,846	(6,340)	110,506
The impact of the corrections on the Company's disclosures of retail installment contracts modified as TDRs within the previous twelve months that subsequently defaulted for the years ended December 31, 2014 and 2013 was as follows:

	For the Year Ended
	December 31, 2014			December 31, 2013
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Recorded investment in TDRs that subsequently defaulted	$419,032	$107,835	$526,867	$79,714	$250,927	$330,641
Number of contracts (not in thousands)	36,843	(4,622)	32,221	6,383	15,479	21,862
The impact of the corrections on the Company's disclosures of the carrying and fair values of finance receivables held for investment, net as of December 31, 2014:

	Finance receivables held for investment, net - Level 3
	Carrying Value
	As Reported	Corrections	As Restated
Finance receivables held for investment, net	$23,915,551	$56,508	$23,972,059
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation; specifically, retail installment contracts held for investment, personal loans, receivables from dealers, and capital lease receivables, which previously were reported as separate line items in the consolidated balance sheet, now are reported in aggregate in the consolidated balance sheet as finance receivables held for investment, net, with disclosure of the components in Note 2 – Finance Receivables and Note 3 – Leases. Additionally, related-party assets and liabilities, which previously were disclosed parenthetically and included with third party balances on the consolidated balance sheet, are now reported as separate line items in the consolidated balance sheet. The classification of related-party assets and liabilities reported in the consolidated balance sheets as of December 31, 2015 and 2014 is as follows:

Related-Party Assets and Liabilities Classification as of
December 31, 2015	December 31, 2014
Related party taxes receivable	Federal, state and other income taxes receivable
Due from affiliates	Other assets
Notes payable – related party	Notes payable – credit facilities
Related party taxes payable	Federal, state and other income taxes payable
Due to affiliates	Accrued interest payable Accounts payable and accrued expenses Other liabilities

The reclassifications in the consolidated balance sheets also are reflected in the corresponding categories in the consolidated statements of cash flows.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities, as of the date of the financial statements, and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of credit loss allowance, discount accretion, market values of loans, impairment, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.
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
Accounting Policies

Finance Receivables
Finance receivables are comprised of retail installment contracts individually acquired, purchased receivables, receivables from dealer, personal loans, and capital lease receivables. Finance receivables are classified as either held for sale or held for investment, depending on the Company’s intent and ability to hold the underlying contract until maturity or payoff. Most of the Company’s retail installment contracts held for investment are pledged under its warehouse facilities or securitization transactions.
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
The Company has elected the fair value option for certain non-performing loans acquired through the exercise of a clean-up call (Note 7). Accordingly, changes in the fair value of these finance receivables, which are based upon fair value estimates (Note 15), are reported in investment gains (losses), net, in the consolidated statements of income and comprehensive income. The fair value of finance receivables for which the Company has elected the fair value option was $6,770 and zero as of December 31, 2015 and 2014, respectively.
Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The amortization of discounts, subvention payments from manufacturers, and other origination costs on retail installment contracts held for investment acquired individually, or through a direct lending program, are recognized as adjustments to the yield of the related contract using the effective interest method. The Company estimates future principal prepayments and defaults in the calculation of the constant effective yield.
Purchased Receivables Portfolios
Receivables portfolios purchased from other lenders that are purchased at amounts less than the principal amount of those receivables, resulting in a discount to par, are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, if the discount was attributable, at least in part, to the expectation that not all contractual cash flows will be received from borrowers, which did not exist at the origination of the loans. The excess of the estimated undiscounted principal, interest, and other cash flows expected to be collected over the initial investment in the acquired loans, or accretable yield, is accreted to interest income over the expected life of the loans using the effective interest rate method.
The nonaccretable difference is the excess between the contractually required payments and the amount of cash flows, considering the impact of prepayments, expected to be collected. The nonaccretable difference is not accreted into income.

Any deterioration in the performance of the purchased portfolios results in an incremental impairment. Improvements in performance of the purchased pools that significantly increase actual or expected cash flows result in first a reversal of previously recorded impairment and then in a transfer of the excess from nonaccretable difference to accretable yield, which will be recorded as finance income over the remaining life of the receivables.
Personal Loans, Net
Personal loans, net, primarily consist of both revolving and amortizing term finance receivables acquired individually under terms of the Company’s agreements with certain third parties who originate and continue to service the loans. Personal loans also include private-label revolving lines of credit originated through the Company’s relationship with a point-of-sale lending technology company. Certain of the revolving receivables were acquired at a discount.
Interest is accrued when earned in accordance with the terms of the contract. The accrual of interest on amortizing term receivables is discontinued and reversed once a receivable becomes past due more than 60 days, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The accrual of interest on revolving personal loans continues until the receivable becomes 180 days past due, at which point the principal amount and interest are charged off. The amortization of discounts is recognized on a straight-line basis over the estimated period over which the receivables are expected to be outstanding.
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
Dealers with floorplan loans are permitted to deposit cash with the Company in exchange for a lower interest rate. This cash is commingled with the Company’s other cash and available for general use. As of December 31, 2015 and 2014, no dealer had cash on deposit with the Company.
Finance Receivables Held for Sale
Finance receivables, which may include any of the receivables described above, that the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, including those previously designated as held for investment and subsequently identified for sale, are classified as held for sale, at origination or at the time a decision to sell is made. Finance receivables designated as held for sale are carried at the lower of cost or market, as determined on an aggregate basis. Cost, or recorded investment, includes deferred net origination fees and costs, premium or discounts, accrued interest, manufacturer subvention (if any) and any direct write-down of the investment. When loans are transferred from held for investment, if the recorded investment of a loan exceeds its market value at the time of initial designation as held for sale, the Company will recognize a direct write-down of the excess of the recorded investment over market as a charge-off against the credit loss allowance. Subsequent to the initial measurement of retail installment contracts held for sale, market declines in the recorded investment, whether due to credit or market risk, are recorded through investment gains (losses), net as lower of cost or market adjustments.
Provision for Credit Losses
Provisions for credit losses are charged to operations in amounts sufficient to maintain the credit loss allowance at a level considered adequate to cover probable credit losses inherent in the finance receivables held for investment portfolio other than those classified as TDRs. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses. Provisions for credit losses are charged to operations for impairment on TDRs.
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
Term and revolving personal loans are charged off against the allowance in the month in which the accounts become 120 and 180 days contractually delinquent, respectively.
In addition to maintaining a general allowance based on risk ratings, receivables from dealers are evaluated individually for impairment with allowances established for receivables determined to be individually impaired. Receivables from dealers are charged off against these allowances at management’s discretion based on the dealer’s individual facts and circumstances.
Troubled Debt Restructurings
A modification of finance receivable terms is considered a troubled debt restructuring (TDR) if the Company grants a concession it would not otherwise have considered to a borrower for economic or legal reasons related to the debtor's financial difficulties. The Company considers TDRs to include all individually acquired retail installment contracts or personal revolving loans that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance, and none of the Company's personal term loans or dealer loans have been modified or deferred.
For TDRs, impairment is typically measured based on the difference between the net carrying value of the loan and the present value of the expected future cash flows of the loan. The loan may also be measured for impairment based on the fair value of the underlying collateral less costs to sell for loans that are collateral dependent.
Leased Vehicles, Net
Most vehicles for which the Company is the lessor are classified as operating leases, as they do not meet the accounting requirements to be classified as a capital lease. The net capitalized cost of each lease is recorded as an asset and depreciated on a straight-line basis over the contractual term of the lease to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs. Over the life of the lease, the Company evaluates the adequacy of the estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes.
Lease payments due from customers are recorded as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease are treated as a reduction to the cost basis of the underlying lease asset and are amortized on a straight-line basis over the contractual term of the lease. The amortization of manufacturer subvention payments is reflected as a reduction to depreciation expense over the life of the contract. The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a general decline in used vehicle values, indicate that an impairment may exist.
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
Repossessed Vehicles and Repossession Expense
Repossessed vehicles represent vehicles the Company has repossessed due to the borrowers’ default on the payment terms of the retail installment contracts, loans or leases. The Company generally begins repossession activity once a customer has reached 60 days past due. The customer has an opportunity to redeem the repossessed vehicle by paying all outstanding balances, including finance charges and fees. Any vehicles not redeemed are sold at auction. The Company records the vehicles currently in its inventory at the lower of cost or estimated fair value, net of estimated costs to sell. (See Notes 9 and 15.)
Repossession expense includes the costs to repossess and sell vehicles obtained due to borrower default. These costs include transportation, storage, rekeying, condition reports, legal fees and the fees paid to repossession agents.
Noncontrolling Interests
Noncontrolling interests represent the activity and net assets of two Delaware limited liability companies (the LLCs), Auto Loan Acquisition 2011-A LLC and Auto Loan Acquisition 2011-B LLC, which were formed in 2011 to purchase and hold certain loan portfolios. Two of the investors in Sponsor Auto Finance Holdings Series LP (Auto Finance Holdings), then an investor in the Company, were the equity investors in the LLCs. Although SC had no equity interest in the LLCs, it had variable interests in the LLCs, including the servicing agreements and an investment in subordinated bonds of the LLCs. Because the Company had the power, through execution of the servicing agreements, to direct the activities of the LLCs that had the most impact on the LLCs’ performance, and had the potential to absorb losses of the entities because of the investment in the bonds, SC was considered the primary beneficiary. Accordingly, these LLCs were consolidated in SC’s consolidated financial statements, with noncontrolling interest expense recorded equal to their entire net income.
On August 30, 2013, the two equity investors abandoned their interests in the LLCs, resulting in SC having full ownership of the LLCs. Accordingly, the $38,111 noncontrolling interests balance as of that date was reclassified into additional paid-in capital, net of a $14,058 adjustment to the deferred tax asset representing the change in the book-tax basis difference of SC’s investment in the LLCs. As a result of the abandonment, noncontrolling interests are no longer recorded.
Sales of Finance Receivables and Leases
The Company transfers retail installment contracts into newly formed Trusts, which then issue one or more classes of notes payable backed by the retail installment contracts.
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
While these Trusts are included in the consolidated financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to the Company's creditors or other subsidiaries.
The Company also sells retail installment contracts and leases to VIEs or directly to third parties, which the Company may determine meet sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of these transactions, the Company either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. The transferred financial assets are removed from the Company's consolidated balance sheets at the time the sale is completed. The Company generally remains the servicer of the financial assets and receives servicing fees. The Company also recognizes a gain or loss for the difference between the fair value, as measured based on sales proceeds plus (or minus) the value of any servicing asset (or liability) retained and carrying value of the assets sold.
Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits.
Restricted Cash
Cash deposited to support securitization transactions, lockbox collections, and the related required reserve accounts is recorded in the Company’s consolidated balance sheet as restricted cash. Excess cash flows generated by the securitization trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse facility or Trust.
The Company has several limited guarantees with Santander that provide explicit performance guarantees on certain servicer obligations related to the Company’s warehouse facilities and certain securitizations. As a result of those guarantees, the Company was permitted to commingle funds received on contracts that have been included in the securitizations and certain warehouse facilities, and retain and remit cash to the respective collection accounts once a month prior to the distribution dates. However, due to downgrades in Santander’s credit ratings, the commingling rights were lost during 2012, and no funds were commingled as of and subsequent to December 31, 2012.
Investments
Investments the Company expects to hold for an indefinite period of time are classified as available for sale and carried at fair value with temporary unrealized gains and losses reported as a component of other comprehensive income, net of estimated income taxes.
Investments of less than 20% ownership in privately held companies over which the Company has no significant influence are recorded using the cost method. Such investments of zero and $6,000 at December 31, 2015 and 2014, respectively, are included in other assets in the accompanying consolidated balance sheets and $6,000 in other investing activities in the accompanying consolidated statements of cash flows in 2013.
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
Furniture and Equipment
Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization on furniture and equipment for the years ended December 31, 2015, 2014, and 2013 totaled $16,111, $13,069, and $10,502, respectively. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to operations as incurred.
Goodwill and Intangibles
Goodwill represents the excess of consideration paid over fair value of net assets acquired in business combinations. Intangibles represent intangible assets purchased or acquired through business combinations, including trade names and software development costs. Certain intangibles are amortized over their estimated useful lives. Goodwill and indefinite-lived intangibles are tested for impairment at least annually as of December 31, 2015. No impairment expense was recorded in 2015, 2014, or 2013 and no accumulated impairment charges exist for goodwill or long-lived intangible assets. However, the Company's stock price has declined significantly since December 31, 2015, and it is reasonably possible that the Company may be required to record impairment of its $74,056 in goodwill, as well as its $38,300 in intangible assets not subject to amortization, in periods subsequent to December 31, 2015.
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
Interest Rate Swap Agreements — The Company uses interest rate swaps to hedge the variability of cash flows on securities issued by securitization Trusts and borrowings under the Company’s warehouse facilities. Certain interest rate swap agreements are designated and qualify as cash flow hedges, and are highly effective in reducing exposure to interest rate risk from both an accounting and an economic perspective.
At hedge inception and at least quarterly, the interest rate swap agreements designated as accounting hedges are assessed to determine their effectiveness in offsetting changes in the cash flows of the hedged items and whether those interest rate swap agreements may be expected to remain highly effective in future periods.
The Company uses change in variable cash flows to assess hedge effectiveness of cash flow hedges on a prospective and retrospective basis. At December 31, 2015, all of the Company’s interest rate swap agreements designated as cash flow hedges are deemed to be effective hedges for accounting purposes. The Company uses the dollar offset method to measure the amount of ineffectiveness and a net earnings impact occurs when the cumulative change in the value of a derivative, as adjusted, differs from the cumulative change in value of the discounted future cash flows of the forecasted transaction. The excess change in value (the ineffectiveness) is recognized in earnings.
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
The Company has also entered into interest rate swap agreements related to its securitization trusts and warehouse facilities that are not designated as hedges. These agreements are intended to reduce the risk of interest rate fluctuations. For the interest rate swap agreements not designated as hedges, any gains or losses are included in the Company’s earnings as a component of interest expense.
Interest Rate Cap Agreements — The Company purchases interest rate cap agreements to limit floating rate exposures on securities issued in credit facilities. As part of the interest rate risk management strategy, and when economically feasible, the Company may simultaneously sell a corresponding written option to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. Because these instruments entered into directly by the Company or through SPEs are not designated for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the SPEs and written option sold by the Company are recorded in interest expense on the consolidated statements of income and comprehensive income.
Warrants — The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant would allow SC to increase its ownership to approximately 22% in the investee company.
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
Recently Adopted Accounting Standards
In June 2014, the FASB issued Accounting Standards Update (ASU) 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as secured borrowings. This guidance became effective for the Company January 1, 2015, and implementation of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest. This ASU requires that debt issuance costs, as well as discounts arising from the imputation of interest, be recorded as part of the basis of the related note, rather than as a separate asset or liability. In August 2015, the FASB and SEC further clarified their views on debt costs incurred in connection with a line of credit arrangement with ASU 2015-15. The guidance should be applied retrospectively and will be effective for fiscal years beginning after December 31, 2015. Early adoption was permitted, and the Company early adopted ASU 2015-3 in its third quarter ended September 30, 2015. The adoption of this guidance had no impact to the Company’s consolidated financial statements for current or previous interim and annual reporting periods.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this standard to have a material impact to the consolidated financial statements.
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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. This standard simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP and, as a result, items that are both unusual and infrequent no longer will be separately reported net of tax after continuing operations. This guidance is effective for periods beginning after December 15, 2015. The Company does not expect the adoption to have a material impact to the consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.
In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. Once effective, the new guidance must be applied for all periods presented. The Company is in the process of evaluating the impacts of the adoption of this ASU.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

2.	Finance Receivables
Finance receivables held for investment, net is comprised of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
		As restated - Note 1
Retail installment contracts acquired individually	$23,111,146	$21,327,094
Purchased receivables	244,362	683,859
Receivables from dealers	76,025	99,490
Personal loans	941	1,779,777
Capital lease receivables (Note 3)	47,206	81,839
	$23,479,680	$23,972,059
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at December 31, 2015 and 2014:

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans (a)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance (Note 4)	(3,296,023)	(916)	—
Discount	(502,342)	—	—
Capitalized origination costs and fees	45,565	—	—
Net carrying balance	$23,111,146	$76,025	$941

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
	As restated - Note 1
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 4)	(2,669,830)	(674)	(348,660)
Discount	(597,862)	—	(1,356)
Capitalized origination costs	39,680	—	1,024
Net carrying balance	$21,327,094	$99,490	$1,779,777

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Unpaid principal balance	$359,822	$846,355

Outstanding recorded investment	$419,183	$873,134
Less: Impairment	(174,821)	(189,275)
Outstanding recorded investment, net of impairment	$244,362	$683,859

As of September 30, 2015, the Company determined that it no longer had the intent to hold its personal loans for investment and that classification of all personal loans as held for sale was appropriate as of that date. In connection with the reclassification to held for sale, the Company transferred the personal loan portfolio at the lower of cost or market with the lower of cost or market adjustment being charged off against the credit loss allowance. The net impact of the reclassification of the personal loan portfolio to held for sale was a decrease to provision expense of $13,999. Loan originations and purchases under the Company’s personal lending platform subsequent to September 30, 2015, also are classified as held for sale. Following the reclassification of personal loans to held for sale, further adjustments to the recorded investment in personal loans held for sale, whether due to customer default or declines in market value, are recorded in investment gains (losses), net in the consolidated statement of income and comprehensive income (Note 19).

At December 31, 2015, the Company determined that its intent to sell certain non-performing personal loans with an unpaid principal balance of $18,807 had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment of $17,866 through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment of $941.
The carrying value of the Company's finance receivables held for sale was comprised of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Retail installment contracts acquired individually	$905,710	$45,424
Receivables from dealers	—	1,161
Personal loans	1,962,893	—
	$2,868,603	$46,585
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the years ended December 31, 2015, 2014, and 2013 were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Sales of retail installment contracts to third parties	$7,862,520	$6,620,620	$2,505,442
Proceeds from sales of charged-off assets	122,436	26,674	121,868

The Company retains servicing of retail installment contracts sold to third parties. Total contracts sold to unrelated third parties and serviced as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Serviced balance of retail installment contracts sold to third parties	$12,155,844	$7,372,884
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 6). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, $1,087,024 and $816,100 of the unpaid principal balance represented fleet contracts with commercial borrowers as of December 31, 2015 and 2014, respectively.
Borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (13%), California (10%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at December 31, 2015 and 2014, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018.

The remaining receivables from dealers held for investment are all Chrysler Agreement-related. Borrowers on these dealer receivables are located in Virginia (40%), California (24%), New York (19%), Mississippi (9%), Missouri (7%) and other states each individually representing less than 5% of the Company’s total.

Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Balance — beginning of year	$264,416	$403,400	$816,854
Accretion of accretable yield	(89,133)	(194,996)	(493,778)
Reclassifications from nonaccretable difference	18,281	56,012	80,324
Balance — end of year	$193,564	$264,416	$403,400
During the years ended December 31, 2015 and 2014, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, in December 2015, the Company recognized certain retail installment loans with an unpaid principal balance of $95,596 held by a non-consolidated securitization Trust under an optional clean-up call (Note 7). Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 15).
3.    Leases

The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Leased vehicles	$8,862,214	$6,309,096
Less: accumulated depreciation	(1,517,198)	(804,629)
Depreciated net capitalized cost	7,345,016	5,504,467
Manufacturer subvention payments, net of accretion (a)	(845,142)	(645,874)
Origination fees and other costs	16,156	4,190
Net book value	$6,516,030	$4,862,783

(a) The Company recognized accretion of lease subvention payments, as a reduction to depreciation expense, of $465,093 and $269,252 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of $1,316,958, and a net book value of $1,155,171, to a third party. The bulk sales agreements included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 11). The Company retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, these sales generated taxable gains of $784,365 that the Company deferred through a qualified like-kind exchange program. Taxable gains of $327 that did not qualify for deferral were recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2015:

2016	$1,140,744
2017	760,665
2018	274,319
2019	8,279
2020	—
Thereafter	—
Total	$2,184,007

Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Gross investment in capital leases	$91,393	$137,543
Origination fees and other	155	78
Less unearned income	(24,464)	(46,193)
Net investment in capital leases before allowance	67,084	91,428
Less: allowance for lease losses	(19,878)	(9,589)
Net investment in capital leases	$47,206	$81,839

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of December 31, 2015:

2016	$27,393
2017	27,318
2018	26,075
2019	9,795
2020	812
Thereafter	—
Total	$91,393
4.    Credit Loss Allowance and Credit Quality

Credit Loss Allowance

The Company estimates credit losses on individually acquired retail installment contracts and personal loans held for investment not classified as TDRs based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. Loans classified as TDRs are assessed for impairment based on the present value of expected future cash flows discounted at the original effective interest rate.

The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings, and individually evaluates loans for specific impairment as necessary. The credit loss allowance for receivables from dealers is comprised entirely of general allowances as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired loans for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)
Balance — beginning of year	$2,669,830	$674	$348,660
Provision for credit losses	2,612,944	242	324,634
Charge-offs (b)	(4,061,343)	—	(695,918)
Recoveries	2,101,709	—	22,624
Impact of loans transferred to held for sale	(27,117)	—	—
Balance — end of year	$3,296,023	$916	$—

(a)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale.

(b)
Charge-offs of retail installment contracts acquired individually and personal loans include lower of cost or market adjustments of $73,388 and $377,598, respectively, which were charged off against the credit loss allowance.

	Year Ended December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	As restated - Note 1
Balance — beginning of year, as restated	$2,010,260	$1,090	$179,350
Provision for credit losses, as restated	2,276,921	(416)	434,030
Charge-offs	(3,341,047)	—	(286,331)
Recoveries	1,723,696	—	21,611
Balance — end of year, as restated	$2,669,830	$674	$348,660

	Year Ended December 31, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of year, as reported	$1,555,362	$—	$—
Correction of an error (Note 1)	(101,901)	—	—
Balance — beginning of year, as restated	$1,453,461	$—	$—
Provision for credit losses, as restated	1,630,943	1,090	192,745
Charge-offs	(2,094,149)	—	(13,413)
Recoveries	1,020,005	—	18
Balance — end of year, as restated	$2,010,260	$1,090	$179,350
The impairment activity related to purchased receivables portfolios for the years ended December 31, 2015, 2014, and 2013 was as follows:

	For the Year Ended December 31,
	2015	2014	2013
Balance — beginning of year	$188,639	$226,356	$218,640
Incremental provisions for purchased receivables portfolios	475	3,568	313,021
Incremental reversal of provisions for purchased receivables portfolios	(14,293)	(41,285)	(305,305)
Balance — end of year	$174,821	$188,639	$226,356
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the years ended December 31, 2015 and 2014 was as follows:

	For the Year Ended December 31,
	2015	2014
Balance — beginning of year	$9,589	$—
Provision for credit losses	41,196	9,991
Charge-offs	(64,209)	(804)
Recoveries	33,302	402
Balance — end of year	$19,878	$9,589
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
The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $110,972 and $90,186 as of December 31, 2015 and 2014, respectively.
A summary of delinquencies as of December 31, 2015 and 2014 is as follows:

	December 31, 2015
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,454,986	$30,442	$2,485,428
Delinquent principal over 60 days	1,191,567	17,297	1,208,864
Total delinquent principal	$3,646,553	$47,739	$3,694,292

	December 31, 2014
	Retail Installment Contracts Held for Investment			Personal Loans
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,319,203	$131,634	$2,450,837	$52,452
Delinquent principal over 60 days	1,030,580	72,473	1,103,053	138,400
Total delinquent principal	$3,349,783	$204,107	$3,553,890	$190,852

The balances in the above tables reflect total unpaid principal balance rather than net investment before allowance. As of December 31, 2015 and 2014, there were no receivables from dealers or retail installment contracts held for sale that were 31 days or more delinquent.

In early 2015, the Company increased its origination volume of loans to borrowers with limited credit bureau attributes, such as less than 36 months of history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors, such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio, are utilized to assign an internal credit score. Origination volume of these loans was $3,790,221 and $2,197,537 for the years ended December 31, 2015 and 2014, respectively. The Company's credit loss allowance forecasting models are not calibrated for this higher concentration of loans with limited bureau attributes and, accordingly, as of December 31, 2015, the Company recorded a qualitative adjustment of $157,822, increasing the allowance ratio on individually acquired retail installment contracts by 0.6% of unpaid principal balance. This adjustment was necessary to increase the credit loss allowance for additional charge offs expected on this portfolio, based on loss performance information available to date, which evidences higher losses in the first months after origination for these loans in comparison to loans with standard bureau attributes.
FICO® Distribution - A summary of the credit risk profile of the Company's consumer loans by FICO® distribution, determined at origination, as of December 31, 2015 and 2014 was as follows:

December 31, 2015
FICO® Band	Retail Installment Contracts Held for Investment
No-FICOs	16.2%
<540	23.4%
540-599	30.9%
600-639	17.3%
>640	12.2%

December 31, 2014
FICO® Band	Retail Installment Contracts Held for Investment	Personal Loans (a)
No-FICOs	11.6%	—
<540	23.4%	3.3%
540-599	28.8%	20.1%
600-639	18.1%	21.4%
>640	18.1%	55.2%

(a)	Unpaid principal balance excluded from the FICO® distribution is an insignificant amount of loans to borrowers that did not have FICO® scores at origination.

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

As discussed in Note 2, the Company has $1,087,024 of fleet retail installment contracts with commercial borrowers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of December 31, 2015, $5,466 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.
Commercial loan credit quality indicators for receivables from dealers held for investment as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Pass	$68,873	$97,903
Special Mention	8,068	2,261
Substandard	—	—
Doubtful	—	—
Loss	—	—
	$76,941	$100,164
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. For personal loans, restructurings due to credit counseling or hardship are considered TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance. As of December 31, 2015 and 2014, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s loans modified in TDRs as of December 31, 2015 and 2014:

	December 31, 2015 (1)	December 31, 2014
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
		As restated - Note 1
Outstanding recorded investment	$4,667,380	$4,100,390	$17,356
Impairment	(1,356,092)	(1,159,827)	(6,939)
Outstanding recorded investment, net of impairment	$3,311,288	$2,940,563	$10,417

(1)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.
A summary of the Company’s delinquent TDRs at December 31, 2015 and 2014, is as follows:

	December 31, 2015 (1)	December 31, 2014
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
		As restated - Note 1
Principal, 31-60 days past due	$942,021	$912,555	$1,595
Delinquent principal over 60 days	510,015	468,272	5,131
Total delinquent TDR principal	$1,452,036	$1,380,827	$6,726

(1)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.
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

	For the Year Ended
	December 31, 2015
	Retail Installment Contracts	Personal Loans (a)
Average outstanding recorded investment in TDRs	$4,424,676	$17,150
Interest income recognized	716,054	2,220

(a)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.

	For the Year Ended
	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	As restated - Note 1		As restated - Note 1
Average outstanding recorded investment in TDRs	$3,196,102	$14,061	$2,143,226	$3,260
Interest income recognized	509,004	1,679	343,886	269
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended
	December 31, 2015
	Retail Installment Contracts	Personal Loans (a)
Outstanding recorded investment before TDR	$3,482,114	$15,418
Outstanding recorded investment after TDR	$3,514,289	$15,340
Number of contracts (not in thousands)	198,325	12,501

(a)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.

	For the Year Ended
	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	As restated - Note 1		As restated - Note 1
Outstanding recorded investment before TDR	$2,921,186	$18,443	$1,745,909	$9,408
Outstanding recorded investment after TDR	$2,956,762	$18,359	$1,769,357	$9,264
Number of contracts (not in thousands)	171,167	16,614	110,506	13,196

A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted for the years ended December 31, 2015, 2014, and 2013 are summarized in the following table:

	For the Year Ended
	December 31, 2015
	Retail Installment Contracts	Personal Loans (a)
Recorded investment in TDRs that subsequently defaulted	$805,091	$5,346
Number of contracts (not in thousands)	45,840	4,919

(a)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.

	For the Year Ended
	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	As restated - Note 1		As restated - Note 1
Recorded investment in TDRs that subsequently defaulted	$526,867	$3,437	$330,641	(a)
Number of contracts (not in thousands)	32,221	3,401	21,862	(a)
(a)     Subsequent defaults on personal loan TDRs were insignificant in 2013.

5.	Goodwill and Intangibles

The carrying amount of goodwill for the years ended December 31, 2015, 2014, and 2013, was unchanged at $74,056. For each of the years ended December 31, 2015, 2014, and 2013, goodwill amortization of $5,463 was deductible for tax purposes.

The components of intangible assets at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(9,403)	$2,997
Software and technology	3 years	28,691	(16,672)	12,019
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization - trademarks		38,300	—	38,300
Total		$81,738	$(28,422)	$53,316

	December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(8,163)	$4,237
Software and technology	3 years	22,625	(11,480)	11,145
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization - trademarks		38,300	—	38,300
Total		$75,672	$(21,990)	$53,682
Amortization expense on the assets was $6,742, $6,902, and $4,509 for the years ended December 31, 2015, 2014, and 2013 respectively. Estimated future amortization expense is as follows:

2016	$7,175
2017	5,122
2018	2,719
2019	—
2020 and thereafter	—
$15,016
The weighted average remaining useful life for the Company's amortizing intangible assets was 2.9 years, 3.1 years, and 3.5 years at December 31, 2015, 2014, and 2013, respectively.

6.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of December 31, 2015 and 2014:

	December 31, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$378,301	$500,000	1.48%	$535,737	$—
Warehouse line (a)	Various	808,135	1,250,000	1.29%	1,137,257	24,942
Warehouse line (b)	July 2017	682,720	1,260,000	1.35%	809,185	20,852
Warehouse line (c)	July 2017	2,247,443	2,940,000	1.41%	3,412,321	48,589
Warehouse line	December 2017	944,877	2,000,000	1.56%	1,345,051	32,038
Repurchase facility (d)	December 2016	850,904	850,904	2.07%	—	34,166
Warehouse line	September 2017	565,399	1,000,000	1.20%	824,327	15,759
Warehouse line (e)	November 2016	175,000	175,000	1.90%	—	—
Warehouse line (e)	November 2016	250,000	250,000	1.90%	—	2,501
Total facilities with third parties		6,902,779	10,225,904		8,063,878	178,847
Lines of credit with Santander and related subsidiaries (f):
Line of credit	December 2016	500,000	500,000	2.65%	—	—
Line of credit	December 2018	—	500,000	3.48%	—	—
Line of credit (g)	December 2016	1,000,000	1,750,000	2.61%	—	—
Line of credit (g)	December 2018	800,000	1,750,000	2.84%	—	—
Line of credit	March 2017	300,000	300,000	1.88%	—	—
Total facilities with Santander and related subsidiaries		2,600,000	4,800,000		—	—
Total revolving credit facilities		$9,502,779	$15,025,904		$8,063,878	$178,847

(a)
Half of the outstanding balance on this facility matures in March 2016 and half matures in March 2017. On March 29, 2016, the facility was amended to, among other changes, extend the maturity for half of the balance to March 2017 and half to March 2018.

(b)This line is held exclusively for financing of Chrysler Capital loans.
(c)This line is held exclusively for financing of Chrysler Capital leases.

(d)	The repurchase facility is collateralized by securitization notes payable retained by the Company. This facility has rolling 30-day and 90-day maturities.
(e)These lines are collateralized by residuals retained by the Company.

(f)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of December 31, 2015 and December 31, 2014, $1,420,584 and $2,152,625, respectively, of the aggregate outstanding balances on these facilities were unsecured.

(g)
On March 4, 2016, the Company and Santander amended these debt agreements to reduce the committed amount of each line to $1,000,000. Also on March 4, 2016, the Company entered into a revolving credit facility with SHUSA with a committed amount of $1,500,000 and a maturity date of March 2019.

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
Certain of the Company's credit facilities have covenants requiring timely filing of periodic reports with the SEC. The Company has obtained waivers of all such covenants such that the non-timely filing of this Annual Report on Form 10-K for the year ended December 31, 2015 did not cause an event of default on any of the Company's facilities.
Lines of Credit with Santander and Related Subsidiaries
Through its New York branch, Santander provides the Company with $4,500,000 of long-term committed revolving credit facilities. Through SHUSA, under an agreement entered into on March 6, 2014, Santander provides the Company with an additional $300,000 of committed revolving credit, collateralized by residuals retained on its own securitizations. This facility has a maturity date of March 5, 2017.

The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and December 31, 2018, respectively. These facilities currently permit borrowing for personal lending but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
Secured Structured Financings

The following table presents information regarding secured structured financings as of December 31, 2015 and 2014:

	December 31, 2015
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$433,771	$2,525,540	0.92%-1.23%	$580,581	$84,231
2013 Securitizations	January 2019 - January 2021	2,000,915	6,689,700	0.89%-1.59%	2,577,552	267,623
2014 Securitizations	February 2020 - January 2021	2,956,273	6,391,020	1.16%-1.72%	3,894,365	313,356
2015 Securitizations	September 2019 - January 2023	7,269,037	9,317,032	1.33%-2.29%	9,203,569	577,647
Public securitizations (a)		12,659,996	24,923,292		16,256,067	1,242,857
2010 Private issuances (b)	June 2011	108,201	516,000	1.29%	240,026	6,855
2011 Private issuances	December 2018	708,884	1,700,000	1.46%	1,142,853	50,432
2013 Private issuances	September 2018-September 2020	2,836,420	2,693,754	1.13%-1.38%	4,311,481	143,450
2014 Private issuances	March 2018 - December 2021	1,541,970	3,271,175	1.05%-1.40%	2,192,495	95,325
2015 Private issuances	November 2016 - May 2020	3,017,429	3,548,242	0.88%-2.81%	3,608,497	161,778
Privately issued amortizing notes		8,212,904	11,729,171		11,495,352	457,840
Total secured structured financings		$20,872,900	$36,652,463		$27,751,419	$1,700,697
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)This securitization was most recently amended in May 2015 to extend the maturity date to May 2016.

	December 31, 2014
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2010 Securitizations	November 2017	$81,907	$1,632,420	1.04%	$234,706	$58,740
2011 Securitizations	June 2016 - September 2017	421,315	3,536,550	1.21%-2.80%	699,875	115,962
2012 Securitizations	November 2017 - December 2018	2,296,687	8,023,840	0.92%-1.68%	3,006,426	318,373
2013 Securitizations	January 2019 - January 2021	3,426,242	6,689,700	0.89%-1.59%	4,231,006	320,182
2014 Securitizations	August 2018 - January 2021	5,211,346	6,800,420	1.16%-1.72%	6,173,229	370,790
Public securitizations (a)		11,437,497	26,682,930		14,345,242	1,184,047
2010 Private issuances	June 2011	172,652	516,000	1.29%	303,361	8,009
2011 Private issuances	December 2018	859,309	1,700,000	1.46%-1.80%	1,316,903	52,524
2012 Private issuances	May 2016	5,682	70,308	1.07%	11,760	1,086
2013 Private issuances	September 2018 - September 2020	2,629,278	2,693,754	1.13%-1.38%	3,703,685	98,063
2014 Private issuances	November 2015 - December 2021	2,614,556	3,519,049	1.05%-1.85%	3,779,288	121,356
Privately issued amortizing notes		6,281,477	8,499,111		9,114,997	281,038
Total secured structured financings		$17,718,974	$35,182,041		$23,460,239	$1,465,085
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.

Notes Payable — Secured Structured Financings
The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying retail installment contracts, which back the notes. The final contractual maturity and weighted average interest rate by year on these notes at December 31, 2015, were as follows:

2016, 2.01%	$814,351
2017, 2.65%	1,228,517
2018, 1.33%	4,272,728
2019, 1.76%	5,589,111
2020, 2.28%	4,255,535
Thereafter, 2.47%	4,756,717
$20,916,959
Less: unamortized costs	(44,059)
Notes payable - secured structured financings	$20,872,900

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of December 31, 2015 and 2014, the Company had private issuances of notes backed by vehicle leases totaling $3,228,240 and $1,959,033, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method and are classified as a discount to the related recorded debt balance. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the years ended December 31, 2015, 2014, and 2013 was $291,247, $238,394, and $233,564, respectively.
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
On-balance sheet variable interest entities
The following table summarizes the assets and liabilities related to VIEs included in the Company’s consolidated financial statements:

	December 31, 2015	December 31, 2014
Restricted cash	$1,842,877	$1,626,257
Finance receivables held for sale	1,539,686	18,712
Finance receivables held for investment, net	22,891,064	21,432,284
Leased vehicles, net	6,516,030	4,862,783
Various other assets	620,482	1,283,280
Notes payable	30,611,019	27,796,999
Various other liabilities	5,379	—

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

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of December 31, 2015 and 2014, the Company was servicing $27,995,907 and $24,611,624, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts for the years ended December 31, 2015, 2014, and 2013, is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Assets securitized	$18,282,363	$14,251,258	$11,589,632

Net proceeds from new securitizations (a)	$15,232,692	$11,948,421	$9,980,538
Net proceeds from sale of retained bonds	—	—	98,650
Cash received for servicing fees (b)	704,374	632,955	506,656
Cash received upon release from reserved and restricted cash accounts (b)	—	810	9,933
Net distributions from Trusts (b)	1,283,850	1,386,833	1,482,425
Total cash received from Trusts	$17,220,916	$13,969,019	$12,078,202

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.
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
During the years ended December 31, 2015, 2014, and 2013 the Company sold $1,557,099, $1,802,461, and $1,091,282, respectively, of gross retail installment contracts to VIEs in off-balance sheet securitizations for a gain of $59,983, $72,443, and $24,575, respectively, recorded in investment gains (losses), net, in the accompanying consolidated statements of income. As of December 31, 2015 and 2014, the Company was servicing $2,663,494 and $2,157,808, respectively, of gross retail installment contracts that have been sold in these and other off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from these off-balance sheet securitization trusts for the years ended December 31, 2015, 2014, and 2013, is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Receivables securitized	$1,557,099	$1,802,461	$1,091,282

Net proceeds from new securitizations	$1,578,320	$1,894,052	$1,140,416
Cash received for servicing fees	23,848	17,000	1,863
Total cash received from securitization trusts	$1,602,168	$1,911,052	$1,142,279

During the year ended December 31, 2015, the Company settled transactions to sell residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. The Company received cash proceeds of $661,675 for the year ended December 31, 2015 related to the sale of these residual interests and retained bonds.

Each of these Trusts was previously determined to be a VIE. Prior to the sale of these residual interests, the associated Trusts were consolidated by the Company because the Company held a variable interest in each VIE and had determined that it was the primary beneficiary of the VIEs. The Company will continue to service the loans of these Trusts and may reacquire certain retail installment loans from the Trusts through the exercise of an optional clean-up call, as permitted through the respective servicing agreements. Although the Company will continue to service the loans in the associated Trusts and, therefore, will have the power to direct the activities that most significantly impact the economic performance of the trust, the Company concluded that it was no longer the primary beneficiary of the Trusts upon the sale of the Company's residual interests. As a result, the Company deconsolidated the assets and liabilities of the corresponding trusts upon their sale.

Upon settlement of these transactions, the Company derecognized $1,919,171 in assets and $1,183,792 in notes payable and other liabilities of the trust. For the year ended December 31, 2015 the sale of these interests resulted in a net decrease to provision for credit losses of $112,804, after giving effect to lower of cost or market adjustments of $73,388.

Since deconsolidation, during the year ended December 31, 2015, the Company received cash for servicing fees from the related trusts of $17,323.

In December 2015, the Company delivered notice of its intent to exercise the optional clean-up call on SDART 2011-3, a non-consolidated securitization Trust, as permitted by the applicable servicing agreement. Once the conditions of exercise of the clean-up call were met, the Company is considered to have regained effective control of the assets due to its unilateral ability to exercise the call and, therefore, recognized the assets, which had an unpaid principal balance of $95,596, and recognized a corresponding liability for the purchase price. As each other non-consolidated SDART Trust reaches the collateral balance at which its clean-up call be exercised, the Company will be required to recognize the assets of the Trust. For each of these SDART Trusts, this point is expected to be reached in 2016 or 2017.
8.    Derivative Financial Instruments
The Company manages its exposure to changing interest rates using derivative financial instruments. In certain circumstances, the Company is required to hedge its interest rate risk on its secured structured financings and the borrowings under its revolving credit facilities. The Company uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by securitization Trusts and borrowings under the Company's warehouse facilities. Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI), to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings. Ineffectiveness, if any, associated with changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings.
The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written to offset the interest rate cap agreements, and a total return swap were not designated as hedges for accounting purposes. Changes in the fair value and settlements of derivative instruments not designated as hedges for accounting purposes are reflected in earnings as a component of interest expense.
The underlying notional amounts and aggregate fair values of these agreements at December 31, 2015 and 2014, were as follows:

	December 31, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$9,150,000	$1,706	$8,020,000	$3,827
Interest rate swap agreements not designated as hedges	2,399,000	(1,306)	3,206,000	(12,175)
Interest rate cap agreements	10,013,912	32,951	7,541,385	49,762
Options for interest rate cap agreements	10,013,912	(32,977)	7,541,385	(49,806)
Total return swap	—	—	250,594	(1,736)

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
In March 2014, the Company entered into a financing arrangement with a third party whereby the Company pledged certain bonds retained in its own securitizations in exchange for $250,594 in cash. In conjunction with the financing arrangement, the Company entered into a total return swap related to the bonds as an effective avenue to monetize the Company’s retained bonds as a source of financing. The Company received the fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points. In addition, at maturity in May 2015, the Company paid the counterparty $1,339 based on the change in fair value of the bonds during the one-year term of the facility. Throughout the term of the facility, the party in a net liability position was required to post collateral. The Company had the ability to substitute collateral if a bond was set to begin amortizing. Alternatively, the amortization could be utilized to reduce the notional amount of the facility.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in International Swaps and Derivative Association (ISDA) master agreements.
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of December 31, 2015 and 2014:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2015
Interest rate swaps - Santander & affiliates	$4,607	$—	$4,607	$—	$—	$4,607
Interest rate swaps - third party	3,863	—	3,863	—	—	3,863
Interest rate caps - Santander & affiliates	12,724	—	12,724	—	—	12,724
Interest rate caps - third party	20,227	—	20,227	—	—	20,227
Total derivatives subject to a master netting arrangement or similar arrangement	41,421	—	41,421	—	—	41,421
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$41,421	$—	$41,421	$—	$—	$41,421
Total financial assets	$41,421	$—	$41,421	$—	$—	$41,421

December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946			2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015
Interest rate swaps - Santander & affiliates	$4,977	$(3,430)	$1,547	$—	$—	$1,547
Interest rate swaps - third party	3,093	(3,093)	—	—	—	—
Back to back - Santander & affiliates	12,724	(12,270)	454	—	—	454
Back to back - third party	20,253	(20,253)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	41,047	(39,046)	2,001	—	—	2,001
Total return swap	—	—	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$41,047	$(39,046)	$2,001	$—	$—	$2,001
Total financial liabilities	$41,047	$(39,046)	$2,001	$—	$—	$2,001

December 31, 2014
Interest rate swaps - Santander & affiliates	$15,783	$(4,308)	$11,475	$—	$—	$11,475
Interest rate swaps - third party	719	(191)	528	—	—	528
Back to back - Santander & affiliates	35,602	(35,602)	—	—	—	—
Back to back - third party	14,204	(14,204)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	66,308	(54,305)	12,003	—	—	12,003
Total return swap	1,736	(1,736)	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	1,736	(1,736)	—	—	—	—
Total derivative liabilities	$68,044	$(56,041)	$12,003	$—	$—	$12,003
Total financial liabilities	$68,044	$(56,041)	$12,003	$—	$—	$12,003

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at December 31, 2015 and 2014.
The gross gains (losses) reclassified from accumulated other comprehensive income to net income, and gains (losses) recognized in net income, are included as components of interest expense. The Company’s derivative instruments had effects on its consolidated statements of income and comprehensive income for the years ended December 31, 2015, 2014, and 2013 as follows:

	December 31, 2015
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(53,160)	$(50,860)
Derivative instruments not designated as hedges	$(11,880)

	December 31, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(708)	$(23,015)	$(33,235)
Derivative instruments not designated as hedges	$19,278

	December 31, 2013
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$4,062	$(19,526)
Derivative instruments not designated as hedges	$21,080

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the years ended December 31, 2015, 2014, and 2013. The Company estimates that approximately $51,000 of unrealized losses included in accumulated other comprehensive income will be reclassified to interest expense within the next twelve months.
9.    Other Assets
Other assets were comprised as follows:

	December 31, 2015	December 31, 2014
Upfront fee (a)	$110,000	$125,000
Vehicles (b)	203,906	134,926
Manufacturer subvention payments receivable (a)	132,856	70,213
Accounts receivable	27,028	18,440
Prepaids	33,183	35,906
Derivative assets (Note 8)	24,090	17,106
Other	18,581	1,825
	$549,644	$403,416

(a)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

(b)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

10.	Income Taxes
The components of the provision for income taxes for the years ended December 31, 2015, 2014, and 2013, were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Current income tax expense (benefit):		As restated - Note 1	As restated - Note 1
Federal	$37,464	$(261,655)	$65,168
State	4,908	31,200	32,987
Total current income tax expense (benefit)	42,372	(230,455)	98,155
Deferred income tax expense:
Federal	377,563	628,055	292,874
State	38,097	22,285	5,742
Total deferred income tax expense	415,660	650,340	298,616
Total income tax expense	$458,032	$419,885	$396,771
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rates for the years ended December 31, 2015, 2014, and 2013, is as follows:

	For the Year Ended December 31,
	2015	2014	2013
		As restated - Note 1	As restated - Note 1
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal income tax benefit	2.6	2.5	2.3
Valuation allowance	(0.2)	1.1	(0.2)
Electric vehicle credit	(1.5)	(1.8)	(0.9)
Other	(0.3)	(0.1)	(0.3)
Effective income tax rate	35.6%	36.7%	35.9%
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. Under the hypothetical separate company method, SC recorded a deemed contribution from affiliates in the amount of $926, which is included in additional paid-in capital section in the accompanying consolidated balance sheets. At December 31, 2015, the Company had a net payable to affiliates under the tax sharing agreement of $342, which was included in Related party taxes payable in the consolidated balance sheet. At December 31, 2014, the Company had a net receivable from affiliates under the tax sharing agreement of $459, which was included in Related party taxes receivable in the consolidated balance sheet.

The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities at December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:		As restated - Note 1
Debt issuance costs	$3,502	$3,728
Receivables	553,586	616,799
Derivatives	—	2,444
Capital loss carryforwards	27,013	27,150
Net operating loss carryforwards	198,573	6,791
Equity-based compensation	41,677	29,418
Credit carryforwards	79,037	42,780
Other	29,499	35,221
Total gross deferred tax assets	932,887	764,331
Deferred tax liabilities:
Capitalized origination costs	(12,188)	(11,567)
Goodwill	(13,198)	(11,136)
Leased vehicles	(1,767,901)	(1,183,267)
Furniture and equipment	(13,212)	(14,325)
Original purchase discount on investments	—	(616)
Derivatives	(356)	—
Other	(3,795)	(2,763)
Total gross deferred tax liabilities	(1,810,650)	(1,223,674)
Valuation allowance	(30,489)	(32,901)
Net deferred tax asset (liability)	$(908,252)	$(492,244)

At December 31, 2015 and 2014, the Company’s largest deferred tax liability was leased vehicles of $1,767,901 and $1,183,267, respectively. The increase in this liability is due to accelerated depreciation taken for tax purposes.
The Company began generating qualified plug-in electric vehicle credits in 2013; the credit carryforwards will begin expiring in 2034.
In addition to the net operating losses included in deferred income tax assets in the above table, the Company had approximately $70,929 of income tax deductions related to share-based payments that are in excess of the amount recognized in the accompanying financial statements as of December 31, 2015. When these benefits are realized in the Company's tax returns as a reduction of taxes that otherwise would have been required to be paid in cash, the Company will recognize these excess benefits as an increase in additional paid in capital on an after-tax basis, which at current income tax rates would approximate $26,457. The Company uses the "tax law ordering" method when determining when excess tax benefits have been realized.
As of December 31, 2015, the Company had federal net operating loss carryforwards of $613,557, which will begin to expire in 2036, state net operating loss carryforwards of $181,383, which will begin to expire in 2018, and capital loss carryforwards of $72,419, which will begin to expire in 2017.
As of December 31, 2015 and 2014, the Company had recorded a valuation allowance for capital loss carryforwards and state tax net operating loss carryforwards for which it does not have a tax-planning strategy in place. A rollforward of the valuation allowance for the years ended December 31, 2015, 2014, and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Valuation allowance, beginning of year	$32,901	$19,942	$22,381
Provision (release)	(2,412)	12,959	(2,439)
Valuation allowance, end of year	$30,489	32,901	$19,942

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for each of the years ended December 31, 2015, 2014, and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits balance, January 1	$166	$1,487	$2,146
Additions for tax positions of prior years	70	5,472	—
Reductions for tax positions of prior years	(11)	(3,783)	—
Reductions as a result of a lapse of the applicable statute of limitations	—	(2,473)	(754)
Settlements	—	(537)	95
Gross unrecognized tax benefits balance, December 31	$225	$166	$1,487

At December 31, 2015, 2014, and 2013, there were $95, $26 and $1,020, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Accrued interest and penalties associated with uncertain tax positions are recognized as a component of the income tax provision. Accrued interest and penalties of $85 and $55 are included with the related tax liability line in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.
At December 31, 2015, the Company believes that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease to zero in the next twelve months due to ongoing activities with various taxing jurisdictions that the Company expects may give rise to settlements or the expiration of statute of limitations. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.
The Company is subject to examination by federal and state taxing authorities. Periods subsequent to December 31, 2010 are open for audit by the IRS. The SHUSA consolidated return, of which the Company is a part through December 31, 2011, is currently under IRS examination for 2011. The Company's separate returns for 2012, 2013, and 2014 are also under IRS examination. Periods subsequent to December 31, 2008, are open for audit by various state taxing authorities.
11.    Commitments and Contingencies

The Company is obligated to make purchase price holdback payments to a third party originator of auto loans that the Company has purchased, when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected. The balance of these pools totaled $11,998 and $57,883 as of December 31, 2015 and 2014, respectively.
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer’s established credit limit. At December 31, 2015, there was an outstanding balance of $26,941 and a committed amount of $27,385.
Under terms of agreements with LendingClub, the Company was committed to purchase, at a minimum, through December 31, 2015, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate "near-prime" (as that term is defined in the agreements) originations and, thereafter through July 2017, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate near-prime originations. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, the Company sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.
The Company committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, the Company has not recorded an allowance for unfunded commitments. As of December 31, 2015 and December 31, 2014, the Company was obligated to purchase $12,486 and $7,706, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, the Company and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by the Company, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.
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
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. Adjustments for the years ended December 31, 2015 and 2014 totaled a net downward adjustment of $4,192 and a net upward adjustment of $399, respectively.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2015, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.
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
The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, the Company executed an amendment to the servicing agreement with CBP, which increased the servicing fee the Company receives. The Company and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600,000 and a minimum of $250,000 per quarter to a maximum of $200,000 and a minimum of $50,000 per quarter, as may be adjusted according to the agreement. In January 2016, the Company executed an amendment to the servicing agreement with CBP which decreased the servicing fee the Company receives on loans sold to CBP by the Company under the flow agreement.
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
In connection with the bulk sales of Chrysler Capital leases to a third party (Note 3), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability was $2,893, net, as of December 31, 2015.
On March 31, 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200,000 in proceeds. On June 29, 2015, the Company and the third party executed an amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $275,000. On September 30, 2015, the Company and the third party executed a second amendment to the forward flow asset sale agreement, which required sales to occur quarterly. On November 13, 2015, the Company and the third party executed a third amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $350,000. However, any sale more than $275,000 is subject to a market price check. As of December 31, 2015, the remaining aggregate commitment was $200,707.

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $8,965, $9,651 and $5,627 for the years ended 2015, 2014, and 2013, respectively. The remaining obligation under lease commitments at December 31, 2015 are as follows:

2016	$12,863
2017	11,701
2018	12,532
2019	12,677
2020	13,015
Thereafter	69,863
$132,651

Legal Proceedings

Periodically, the Company is party to, or otherwise involved in, various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York (the Steck Lawsuit). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas, and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against the Company, certain of its current and former directors and executive officers, and certain institutions that served as underwriters in the Company's IPO. Each lawsuit was brought by a purported stockholder of the Company seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to the Company's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleged that the Registration Statement and Prospectus contained misleading statements concerning the Company’s auto lending business and underwriting practices. Each lawsuit asserted claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief. In February 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed with prejudice. In June 2015, the venue of the Steck Lawsuit was transferred from the Southern District of New York to the Northern District of Texas. On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614. The lawsuit names as defendants current and former members of the Company’s board of directors, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s subprime auto lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief.

Further, the Company is party to or is periodically otherwise involved in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the Consumer Finance Protection Bureau (CFPB), the Department of Justice (DOJ), the Securities and Exchange Commission (the SEC or Commission), the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the Commission requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation.

On November 4, 2015, the Company entered into an Assurance of Discontinuance (AOD) with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG had alleged that the Company violated the maximum permissible interest rates allowed by Massachusetts law due to the inclusion of Guaranteed Auto Protection (GAP) in the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150 to the Massachusetts AG to reimburse its costs in implementing the AOD.

On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires SC to pay a civil fine in the amount of $55, as well as at least $9,360 to affected servicemembers consisting of $10 plus compensation for any lost equity (with interest) for each repossession by SC, and $5 for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires the Company to undertake additional remedial measures.

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
12.    Related-Party Transactions

Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the years ended December 31, 2015, 2014, and 2013 was as follows:

	For the Year Ended December 31,
	2015	2014	2013
Line of credit agreement with Santander - New York Branch (Note 6)	$96,753	$92,209	$62,845
Line of credit agreement with SHUSA (Note 6)	5,299	4,299	—
Letter of credit facility with Santander - New York Branch (Note 6)	—	507	526

Accrued interest for affiliate lines/letters of credit at December 31, 2015 and 2014, were comprised as follows:

	December 31, 2015	December 31, 2014
Line of credit agreement with Santander - New York Branch (Note 6)	$6,015	$7,750
Line of credit agreement with SHUSA (Note 6)	267	242
Letter of credit facility with Santander - New York Branch (Note 6)	—	128

In August 2015, under a new agreement with Santander, the Company agreed to begin paying Santander a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $2,282 for the year ended December 31, 2015. As of December 31, 2015, the company had $2,282 of related fees payable to Santander.
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $13,739,000 and $16,330,771 at December 31, 2015 and 2014, respectively (Note 8). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $20,775 and $32,118 at December 31, 2015 and 2014, respectively. Interest expense on these agreements includes amounts totaling $58,019, $44,366, and $29,698 for the years ended December 31, 2015, 2014, and 2013, respectively.
Until October 1, 2014, the Company had an origination and servicing agreement with SBNA whereby the Company provided SBNA with the first right to review and assess Chrysler Capital dealer lending opportunities and, if SBNA elected, to provide the proposed financing. The Company provided servicing on all loans originated under this arrangement and was eligible to receive a servicer performance payment based on performance of the serviced loans. The Company also provided servicing on dealer loans sold to SBNA that were not subject to the servicer performance payment. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $4,289 and $822 for the years ended December 31, 2014 and 2013, respectively, and the Company received $4,610 and $165 for the years ended December 31, 2014 and 2013, respectively, in servicer performance payments.
Effective October 1, 2014, the origination and servicing agreements were terminated and replaced with revised agreements requiring SC to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and requiring SBNA to pay SC a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. As of December 31, 2015 and 2014, the Company had relationship management fees receivable from SBNA of $419 and $450, respectively. The Company recognized $6,976 and $11 of relationship management fee income for the years ended December 31, 2015 and 2014, respectively. These agreements also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SC, from SC to SBNA. Servicing fee expense under this new agreement totaled $253 and $80 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had $37 and $28, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of December 31, 2015 or 2014 for such advances.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $2,737 and zero related to such originations as of December 31, 2015 and 2014, respectively.
The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to SC in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of December 31, 2015 and 2014, the unamortized fee balance was $6,750 and $7,650, respectively. The Company recognized $900, $900, and $450 of income related to the referral fee for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $2,500, $9,990, and $14,775 for the years ended December 31, 2015, 2014, and 2013, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Total serviced portfolio	$692,291	$896,300
Cash collections due to owner	19,302	21,415
Servicing fees receivable	1,476	2,171
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. The Company also services leases it sold to SBNA in 2014. Origination fee income recognized under the agreement totaled $8,431 and $24,478 for the years ended December 31, 2015 and 2014, respectively. Servicing fee income recognized on leases serviced for SBNA totaled $6,977 and $3,041 for the years ended December 31, 2015 and 2014, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Total serviced portfolio	$2,198,519	$1,989,967
Cash collections due to owner	132	1
Lease fundings due from owner	—	3,365
Origination and servicing fees receivable	784	10,345
Revenue share reimbursement receivable	1,370	1,694
On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SC indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, SC established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SC, in the case of payments and sale proceeds. As of December 31, 2015 and 2014, the balance in the collateral account was $34,516 and $44,805, respectively. For the years ended December 31, 2015, 2014, and 2013, the Company recognized indemnification expense of $3,142, zero, and zero, respectively. As of December 31, 2015 and 2014, the Company had a recorded liability of $2,691 and zero, respectively, related to the residual losses covered under the agreement.
The Company periodically sells loan and lease contracts to affiliates under certain agreements. Although no such sales occurred during the year ended December 31, 2015, the Company sold leases with a depreciated net capitalized cost of $369,114 and a net book value of $317,275 in Chrysler Capital leases to SBNA. This sale was effected through the transfer of a special unit of beneficial interest (SUBI) in SC's titling trust. Proceeds from the sale were $322,851 for a gain of $4,570 for the year ended December 31, 2014. SC retained servicing on the sold leases.
On September 16, 2014, the Company sold $18,227 of receivables from dealers to SBNA, resulting in a gain of $347. The Company was entitled to additional proceeds on this sale totaling $694 if certain conditions, including continued existence and performance of the sold loans, are met at the first and second anniversaries of the sale. At the first anniversary date of the sale, which occurred during the year ended December 31, 2015, the Company received $346 in additional proceeds related to the sale due to the satisfaction of conditions specified at the time of the sale.
In December 2015, the Company formed a new wholly-owned subsidiary, Santander Consumer International PR, LLC (SCI), and SCI opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of December 31, 2015, SCI had cash of $4,920 on deposit with Banco Santander Puerto Rico.
During 2015, Santander Investment Securities Inc. (SIS), an affiliated entity, purchased a portion of the Class B notes of SDART 2013-3, a consolidated securitization Trust, with a principal balance of $725. As of December 31, 2015, the unpaid note balance of the Class B notes owned by SIS was $510. In addition, SIS purchased an investment of $2,000 in the Class A3 notes of CCART 2013-A, a securitization Trust formed by the Company in 2013. Although CCART 2013-A is not a consolidated entity of the Company, the Company continues to service the assets of the associated trust. SIS also serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the years ended December 31, 2015, 2014, and 2013 totaled $550, $350, and $200, respectively, and are included in debt issuance costs in the accompanying consolidated financial statements.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of "other operating costs" in the accompanying consolidated statements of income, totaled $161, $135, and $152 for the year ended December 31, 2015, 2014, and 2013, respectively.
The Company is party to a Master Service Agreement (MSA) with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review point-of-sale credit applications of retail store customers. Under terms of the MSA, the Company originated personal revolving loans of $23,504, $17,357, and $139 during the years ended December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2015, the company fully impaired its cost method investment in this entity and recorded a loss of $6,000 in 'investment gains (losses), net' in the accompanying consolidated statement of income and comprehensive income. On March 24, 2016, the Company notified most of the retailers for which it reviews credit applications that it will no longer fund new originations effective April 11, 2016.
On July 2, 2015, the Company announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and CEO of the Company, effective as of the close of business on July 2, 2015. In connection with his departure, and subject to the terms and conditions of his Employment Agreement, including Mr. Dundon's execution of a release of claims against the Company, Mr. Dundon became entitled to receive certain payments and benefits under his Employment Agreement. Subject to limitations of banking regulators and applicable law, the Separation Agreement also provided for the modification of terms for certain equity-based awards (Note 16). Certain of the payments, agreements to make payments, and benefits may be effective only upon receipt of certain required regulatory approvals.
During the year ended December 31, 2015, the Company recognized $12,340 in severance-related expenses, and $9,881 in stock compensation expense in connection with Mr. Dundon’s departure and the terms of the Separation Agreement. As of December 31, 2015, the Company had recorded a liability for $115,139 in contemplation of the payments and benefits due under the terms of the Separation Agreement. Mr. Dundon will continue to serve as a Director of the Company's Board, and will serve as a consultant to the Company for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required bank regulatory approvals. As of December 31, 2015, the Company has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement.
On July 2, 2015, Mr. Dundon entered into a Separation Agreement with the Company, DDFS LLC, SHUSA and Santander, under which his roles as Chairman of the Board and CEO were terminated effective as of that date. The Separation Agreement provided, among other things, that Mr. Dundon resign as Chairman of the Board, as CEO of the Company and as an officer and/or director of any of the Company’s subsidiary companies. Also, in connection with, and pursuant to, the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander entered into an amendment to the Shareholders Agreement (the Second Amendment). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of Company Common Stock owned by DDFS LLC in accordance with the terms and conditions of the Shareholders Agreement, the definition of the term “Average Stock Price” to mean $26.83. Pursuant to the Separation Agreement, SHUSA was deemed to have delivered as of July 3, 2015 an irrevocable notice to exercise the call option with respect to all 34,598,506 shares of our Common Stock owned by DDFS and consummate the transactions contemplated by such call option notice, subject to the receipt of required bank regulatory approvals and any other approvals required by law (the “Call Transaction”). Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300,000 revolving loan which as of December 31, 2015 had an unpaid principal balance of approximately $290,000. Pursuant to the Loan Agreement, 29,598,506 shares of the Company’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the Pledge Agreement). Because the Call Transaction was completed on or before the Call End Date, interest will accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company Common Stock ultimately sold in the Call Transaction. The Shareholder Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $928,278 plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated and remains subject to receipt of applicable regulatory approvals.

Pursuant to the Loan Agreement, if at any time the value of the Common Stock pledged under the Pledge Agreement is less than 150% of the aggregate principal amount outstanding under the Loan Agreement, DDFS LLC has an obligation to either (a) repay a portion of such outstanding principal amount such that the value of the pledged collateral is equal to at least 200% of the outstanding principal amount, or (b) pledge additional shares of Company Common Stock such that the value of the additional shares of Common Stock, together with the 29,598,506 shares already pledged under the Pledge Agreement, is equal to at least 200% of the outstanding principal amount. As of the date of this proxy statement, the value of the pledged collateral is less than 150% of aggregate principal amount outstanding under the Loan Agreement, and DDFS LLC has not taken any of the collateral posting actions described in clauses (a) or (b) above. If Santander declares the borrower’s obligations under the Loan Agreement due and payable as a result of an event of default (including with respect to the collateral posting obligations described above), under the terms of the Loan Agreement and the Pledge Agreement, Santander’s ability to rely upon the shares of Company Common Stock subject to the Pledge Agreement is, subject to certain exceptions, limited to the exercise by SHUSA and/or Santander of the right to deliver the call option notice and to consummate the Call Transaction at the price specified in the Shareholders Agreement. If the borrower fails to pay obligations under the Loan Agreement when due, including because of Santander’s declaration of such obligations as due and payable as a result of an event of default, a higher default interest rate will apply to such overdue amounts.
In connection with, and pursuant to, the Separation Agreement, on July 2, 2015, DDFS LLC and Santander entered into an amendment to the Loan Agreement and an amendment to the Pledge Agreement that provide, among other things, that outstanding balance under the Loan Agreement shall become due and payable upon the consummation of the Call Transaction and that the amount otherwise payable to DDFS LLC under the Call Transaction shall be reduced by the amount outstanding under the Loan Agreement, including principal, interest and fees, and further that any net cash proceeds received by DDFS LLC on account of sales of Company Common Stock after the Call End Date shall be applied to the outstanding balance under the Loan Agreement. The revolving loan has a final maturity date of April 15, 2016.
During the year ended December 31, 2015, the Company paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate, and the amount of reimbursement is not subject to a maximum cap per fiscal year. For the years ended December 31, 2015, 2014, and 2013, the Company paid $404, $577, and $496, respectively, to Meregrass, Inc., the company managing the plane's operations, with an average rate of $5.8 per hour.
Under an agreement with Mr. Dundon, the Company is provided access to a suite at an event center that is leased by Mr. Dundon, and which the Company uses for business purposes. The Company reimburses Mr. Dundon for the use of this space on a periodic basis. During the year ended December 31, 2015, the Company reimbursed Mr. Dundon $200 for the use of this space.
As of December 31, 2015, Jason Kulas, the Company's current CEO, Mr. Dundon, and a Santander employee who was a member of the SC Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. Per the rental agreement, the Company was not required to pay base rent until February 2015. During the year ended December 31, 2015, the Company paid $5,035 in lease payments on this property. Future minimum lease payments over the 12-year term of the lease, which extends through 2026, total $75,402.
The Company is party to certain agreements with a third party retailer whereby the Company is committed to purchase receivables originated by the retailer for an initial term ending in April 2020 and renewable through April 2022 at the retailer's option. In November 2014, Capmark Financial Group Inc., an investment company (Capmark), a company of which affiliates of Centerbridge Partners, L.P., a private equity firm (Centerbridge) owned an approximately 32% interest, acquired the retailer. Prior to SC's IPO in January 2014, Centerbridge had a 7% indirect ownership interest in SC. Immediately after the IPO, Centerbridge had an approximately 1% interest in SC, which had decreased to less than 1% by December 31, 2014 and further decreased to zero in February 2015. Further, an individual that was a member of SC's Board until July 15, 2015, is a member of Centerbridge management and also serves on the board of directors of Capmark. During the year ended December 31, 2015, but only through the date these individuals last were considered related parties (July 15, 2015), the Company advanced $442,339 to the retailer, and received $575,179 in payments on receivables originated under its agreements with the retailer.
At December 31, 2014, the Company had tax indemnification payments receivable of $5,504 representing reimbursement of tax indemnification payments made to the original equity investors in two investment partnerships now owned by the Company. One of the equity investors, Centerbridge, also was an investor in SC until February

2015, and both investors had representation on SC's board until July 15, 2015. These payments are expected to be recovered through tax refunds passed through to the Company as the original investors recognize tax losses related to the investments. The Company also paid expenses totaling zero, $37, and $499 for the years ended December 31, 2015, 2014, and 2013 on behalf of the former managing member of the investment partnerships. The former managing member was an investor in Auto Finance Holdings.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Cash paid (received) during the year for:
Interest	$635,558	$541,705	$417,128
Income taxes	(190,663)	278,210	465,828
Noncash investing and financing transactions:
Acquisition of noncontrolling interests	$—	$—	$38,111
Transfer of revolving credit facilities to secured structured financings	193,180	—	—
Transfer of personal loans to held for sale	1,883,251	—	—

During the year ended December 31, 2015, the Company deconsolidated certain Trusts from the consolidated balance sheet following the sale of its retained interests in the respective Trusts (Note 7). Upon deconsolidation, the Company derecognized $1,919,171 in assets, including $170,144 in restricted cash, and $1,183,792 in notes payable and other liabilities of the Trusts.

14.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of earnings per share excludes 1,662,719, 1,406,204, and zero employee stock options for the years ended December 31, 2015, 2014, and 2013, respectively, as the effect of those securities would be anti-dilutive. The following table represents EPS numbers for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014	2013
Earnings per common share		(As Restated - Note 1)	(As Restated - Note 1)
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$827,293	$724,237	$710,611
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	354,636	348,139	346,172
Weighted average number of participating restricted common shares outstanding (in thousands)	467	584	6
Weighted average number of common shares outstanding (in thousands)	355,103	348,723	346,178
Earnings per common share	$2.33	$2.08	$2.05

Earnings per common share - assuming dilution
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$827,293	$724,237	$710,611
Weighted average number of common shares outstanding (in thousands)	355,103	348,723	346,178
Effect of employee stock-based awards (in thousands)	3,784	6,999	—
Weighted average number of common shares outstanding - assuming dilution (in thousands)	358,887	355,722	346,178
Earnings per common share - assuming dilution	$2.31	$2.04	$2.05
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

Fair value estimates, methods, and assumptions are as follows:

		December 31, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
				As Restated - Note 1
Cash and cash equivalents (a)	1	$18,893	$18,893	$33,157	$33,157
Finance receivables held for sale, net (b)	3	2,868,603	2,889,043	46,585	46,585
Finance receivables held for investment, net (c)	3	23,479,680	24,960,092	23,972,059	25,576,337
Restricted cash (a)	1	2,236,329	2,236,329	1,920,857	1,920,857
Notes payable — credit facilities (d)	3	6,902,779	6,902,779	6,402,327	6,402,327
Notes payable — secured structured financings (e)	2	20,872,900	20,917,733	17,718,974	17,810,062
Notes payable — related party (f)	3	2,600,000	2,600,000	3,690,000	3,690,000

(a)
Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, is at an approximated fair value as the instruments mature within 90 days or less and bear interest at market rates.

(b)
Finance receivables held for sale, net — Finance receivables held for sale, net are comprised of retail installment contracts acquired individually and personal loans and are carried at the lower of cost or market, as determined on an aggregate basis for each type of receivable.

•
Retail installment contracts acquired individually — The estimated fair value is based on prices obtained in recent market transactions or expected to be obtained in the subsequent sales for similar assets.

•
Personal loans — The estimated fair value for personal loans held for sale is calculated based on a combination of estimated cash flows and market rates for similar loans with similar credit risks and a discounted cash flow analysis (DCF) in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

(c)
Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. The estimated fair value for the underlying financial instruments are determined as follows:

•
Retail installment contracts held for investment, net — The estimated fair value is calculated based on a DCF in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, expected recovery rates, discount rates reflective of the cost of funding, and credit loss expectations.

•
Receivables from dealers held for investment and Capital lease receivables, net — Receivables from dealers held for investment and capital lease receivables are carried at amortized cost, net of credit loss allowance and gross investments, net of unearned income and allowance for lease losses, respectively. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

(d)
Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.

(e)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market quotes for the Company’s publicly traded debt and estimated market rates currently available from recent transactions involving similar debt with similar credit risks.

(f)
Notes payable — related party — The carrying amount of notes payable to a related party is estimated to approximate fair value as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$20,227	$—	$20,227	$—
Due from affiliates — trading interest rate caps (a)	12,724	—	12,724	—
Other assets — cash flow hedging interest rate swaps (a)	3,863	—	3,863	—
Due from affiliates — cash flow hedging interest rate swaps (a)	3,431	—	3,431	—
Due from affiliates — trading interest rate swaps (a)	1,176	—	1,176	—
Other liabilities — trading options for interest rate caps (a)	20,253	—	20,253	—
Due to affiliates — trading options for interest rate caps (a)	12,724	—	12,724	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,093	—	3,093	—
Due to affiliates — cash flow hedging interest rate swaps (a)	2,496	—	2,496	—
Due to affiliates — trading interest rate swaps (a)	2,481	—	2,481	—
Retail installment contracts acquired individually (b)	6,770	—	—	6,770

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,160	$—	$14,160	$—
Due from affiliates — trading interest rate caps (a)	35,602	—	35,602	—
Other assets — cash flow hedging interest rate swaps (a)	2,796	—	2,796	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,823	—	4,823	—
Other assets — trading interest rate swaps (a)	150	—	150	—
Due from affiliates — trading interest rate swaps (a)	385	—	385	—
Other liabilities — trading options for interest rate caps (a)	14,204	—	14,204	—
Due to affiliates — trading options for interest rate caps (a)	35,602	—	35,602	—
Other liabilities — cash flow hedging interest rate swaps (a)	476	—	476	—
Due to affiliates — cash flow hedging interest rate swaps (a)	3,316	—	3,316	—
Other liabilities — trading interest rate swaps (a)	243	—	243	—
Due to affiliates — trading interest rate swaps (a)	12,467	—	12,467	—
Other liabilities — total return swap (c)	1,736	—	1,736	—

(a)
The valuation of swaps and caps is determined using widely accepted valuation techniques including a DCF on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 8).

(b)
For certain retail installment contracts reported in finance receivables held for investment, net, the Company has elected the fair value option. The fair values of the retail installment contracts are estimated using a DCF model. When estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding of debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investment are classified as Level 3.

(c)	The total return swap was valued based on the estimated market value of the underlying bonds pledged to the associated credit facility.

The table below presents the changes in all Level 3 balances for the year ended December 31, 2015:

Retail Installment Contracts Held for Investment
Fair value, December 31, 2014	$—
Additions / issuances	6,770
Fair value, December 31, 2015	$6,770
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2015 and 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value adjustment recognized in earnings
Other assets — vehicles (a)	$203,906	$—	$203,906	$—	$—
Personal loans held for sale (b)	$1,962,893	$—	$—	$1,962,893	$609,869

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value adjustment recognized in earnings
Other assets — vehicles (a)	$134,926	$—	$134,926	$—	$—
(a) Represents vehicles in repossession or lease termination status at year-end, which have been charged off against credit loss allowance at fair value.
(b) Represents the portion of the portfolio specifically impaired during 2015.
The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.
The estimated fair value for personal loans held for sale is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a discounted cash flow analysis (DCF) in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.
16.    Employee Benefit Plans
SC Compensation Plans — Beginning in 2012, the Company granted stock options to certain executives, other employees, and independent directors under the 2011 Management Equity Plan (the Plan). The Plan was administered by the Board and enabled the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), or 8.5% of the equity invested in the Company as of December 31, 2011. The Plan expired on January 31, 2015 and, accordingly, no further awards will be made under this plan. In December 2013, the Board established the Omnibus Incentive Plan, which enables the Company to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), and other awards that may be settled in or based upon the value of the Company's common stock up to a total of 5,192,640 common shares.
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
On December 28, 2013, the Board approved certain changes to the Plan and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also, on December 28, 2013, the Company granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $8,851 and $2,471 recorded for the years ended December 31, 2015 and 2014, respectively. Compensation expense recognized during the year ended December 31, 2015 included $7,210 related to the acceleration of vesting of restricted stock awards modified in accordance with the Separation Agreement with Mr. Dundon.

On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. The Company received no proceeds from the IPO. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845. Also, in connection with the IPO, the Company granted additional stock options under the Plan to certain executives, other employees, and an independent director with an estimated compensation cost of $10,216, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the year ended December 31, 2015 to employees; the estimated compensation cost associated with these additional grants is $3,266 and will be recognized over the vesting periods of the awards.
A summary of the Company’s stock options and related activity as of and for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	21,357,911	$10.82	7.2	$187,637
Granted	433,844	24.29
Exercised	(8,953,812)	9.85		(124,132)
Expired	(15,197)	9.73
Forfeited	(300,040)	16.62
Options outstanding at December 31, 2015	12,522,706	$11.84	6.4	$50,163
Options exercisable at December 31, 2015	9,619,940	$11.09	6.2	$45,773
Options expected to vest at December 31, 2015	2,574,904	$14.49	6.9
In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company granted RSUs in February and April 2015. Under the Omnibus Incentive Plan, a portion of the RSUs vested immediately upon grant, and a portion will vest annually over the next three years. In June 2015, as part of a separate grant under the Omnibus Incentive Plan, the Company granted certain officers RSUs that vest over a three-year period, with vesting dependent on Banco Santander performance over that time. After vesting, stock obtained by employees and officers through RSUs must be held for one year. In October 2015, the Company granted, under the Omnibus Incentive Plan, certain directors RSUs that vest upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date. In December 2015, the Company granted a new officer RSUs that will vest in equal portions on each of the first three anniversaries of the grant date.
Subject to limitations of banking regulators and applicable law, Mr. Dundon’s Separation Agreement provided that his unvested restricted stock awards would vest in full in accordance with their terms and his unvested stock options would vest in full. Further, on July 2, 2015, Mr. Dundon exercised a right under the Separation Agreement to settle his options for a cash payment. In addition, any service-based vesting requirements that were applicable to Mr. Dundon’s outstanding RSUs in respect of his 2014 annual bonus were waived, and such RSUs continue to vest and be settled in accordance with the underlying award agreement. Because, as of the date hereof, these actions have not been approved by banking regulators.
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
Following the modification of Mr. Dundon's stock option awards, subject to limitations of banking regulators and applicable law, the Company determined that the modified stock option awards should no longer be accounted for within equity, and should be recognized as a liability at fair value. In addition, the modification and vesting of Mr. Dundon's unvested RSUs also resulted in the Company recognizing additional stock compensation expense based upon the fair value of the restricted stock awards on the date of the modification. The Company transferred $102,799 from "Additional paid-in capital" to "Due to affiliates" (Note 12) in connection with the stock option modification and cash settlement option exercise, and recognized an additional $9,881 in stock compensation expense during the year ended December 31, 2015, for all equity-based award modifications. As of December 31, 2015, the Company had not made any payments associated with Mr. Dundon's exercise of the cash settlement option, and the Company had recorded a liability in "Due to affiliates" of $102,799 associated with the modified awards.
A summary of the status and changes of the Company's nonvested stock options as of and for the year ended December 31, 2015, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	4,487,731	$6.72
Granted	433,844	8.10
Vested	(1,703,572)	7.08
Forfeited or expired	(315,237)	7.02
Non-vested at December 31, 2015	2,902,766	$6.68
At December 31, 2015, total unrecognized compensation expense for non-vested stock options granted was $11,943, which is expected to be recognized over a weighted average period of 2.4 years.
The following summarizes the assumptions used for estimating the fair value of stock options granted under the Management Equity Plan to employees for the years ended December 31, 2015, 2014, and 2013.

	For the Year Ended December 31,
	2015	2014	2013
Assumption
Risk-free interest rate	1.64% - 1.97%	1.94% - 2.12%	1.08% - 1.11%
Expected life (in years)	6.0 - 6.5	6.0 - 6.5	6.5
Expected volatility	32% - 48%	49% - 51%	50%
Dividend yield	1.6% - 2.7%	2.3% - 4.2%	0.38%
Weighted average grant date fair value	$6.92 - $9.67	$7.54 - $8.38	$6.56 - $7.46
Santander Stock-Based Compensation Plan— Santander previously established a stock-based compensation
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
The Company recognized compensation expense related to this plan totaling zero, zero, and $187 during the years ended December 31, 2015, 2014, and 2013, respectively.
Defined Contribution Plan— The Company sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their base salary, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their base salary, with matching contributions of 100% of employee contributions. The total amount contributed by the
Company in 2015, 2014, and 2013, was $9,498, $7,923, and $5,867, respectively.

17.    Shareholders' Equity
Treasury Stock
The Company had 69,005 and 52,141 shares of treasury stock outstanding with a cost of $1,250 and $983 as of December 31, 2015 and 2014, respectively. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the company. Additionally, 16,864 and 48,987 shares were withheld in December 2015 and 2014, respectively, to cover income taxes related to the vesting of restricted stock units awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on investments available for sale	Total
Balance - January 1, 2013	$(12,416)	$3,252	$(9,164)
Other comprehensive income (loss) before reclassifications	(2,761)	(2,490)	(5,251)
Amounts reclassified out of accumulated other comprehensive income (loss)	12,324	(762)	11,562
Balance - December 31, 2013	(2,853)	—	(2,853)
Other comprehensive income (loss) before reclassifications	(14,636)	—	(14,636)
Amounts reclassified out of accumulated other comprehensive income (loss)	21,042	—	21,042
Balance - December 31, 2014	3,553	—	3,553
Other comprehensive income (loss) before reclassifications	(34,182)	—	(34,182)
Amounts reclassified out of accumulated other comprehensive income (loss)	32,754	—	32,754
Balance - December 31, 2015	$2,125	$—	$2,125

Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$50,860	Interest Expense	$33,235	Interest Expense	$19,526	Interest Expense
Tax expense (benefit)	(18,106)		(12,193)		(7,202)
Net of tax	$32,754		$21,042		$12,324
Investments available for sale:
Discount accretion	$—		$—		$(1,208)	Interest Expense
Tax expense (benefit)	—		—		446
Net of tax	$—		$—		$(762)
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
18.    Quarterly Financial Data (unaudited)
The Company has determined that its historical methodology for estimating the credit loss allowance for individually acquired retail installment contracts was in error as it did not estimate impairment on TDRs separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, the Company has determined that it had incorrectly identified the population of loans that should be classified as TDRs and, separately, had incorrectly estimated the impairment on these loans.
Additionally, subvention payments related to leased vehicles were incorrectly classified, within the income statement, as additions to Leased vehicle income rather than reductions to Leased vehicle expense.
The impacts of the corrections on the unaudited quarterly financial information filed in the Company's Quarterly Reports on Form 10-Q for each quarter of 2014 and 2015 are included in the following tables.

	For the Three Months Ended March 31, 2015
	As Reported	Corrections	As Restated
Total finance and other interest income	$1,570,289	$(101,330)	$1,468,959
Provision for credit losses	605,981	68,706	674,687
Income before income taxes	430,676	(68,706)	361,970
Net income	289,250	(42,968)	246,282
Net income per common share (basic)	$0.83	$(0.13)	$0.70
Net income per common share (diluted)	$0.81	$(0.12)	$0.69

	As of March 31, 2015
	As Reported	Corrections	As Restated
Allowance for credit losses	$3,192,902	$12,198	$3,205,100
Finance receivables held for investment, net	24,650,372	(12,198)	24,638,174
Total assets	34,665,571	(11,762)	34,653,809
Total equity	3,850,481	(7,645)	3,842,836

	For the Three Months Ended June 30, 2015
	As Reported	Corrections	As Restated
Total finance and other interest income	$1,683,120	$(111,280)	$1,571,840
Provision for credit losses	738,735	(122,660)	616,075
Income before income taxes	446,694	122,660	569,354
Net income	285,464	76,783	362,247
Net income per common share (basic)	$0.80	$0.22	$1.02
Net income per common share (diluted)	$0.79	$0.22	$1.01

	As of June 30, 2015
	As Reported	Corrections	As Restated
Allowance for credit losses	$3,530,919	$(110,462)	$3,420,457
Finance receivables held for investment, net	24,778,311	110,462	24,888,773
Total assets	36,039,919	106,375	36,146,294
Total equity	4,245,450	69,138	4,314,588

	For the Three Months Ended September 30, 2015
	As Reported	Corrections	As Restated
Total finance and other interest income	$1,733,526	$(122,326)	$1,611,200
Provision for credit losses	744,140	27,770	771,910
Income before income taxes	353,006	(27,770)	325,236
Net income	223,900	(17,274)	206,626
Net income per common share (basic)	$0.63	$(0.05)	$0.58
Net income per common share (diluted)	$0.62	$(0.05)	$0.57

	As of September 30, 2015
	As Reported	Corrections	As Restated
Allowance for credit losses	$3,173,327	$(82,692)	$3,090,635
Finance receivables held for investment, net	23,464,030	82,692	23,546,722
Total assets	35,991,228	79,797	36,071,025
Total equity	4,360,841	51,864	4,412,705

For the Three Months Ended December 31, 2015
Total finance and other interest income	$1,655,120
Net finance and other interest income	1,290,935
Provision for credit losses	902,526
Income before income taxes	28,765
Net income	12,138
Net income per common share (basic)	$0.03
Net income per common share (diluted)	$0.03

As of December 31, 2015
Allowance for credit losses	$3,316,817
Finance receivables held for investment, net	23,479,680
Total assets	36,570,373
Total equity	4,424,963

	For the Three Months Ended March 31, 2014
	As Reported	Corrections	As Restated
Total finance and other interest income	$1,287,702	$(40,915)	$1,246,787
Provision for credit losses	698,594	(93,874)	604,720
Income before income taxes	129,507	93,874	223,381
Net income	81,466	59,363	140,829
Net income per common share (basic)	$0.23	$0.17	$0.40
Net income per common share (diluted)	$0.23	$0.17	$0.40

	As of March 31, 2014
	As Reported	Corrections	As Restated
Allowance for credit losses	$2,648,777	$(216,248)	$2,432,529
Finance receivables held for investment, net	22,195,918	216,248	22,412,166
Total assets	28,796,233	136,798	28,933,031
Total equity	2,908,018	136,798	3,044,816

	For the Three Months Ended June 30, 2014
	As Reported	Corrections	As Restated
Total finance and other interest income	$1,383,260	$(58,626)	$1,324,634
Provision for credit losses	589,136	(40,108)	549,028
Income before income taxes	390,124	40,108	430,232
Net income	246,481	25,372	271,853
Net income per common share (basic)	$0.71	$0.07	$0.78
Net income per common share (diluted)	$0.69	$0.07	$0.76

	As of June 30, 2014
	As Reported	Corrections	As Restated
Allowance for credit losses	$2,882,464	$(256,356)	$2,626,108
Finance receivables held for investment, net	22,763,432	256,356	23,019,788
Total assets	29,732,396	162,170	29,894,566
Total equity	3,102,258	162,170	3,264,428

	For the Three Months Ended September 30, 2014
	As Reported	Corrections	As Restated
Total finance and other interest income	$1,443,488	$(81,435)	$1,362,053
Provision for credit losses	769,689	32,578	802,267
Income before income taxes	281,766	(32,578)	249,188
Net income	191,369	(21,481)	169,888
Net income per common share (basic)	$0.55	$(0.06)	$0.49
Net income per common share (diluted)	$0.54	$(0.06)	$0.48

	As of September 30, 2014
	As Reported	Corrections	As Restated
Allowance for credit losses	$3,100,378	$(223,778)	$2,876,600
Finance receivables held for investment, net	22,802,129	223,778	23,025,907
Total assets	30,641,292	140,689	30,781,981
Total equity	3,303,213	140,689	3,443,902

	For the Three Months Ended December 31, 2014
	As Reported	Corrections	As Restated
Total finance and other interest income	$1,455,210	$(88,276)	$1,366,934
Provision for credit losses	559,524	167,270	726,794
Income before income taxes	408,591	(167,270)	241,321
Net income	247,033	(105,366)	141,667
Net income per common share (basic)	$0.71	$(0.30)	$0.41
Net income per common share (diluted)	$0.69	$(0.29)	$0.40

	As of December 31, 2014
	As Reported	Corrections	As Restated
Allowance for credit losses	$3,085,261	$(56,508)	$3,028,753
Finance receivables held for investment, net	23,915,551	56,508	23,972,059
Total assets	32,342,176	54,344	32,396,520
Total equity	3,558,349	35,323	3,593,672

19.	Investment Gains (Losses), Net
When the Company sells retail installment contracts acquired individually, personal loans or leases to unrelated third parties or to VIEs and determines that such sale meets the applicable criteria for sale accounting, the Company recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold. The gain or loss is recorded in investment gains (losses), net. Lower of cost or market adjustments on the recorded investment of finance receivables held for sale are also recorded in investment gains (losses), net.
Investment gains (losses), net was comprised of the following for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Gain on sale of loans and leases	$130,370	$116,765	$40,689
Lower of cost or market adjustments	(232,271)	—	—
Other losses and impairments	(14,226)	—	—
	$(116,127)	$116,765	$40,689

On September 30, 2015, the Company's personal loan portfolio was transferred to held for sale. Subsequent to the transfer of these loans to held for sale, the Company recorded further lower of cost or market adjustments on its personal loans, due to market decline as evidenced by customer defaults on the underlying receivables and declines in the market value of the loans of $123,254 and $109,017, respectively, which are included in "Lower of cost or market adjustments" in the table above.

20.	Subsequent Events
Personal Lending Exit Activities
On February 1, 2016, the Company completed the sale of assets from its personal lending portfolio to an unrelated third party. The portfolio was comprised solely of personal installment loans with an unpaid principal balance of approximately $900,000 as of December 31, 2015.
On March 24, 2016, the Company notified most of the retailers for which it reviews point-of-sale credit applications that it will no longer fund new originations effective April 11, 2016.
Loan Agreements with Santander and Related Subsidiaries
On March 4, 2016, the Company amended two revolving credit facilities with Santander to reduce the committed amount of each from $1,750,000 to $1,000,000 (Note 6).
On March 4, 2016, the Company and SHUSA, as borrower and lender, respectively, entered into a revolving credit facility with a committed amount of $1,500,000 through March 2019 (Note 6).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, we did not maintain effective disclosure controls and procedures because of material weaknesses described below.

Notwithstanding these material weaknesses, we have concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (GAAP).

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, because of the material weaknesses described below, as well as the material weakness described under "Status of Prior Material Weakness in Internal Control over Financial Reporting.”

    Methodology to Estimate Credit Loss Allowance

Controls related to our methodology to estimate credit loss allowance did not operate effectively which resulted in a material weakness. Management identified an error in its methodology for determining its credit loss allowance for individually acquired retail installment contracts as the convention the Company followed did not calculate impairment on troubled debt restructurings (TDRs) separately from a general credit loss allowance on loans not classified as TDRs.

Management’s review control of the methodology for estimating the credit loss allowance in accordance with GAAP did not operate effectively. This deficiency in tandem with the deficiency in the control environment described below relating to the prioritization and implementation of corrective actions contributed to this material weakness.

This material weakness relates to the following financial statement line items: the credit loss allowance, provision for credit losses, and the related disclosures within Note 2 - Finance Receivables and Note 4 - Credit Loss Allowance and Credit Quality.

Loans Modified as TDRs

Controls related to loans modified as TDRs did not operate effectively which resulted in a material weakness. Management has determined that it had incorrectly identified the population of loans that should be classified as TDRs and, separately, had incorrectly estimated the impairment on these loans due to model input errors. The following controls did not operate effectively:

•	Review controls of the TDR footnote disclosures and supporting information did not effectively identify that parameters used to query the loan data were incorrect.

•	A review of inputs used to estimate expected cash flows of loans modified in TDRs did not identify errors in types of cash flows included and in the assumed timing and amount of defaults.

This material weakness relates to the following financial statement line items: the credit loss allowance and provision for credit losses, specifically for TDR loans, and the related disclosures within Note 2 - Finance Receivables and Note 4 - Credit Loss Allowance and Credit Quality.

Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance

Controls related to the modeling process used for estimating the credit loss allowance did not operate effectively which resulted in a material weakness. Various deficiencies were identified in the credit loss allowance process related to review, monitoring and approval processes over models and model changes that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over inputs and assumptions in models used for estimating credit loss allowance and related model changes were not effective and management did not adequately challenge significant assumptions.

•	Review and approval controls over the development of new models to estimate credit loss allowance and related model changes were ineffective.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

This material weakness relates to the following financial statement line items: the credit loss allowance, provision for credit losses, and the related disclosures within Note 2 - Finance Receivables and Note 4 - Credit Loss Allowance and Credit Quality.

Control Environment

We have a material weakness as we did not maintain an effective control environment related to the areas below:

•
Management did not effectively execute a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting.

•
There were inadequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities or to ensure corrective actions were appropriately prioritized and implemented in a timely manner.

•
There was not an adequate assessment of changes in risks that could significantly impact internal control over financial reporting or an adequate determination and prioritization of how those risks should be managed.

•	There was not adequate oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. These control failures result in a reasonable possibility that a material misstatement in the allowance would not be prevented or detected on a timely basis. Accordingly, management has concluded that these deficiencies each constitute a material weakness.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This audit report appears below.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

We are currently working to develop plans to remediate the material weaknesses described above, which will include implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses.

Status of Prior Material Weakness in Internal Control Over Financial Reporting

Management previously identified and reported a material weakness in the June 30, 2015 Quarterly Report on Form 10-Q in connection with the preparation and review of the Condensed Consolidated Statement of Cash Flows ("SCF"). Specifically, the controls over the review of the impact of significant and unusual transactions on the classification and presentation of the SCF were not operating effectively, which led to the misclassification of cash flows between operating activities and investing activities in the preliminary SCF for certain proceeds from loan sales. The misclassification was corrected prior to the issuance of our June 30, 2015 Quarterly Report on Form 10-Q and had no impact to previously issued interim or annual financial statements of the Company.

To remediate the material weakness, the Company strengthened the processes and documentation related to the classification of cash flows between operating activities and investing activities, and the SCF generally, including enhancing the internal documentation requirements for cash flow statement impacts and implemented additional review procedures for significant and unusual transactions.

While significant progress has been made to enhance the internal controls over financial reporting related to our SCF, we are still in the process of implementing and testing these processes and procedures and believe additional time is required to complete implementation and to demonstrate the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, this material weakness is unremediated at December 31, 2015.

Changes in Internal Control over Financial Reporting

Except for the changes described above there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander Consumer USA Holdings Inc.
Dallas, Texas

We have audited Santander Consumer USA Holdings Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: 1) methodology to estimate credit loss allowance, 2) loans modified as TDRs, 3) development, approval, and monitoring of models used to estimate the credit loss allowance, 4) control environment, and 5) preparation and review of the consolidated statement of cash flows. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such consolidated financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 30, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 30, 2016

ITEM 9B.	OTHER INFORMATION
Auditor independence matter

The Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), recently advised the Company’s Audit Committee that it had identified a partner rotation issue under the SEC’s auditor independence rule. Two of Deloitte’s engagement partners for the Company’s 2015 audit had been involved in their roles since the Company’s initial public offering in January 2014. Because the registration statement filed in connection with that offering included audited financial statements for the years ended December 31, 2010, 2011 and 2012, the two engagement partners were considered to have been involved for a period of six years compared to the five years that is allowed under the SEC auditor independence rule. Upon identification of the partner rotation issue, Deloitte identified new engagement partners to serve on the Company’s audit engagement for the year ended December 31, 2015, including in connection with the 2015 quarters. Deloitte advised the Audit Committee that its objectivity, integrity, and impartiality were not impaired as a result of the partner rotation matter with respect to its planning and execution of the 2015 audit and its associated reviews of the 2015 quarters.
After considering the facts and circumstances, the Audit Committee concurred in Deloitte’s conclusion that its objectivity, integrity, and impartiality had not been impaired as a result of the partner rotation matter with respect to its planning and execution of the 2015 audit and its associated reviews of the 2015 quarters.
Correction of errors
We have determined that our previous methodology for determining credit loss allowance for individually acquired retail installment contracts was in error as we did not calculate impairment on TDRs separately from a general credit loss allowance on loans not classified as TDRs, and we incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, we have determined that we had incorrectly identified the population of loans that should be classified as TDRs and, separately, had incorrectly estimated the impairment on these loans. We also have determined that subvention payments related to our leased vehicles were incorrectly classified as additions to Leased vehicle income rather than reductions to Leased vehicle expense. The impacts of the corrections of these errors on the unaudited quarterly financial information filed in our Quarterly Reports on Form 10-Q for each quarter of 2014 and 2015, and on the unaudited quarterly financial information for the fourth quarter of 2014, as filed in our 2014 Annual Report on Form 10-K, are shown in the following tables (all dollar amounts are in thousands, except per share data).
The following table summarizes the impacts of the corrections on our condensed consolidated balance sheets as of September 30, 2015, June 30, 2015, March 31, 2015, September 30, 2014, June 30, 2014 and March 31, 2014:

	September 30, 2015			June 30, 2015			March 31, 2015
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Assets
Finance receivables held for investment, net	$23,464,030	$82,692	$23,546,722	$24,778,311	$110,462	$24,888,773	$24,650,372	$(12,198)	$24,638,174
Deferred tax asset	14,488	(2,895)	11,593	5,152	(4,087)	1,065	19,367	436	19,803
Total assets	$35,991,228	$79,797	$36,071,025	$36,039,919	$106,375	$36,146,294	$34,665,571	$(11,762)	$34,653,809
Liabilities and Equity
Liabilities:
Deferred tax liabilities, net	$698,509	$27,933	$726,442	$556,013	$37,237	$593,250	$509,428	$(4,117)	$505,311
Total liabilities	31,630,387	27,933	31,658,320	31,794,469	37,237	31,831,706	30,815,090	(4,117)	30,810,973

Equity:
Retained earnings	2,789,401	51,864	2,841,265	2,565,501	69,138	2,634,639	2,280,037	(7,645)	2,272,392
Total stockholders’ equity	4,360,841	51,864	4,412,705	4,245,450	69,138	4,314,588	3,850,481	(7,645)	3,842,836
Total liabilities and equity	$35,991,228	$79,797	$36,071,025	$36,039,919	$106,375	$36,146,294	$34,665,571	$(11,762)	$34,653,809

	September 30, 2014			June 30, 2014			March 31, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Assets
Finance receivables held for investment, net	$22,802,129	$223,778	$23,025,907	$22,763,432	$256,356	$23,019,788	$22,195,918	$216,248	$22,412,166
Deferred tax asset	143,524	(83,089)	60,435	220,338	(94,186)	126,152	232,185	(79,450)	152,735
Total assets	$30,641,292	$140,689	$30,781,981	$29,732,396	$162,170	$29,894,566	$28,796,233	$136,798	$28,933,031
Liabilities and Equity
Equity:
Retained earnings	$1,743,754	$140,689	$1,884,443	$1,552,385	$162,170	$1,714,555	$1,358,220	$136,798	$1,495,018
Total stockholders’ equity	3,303,213	140,689	3,443,902	3,102,258	162,170	3,264,428	2,908,018	136,798	3,044,816
Total liabilities and equity	$30,641,292	$140,689	$30,781,981	$29,732,396	$162,170	$29,894,566	$28,796,233	$136,798	$28,933,031

The following table summarizes the impacts of the corrections on our condensed consolidated statements of income for the three and nine months ended September 30, 2015 and September 30, 2014, three and six months ended June 30, 2015 and June 30, 2014, and three months ended March 31, 2015 and March 31, 2014:

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Leased vehicle income	$389,537	$(122,326)	$267,211	$1,077,620	$(334,936)	$742,684
Total finance and other interest income	1,733,526	(122,326)	1,611,200	4,986,935	(334,936)	4,651,999
Leased vehicle expense	296,352	(122,326)	174,026	850,534	(334,936)	515,598
Provision for credit losses	744,140	27,770	771,910	2,088,856	(26,184)	2,062,672
Net finance and other interest income after provision for credit losses	521,614	(27,770)	493,844	1,576,647	26,184	1,602,831
Net finance and other interest income after provision for credit losses and profit sharing	509,796	(27,770)	482,026	1,529,812	26,184	1,555,996
Income before income taxes	353,006	(27,770)	325,236	1,230,376	26,184	1,256,560
Income tax expense	129,106	(10,496)	118,610	431,762	9,643	441,405
Net income	$223,900	$(17,274)	$206,626	$798,614	$16,541	$815,155

Net income	$223,900	$(17,274)	$206,626	$798,614	$16,541	$815,155
Comprehensive income	$205,387	$(17,274)	$188,113	$770,822	$16,541	$787,363
Net income per common share (basic)	$0.63	$(0.05)	$0.58	$2.26	$0.04	$2.30
Net income per common share (diluted)	$0.62	$(0.05)	$0.57	$2.23	$0.05	$2.28

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Leased vehicle income	$263,148	$(81,435)	$181,713	$629,209	$(180,976)	$448,233
Total finance and other interest income	1,443,488	(81,435)	1,362,053	4,114,450	(180,976)	3,933,474
Leased vehicle expense	200,397	(81,435)	118,962	499,601	(180,976)	318,625
Provision for credit losses	769,689	32,578	802,267	2,057,419	(101,404)	1,956,015
Net finance and other interest income after provision for credit losses	344,267	(32,578)	311,689	1,175,535	101,404	1,276,939
Net finance and other interest income after provision for credit losses and profit sharing	333,711	(32,578)	301,133	1,108,762	101,404	1,210,166
Income before income taxes	281,766	(32,578)	249,188	801,397	101,404	902,801
Income tax expense	90,397	(11,097)	79,300	282,081	38,150	320,231
Net income	$191,369	$(21,481)	$169,888	$519,316	$63,254	$582,570

Net income	$191,369	$(21,481)	$169,888	$519,316	$63,254	$582,570
Comprehensive income	$200,054	$(21,481)	$178,573	$526,725	$63,254	$589,979
Net income per common share (basic)	$0.55	$(0.06)	$0.49	$1.49	$0.18	$1.67
Net income per common share (diluted)	$0.54	$(0.06)	$0.48	$1.46	$0.18	$1.64

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Leased vehicle income	$355,137	$(111,280)	$243,857	$688,083	$(212,610)	$475,473
Total finance and other interest income	1,683,120	(111,280)	1,571,840	3,253,409	(212,610)	3,040,799
Leased vehicle expense	281,118	(111,280)	169,838	554,182	(212,610)	341,572
Provision for credit losses	738,735	(122,660)	616,075	1,344,716	(53,954)	1,290,762
Net finance and other interest income after provision for credit losses	512,645	122,660	635,305	1,055,033	53,954	1,108,987
Net finance and other interest income after provision for credit losses and profit sharing	491,144	122,660	613,804	1,020,016	53,954	1,073,970
Income before income taxes	446,694	122,660	569,354	877,370	53,954	931,324
Income tax expense	161,230	45,877	207,107	302,656	20,139	322,795
Net income	$285,464	$76,783	$362,247	$574,714	$33,815	$608,529

Net income	$285,464	$76,783	$362,247	$574,714	$33,815	$608,529
Comprehensive income	$289,028	$76,783	$365,811	$565,435	$33,815	$599,250
Net income per common share (basic)	$0.80	$0.22	$1.02	$1.63	$0.10	$1.73
Net income per common share (diluted)	$0.79	$0.22	$1.01	$1.61	$0.10	$1.71

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Leased vehicle income	$218,938	$(58,626)	$160,312	$366,061	$(99,541)	$266,520
Total finance and other interest income	1,383,260	(58,626)	1,324,634	2,670,962	(99,541)	2,571,421
Leased vehicle expense	179,135	(58,626)	120,509	299,204	(99,541)	199,663
Provision for credit losses	589,136	(40,108)	549,028	1,287,730	(133,982)	1,153,748
Net finance and other interest income after provision for credit losses	486,675	40,108	526,783	831,268	133,982	965,250
Net finance and other interest income after provision for credit losses and profit sharing	462,619	40,108	502,727	775,051	133,982	909,033
Income before income taxes	390,124	40,108	430,232	519,631	133,982	653,613
Income tax expense	143,643	14,736	158,379	191,684	49,247	240,931
Net income	$246,481	$25,372	$271,853	$327,947	$84,735	$412,682

Net income	$246,481	$25,372	$271,853	$327,947	$84,735	$412,682
Comprehensive income	$243,117	$25,372	$268,489	$326,671	$84,735	$411,406
Net income per common share (basic)	$0.71	$0.07	$0.78	$0.94	$0.24	$1.18
Net income per common share (diluted)	$0.69	$0.07	$0.76	$0.92	$0.24	$1.16

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Leased vehicle income	$332,946	$(101,330)	$231,616	$147,123	$(40,915)	$106,208
Total finance and other interest income	1,570,289	(101,330)	1,468,959	1,287,702	(40,915)	1,246,787
Leased vehicle expense	273,064	(101,330)	171,734	120,069	(40,915)	79,154
Provision for credit losses	605,981	68,706	674,687	698,594	(93,874)	604,720
Net finance and other interest income after provision for credit losses	542,388	(68,706)	473,682	344,593	93,874	438,467
Net finance and other interest income after provision for credit losses and profit sharing	528,872	(68,706)	460,166	312,432	93,874	406,306
Income before income taxes	430,676	(68,706)	361,970	129,507	93,874	223,381
Income tax expense	141,426	(25,738)	115,688	48,041	34,511	82,552
Net income	$289,250	$(42,968)	$246,282	$81,466	$59,363	$140,829

Net income	$289,250	$(42,968)	$246,282	$81,466	$59,363	$140,829
Comprehensive income	$276,407	$(42,968)	$233,439	$83,554	$59,363	$142,917
Net income per common share (basic)	$0.83	$(0.13)	$0.70	$0.23	$0.17	$0.40
Net income per common share (diluted)	$0.81	$(0.12)	$0.69	$0.23	$0.17	$0.40

The following table summarizes the impacts of the corrections on our condensed consolidated statements of equity for the nine months ended September 30, 2015 and September 30, 2014, six months ended June 30, 2015 and June 30, 2014, and three months ended March 31, 2015 and March 31, 2014:

	Retained Earnings			Total Stockholders’ Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2015	$1,990,787	$35,323	$2,026,110	$3,558,349	$35,323	$3,593,672
Net income	798,614	16,541	815,155	798,614	16,541	815,155
Balance — September 30, 2015	$2,789,401	$51,864	$2,841,265	$4,360,841	$51,864	$4,412,705

	Retained Earnings			Total Stockholders’ Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2015	$1,990,787	$35,323	$2,026,110	$3,558,349	$35,323	$3,593,672
Net income	574,714	33,815	608,529	574,714	33,815	608,529
Balance — June 30, 2015	$2,565,501	$69,138	$2,634,639	$4,245,450	$69,138	$4,314,588

	Retained Earnings			Total Stockholders’ Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2015	$1,990,787	$35,323	$2,026,110	$3,558,349	$35,323	$3,593,672
Net income	289,250	(42,968)	246,282	289,250	(42,968)	246,282
Balance — March 31, 2015	$2,280,037	$(7,645)	$2,272,392	$3,850,481	$(7,645)	$3,842,836

	Retained Earnings			Total Stockholders’ Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2014	$1,276,754	$77,435	$1,354,189	$2,686,832	$77,435	$2,764,267
Net income	519,316	63,254	582,570	519,316	63,254	582,570
Balance — September 30, 2014	$1,743,754	$140,689	$1,884,443	$3,303,213	$140,689	$3,443,902

	Retained Earnings			Total Stockholders’ Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2014	$1,276,754	$77,435	$1,354,189	$2,686,832	$77,435	$2,764,267
Net income	327,947	84,735	412,682	327,947	84,735	412,682
Balance — June 30, 2014	$1,552,385	$162,170	$1,714,555	$3,102,258	$162,170	$3,264,428

	Retained Earnings			Total Stockholders’ Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2014	$1,276,754	$77,435	$1,354,189	$2,686,832	$77,435	$2,764,267
Net income	81,466	59,363	140,829	81,466	59,363	140,829
Balance — March 31, 2014	$1,358,220	$136,798	$1,495,018	$2,908,018	$136,798	$3,044,816

The following table summarizes the impacts of the corrections on our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and September 30, 2014, six months ended June 30, 2015 and June 30, 2014, and three months ended March 31, 2015 and March 31, 2014:

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Cash flows from operating activities:
Net income	$798,614	$16,541	$815,155	$519,316	$63,254	$582,570
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,088,856	(26,184)	2,062,672	2,057,419	(101,404)	1,956,015
Depreciation and amortization	936,259	(334,936)	601,323	561,432	(180,976)	380,456
Accretion of discount, net of amortization of capitalized origination costs	(752,394)	334,936	(417,458)	(636,604)	180,976	(455,628)
Deferred tax expense	209,884	9,643	219,527	49,358	38,150	87,508

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Cash flows from operating activities:
Net income	$574,714	$33,815	$608,529	$327,947	$84,735	$412,682
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,344,716	(53,954)	1,290,762	1,287,730	(133,982)	1,153,748
Depreciation and amortization	606,397	(212,610)	393,787	335,902	(99,541)	236,361
Accretion of discount, net of amortization of capitalized origination costs	(485,192)	212,610	(272,582)	(403,654)	99,541	(304,113)
Deferred tax expense	65,863	20,139	86,002	(13,027)	49,247	36,220

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Cash flows from operating activities:
Net income	$289,250	$(42,968)	$246,282	$81,466	$59,363	$140,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	605,981	68,706	674,687	698,594	(93,874)	604,720
Depreciation and amortization	297,521	(101,330)	196,191	139,158	(40,915)	98,243
Accretion of discount, net of amortization of capitalized origination costs	(234,055)	101,330	(132,725)	(197,943)	40,915	(157,028)
Deferred tax expense	24,463	(25,738)	(1,275)	(27,128)	34,511	7,383

2.	Finance Receivables

	September 30, 2015			June 30, 2015			March 31, 2015
	Retail Installment Contracts Acquired Individually
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Credit loss allowance (Note 4)	$(3,159,102)	$82,692	$(3,076,410)	$(3,129,646)	$110,462	$(3,019,184)	$(2,822,712)	$(12,198)	$(2,834,910)
Net carrying balance	$23,013,813	$82,692	$23,096,505	$22,333,489	$110,462	$22,443,951	$22,121,352	$(12,198)	$22,109,154

	September 30, 2014			June 30, 2014			March 31, 2014
	Retail Installment Contracts Acquired Individually
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Credit loss allowance (Note 4)	$(2,793,199)	$223,778	$(2,569,421)	$(2,668,587)	$256,356	$(2,412,231)	$(2,444,552)	$216,248	$(2,228,304)
Net carrying balance	$20,473,415	$223,778	$20,697,193	$20,383,317	$256,356	$20,639,673	$19,767,757	$216,248	$19,984,005
4.    Credit Loss Allowance and Credit Quality

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Retail Installment Contracts Acquired Individually
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — beginning of period	$3,129,646	$(110,462)	$3,019,184	$2,726,338	$(56,508)	$2,669,830
Provision for credit losses	640,113	27,770	667,883	1,761,084	(26,184)	1,734,900
Balance — end of period	$3,159,102	$(82,692)	$3,076,410	$3,159,102	$(82,692)	$3,076,410

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Retail Installment Contracts Acquired Individually
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — beginning of period	$2,668,587	$(256,356)	$2,412,231	$2,132,634	$(122,374)	$2,010,260
Provision for credit losses	601,414	32,578	633,992	1,785,482	(101,404)	1,684,078
Balance — end of period	$2,793,199	$(223,778)	$2,569,421	$2,793,199	$(223,778)	$2,569,421

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Retail Installment Contracts Acquired Individually
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — beginning of period	$2,822,712	$12,198	$2,834,910	$2,726,338	$(56,508)	$2,669,830
Provision for credit losses	613,823	(122,660)	491,163	1,120,971	(53,954)	1,067,017
Balance — end of period	$3,129,646	$(110,462)	$3,019,184	$3,129,646	$(110,462)	$3,019,184

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Retail Installment Contracts Acquired Individually
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — beginning of period	$2,444,552	$(216,248)	$2,228,304	$2,132,634	$(122,374)	$2,010,260
Provision for credit losses	527,362	(40,108)	487,254	1,184,068	(133,982)	1,050,086
Balance — end of period	$2,668,587	$(256,356)	$2,412,231	$2,668,587	$(256,356)	$2,412,231

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Retail Installment Contracts Acquired Individually			Retail Installment Contracts Acquired Individually
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — beginning of period	$2,726,338	$(56,508)	$2,669,830	$2,132,634	$(122,374)	$2,010,260
Provision for credit losses	507,148	68,706	575,854	656,706	(93,874)	562,832
Balance — end of period	$2,822,712	$12,198	$2,834,910	$2,444,552	$(216,248)	$2,228,304

Troubled Debt Restructurings

	September 30, 2015			June 30, 2015			March 31, 2015
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Outstanding recorded investment	$4,385,422	$(40)	$4,385,382	$5,044,546	$(540,301)	$4,504,245	$4,616,216	$(150,234)	$4,465,982
Impairment	(1,402,215)	78,799	(1,323,416)	(967,994)	(416,655)	(1,384,649)	(878,278)	(394,773)	(1,273,051)
Outstanding recorded investment, net of impairment	$2,983,207	$78,759	$3,061,966	$4,076,552	$(956,956)	$3,119,596	$3,737,938	$(545,007)	$3,192,931

	September 30, 2014			June 30, 2014			March 31, 2014
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Outstanding recorded investment	$3,671,518	$(101,191)	$3,570,327	$3,153,771	$(95,231)	$3,058,540	$2,806,118	$(84,626)	$2,721,492
Impairment	(605,643)	(410,471)	(1,016,114)	(551,767)	(324,112)	(875,879)	(498,811)	(270,516)	(769,327)
Outstanding recorded investment, net of impairment	$3,065,875	$(511,662)	$2,554,213	$2,602,004	$(419,343)	$2,182,661	$2,307,307	$(355,142)	$1,952,165

	June 30, 2015			March 31, 2015
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Principal, 31-60 days past due	$936,525	$(104,336)	$832,189	$819,597	$(27,408)	$792,189
Delinquent principal over 60 days	465,523	(57,087)	408,436	400,790	(49,865)	350,925
Total delinquent TDR principal	$1,402,048	$(161,423)	$1,240,625	$1,220,387	$(77,273)	$1,143,114

	September 30, 2014			June 30, 2014			March 31, 2014
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Principal, 31-60 days past due	$806,819	$(16,997)	$789,822	$635,787	$(15,705)	$620,082	$500,876	$(22,229)	$478,647
Delinquent principal over 60 days	422,776	(44,145)	378,631	344,473	(34,821)	309,652	283,183	(45,790)	237,393
Total delinquent TDR principal	$1,229,595	$(61,142)	$1,168,453	$980,260	$(50,526)	$929,734	$784,059	$(68,019)	$716,040

	Average outstanding recorded investment in TDRs			Interest income recognized
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
September 30, 2015:
Three months ended	$4,714,984	$(270,170)	$4,444,814	$179,618	$31,736	$211,354
Nine months ended	$4,563,305	$(199,305)	$4,364,000	$566,508	$(23,829)	$542,679
June 30, 2015:
Three months ended	$4,830,381	$(345,267)	$4,485,114	$189,914	$(39,999)	$149,915
Six months ended	$4,622,600	$(265,728)	$4,356,872	$386,890	$(55,565)	$331,325
March 31, 2015:
Three months ended	$3,573,868	$709,318	$4,283,186	$196,976	$(15,566)	$181,410

	Average outstanding recorded investment in TDRs			Interest income recognized
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
September 30, 2014:
Three months ended	$3,412,644	$(98,210)	$3,314,434	$130,716	$686	$131,402
Nine months ended	$3,060,141	$(90,111)	$2,970,030	$363,305	$(466)	$362,839
June 30, 2014:
Three months ended	$2,979,944	$(89,928)	$2,890,016	$112,138	$4,060	$116,198
Six months ended	$2,856,348	$(86,418)	$2,769,930	$232,589	$(1,152)	$231,437
March 31, 2014:
Three months ended	$2,707,637	$(82,011)	$2,625,626	$120,451	$(5,212)	$115,239

TDR Impact on Allowance for Credit Losses

	Outstanding recorded investment before TDR			Outstanding recorded investment after TDR			Number of contracts (not in thousands)
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
September 30, 2015:
Three months ended	$828,828	$115,456	$944,284	$821,731	$129,542	$951,273	40,506	14,361	54,867
Nine months ended	$2,691,827	$47,488	$2,739,315	$2,679,230	$84,231	$2,763,461	152,016	5,600	157,616
June 30, 2015:
Three months ended	$987,190	$(40,526)	$946,664	$983,128	$(28,185)	$954,943	59,191	(5,334)	53,857
Six months ended	$1,862,999	$(67,968)	$1,795,031	$1,857,499	$(45,311)	$1,812,188	111,510	(8,761)	102,749
March 31, 2015:
Three months ended	$875,809	$(27,442)	$848,367	$874,371	$(17,126)	$857,245	52,319	(3,427)	48,892

	Outstanding recorded investment before TDR			Outstanding recorded investment after TDR			Number of contracts (not in thousands)
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
September 30, 2014:
Three months ended	$951,012	$(92,556)	$858,456	$948,164	$(78,380)	$869,784	57,829	(8,761)	49,068
Nine months ended	$2,318,685	$(325,280)	$1,993,405	$2,228,375	$(209,660)	$2,018,715	141,582	(23,877)	117,705
June 30, 2014:
Three months ended	$743,664	$(121,974)	$621,690	$699,158	$(69,961)	$629,197	44,524	(7,840)	36,684
Six months ended	$1,367,673	$(232,724)	$1,134,949	$1,280,211	$(131,280)	$1,148,931	83,753	(15,116)	68,637
March 31, 2014:
Three months ended	$624,009	$(110,750)	$513,259	$581,053	$(61,319)	$519,734	39,229	(7,276)	31,953

	Recorded investment in TDRs that subsequently defaulted			Number of contracts (not in thousands)
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
September 30, 2015:
Three months ended	$149,924	$68,548	$218,472	7,192	5,168	12,360
Nine months ended	$522,433	$56,484	$578,917	34,238	(1,141)	33,097
June 30, 2015:
Three months ended	$213,991	$(38,738)	$175,253	15,392	(5,396)	9,996
Six months ended	$372,509	$(12,064)	$360,445	27,046	(6,309)	20,737
March 31, 2015:
Three months ended	$158,518	$26,674	$185,192	11,654	(913)	10,741

	Recorded investment in TDRs that subsequently defaulted			Number of contracts (not in thousands)
	Retail Installment Contracts
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
September 30, 2014:
Three months ended	$110,528	$29,810	$140,338	10,736	(2,143)	8,593
Nine months ended	$230,803	$115,413	$346,216	23,859	(2,296)	21,563
June 30, 2014:
Three months ended	$70,811	$28,963	$99,774	7,234	(1,023)	6,211
Six months ended	$120,275	$85,603	$205,878	13,123	(153)	12,970
March 31, 2014:
Three months ended	$11,389	$94,715	$106,104	1,348	5,411	6,759

7.    Variable Interest Entities

	September 30, 2015			June 30, 2015			March 31, 2015
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Finance receivables held for investment, net	$22,788,727	$(24,122)	$22,764,605	$23,012,380	$199,772	$23,212,152	$21,823,803	$53,294	$21,877,097

	September 30, 2014			June 30, 2014			March 31, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Retail installment contracts, net	$20,819,285	$229,991	$21,049,276	$21,020,328	$262,555	$21,282,883	$19,910,992	$217,083	$20,128,075

	December 31, 2014
	As Reported	Corrections	As Restated
Finance receivables held for investment, net	$21,366,121	$66,163	$21,432,284

10.	Income Taxes

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Income tax expense	$129,106	$(10,496)	$118,610	$431,762	$9,643	$441,405
Income before income taxes	353,006	(27,770)	325,236	1,230,376	26,184	1,256,560
Effective tax rate	36.6%	(0.1)%	36.5%	35.1%	—	35.1%

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Income tax expense	$90,397	$(11,097)	$79,300	$282,081	$38,150	$320,231
Income before income taxes	281,766	(32,578)	249,188	801,397	101,404	902,801
Effective tax rate	32.1%	(0.3)%	31.8%	35.2%	0.3%	35.5%

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Income tax expense	$161,230	$45,877	$207,107	$302,656	$20,139	$322,795
Income before income taxes	446,694	122,660	569,354	877,370	53,954	931,324
Effective tax rate	36.1%	0.3%	36.4%	34.5%	0.2%	34.7%

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Income tax expense	$143,643	$14,736	$158,379	$191,684	$49,247	$240,931
Income before income taxes	390,124	40,108	430,232	519,631	133,982	653,613
Effective tax rate	36.8%	—	36.8%	36.9%	—	36.9%

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Income tax expense	$141,426	$(25,738)	$115,688	$48,041	$34,511	$82,552
Income before income taxes	430,676	(68,706)	361,970	129,507	93,874	223,381
Effective tax rate	32.8%	(0.8)%	32.0%	37.1%	(0.1)%	37.0%

14.	Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Earnings per common share
Net income attributable to SC shareholders	$223,900	$(17,274)	$206,626	$798,614	$16,541	$815,155
Earnings per common share	$0.63	$(0.05)	$0.58	$2.26	$0.04	$2.30
Earnings per common share - assuming dilution
Net income attributable to SC shareholders	$223,900	$(17,274)	$206,626	$798,614	$16,541	$815,155
Earnings per common share - assuming dilution	$0.62	$(0.05)	$0.57	$2.23	$0.05	$2.28

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Earnings per common share
Net income attributable to SC shareholders	$191,369	$(21,481)	$169,888	$519,316	$63,254	$582,570
Earnings per common share	$0.55	$(0.06)	$0.49	$1.49	$0.18	$1.67
Earnings per common share - assuming dilution
Net income attributable to SC shareholders	$191,369	$(21,481)	$169,888	$519,316	$63,254	$582,570
Earnings per common share - assuming dilution	$0.54	$(0.06)	$0.48	$1.46	$0.18	$1.64

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Earnings per common share
Net income attributable to SC shareholders	$285,464	$76,783	$362,247	$574,714	$33,815	$608,529
Earnings per common share	$0.80	$0.22	$1.02	$1.63	$0.10	$1.73
Earnings per common share - assuming dilution
Net income attributable to SC shareholders	$285,464	$76,783	$362,247	$574,714	$33,815	$608,529
Earnings per common share - assuming dilution	$0.79	$0.22	$1.01	$1.61	$0.10	$1.71

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Earnings per common share
Net income attributable to SC shareholders	$246,481	$25,372	$271,853	$327,947	$84,735	$412,682
Earnings per common share	$0.71	$0.07	$0.78	$0.94	$0.24	$1.18
Earnings per common share - assuming dilution
Net income attributable to SC shareholders	$246,481	$25,372	$271,853	$327,947	$84,735	$412,682
Earnings per common share - assuming dilution	$0.69	$0.07	$0.76	$0.92	$0.24	$1.16

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Earnings per common share
Net income attributable to SC shareholders	$289,250	$(42,968)	$246,282	$81,466	$59,363	$140,829
Earnings per common share	$0.83	$(0.13)	$0.70	$0.23	$0.17	$0.40
Earnings per common share - assuming dilution
Net income attributable to SC shareholders	$289,250	$(42,968)	$246,282	$81,466	$59,363	$140,829
Earnings per common share - assuming dilution	$0.81	$(0.12)	$0.69	$0.23	$0.17	$0.40
15.    Fair Value of Financial Instruments

	Finance receivables held for investment, net - Level 3
	Carrying Value
	As Reported	Corrections	As Restated
September 30, 2015	$23,464,030	$82,692	$23,546,722
June 30, 2015	24,778,311	110,462	24,888,773
March 31, 2015	24,650,372	(12,198)	24,638,174
September 30, 2014	22,802,129	223,778	23,025,907
June 30, 2014	22,763,432	256,356	23,019,788
March 31, 2014	22,195,918	216,248	22,412,166

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2016 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2016 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2016 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2016 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the registrant's Proxy Statement for its 2016 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.
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
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

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
Name: Jason A. Kulas
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	Chief Executive Officer & Director	March 30, 2016
Jason A. Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	March 30, 2016
Ismail Dawood	(Principal Financial and Accounting Officer)
/s/ Thomas G. Dundon	Director	March 30, 2016
Thomas G. Dundon
/s/ Stephen A. Ferriss	Director	March 30, 2016
Stephen A. Ferriss
/s/ Brian Gunn	Director	March 30, 2016
Brian Gunn
/s/ Victor Hill	Director	March 30, 2016
Victor Hill
/s/ Javier Maldonado	Director	March 30, 2016
Javier Maldonado
/s/ Blythe Masters	Chair of the Board	March 30, 2016
Blythe Masters
/s/ Robert J. McCarthy	Director	March 30, 2016
Robert J. McCarthy
/s/ Gerald P. Plush	Director	March 30, 2016
Gerald P. Plush
/s/ William Rainer	Director	March 30, 2016
William Rainer
/s/ José Doncel Razola	Director	March 30, 2016
José Doncel Razola
/s/ Wolfgang Schoellkopf	Director	March 30, 2016
Wolfgang Schoellkopf
/s/ Heidi Ueberroth	Director	March 30, 2016
Heidi Ueberroth

Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2014, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and SC Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Santander Consumer USA Holdings Inc.’s Amendment No. 6 to the Registration Statement on Form S-1 filed on January 17, 2014)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014)
3.2	Third Amended and Restated Bylaws of Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 27, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on January 7, 2014)
4.2
Form of Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014)

4.3
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Eldridge Burns (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

4.4
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Matt Fitzgerald (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

4.5
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and James Fugitt (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

4.6
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Jason Grubb (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

4.7
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Rich Morrin (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

4.8
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Michelle Whatley (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

4.9
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Steve Zemaitis (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

4.10
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Jason Kulas (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

4.11
Form of Shareholders Agreement between Santander Consumer USA Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A filed on December 31, 2013) #

4.12
Santander Consumer USA Holdings Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis. Santander Consumer USA Holdings Inc. agrees to furnish copies to the SEC on request.

4.13
Form of Amendment No. 1 to Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc., Santander Consumer USA Holdings Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014) #

4.14
First Amendment, dated May 20, 2015, to the Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 27, 2015)

4.15
Second Amendment, dated July 2, 2015, to the Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 2, 2015)

10.1
Investment Agreement, by and between Santander Consumer USA Inc. and Dundon DFS LLC, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.1 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012)

10.2
Investment agreement, by and among Santander Consumer USA Inc., Santander Holdings USA, Inc. and Sponsor Auto Financing Holdings Series LP, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.2 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012)

10.3
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Eldridge A. Burns (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

10.4
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason W. Grubb (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

10.5
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason A. Kulas (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013) #

10.6
Confidential Employment Agreement, dated August 24, 2011, by and between Santander Consumer USA Inc. and Richard Morrin (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 7, 2013) #

10.7
Amended and Restated Employment Agreement, executed as of December 31, 2011, by and among Santander Consumer USA Inc., Banco Santander, S.A. and Thomas G. Dundon (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on July 7, 2013) #

10.8	Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on July 7, 2013) #
10.9
Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on July 7, 2013) #

10.10
Master Private Label Financing Agreement, dated as of February 6,2013, by and between Santander Consumer USA Inc. and Chrysler Group LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A on November 22, 2013) †

10.11	Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A on January 9, 2014) #
10.12
Form of Restricted Stock Award Agreement (for Management) under the Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A on January 9, 2014) #

10.13	Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A on January 9, 2014) #
10.14
Form of Amendment No.1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan with each of Thomas G. Dundon, Jason A. Kulas, and Jason W. Grubb (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A on January 9, 2014) #

10.15
Form of Amendment No. 1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (Optionees other than Thomas G. Dundon, and Jason W, Grubb) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A on January 9, 2014) #

10.16	Santander Consumer USA Holdings Inc. Senior Executive Annual Bonus Plan (incorporated by reference on Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A on January 17, 2014) #
10.17
Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A on January 22, 2014) #

10.18
Form of Time- and Performance-based Option Award Agreement (Series 3) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A on January 22, 2014) #

10.19
Form of Time-Based Option Agreement (Series 2) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A on January 22, 2014) #

10.20
Form of Restricted Stock Unit Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K on March 2, 2015)

10.21	Form of Long-Term Cash Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K on March 2, 2015)
10.22
Form of Non-qualified Stock Option Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K on March 2, 2015)

10.23
Separation Agreement, dated as of July 2, 2015, by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 2, 2015)

10.24
Form of Restricted Stock Unit Award Agreement (for Directors) under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on October 29, 2015)

10.25
Letter Agreement, dated December 1, 2015, by and between Santander Consumer USA Holdings Inc. and Ismail Dawood (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 7, 2015)

16.1	Letter of Deloitte & Touche LLP, dated December 15, 2015 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K on December 15, 2015)
21.1	Subsidiaries of Santander Consumer USA Holdings Inc. *

23.1	Consent of Deloitte & Touche LLP*
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Furnished herewith.