Form 10-Q
period 2016-03-31
Santander Consumer USA Holdings Inc.
filed 2016-05-05
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock ($0.01 par value)	358,151,988 shares

Unless otherwise specified or the context otherwise requires, the use herein of the terms “ we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•	we operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business;

•	our ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;

•	adverse economic conditions in the United States and worldwide may negatively impact our results;

•	our business could suffer if our access to funding is reduced;

•	we face significant risks implementing our growth strategy, some of which are outside our control;

•	we may incur unexpected costs and delays in connection with exiting our personal lending business;

•	our agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement;

•	our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;

•	our financial condition, liquidity, and results of operations depend on the credit performance of our loans;

•	loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business;

•
we are directly and indirectly, through our relationship with Santander Holdings USA, Inc., subject to certain bank regulations, including oversight by the OCC, the CFPB, the European Central Bank, and the Federal Reserve, which oversight and regulation may limit certain of our activities, including the timing and amount of dividends and other limitations on our business; and

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
LendingClub	LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer

Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents - $4,120 and zero held for affiliates, respectively	$42,047	$18,893
Finance receivables held for sale, net	2,324,190	2,868,603
Finance receivables held for investment, net	24,082,180	23,479,680
Restricted cash - $31,898 and $39,436 held for affiliates, respectively	2,636,216	2,236,329
Accrued interest receivable	369,656	405,464
Leased vehicles, net	7,298,521	6,516,030
Furniture and equipment, net of accumulated depreciation of $55,098 and $50,409, respectively	61,543	58,007
Federal, state and other income taxes receivable	260,687	267,686
Related party taxes receivable	85	—
Goodwill	74,056	74,056
Intangible assets, net of amortization of $30,053 and $28,422, respectively	33,915	53,316
Due from affiliates	65,062	42,665
Other assets	656,449	549,644
Total assets	$37,904,607	$36,570,373
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$8,389,269	$6,902,779
Notes payable — secured structured financings	20,340,959	20,872,900
Notes payable — related party	2,775,000	2,600,000
Accrued interest payable	25,632	22,544
Accounts payable and accrued expenses	374,843	413,269
Federal, state and other income taxes payable	3,088	2,449
Deferred tax liabilities, net	994,024	908,252
Related party taxes payable	—	342
Due to affiliates	177,061	145,013
Other liabilities	235,184	277,862
Total liabilities	33,315,060	32,145,410
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
358,108,351 and 358,014,870 shares issued and 358,039,346 and 357,945,865 shares outstanding, respectively	3,580	3,579
Additional paid-in capital	1,567,936	1,565,856
Accumulated other comprehensive income (loss), net	(36,065)	2,125
Retained earnings	3,054,096	2,853,403
Total stockholders’ equity	4,589,547	4,424,963
Total liabilities and equity	$37,904,607	$36,570,373

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
		(As Restated - Note 1)
Interest on finance receivables and loans	$1,341,763	$1,230,002
Leased vehicle income	329,792	231,616
Other finance and interest income	3,912	7,341
Total finance and other interest income	1,675,467	1,468,959
Interest expense — Including $31,686 and $44,016 to affiliates, respectively	184,735	148,856
Leased vehicle expense	218,779	171,734
Net finance and other interest income	1,271,953	1,148,369
Provision for credit losses	706,574	674,687
Net finance and other interest income after provision for credit losses	565,379	473,682
Profit sharing	11,394	13,516
Net finance and other interest income after provision for credit losses and profit sharing	553,985	460,166
Investment gains (losses), net	(73,151)	21,247
Servicing fee income — Including $4,936 and $5,024 from affiliates, respectively	44,494	24,803
Fees, commissions, and other — Including $225 and $5,849 from affiliates, respectively	101,335	101,133
Total other income	72,678	147,183
Compensation expense	119,842	100,540
Repossession expense	73,545	58,826
Other operating costs — Including $4,813 and $371 to affiliates, respectively	116,454	86,013
Total operating expenses	309,841	245,379
Income before income taxes	316,822	361,970
Income tax expense	116,129	115,688
Net income	$200,693	$246,282

Net income	$200,693	$246,282
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $22,733 and $7,622, respectively	(38,190)	(12,843)
Comprehensive income	$162,503	$233,439
Net income per common share (basic)	$0.56	$0.70
Net income per common share (diluted)	$0.56	$0.69
Weighted average common shares (basic)	357,974,890	349,421,960
Weighted average common shares (diluted)	360,228,272	356,654,466

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2015, as restated (Note 1)	348,978	$3,490	$1,560,519	$3,553	$2,026,110	$3,593,672
Stock issued in connection with employee incentive compensation plans	980	10	11,640	—	—	11,650
Stock-based compensation expense	—	—	4,075	—	—	4,075
Net income, as restated (Note 1)	—	—	—	—	246,282	246,282
Other comprehensive income (loss), net of taxes	—	—	—	(12,843)	—	(12,843)
Balance — March 31, 2015, as restated (Note 1)	349,958	$3,500	$1,576,234	$(9,290)	$2,272,392	$3,842,836

Balance — January 1, 2016	357,946	$3,579	$1,565,856	$2,125	$2,853,403	$4,424,963
Stock issued in connection with employee incentive compensation plans	93	1	704	—	—	705
Stock-based compensation expense	—	—	1,768	—	—	1,768
Tax sharing with affiliate	—	—	(392)	—	—	(392)
Net income	—	—	—	—	200,693	200,693
Other comprehensive income (loss), net of taxes	—	—	—	(38,190)	—	(38,190)
Balance — March 31, 2016	358,039	$3,580	$1,567,936	$(36,065)	$3,054,096	$4,589,547

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:		(As Restated - Note 1)
Net income	$200,693	$246,282
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	5,317	2,429
Provision for credit losses	706,574	674,687
Depreciation and amortization	265,077	196,191
Accretion of discount	(151,045)	(132,725)
Originations and purchases of receivables held for sale	(1,277,487)	(720,145)
Proceeds from sales of and collections on receivables held for sale	922,071	537,462
Change in revolving personal loans	(129,330)	—
Investment losses (gains), net	73,151	(21,247)
Stock-based compensation	1,768	4,075
Deferred tax expense (benefit)	107,540	(1,275)
Changes in assets and liabilities:
Accrued interest receivable	11,272	6,512
Accounts receivable	3,157	(3,726)
Federal income tax and other taxes	7,515	388,718
Other assets	(59,275)	7,063
Accrued interest payable	3,102	1,744
Other liabilities	(19,963)	62,587
Due to/from affiliates	(15,748)	(5,435)
Net cash provided by operating activities	654,389	1,243,197
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(3,836,292)	(4,986,961)
Purchases of portfolios of finance receivables held for investment	(95,596)	—
Collections on finance receivables held for investment	2,598,238	2,537,187
Proceeds from sale of loans held for investment	823,877	407,470
Leased vehicles purchased	(1,622,199)	(1,135,171)
Manufacturer incentives received	329,616	219,419
Proceeds from sale of leased vehicles	295,118	586,664
Change in revolving personal loans	166,890	(4,237)
Purchases of furniture and equipment	(14,500)	(4,844)
Sales of furniture and equipment	1,010	188
Change in restricted cash	(404,457)	(766,447)
Other investing activities	(2,532)	(1,533)
Net cash used in investing activities	(1,760,827)	(3,148,265)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	2,634,405	3,056,950
Payments on notes payable related to secured structured financings	(3,171,686)	(2,780,640)
Proceeds from unsecured notes payable	2,818,900	1,690,000
Payments on unsecured notes payable	(2,643,900)	(1,005,000)
Proceeds from notes payable	6,353,143	6,195,553
Payments on notes payable	(4,862,083)	(5,259,330)
Proceeds from stock option exercises, gross	813	9,161
Repurchase of stock - employee tax withholding	—	(164)
Other financing activities	—	(7,667)
Net cash provided by financing activities	1,129,592	1,898,863
Net increase (decrease) in cash and cash equivalents	23,154	(6,205)
Cash — Beginning of period	18,893	33,157
Cash — End of period	$42,047	$26,952

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
As of March 31, 2016, the Company was owned approximately 58.9% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.2% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (the "Call Transaction"). Pursuant to the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS LLC is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (Note 11).
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 31, 2016.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities, as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of credit loss allowance, discount accretion, impairment, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

Corrections to Previously Reported Amounts
The Company has made certain corrections to the March 31, 2015 condensed consolidated statements of income and comprehensive income, equity, and cash flows, and Note 4, Note 9, and Note 12 thereto. The Company determined that its historical methodology for estimating its credit loss allowance for individually acquired retail installment contracts was in error as it did not estimate impairment on troubled debt restructurings (TDRs) separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. The Company has corrected its allowance methodology accordingly, and has determined, based on this corrected methodology, that the Provision for credit losses reported on the condensed consolidated statement of income for the three months ended March 31, 2015 was previously understated by $68,706. For the three months ended March 31, 2015, income tax expense and net income were overstated by $25,738 and $42,968, respectively. In addition, the Company has determined that it had incorrectly identified the population of loans that should be classified and disclosed as TDRs.
The Company also has determined that subvention payments related to leased vehicles were incorrectly classified, within the income statement, as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense. The subvention payments classification errors did not impact net income for any period.
The impacts of the corrections of these errors on the unaudited quarterly financial information filed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 have been provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the corrected quarterly financial information is presented in this Form 10-Q.

The following table summarizes the impacts of the corrections on our condensed consolidated statement of income for the three months ended March 31, 2015:

	As Reported	Corrections	As Restated
Leased vehicle income	$332,946	$(101,330)	$231,616
Total finance and other interest income	1,570,289	(101,330)	1,468,959
Leased vehicle expense	273,064	(101,330)	171,734
Provision for credit losses	605,981	68,706	674,687
Net finance and other interest income after provision for credit losses	542,388	(68,706)	473,682
Net finance and other interest income after provision for credit losses and profit sharing	528,872	(68,706)	460,166
Income before income taxes	430,676	(68,706)	361,970
Income tax expense	141,426	(25,738)	115,688
Net income	$289,250	$(42,968)	$246,282

Net income	$289,250	$(42,968)	$246,282
Comprehensive income	$276,407	$(42,968)	$233,439
Net income per common share (basic)	$0.83	$(0.13)	$0.70
Net income per common share (diluted)	$0.81	$(0.12)	$0.69

The following table summarizes the impacts of the corrections on our condensed consolidated statement of equity for the three months ended March 31, 2015:

	Retained Earnings			Total Stockholders’ Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2015	$1,990,787	$35,323	$2,026,110	$3,558,349	$35,323	$3,593,672
Net income	289,250	(42,968)	246,282	289,250	(42,968)	246,282
Balance — March 31, 2015	$2,280,037	$(7,645)	$2,272,392	$3,850,481	$(7,645)	$3,842,836

The following table summarizes the impacts of the corrections on our condensed consolidated statement of cash flows for the three months ended March 31, 2015:

	As Reported	Corrections	As Restated
Cash flows from operating activities:
Net income	$289,250	$(42,968)	$246,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	605,981	68,706	674,687
Depreciation and amortization	297,521	(101,330)	196,191
Accretion of discount	(234,055)	101,330	(132,725)
Deferred tax expense	24,463	(25,738)	(1,275)

The impact of the corrections on the Company's disclosures of the activity in the credit loss allowance for individually acquired loans for the three months ended March 31, 2015 was as follows:

	Retail Installment Contracts Acquired Individually
	As Reported	Corrections	As Restated
Balance — beginning of period	$2,726,338	$(56,508)	$2,669,830
Provision for credit losses	507,148	68,706	575,854
Balance — end of period	$2,822,712	$12,198	$2,834,910

The impact of the corrections on the Company's disclosures of the average recorded investment and income recognized on retail installment contract TDRs for the three months ended March 31, 2015 was as follows:

	Three Months Ended March 31, 2015
	Retail Installment Contracts
	As Reported	Corrections	As Restated
Average outstanding recorded investment in TDRs	$3,573,868	$709,318	$4,283,186
Interest income recognized	196,976	(15,566)	181,410

The impact of the corrections on the Company's disclosures of the financial effects of retail installment contract TDRs that occurred for the three months ended March 31, 2015 was as follows:

	Retail Installment Contracts
	As Reported	Corrections	As Restated
Outstanding recorded investment before TDR	$875,809	$(27,442)	$848,367
Outstanding recorded investment after TDR	$874,371	$(17,126)	$857,245
Number of contracts (not in thousands)	52,319	(3,427)	48,892

The impact of the corrections on the Company's disclosures of retail installment contracts modified as TDRs that subsequently defaulted for the three months ended March 31, 2015 was as follows:

	Retail Installment Contracts
	As Reported	Corrections	As Restated
Recorded investment in TDRs that subsequently defaulted	$158,518	$26,674	$185,192
Number of contracts (not in thousands)	11,654	(913)	10,741

The impact of the corrections on the Company's disclosures of the income tax expense and effective tax rate for the three months ended March 31, 2015 was as follows:

	As Reported	Corrections	As Restated
Income tax expense	$141,426	$(25,738)	$115,688
Income before income taxes	430,676	(68,706)	361,970
Effective tax rate	32.8%	(0.8)%	32.0%

The impact of the corrections on the Company's disclosures of earnings per share for the three months ended March 31, 2015 was as follows:

	As Reported	Corrections	As Restated
Earnings per common share
Net income attributable to SC shareholders	$289,250	$(42,968)	$246,282
Earnings per common share	$0.83	$(0.13)	$0.70
Earnings per common share - assuming dilution
Net income attributable to SC shareholders	$289,250	$(42,968)	$246,282
Earnings per common share - assuming dilution	$0.81	$(0.12)	$0.69
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
Recently Adopted Accounting Standards
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This standard affects entities that issue share-based payments when the terms of an award stipulate that a performance target could be achieved after an employee completes the requisite service period. This guidance became effective for the Company January 1, 2016 and implementation of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. This standard simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP, and as a result, items that are both unusual and infrequent no longer will be separately reported net of tax after continuing operations. This guidance became effective for the Company January 1, 2016 and implementation of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance became effective for the Company January 1, 2016 and implementation of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU clarifies when fees paid in a cloud computing arrangement pertain to the acquisition of a software license, services, or both. This guidance became effective for the Company January 1, 2016 and implementation of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract.  In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and the related updates to it on its financial position, results of operations and disclosures.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

2.	Finance Receivables
Finance receivables held for investment, net is comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Retail installment contracts acquired individually	$23,753,177	$23,111,146
Purchased receivables	215,344	244,362
Receivables from dealers	74,612	76,025
Personal loans	1,337	941
Capital lease receivables (Note 3)	37,710	47,206
	$24,082,180	$23,479,680
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$27,588,943	$76,015	$1,337
Credit loss allowance (Note 4)	(3,423,258)	(1,403)	—
Discount	(455,471)	—	—
Capitalized origination costs and fees	42,963	—	—
Net carrying balance	$23,753,177	$74,612	$1,337

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance (Note 4)	(3,296,023)	(916)	—
Discount	(502,342)	—	—
Capitalized origination costs and fees	45,565	—	—
Net carrying balance	$23,111,146	$76,025	$941

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Unpaid principal balance	$314,847	$359,822

Outstanding recorded investment	$388,269	$419,183
Less: Impairment	(172,925)	(174,821)
Outstanding recorded investment, net of impairment	$215,344	$244,362

As of September 30, 2015, the Company determined that it no longer had the intent to hold its personal loans for investment and that classification of all of its personal loans as held for sale was appropriate as of that date. In connection with the reclassification to held for sale, the Company transferred the personal loan portfolio at the lower of cost or market, with the lower of cost or market adjustment being charged off against the credit loss allowance. Loan originations and purchases under the Company’s personal lending platform subsequent to September 30, 2015, also are classified as held for sale. Following the reclassification of personal loans to held for sale, further adjustments to the recorded investment in personal loans held for sale, whether due to customer default or changes in market value, are recorded in investment gains (losses), net, in the condensed consolidated statements of income and comprehensive income (Note 16). On February 1, 2016, the Company sold personal loans with an unpaid principal balance of $869,349 to a third party for an immaterial gain to unpaid principal balance.

At December 31, 2015, the Company determined that its intent to sell certain non-performing personal installment loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $1,337 and $941 at March 31, 2016 and December 31, 2015, respectively.
The carrying value of the Company's finance receivables held for sale was comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Retail installment contracts acquired individually	$1,345,371	$905,710
Personal loans	978,819	1,962,893
	$2,324,190	$2,868,603
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Sales of retail installment contracts to third parties	$859,955	$919,078
Proceeds from sales of charged-off assets	$6,230	$38,376

The Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and serviced as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Serviced balance of retail installment contracts and leases sold to third parties	$11,617,032	$12,155,844
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 5). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, $1,165,062 and $1,087,024 of the unpaid principal balance represented fleet contracts with commercial borrowers as of March 31, 2016 and December 31, 2015, respectively.

Borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (13%), California (10%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at March 31, 2016 and December 31, 2015, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018. The Company had accrued interest on this term loan of $158 and $156 at March 31, 2016, and December 31, 2015, respectively.
The remaining receivables from dealers held for investment are all Chrysler Agreement-related. Borrowers on these dealer receivables are located in Virginia (38%), California (23%), New York (20%), Missouri (9%), Mississippi (7%), and other states each individually representing less than 5% of the Company’s total.
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Balance — beginning of period	$193,564	$264,416
Accretion of accretable yield	(21,329)	(26,905)
Reclassifications from (to) nonaccretable difference	(24,258)	6,144
Balance — end of period	$147,977	$243,655
During the three months ended March 31, 2016 and 2015, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Leased vehicles	$10,004,043	$8,862,214
Less: accumulated depreciation	(1,736,884)	(1,517,198)
Depreciated net capitalized cost	8,267,159	7,345,016
Manufacturer subvention payments, net of accretion (a)	(987,901)	(845,142)
Origination fees and other costs	19,263	16,156
Net book value	$7,298,521	$6,516,030

(a)	The Company recognized accretion of lease subvention payments, as a reduction to depreciation expense, of $151,871 and $101,330 for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016 and 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of zero and $561,334, respectively, and a net book value of zero and $488,919, to a third party, respectively. The bulk sale agreement included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 10). The Company retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, the sale generated large taxable gains that the Company deferred through a qualified like-kind exchange program. An immaterial amount of taxable gain that did not qualify for deferral was recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2016:

Remainder of 2016	$977,209
2017	963,272
2018	421,093
2019	24,165
2020	50
Thereafter	—
Total	$2,385,789
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Gross investment in capital leases	$70,781	$91,393
Origination fees and other	168	155
Less unearned income	(17,379)	(24,464)
Net investment in capital leases before allowance	53,570	67,084
Less: allowance for lease losses	(15,860)	(19,878)
Net investment in capital leases	$37,710	$47,206

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of March 31, 2016:

Remainder of 2016	$17,065
2017	22,721
2018	21,587
2019	8,279
2020	1,037
Thereafter	92
Total	$70,781

4.	Credit Loss Allowance and Credit Quality
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings, and individually evaluates loans for specific impairment as necessary. As of March 31, 2016, the credit loss allowance for receivables from dealers is comprised of a general allowance of $978, plus $425 specific impairment for substandard commercial risk rated receivables from dealers with an unpaid principal balance of $5,965.
The activity in the credit loss allowance for individually acquired loans for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
			(As Restated - Note 1)
Balance — beginning of period	$3,296,023	$916	$2,669,830	$674	$348,660
Provision for credit losses	709,530	487	575,854	456	97,703
Charge-offs	(1,192,610)	—	(926,993)	—	(99,690)
Recoveries	610,315	—	543,336	—	6,205
Transfers to held-for-sale	—	—	(27,117)	—	—
Balance — end of period	$3,423,258	$1,403	$2,834,910	$1,130	$352,878
The impairment activity related to purchased receivables portfolios for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Balance — beginning of period	$174,821	$188,639
Incremental provisions for purchased receivables portfolios	1,319	300
Incremental reversal of provisions for purchased receivables portfolios	(3,215)	(5,402)
Balance — end of period	$172,925	$183,537
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Balance — beginning of period	$19,878	$9,589
Provision for lease losses	(1,547)	5,776
Charge-offs	(12,359)	(1,997)
Recoveries	9,888	1,814
Balance — end of period	$15,860	$15,182

Delinquencies

Retail installment contracts are classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status, the Company returns to accruing interest on the contract.
A summary of delinquencies as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$1,900,922	$20,131	$1,921,053
Delinquent principal over 60 days	852,863	11,570	864,433
Total delinquent principal	$2,753,785	$31,701	$2,785,486

	December 31, 2015
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,454,986	$30,442	$2,485,428
Delinquent principal over 60 days	1,191,567	17,297	1,208,864
Total delinquent principal	$3,646,553	$47,739	$3,694,292

The balances in the above tables reflect total unpaid principal balance rather than net investment before allowance; the difference is considered insignificant. As of March 31, 2016 and December 31, 2015, there were no receivables from dealers that were 31 days or more delinquent.
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contract held for investment by FICO® distribution, determined at origination, as of March 31, 2016 and December 31, 2015 was as follows:

FICO® Band	March 31, 2016	December 31, 2015
Commercial (a)	4.2%	4.0%
No-FICOs	12.6%	12.2%
<540	23.2%	23.4%
540-599	31.0%	30.9%
600-639	17.1%	17.3%
>640	11.9%	12.2%

(a)No FICO score is obtained on loans to commercial borrowers
Commercial Lending Credit Quality Indicators — The credit quality of receivables from dealers, which are considered commercial loans, is summarized according to standard regulatory classifications as follows:
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
As discussed in Note 2, the Company has $1,165,062 of fleet retail installment contracts with commercial borrowers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of March 31, 2016, $6,409 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.
Commercial loan credit quality indicators for receivables from dealers held for investment as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Pass	$67,644	$68,873
Special Mention	2,406	8,068
Substandard	5,965	—
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$76,015	$76,941

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. As of March 31, 2016 and December 31, 2015, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	Retail Installment Contracts
Outstanding recorded investment	$4,803,486	$4,667,380
Impairment	(1,374,510)	(1,356,092)
Outstanding recorded investment, net of impairment	$3,428,976	$3,311,288

A summary of the Company’s delinquent TDRs at March 31, 2016 and December 31, 2015, is as follows:

	March 31, 2016	December 31, 2015
	Retail Installment Contracts
Principal, 31-60 days past due	$793,139	$942,021
Delinquent principal over 60 days	367,413	510,015
Total delinquent TDR principal	$1,160,552	$1,452,036

A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. Consistent with the Company’s other retail installment contracts, TDRs are placed on nonaccrual status when the account becomes past due more than 60 days, and returns to accrual status when the account is 60 days or less past due. Average recorded investment and income recognized on TDR loans are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
		(As Restated - Note 1)
Average outstanding recorded investment in TDRs	$4,735,433	$4,283,186	$10,387
Interest income recognized	$174,191	$181,410	$589
The following table summarizes the financial effects of TDRs that occurred during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
		(As Restated - Note 1)
Outstanding recorded investment before TDR	$703,948	$848,367	$5,394
Outstanding recorded investment after TDR	$711,225	$857,245	$5,356
Number of contracts (not in thousands)	39,380	48,892	4,468
A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or the month in which the loan becomes 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2016 and 2015 are summarized in the following table:

	Three Months Ended
	March 31, 2016	March 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
		(As Restated - Note 1)
Recorded investment in TDRs that subsequently defaulted	$204,040	$185,192	$1,411
Number of contracts (not in thousands)	11,402	10,741	1,411

5.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$328,484	$500,000	1.53%	$470,935	$—
Warehouse line (a)	Various (a)	898,785	1,250,000	1.65%	1,268,593	33,876
Warehouse line (b)	July 2017	1,136,620	1,260,000	1.26%	1,327,405	39,890
Warehouse line (c)	July 2017	2,151,543	2,940,000	1.37%	3,301,792	59,169
Warehouse line	December 2017	1,342,277	1,800,000	1.59%	1,903,553	45,797
Repurchase facility (d)	December 2016	1,147,361	1,147,361	2.51%	—	44,767
Warehouse line	March 2018	886,199	1,000,000	1.26%	1,287,618	28,733
Warehouse line (e)	November 2016	175,000	175,000	1.99%	—	—
Warehouse line (e)	November 2016	250,000	250,000	1.99%	—	2,502
Warehouse line	January 2018	73,000	400,000	3.13%	102,309	—
Total facilities with third parties		8,389,269	10,722,361		9,662,205	254,734
Lines of credit with Santander and related subsidiaries (f):
Line of credit	December 2016	500,000	500,000	2.74%	—	—
Line of credit	December 2018	—	500,000	3.49%	—	—
Line of credit	December 2016	1,000,000	1,000,000	2.70%	—	—
Line of credit	December 2018	975,000	1,000,000	2.94%	—	—
Line of credit	March 2017	300,000	300,000	1.99%	—	—
Line of credit	March 2019	—	1,500,000	4.44%	—	—
Total facilities with Santander and related subsidiaries		2,775,000	4,800,000		—	—
Total revolving credit facilities		$11,164,269	$15,522,361		$9,662,205	$254,734

(a)	Half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.

(b)	This line is held exclusively for financing of Chrysler Capital loans.

(c)	This line is held exclusively for financing of Chrysler Capital leases.

(d)
The repurchase facility is collateralized by securitization notes payable retained by the Company. This facility has rolling maturities of up to 180 days. On April 14, 2016, the Company entered into a second repurchase facility, advancing $237,000.

(e)	These lines are collateralized by residuals retained by the Company.

(f)
These lines generally are also collateralized by securitization notes payable and residuals retained by the Company. As of March 31, 2016 and December 31, 2015, $1,591,882 and $1,420,584, respectively, of the aggregate outstanding balances on these facilities were unsecured.

	December 31, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$378,301	$500,000	1.48%	$535,737	$—
Warehouse line	Various	808,135	1,250,000	1.29%	1,137,257	24,942
Warehouse line	July 2017	682,720	1,260,000	1.35%	809,185	20,852
Warehouse line	July 2017	2,247,443	2,940,000	1.41%	3,412,321	48,589
Warehouse line	December 2017	944,877	2,000,000	1.56%	1,345,051	32,038
Repurchase facility	December 2016	850,904	850,904	2.07%	—	34,166
Warehouse line	September 2017	565,399	1,000,000	1.20%	824,327	15,759
Warehouse line	November 2016	175,000	175,000	1.90%	—	—
Warehouse line	November 2016	250,000	250,000	1.90%	—	2,501
Total facilities with third parties		6,902,779	10,225,904		8,063,878	178,847
Lines of credit with Santander and related subsidiaries:
Line of credit	December 2016	500,000	500,000	2.65%	—	—
Line of credit	December 2018	—	500,000	3.48%	—	—
Line of credit	December 2016	1,000,000	1,750,000	2.61%	—	—
Line of credit	December 2018	800,000	1,750,000	2.84%	—	—
Line of credit	March 2017	300,000	300,000	1.88%	—	—
Total facilities with Santander and related subsidiaries		2,600,000	4,800,000		—	—
Total revolving credit facilities		$9,502,779	$15,025,904		$8,063,878	$178,847
Facilities with Third Parties
The warehouse lines and repurchase facility are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 3), securitization notes payables and residuals retained by the Company.
Lines of Credit with Santander and Related Subsidiaries
Through its New York branch, Santander provides the Company with $3,000,000 of long-term committed revolving credit facilities. Through SHUSA, Santander provides the Company with an additional $300,000 of committed revolving credit, collateralized by residuals retained on the Company's own securitizations, and $1,500,000 of committed revolving credit that can be drawn on an unsecured basis.

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

Secured Structured Financings

The following table presents information regarding secured structured financings as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	364,210	2,525,540	0.92%-1.23%	500,444	85,090
2013 Securitizations	January 2019 - January 2021	1,718,547	6,689,700	0.89%-1.59%	2,251,347	269,731
2014 Securitizations	February 2020 - January 2021	2,569,061	6,391,020	1.16%-1.72%	3,435,615	320,444
2015 Securitizations	September 2019 - January 2023	6,340,242	9,317,032	1.33%-2.29%	8,223,569	613,124
2016 Securitizations	April 2022 - May 2023	1,558,668	1,639,790	1.94%-2.44%	2,041,205	107,886
Securitizations (a)		12,550,728	26,563,082		16,452,180	1,396,275
2010 Private issuances (b)	June 2011	162,149	516,000	1.29%	260,960	7,794
2011 Private issuances	December 2018	552,070	1,700,000	1.46%	987,640	51,728
2013 Private issuances	September 2018-September 2020	2,919,009	2,693,754	1.13%-1.38%	4,597,426	171,712
2014 Private issuances	March 2018 - December 2021	1,282,460	3,271,175	1.05%-1.40%	1,871,997	114,993
2015 Private issuances	December 2016 - July 2019	2,392,487	2,855,062	0.88%-2.81%	2,660,644	141,190
2016 Private issuances	May 2020	482,056	500,000	1.55%	650,578	11,419
Privately issued amortizing notes		7,790,231	11,535,991		11,029,245	498,836
Total secured structured financings		$20,340,959	$38,099,073		$27,481,425	$1,895,111

(a)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

(b)	This securitization was most recently amended in May 2015 to extend the maturity date to May 2016.

	December 31, 2015
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$433,771	$2,525,540	0.92%-1.23%	$580,581	$84,231
2013 Securitizations	January 2019 - January 2021	2,000,915	6,689,700	0.89%-1.59%	2,577,552	267,623
2014 Securitizations	February 2020 - January 2021	2,956,273	6,391,020	1.16%-1.72%	3,894,365	313,356
2015 Securitizations	September 2019 - January 2023	7,269,037	9,317,032	1.33%-2.29%	9,203,569	577,647
Securitizations		12,659,996	24,923,292		16,256,067	1,242,857
2010 Private issuances	June 2011	108,201	516,000	1.29%	240,026	6,855
2011 Private issuances	December 2018	708,884	1,700,000	1.46%	1,142,853	50,432
2013 Private issuances	September 2018-September 2020	2,836,420	2,693,754	1.13%-1.38%	4,311,481	143,450
2014 Private issuances	March 2018 - December 2021	1,541,970	3,271,175	1.05%-1.40%	2,192,495	95,325
2015 Private issuances	November 2016 - May 2020	3,017,429	3,548,242	0.88%-2.81%	3,608,497	161,778
Privately issued amortizing notes		8,212,904	11,729,171		11,495,352	457,840
Total secured structured financings		$20,872,900	$36,652,463		$27,751,419	$1,700,697

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of March 31, 2016 and December 31, 2015, the Company had private issuances of notes backed by vehicle leases totaling $3,904,803 and $3,228,240, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended March 31, 2016 and 2015 was $94,376 and $60,852, respectively.

6.	Variable Interest Entities
The Company transfers retail installment contracts and leased vehicles into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and, when the Company holds the residual interest, are consolidated because the Company has: (a) power over the significant activities of each entity as servicer of its financial assets and (b) through the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from each VIE that are potentially significant to the VIE. When the Company does not retain any debt or equity interests in its securitizations or subsequently sells such interests, it records these transactions as sales of the associated retail installment contracts.
Revolving credit facilities generally also utilize Trusts that are considered VIEs. The collateral, borrowings under credit facilities and securitization notes payable of the Company's consolidated VIEs remain on the condensed consolidated balance sheets. The Company recognizes finance charges, fee income, and provision for credit losses on the retail installment contracts, and leased vehicles and interest expense on the debt. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by them and are not available to other creditors.
The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. This titling trust is considered a VIE.
On-balance sheet variable interest entities
The following table summarizes the assets and liabilities related to VIEs included in the Company’s condensed consolidated financial statements:

	March 31, 2016	December 31, 2015
Restricted cash	$1,982,611	$1,842,877
Finance receivables held for sale	1,271,856	1,539,686
Finance receivables held for investment, net	22,897,337	22,891,064
Leased vehicles, net	7,298,521	6,516,030
Various other assets	581,758	620,482
Notes payable	30,500,847	30,611,019
Various other liabilities	7,654	5,379

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

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2016 and December 31, 2015, the Company was servicing $28,446,136 and $27,995,907, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Assets securitized	$3,621,496	$3,981,855

Net proceeds from new securitizations (a)	$2,633,626	$3,060,862
Cash received for servicing fees (b)	194,365	159,802
Net distributions from Trusts (b)	431,591	300,487
Total cash received from Trusts	$3,259,582	$3,521,151

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
The Company has completed sales to VIEs that met sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of the transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's condensed consolidated balance sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation, and may reacquire assets from the Trusts through the exercise of an optional clean-up call, as permitted through the respective servicing agreements. The Company also recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold.
During the three months ended March 31, 2016 and 2015, the Company executed no off-balance sheet securitizations with VIEs with which it has continuing involvement. As of March 31, 2016 and December 31, 2015, the Company was servicing $3,407,333 and $3,897,223, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Receivables securitized	$—	$—

Net proceeds from new securitizations	$—	$—
Cash received for servicing fees	15,701	5,304
Total cash received from securitization trusts	$15,701	$5,304

7.	Derivative Financial Instruments
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

The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements and the corresponding options written in order to offset the interest rate cap agreements, are not designated as hedges for accounting purposes. Changes in the fair value of derivative instruments not designated as hedges for accounting purposes are reflected in earnings.
The underlying notional amounts and aggregate fair values of these agreements at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$10,152,000	$(59,008)	$9,150,000	$1,706
Interest rate swap agreements not designated as hedges	1,984,000	(6,580)	2,399,000	(1,306)
Interest rate cap agreements	9,159,361	13,716	10,013,912	32,951
Options for interest rate cap agreements	9,159,361	(13,785)	10,013,912	(32,977)

The aggregate fair value of the interest rate swap agreements is included on the Company’s condensed consolidated balance sheets in other assets or other liabilities, as appropriate. The interest rate cap agreements are included in other assets, and the related options in other liabilities, on the Company’s condensed consolidated balance sheets. See Note 13 for additional disclosure of fair value and balance sheet location of the Company's derivative financial instruments.

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2016 and December 31, 2015.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreements for all derivative financial instruments. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2016 and December 31, 2015:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016
Interest rate swaps - Santander & affiliates	$189	$—	$189	$—	$—	$189
Interest rate swaps - third party	—	—	—	—	—	—
Interest rate caps - Santander & affiliates	4,908	—	4,908	—	—	4,908
Interest rate caps - third party	8,809	—	8,809	—	—	8,809
Total derivatives subject to a master netting arrangement or similar arrangement	13,906	—	13,906	—	—	13,906
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$13,906	$—	$13,906	$—	$—	$13,906
Total financial assets	$13,906	$—	$13,906	$—	$—	$13,906

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,607	$—	$4,607	$—	$—	$4,607
Interest rate swaps - third party	3,863	—	3,863	—	—	3,863
Interest rate caps - Santander & affiliates	12,724	—	12,724	—	—	12,724
Interest rate caps - third party	20,227	—	20,227	—	—	20,227
Total derivatives subject to a master netting arrangement or similar arrangement	41,421	—	41,421	—	—	41,421
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$41,421	$—	$41,421	$—	$—	$41,421
Total financial assets	$41,421	$—	$41,421	$—	$—	$41,421

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged (a)	Net Amount
March 31, 2016
Interest rate swaps - Santander & affiliates	$18,179	$—	$18,179	$—	$(17,336)	$843
Interest rate swaps - third party	47,599	—	47,599	—	(47,599)	—
Back to back - Santander & affiliates	4,908	—	4,908	—	(4,908)	—
Back to back - third party	8,877	—	8,877	—	(8,877)	—
Total derivatives subject to a master netting arrangement or similar arrangement	79,563	—	79,563	—	(78,720)	843
Total return swap	—	—	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$79,563	$—	$79,563	$—	$(78,720)	$843
Total financial liabilities	$79,563	$—	$79,563	$—	$(78,720)	$843

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,977	$(3,430)	$1,547	$—	$—	$1,547
Interest rate swaps - third party	3,093	(3,093)	—	—	—	—
Back to back - Santander & affiliates	12,724	(12,270)	454	—	—	454
Back to back - third party	20,253	(20,253)	—	—	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	41,047	(39,046)	2,001	—	—	2,001
Total return swap	—	—	—	—	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative liabilities	$41,047	$(39,046)	$2,001	$—	$—	$2,001
Total financial liabilities	$41,047	$(39,046)	$2,001	$—	$—	$2,001

(a)	Cash collateral pledged is reported in Other assets and Due from affiliate in the condensed consolidated balance sheet.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$208	$(73,005)	$(12,082)
Derivative instruments not designated as hedges	$(5,499)

	Three Months Ended March 31, 2015
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(31,536)	$(11,071)
Derivative instruments not designated as hedges	$(2,429)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three months ended March 31, 2016 and 2015. The Company estimates that approximately $48,000 of unrealized losses included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	March 31, 2016	December 31, 2015
Upfront fee (a)	$106,251	$110,000
Vehicles (b)	251,780	203,906
Manufacturer subvention payments receivable (a)	146,735	132,856
Accounts receivable	24,132	27,028
Prepaids	44,332	33,183
Derivative assets (Note 7)	65,285	24,090
Other	17,934	18,581
Total other assets	$656,449	$549,644

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
The Company recorded income tax expense of $116,129 (36.7% effective tax rate) and $115,688 (32.0% effective tax rate, as restated - Note 1) during the three months ended March 31, 2016 and 2015, respectively. The increase in effective tax rate is primarily due to discrete adjustments recognized during the three months ended March 31, 2015.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At March 31, 2016, the Company had a net receivable from affiliates under the tax sharing agreement of $85, which was included in Related party taxes receivable in the condensed consolidated balance sheet. At December 31, 2015, the Company had a net payable to affiliates under the tax sharing agreement of $342, which was included in Related party taxes payable in the condensed consolidated balance sheet.
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
The Company is obligated to make purchase price holdback payments to a third-party originator of auto loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator beginning in June 2016 if returns on the purchased pools are greater than originally expected. The Company had $56,791 and $57,573 accrued at March 31, 2016 and December 31, 2015, respectively, related to this obligation.
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer's established credit limit. At March 31, 2016 and December 31, 2015, there was an outstanding balance of $26,015 and $26,941, respectively and a committed amount of $28,549 and $27,385, respectively.
Under terms of agreements with LendingClub, the Company was committed to purchase, at a minimum, through March 31, 2016, the lesser of $30,000 per month or 50% of LendingClub’s aggregate "near-prime" (as that term is defined in the agreements) originations and, thereafter through July 2017, the lesser of $30,000 per month or 50% of LendingClub’s aggregate near-prime originations. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, the Company sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.
The Company is committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, the Company has not recorded an allowance for unfunded commitments. As of March 31, 2016 and December 31, 2015, the Company was obligated to purchase $11,596 and $12,486, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. The retailer also has the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, has the right to retain up to 20% of new accounts subsequently originated.
Under terms of an application transfer agreement with an OEM other than FCA, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company pays the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee is calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

The Company has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were upward adjustments of $836 and downward adjustments of $147 for the three months ended March 31, 2016 and 2015, respectively.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of March 31, 2016, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $10,701 and $12,054 at March 31, 2016 and December 31, 2015, respectively, related to this obligation.
The Company has a flow agreement with Bank of America whereby the Company is committed to sell up to a specified amount of eligible loans to the bank each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300,000. On October 1, 2015, the Company and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350,000 of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. The Company had accrued $8,004 and $6,331 at March 31, 2016 and December 31, 2015, respectively, related to this obligation.
The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, the Company executed an amendment to the servicing agreement with CBP, which increased the servicing fee the Company receives. The Company and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600,000 and a minimum of $250,000 per quarter to a maximum of $200,000 and a minimum of $50,000 per quarter, as may be adjusted according to the agreement. In January 2016, the Company executed an amendment to the servicing agreement with CBP that decreased the servicing fee the Company receives on loans sold to CBP by the Company under the flow agreement. The Company had accrued $3,354 and $3,375 at March 31, 2016 and December 31, 2015, respectively, related to the loss-sharing obligation.
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
The Company is party to a forward flow asset sale agreement with a third party under terms of which the Company is committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350,000 in proceeds. Any sale after the total sales have reached $275,000 is subject to a market price check. As of March 31, 2016 and December 31, 2015, the remaining aggregate commitment was $195,652 and $200,707, respectively.

In connection with the bulk sales of Chrysler Capital leases (including the sale described in Note 3), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability, net, was $1,929 and $2,893, net, as of March 31, 2016 and December 31, 2015, respectively.

Legal Proceedings
Periodically, the Company is party to, or otherwise involved in, various lawsuits and other legal proceedings that arise in the ordinary course of business.
On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Steck v. Santander Consumer USA Holdings Inc. et al., No. 1:14-cv-06942 (the Deka Lawsuit). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, State of Texas, captioned Kumar v. Santander Consumer USA Holdings, et al., No. DC-14-11783, which was subsequently removed to the United States District Court, Northern District of Texas, and re-captioned Kumar v. Santander Consumer USA Holdings, et al., No. 3:14-CV-3746 (the Kumar Lawsuit).
Both the Deka Lawsuit and the Kumar Lawsuit were brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company's IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. In February 2015, the Kumar Lawsuit was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K.
The amended class action complaint in the Deka Lawsuit alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, the Company and the individual defendants moved to dismiss the amended class action complaint.
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
On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the Parmelee Lawsuit). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the Benson Lawsuit). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. The complaints in the Parmelee Lawsuit and Benson Lawsuit allege that the Company made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seek damages and other relief.
Further, the Company is party to, or is periodically otherwise involved in, reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation.
On November 4, 2015, the Company entered into an Assurance of Discontinuance (AOD) with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG alleged that the Company violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of GAP charges in the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150 to the Massachusetts AG to reimburse its costs in of implementing the AOD.
On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires the Company to pay a civil fine in the amount of $55, as well as at least $9,360 to affected servicemembers consisting of $10 per servicemember plus compensation for any lost equity (with interest) for each repossession by us, and $5 per servicemember for each instance where the Company sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires the Company to undertake certain additional remedial measures.
On July 31, 2015, the CFPB notified the Company that it had referred to the DOJ certain alleged violations by the Company of the ECOA regarding statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by the Company and the treatment of certain types of income in the Company’s underwriting process. On September 25, 2015, the DOJ notified us that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of our pricing of automobile loans.
The Company does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Line of credit agreement with Santander - New York Branch (Note 5)	$20,273	$25,484
Line of credit agreement with SHUSA (Note 5)	2,864	1,290
Accrued interest for affiliate lines/letters of credit at March 31, 2016 and December 31, 2015, was as follows:

	March 31, 2016	December 31, 2015
Line of credit agreement with Santander - New York Branch (Note 5)	$5,997	$6,015
Line of credit agreement with SHUSA (Note 5)	1,450	267
In August 2015, under a agreement with Santander, the Company began paying Santander a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,578 for the three months ended March 31, 2016. As of March 31, 2016, the Company had $3,860 of related fees payable to Santander.
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $11,340,000 and $13,739,000 at March 31, 2016 and December 31, 2015, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $31,619 and $20,775 at March 31, 2016 and December 31, 2015, respectively. Interest expense and mark-to-market adjustments on these agreements include amounts totaling $10,150 and $17,242 for the three months ended March 31, 2016 and 2015, respectively.
The Company is required to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities; SBNA pays the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. As of March 31, 2016 and December 31, 2015, the Company had relationship management fees receivable from SBNA of $525 and $419, respectively. The Company recognized $1,279 and $1,623 of relationship management fee income for the three months ended March 31, 2016 and 2015, respectively. On April 15, 2016, the relationship management fee was replaced with an origination fee and annual renewal fee for each loan.
All Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, are serviced by SBNA. Servicing fee expense to SBNA for the Company's Chrysler Capital receivables from dealers totaled $34 and $86 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had $36 and $37, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of March 31, 2016 or December 31, 2015 for such advances.

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $5,065 and $2,737, related to such originations, as of March 31, 2016 and December 31, 2015, respectively.

The Company is amortizing a $9,000 referral fee received in connection with the dealer lending arrangements into income over a ten-year period, ending on the July 1, 2022 termination date of the governing agreements. As of March 31, 2016 and December 31, 2015, the unamortized fee balance was $6,525 and $6,750, respectively. The Company recognized $225 of income related to the referral fee for each of the three-month periods ended March 31, 2016 and 2015.

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $2,108 and $1,944 for the three months ended March 31, 2016 and 2015, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Total serviced portfolio	$653,186	$692,291
Cash collections due to owner	24,234	19,302
Servicing fees receivable	2,244	1,476
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. The Company also services leases it sold to SBNA in 2014. Origination fee income recognized under the agreement totaled zero and $5,624 for the three months ended March 31, 2016 and 2015, respectively. Servicing fee income recognized on leases serviced for SBNA totaled $1,549 and $1,457 for the three months ended March 31, 2016 and 2015, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Total serviced portfolio	$1,964,315	$2,198,519
Cash collections due to owner	1,317	132
Servicing fees receivable	821	784
Revenue share reimbursement receivable	2,514	1,370

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SC indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, SC established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SC, in the case of payments and sale proceeds. As of March 31, 2016 and December 31, 2015, the balance in the collateral account was $31,598 and $34,516, respectively. As of March 31, 2016 and December 31, 2015, the Company had a recorded liability of $2,691 related to the residual losses covered under the agreement.

In December 2015, the Company formed a new wholly-owned subsidiary, Santander Consumer International PR, LLC (SCI), and SCI opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of March 31, 2016 and December 31, 2015, SCI had cash of $4,420 and $4,920, respectively, on deposit with Banco Santander Puerto Rico.

During 2015, Santander Investment Securities Inc. (SIS), an affiliated entity, purchased a portion of the Class B notes of SDART 2013-3, a consolidated securitization Trust, with a principal balance of $725 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the unpaid note balance of the Class B notes owned by SIS was $237 and $510, respectively. In addition, SIS purchased an investment of $2,000 in the Class A3 notes of CCART 2013-A, a securitization Trust formed by the Company in 2013. Although CCART 2013-A is not a consolidated entity of the Company, the Company continues to service the assets of the associated trust. SIS also serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for each of the three-month periods ended March 31, 2016 and 2015, totaled $100, and are accounted for as debt issuance costs in the accompanying condensed consolidated financial statements.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs, totaled $24 and $102 for the three months ended March 31, 2016 and 2015, respectively.

The Company is party to an MSA with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review credit applications of retail store customers. Under terms of the MSA, the Company had net originations of personal revolving loans of zero and $7,626 during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, this cost method investment was carried at a value of zero in the Company's condensed consolidated balance sheets as it had been fully impaired. On March 24, 2016, the Company notified most of the retailers for which it reviews credit applications that it would no longer fund new originations effective April 11, 2016.

On July 2, 2015, the Company announced the departure of Mr. Dundon from his roles as Chairman of the Board and Chief Executive Officer of the Company, effective as of the close of business on July 2, 2015. In connection with his departure, and subject to the terms and conditions of his Employment Agreement, including Mr. Dundon's execution of a release of claims against the Company, Mr. Dundon became entitled to receive certain payments and benefits under his Employment Agreement. The Separation Agreement also provided for the modification of terms for certain equity-based awards (Note 14). Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

As of March 31, 2016 and December 31, 2015, the Company had recorded a liability for $115,139 in contemplation of the payments and benefits due under the terms of the Separation Agreement. Mr. Dundon is serving as a consultant to the Company, at a mutually agreed rate, for a twelve-month period following the date of the Separation Agreement. Mr. Dundon also served as a Director on the Company's Board until his resignation from the Board on April 1, 2016.

As of March 31, 2016, the Company has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement.

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

Pursuant to the Separation Agreement, SHUSA was deemed to have delivered as of July 3, 2015 an irrevocable notice to exercise the call option with respect to all 34,598,506 shares of our Common Stock owned by DDFS and consummate the transactions contemplated by such call option notice, subject to the receipt of required bank regulatory approvals and any other approvals required by law (the “Call Transaction”). Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300,000 loan, which, as of March 31, 2016 and December 31, 2015, had an unpaid principal balance of $290,000. Pursuant to the Loan Agreement, 29,598,506 shares of the Company’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the Pledge Agreement). Because the Call Transaction was not completed on or before the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company Common Stock ultimately sold in the Call Transaction. The Shareholder Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option. If consummated in full, SHUSA would pay DDFS LLC $928,278 plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated and remains subject to receipt of applicable regulatory approvals.

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

During the three months ended March 31, 2015, the Company paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate, and the amount of reimbursement is not subject to a maximum cap per fiscal year. For the three months ended March 31, 2015, the Company paid $183 to Meregrass, Inc., the Company managing the plane's operations, with an average rate of $5.8 per hour.

Under an agreement with Mr. Dundon, the Company is provided access to a suite at an event center that is leased by Mr. Dundon, and which the Company uses for business purposes. The Company reimburses Mr. Dundon for the use of this space on a periodic basis.

As of March 31, 2016, Jason Kulas, the Company's CEO, Mr. Dundon, and a Santander employee who was a member of the SC Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended March 31, 2016 and 2015, the Company paid $1,576 and $522, respectively, in lease payments on this property. Future minimum lease payments for the 12-year term of the lease total $73,889.

The Company is party to certain agreements with Bluestem whereby the Company is committed to purchase receivables originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option. Bluestem is owned by Capmark, a company in which affiliates of Centerbridge own an approximately 32% interest. During the three months ended March 31, 2015, Centerbridge decreased its ownership in SC from approximately 1% as of January 1, 2015, to zero as of March 31, 2015. Further, an individual that was a member of SC's Board until July 15, 2015, is a member of Centerbridge management and also serves on the board of directors of Capmark. During the three months ended March 31, 2015, the Company advanced  $158,229 to, and received $277,360 in payments on, receivables originated under its agreements with the retailer.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of EPS excludes 3,724,001 and 1,512,091 employee stock option awards for the three months ended March 31, 2016 and 2015, respectively, as the effect of those securities would be anti-dilutive. The following table represents EPS numbers for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Earnings per common share		(As Restated - Note 1)
Net income	$200,693	$246,282
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	357,625	348,955
Weighted average number of participating restricted common shares outstanding (in thousands)	350	467
Weighted average number of common shares outstanding (in thousands)	357,975	349,422
Earnings per common share	$0.56	$0.70
Earnings per common share - assuming dilution
Net income	$200,693	$246,282
Weighted average number of common shares outstanding (in thousands)	357,975	349,422
Effect of employee stock-based awards (in thousands)	2,253	7,232
Weighted average number of common shares outstanding - assuming dilution (in thousands)	360,228	356,654
Earnings per common share - assuming dilution	$0.56	$0.69

13.	Fair Value of Financial Instruments
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
Fair value estimates, methods, and assumptions are as follows:

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$42,047	$42,047	$18,893	$18,893
Finance receivables held for sale, net (b)	3	2,324,190	2,334,887	2,868,603	2,889,043
Finance receivables held for investment, net (c)	3	24,082,180	25,715,311	23,479,680	24,960,092
Restricted cash (a)	1	2,636,216	2,636,216	2,236,329	2,236,329
Notes payable — credit facilities (d)	3	8,389,269	8,389,269	6,902,779	6,902,779
Notes payable — secured structured financings (e)	2	20,340,959	20,406,382	20,872,900	20,917,733
Notes payable — related party (f)	3	2,775,000	2,775,000	2,600,000	2,600,000

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

•
Personal loans — The estimated fair value for personal loans held for sale is calculated based on a combination of estimated cash flows and market rates for similar loans with similar credit risks and a discounted cash flow (DCF) analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$8,809	$—	$8,809	$—
Due from affiliates — trading interest rate caps (a)	4,908	—	4,908	—
Due from affiliates — cash flow hedging interest rate swaps (a)	189	—	189	—
Other liabilities — trading options for interest rate caps (a)	8,877	—	8,877	—
Due to affiliates — trading options for interest rate caps (a)	4,908	—	4,908	—
Other liabilities — cash flow hedging interest rate swaps (a)	44,481	—	44,481	—
Due to affiliates — cash flow hedging interest rate swaps (a)	14,717	—	14,717	—
Other liabilities — trading interest rate swaps (a)	3,118	—	3,118	—
Due to affiliates — trading interest rate swaps (a)	3,462	—	3,462	—
Retail installment contracts acquired individually (b)	4,139	—	—	4,139

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$20,227	$—	$20,227	$—
Due from affiliates — trading interest rate caps (a)	12,724	—	12,724	—
Other assets — cash flow hedging interest rate swaps (a)	3,863	—	3,863	—
Due from affiliates — cash flow hedging interest rate swaps (a)	3,431	—	3,431	—
Due from affiliates — trading interest rate swaps (a)	1,176	—	1,176	—
Other liabilities — trading options for interest rate caps (a)	20,253	—	20,253	—
Due to affiliates — trading options for interest rate caps (a)	12,724	—	12,724	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,093	—	3,093	—
Due to affiliates — cash flow hedging interest rate swaps (a)	2,496	—	2,496	—
Due to affiliates — trading interest rate swaps (a)	2,481	—	2,481	—
Retail installment contracts acquired individually (b)	6,770	—	—	6,770

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

The table below presents the changes in all Level 3 balances for the three months ended March 31, 2016:

Retail Installment Contracts Held for Investment
Fair value, December 31, 2015	$6,770
Gains/(losses) in earnings	(2,631)
Fair value, March 31, 2016	$4,139
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense (benefit) (d)
Other assets — vehicles (a)	$251,780	$—	$251,780	$—	$—
Personal loans held for sale (b)	978,819	—	—	978,819	68,338
Intangible assets not subject to amortization-trademark (c)	33,915	—	—	33,915	20,300

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense (benefit) (d)
Other assets — vehicles (a)	$203,906	$—	$203,906	$—	$—
Personal loans held for sale (b)	$1,962,893	$—	$—	$1,962,893	$609,869

(a)
Represents vehicles in repossession or lease termination status at period-end, which have been charged off against credit loss allowance at fair value. The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.

(b)
Represents the portion of the portfolio specifically impaired as of period-end. The estimated fair value for personal loans held for sale is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

(c)
Represents the intangibles not subject to amortization for which the Company has recorded an impairment of $20,300 during the three months ended March 31, 2016. The estimated fair value for the trademark is calculated based on a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including originations growth, discount rate and royalty rate.

(d)
The lower of cost or fair value adjustment for personal loans held for sale includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.

14.    Employee Benefit Plans
SC Compensation Plan — The Company has granted stock options to certain executives, other employees, and independent directors under the 2011 Management Equity Plan (the Plan), which enabled the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), and expired on January 31, 2015. The Company has granted stock options, restricted stock awards and restricted stock units (RSUs) under the Omnibus Incentive Plan, which was established in 2013 and enables the Company to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of the Company's common stock up to a total of 5,192,640 common shares.
Stock options granted have an exercise price based on the estimated fair market value of the Company’s common stock on the grant date. The stock options expire ten years after grant date and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met.

Compensation expense related to the 583,890 shares of restricted stock the Company has issued to certain executives is recognized over a five-year vesting period, with $858 and $604 recorded for the three months ended March 31, 2016 and 2015, respectively.
A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	12,522,706	$11.84	6.4	$50,163
Granted	48,000	13.77	—	—
Exercised	(104,535)	9.21	—	209
Expired	(433,642)	10.45	—	—
Forfeited	(242,115)	14.91	—	—
Options outstanding at March 31, 2016	11,790,414	11.86	6.1	(16,200)
Options exercisable at March 31, 2016	9,196,637	11.31	6.0	(7,517)

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company periodically grants RSUs . Such RSUs were granted during the three months ended March 31, 2016. Under the Omnibus Incentive Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three years. The Company also has granted certain officers RSUs that vest over a three-year period, with vesting dependent on Banco Santander performance over that time. After vesting, stock obtained by employees and officers through RSUs must be held for one year. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date.
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

As a result of the modification of Mr. Dundon's stock option awards, subject to limitations of banking regulators and applicable law, the Company determined that the modified stock option awards should no longer be accounted for within equity, and should be recognized as a liability at fair value. In addition, the modification and vesting of Mr. Dundon's unvested RSUs also resulted in the Company recognizing additional stock compensation expense based upon the fair value of the restricted stock awards on the date of the modification. As of March 31, 2016, the Company had not made any payments associated with Mr. Dundon's exercise of the cash settlement option, and the Company had recorded a liability in 'Due to affiliates' of $102,799 associated with the modified awards.

15.	Shareholders' Equity
Treasury Stock
The Company had 69,005 shares of treasury stock outstanding, with a cost of $1,250 as of March 31, 2016 and December 31, 2015. These shares include 3,154 shares the Company repurchased prior to the IPO as a result of an employee leaving the Company, and 65,851 shares have been withheld to cover income taxes related to the vesting of

RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Beginning balance, unrealized gains (losses) on cash flow hedges	$2,125	$3,553
Other comprehensive loss before reclassifications	(45,762)	(19,791)
Amounts reclassified out of accumulated other comprehensive income (loss) (a)	7,572	6,948
Ending balance, unrealized losses on cash flow hedges	$(36,065)	$(9,290)

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and 2015 consist of the following:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$12,082	Interest expense	$11,071	Interest expense
Tax benefit	(4,510)		(4,123)
Net of tax	$7,572		$6,948
Dividend Restrictions

The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform stress testing and submit a capital plan to the Federal Reserve on an annual basis. On March 11, 2015, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objection to the capital plan submitted the previous year, following which SHUSA entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company. SHUSA submitted its most recent annual capital plan on April 5, 2016.

16.	Investment Gains (Losses), Net
When the Company sells individually acquired retail installment contracts, personal loans or leases, the Company recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold. The gain or loss is recorded in investment gains (losses), net. Lower of cost or market adjustments on the recorded investment of finance receivables held for sale are also recorded in investment gains (losses), net.
Investment gains (losses), net was comprised of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Gain on sale of loans and leases	$1,638	$21,247
Lower of cost or market adjustments	(68,338)	—
Other gains, losses and impairments, net	(6,451)	—
	$(73,151)	$21,247

The lower of cost or market adjustments for the three months ended March 31, 2016 included $101,347 in customer default activity and favorable adjustments of $33,009 related to net changes in the unpaid principal balance on the personal lending portfolio, which has been classified as held for sale since September 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) on March 31, 2016 (2015 Annual Report on Form 10-K) and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding the Company at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. We are majority-owned (as of March 31, 2016, approximately 58.9%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes our vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes our personal loan and point-of-sale financing operations.
Since May 1, 2013, we have been the preferred provider for FCA’s consumer loans and leases and dealer loans under terms of a ten-year agreement. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. In conjunction with the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified penetration rates that escalate over the first five years, and FCA treating SC in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its obligations under the agreement could result in the agreement being terminated. The targeted and actual penetration rates under the terms of the Chrysler Agreement are as follows:

	Program Year (a)
	1	2	3		4	5-10
Retail	20%	30%	40%		50%	50%
Lease	11%	14%	14%		14%	15%
Total	31%	44%	54%		64%	65%

Actual Penetration	30%	29%	27%	(b)	—	—
(a)Program years run from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(b)As of March 31, 2016

The target penetration rate as of April 30, 2015 (the end of the second year of the Chrysler Agreement) was 44%, and the target penetration rate as of April 30, 2016 is 54%. Our actual penetration rate as of March 31, 2016 was 27%, due to the competitive landscape and low interest rates, causing our subvented loan offers not to be materially more attractive than other lenders' offers. While we have not achieved the target penetration rates to date, Chrysler Capital continues to be a focal point of our strategy, and we continue to work with FCA to improve penetration rates and we remain confident about the ongoing success of the Chrysler Agreement. We recently partnered with FCA to roll out two pilot programs, including a dealer rewards program and a nonprime subvention program. Since its May 1, 2013, launch, Chrysler Capital has originated $33.0 billion in retail loans and $13.7 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate.
The Company also originates vehicle loans through a Web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it has provided personal loans, private-label credit cards and other consumer finance products. In October 2015, we announced our planned exit from the personal lending business, and in February 2016, we completed the sale of $869 million in loans from that platform.

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
Economic and Business Environment
The U.S. economy has continued its slow-paced recovery into 2016. According to the Bureau of Labor Statistics, unemployment has remained flat at 5.0% during the three months ended March 31, 2016. In December 2015, the Federal Reserve raised its key interest rate by 25 basis points, the first increase since rates bottomed out in 2008, in an effort to stimulate the economy and boost the housing market. The increase in interest rates, which had been signaled by the Federal Reserve throughout 2015, indicates that the economy continues to strengthen. The Federal Reserve has signaled that additional interest rate increases could be on the short-term horizon. New cars are selling at a pace to exceed an annualized 16 million for 2016.
The following table shows the percentage of unpaid principal balance on our retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $27,903,790 and $27,223,768 at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016	December 31, 2015
	Retail Installment Contracts Held for Investment
Texas	16.8%	16.9%
Florida	13.2%	12.8%
California	9.9%	9.7%
Georgia	5.2%	5.1%
Illinois	3.7%	3.8%
North Carolina	3.7%	3.8%
New York	3.7%	3.6%
Pennsylvania	2.8%	2.8%
Louisiana	2.6%	2.6%
Arizona	2.5%	2.5%
Other states	35.9%	36.4%
	100.0%	100.0%

Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the FTC, the DOJ and by regulatory agencies in each state in which we are licensed. In addition, we are directly and indirectly, through our relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the European Central Bank, and the Federal Reserve, which has the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth.
Regulation AB II
On August 27, 2014, the Commission unanimously voted to adopt final rules known as Regulation AB II, that, among other things, expanded disclosure requirements and modified the offering and shelf registration process. All offerings of publicly registered ABS and all reports under the Exchange Act for outstanding publicly registered ABS must comply with the new rules and disclosures on or after November 23, 2015, except asset-level disclosures. These rules affect the Company's public securitization platform. Compliance with the new rules regarding asset-level disclosures is required for all offerings of publicly registered ABS on or after November 23, 2016.
The Dodd-Frank Act also included risk retention requirements. In 2014, six federal agencies approve a final rule implementing these requirements. The rule generally requires sponsors of ABS to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Compliance with the risk retention rules is required with respect to offerings of ABS (other than ABS collateralized by residential mortgages) beginning December 24, 2016.
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

•
Other income — The various flow agreements in connection with our Chrysler Agreement have resulted in a growing portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. We monitor the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of our personal lending portfolio as held for sale upon our decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of Other income (losses).

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

First Quarter 2016 Summary of Results
Key highlights of our performance in the first quarter of 2016 included:

•	Growth of 10.8% in net finance and other interest income compared to the same quarter in 2015;

•	Net income of $200.7 million compared with $246.3 million for the same quarter in 2015, or an 18.5% decrease year-over-year;

•	Originations of $6.8 billion, up from $6.2 billion in the prior quarter and down from $7.4 billion originated in the same quarter in 2015;

•	Asset sales of $1.7 billion, a decrease from $1.9 billion in the prior quarter, and an increase from $1.5 billion in the same quarter in 2015;

•	Serviced for others portfolio of $14.2 billion, down from $15.0 billion in the prior quarter and up from $11.2 billion in the same period last year;

•	Expense ratio of 2.3%, up from 1.9% in the prior quarter and 2.2% in the same quarter last year.
Recent Developments and Other Factors Affecting Our Results of Operations
Personal Lending
As a result of the strategic evaluation of our personal lending portfolio, in the third quarter of 2015, we began reviewing strategic alternatives for exiting our personal loan portfolios. In connection with this review, on October 9, 2015, we delivered a 90-day notice of termination of our loan purchase agreement with LendingClub. On February 1, 2016, we completed the sale of substantially all of our LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of $869 million as of the date of the sale.
Our other significant personal lending relationship is with Bluestem. We continue to perform in accordance with the terms and operative provisions of agreements under which we are obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These and other, smaller, revolving loan portfolios are carried as held for sale in our condensed consolidated financial statements. Accordingly, we have recorded $646 million in lower of cost or market adjustments on these portfolios, and there may be further such adjustments required in future periods' financial statements. We are currently evaluating alternatives for the Bluestem portfolio, which had a carrying value of $1.0 billion at March 31, 2016 and December 31, 2015.
Dividend Restrictions
The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform stress testing and submit a capital plan to the Federal Reserve on an annual basis. On March 11, 2015, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objection to the capital plan submitted the previous year, following which SHUSA entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company. SHUSA submitted its most recent annual capital plan on April 5, 2016.

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three months ended March 31, 2016 and 2015 have been as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
Retained Originations	(Dollar amounts in thousands)
Retail installment contracts	$4,418,930		$4,791,581
Average APR	15.3%		16.9%
Average FICO® (a)	601		588
Discount	1.5%		3.4%

Personal loans	$9	(b)	$166,492
Average APR	24.9%		18.1%
Discount	—		—

Leased vehicles	$1,617,080		$1,130,115

Capital lease receivables	$1,853		$55,730
Total originations retained	$6,037,872		$6,143,918

Sold Originations
Retail installment contracts	$743,873		$804,144
Average APR	2.5%		4.7%
Average FICO® (c)	761		741

Total SC originations	$6,781,745		$6,948,062

Facilitated Originations
Leased vehicles	$—		$403,899

Total originations	$6,781,745		$7,351,961

(a)
Unpaid principal balance excluded from the weighted average FICO score is $813 million and $868 million for the three months ended March 31, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $198 million and $169 million, respectively, were commercial loans.

(b)
This amount represents LendingClub loans originated prior to the expiration of the notice period in January 2016. Because volume on revolving personal loans is reported based on the net balance increase, and the net balance of revolving loans declined during the three months ended March 31, 2016, no other net originations are shown for Personal loans for this period.

(c)
Unpaid principal balance excluded from the weighted average FICO score is $97 million and $76 million for the three months ended March 31, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination.

Our asset sales for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollar amounts in thousands)
Retail installment contracts	$859,955	$919,078
Average APR	2.4%	4.7%

Personal loans	$869,349	$—
Average APR	17.9%	—

Leased vehicles	$—	$561,334
Total asset sales	$1,729,304	$1,480,412

The unpaid principal balance, average APR, and remaining unaccreted discount of our held for investment portfolio as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
Retail installment contracts (a)	$27,903,790	$27,223,768
Average APR	16.7%	16.8%
Discount	1.6%	1.9%

Personal loans	$1,337	$941
Average APR	24.6%	20.9%
Discount	—	—

Receivables from dealers	$76,015	$76,941
Average APR	4.7%	4.6%
Discount	—	—

Leased vehicles	$8,267,159	$7,345,016

Capital leases	$53,402	$66,929

(a)
Of this balance as of March 31, 2016, $3.6 billion, $12.2 billion, $6.2 billion, and $4.1 billion was originated during the three months ended March 31, 2016, and the year ended 2015, 2014, and 2013, respectively.

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
For individually acquired retail installment contracts, personal loans, capital leases, and receivables from dealers, we also establish a credit loss allowance. We estimate probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions such as unemployment rates. Loans within these portfolios that are classified as TDRs are assessed for impairment based on the present value of expected future cash flows discounted at the original effective interest rate.
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
Historically, our primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the three months ended March 31, 2016 and 2015. All of the retail installment contracts acquired during these periods were acquired individually. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollar amounts in thousands, except per share data)
Income Statement Data		Restated (a)
Interest on individually acquired retail installment contracts	$1,221,768	$1,089,831
Interest on purchased receivables portfolios	21,329	26,905
Interest on receivables from dealers	998	1,310
Interest on personal loans	97,668	111,956
Interest on finance receivables and loans	1,341,763	1,230,002
Net leased vehicle income	111,013	59,882
Other finance and interest income	3,912	7,341
Interest expense	184,735	148,856
Net finance and other interest income	1,271,953	1,148,369
Provision for credit losses on individually acquired retail installment contracts	709,530	575,854
Increase (decrease) in impairment related to purchased receivables portfolios	(1,896)	(5,102)
Provision for credit losses on receivables from dealers	487	456
Provision for credit losses on personal loans	—	97,703
Provision for credit losses on capital leases	(1,547)	5,776
Provision for credit losses	706,574	674,687
Profit sharing	11,394	13,516
Other income	72,678	147,183
Operating expenses	309,841	245,379
Income before tax expense	316,822	361,970
Income tax expense	116,129	115,688
Net income	$200,693	$246,282
Share Data
Weighted-average common shares outstanding
Basic	357,974,890	349,421,960
Diluted	360,228,272	356,654,466
Earnings per share
Basic	$0.56	$0.70
Diluted	$0.56	$0.69
Balance Sheet Data
Finance receivables and loans	$24,082,180	$24,638,174
Finance receivables held for sale, net	2,324,190	1,045,869
Goodwill and intangible assets	107,971	127,646
Total assets	37,904,607	34,653,809
Total borrowings	31,505,228	29,713,671
Total liabilities	33,315,060	30,815,090
Total equity	4,589,547	3,842,836
Allowance for credit losses	3,440,521	3,205,100

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollar amounts in thousands)
Other Information		Restated (a)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$582,295	$383,657
Charge-offs, net of recoveries, on purchased receivables portfolios	(24)	(2,550)
Charge-offs, net of recoveries, on personal loans	—	93,485
Charge-offs, net of recoveries, on capital leases	2,471	183
Total charge-offs, net of recoveries	584,742	474,775
End of period individually acquired retail installment contracts delinquent principal over 60 days	852,863	729,274
End of period personal loans delinquent principal over 60 days	153,608	140,636
End of period delinquent principal over 60 days	864,433	913,324
End of period assets covered by allowance for credit losses	27,719,697	27,868,510
End of period gross individually acquired retail installment contracts held for investment	27,588,943	25,506,977
End of period gross personal loans	1,401,160	2,115,496
End of period gross finance receivables and loans held for investment	27,981,142	28,412,473
End of period gross finance receivables, loans, and leases held for investment	36,301,703	34,251,453
Average gross individually acquired retail installment contracts	28,319,861	25,355,751
Average gross purchased receivables portfolios	337,180	765,653
Average Gross receivables from dealers	76,415	102,714
Average Gross personal loans	1,727,635	2,128,655
Average Gross capital leases	65,882	116,264
Average Gross finance receivables and loans	30,526,973	28,469,037
Average Gross finance receivables, loans, and leases	38,307,938	34,206,058
Average managed assets	52,977,770	44,782,142
Average total assets	37,219,252	33,361,507
Average debt	30,948,314	28,626,060
Average total equity	4,488,336	3,711,318
Ratios
Yield on individually acquired retail installment contracts	17.3%	17.2%
Yield on purchased receivables portfolios	25.3%	14.1%
Yield on receivables from dealers	5.2%	5.1%
Yield on personal loans (1)	22.6%	21.0%
Yield on earning assets (2)	15.2%	15.2%
Cost of debt (3)	2.4%	2.1%
Net interest margin (4)	13.3%	13.4%
Expense ratio (5)	2.3%	2.2%
Return on average assets (6)	2.2%	3.0%
Return on average equity (7)	17.9%	26.5%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.2%	6.1%
Net charge-off ratio on purchased receivables portfolios (8)	—	(1.3)%
Net charge-off ratio on personal loans (8)	—	17.6%
Net charge-off ratio (8)	8.1%	6.7%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	3.1%	2.9%
Delinquency ratio on personal loans, end of period (9)	11.0%	6.6%
Delinquency ratio on loans held for investment, end of period (9)	3.1%	3.2%
Tangible common equity to tangible assets (10)	11.9%	10.8%
Common stock dividend payout ratio (11)	—	—
Allowance ratio (12)	12.4%	11.5%
Common Equity Tier 1 capital ratio (13)	12.0%	10.1%

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period gross balance of the respective portfolio, excludes capital leases

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
	(Dollar amounts in thousands)
		Restated (a)
Total equity	$4,589,547	$3,842,836
Deduct: Goodwill and intangibles	107,971	127,646
Tangible common equity	$4,481,576	$3,715,190

Total assets	$37,904,607	$34,653,809
Deduct: Goodwill and intangibles	107,971	127,646
Tangible assets	$37,796,636	$34,526,163

Equity to assets ratio	12.1%	11.1%
Tangible common equity to tangible assets	11.9%	10.8%

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share.

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)
"Common Equity Tier 1 Capital ratio" is a non-GAAP ratio defined as the ratio of Total common equity tier 1 capital to Total risk-weighted assets. The ratio was not reported prior to 2015 as it was implemented with the Basel III regulatory framework in 2015.

The following table presents an analysis of net yield on interest earning assets:

	Three Months Ended March 31,
	2016			2015
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	28,319,861	1,221,768	17.3%	25,355,751	1,089,831	17.2%
Purchased receivables	337,180	21,329	25.3%	765,653	26,905	14.1%
Receivables from dealers	76,415	998	5.2%	102,714	1,310	5.1%
Personal loans	1,727,635	97,668	22.6%	2,128,655	111,956	21.0%
Capital lease receivables	65,882	3,912	23.8%	116,264	7,341	25.3%
Finance receivables held for investment, net	30,526,973	1,345,675	17.6%	28,469,037	1,237,343	17.4%
Leased vehicles, net	7,780,965	111,013	5.7%	5,737,021	59,882	4.2%
Other assets	2,274,882	—	—	2,245,182	—	—
Allowance for credit losses	(3,363,568)	—	—	(3,089,733)	—	—
Total assets	37,219,252	1,456,688		33,361,507	1,297,225
Liabilities and equity
Liabilities:
Notes payable	30,948,314	184,735	2.4%	28,626,060	148,856	2.1%
Other liabilities	1,782,602	—	—	1,024,129	—	—
Total liabilities	32,730,916	184,735		29,650,189	148,856

Total stockholders' equity	4,488,336	—		3,711,318	—
Total liabilities and equity	37,219,252	184,735		33,361,507	148,856

	Year Ended December 31,
	2015	2014	2013	2012	2011
		Restated (a)	Restated (a)	Restated (a)	Restated (a)
	(Dollar amounts in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$4,704,413	$4,079,810	$3,227,845	$2,223,833	$1,695,538
Interest on purchased receivables portfolios	89,133	198,945	410,213	704,770	870,257
Interest on receivables from dealers	4,537	4,814	6,663	7,177	14,394
Interest on personal loans	453,081	348,278	128,351	—	—
Interest on finance receivables and loans	5,251,164	4,631,847	3,773,072	2,935,780	2,580,189
Net leased vehicle income	315,903	189,509	33,398	—	—
Other finance and interest income	18,162	8,068	6,010	12,722	14,324
Interest expense	628,791	523,203	408,787	374,027	418,526
Net finance and other interest income	4,956,438	4,306,221	3,403,693	2,574,475	2,175,987
Provision for credit losses on individually acquired retail installment contracts	2,612,944	2,276,921	1,630,943	1,050,748	707,984
Increase (decrease) in impairment related to purchased receivables portfolios	(13,818)	(37,717)	7,716	3,378	77,662
Provision for credit losses on receivables from dealers	242	(416)	1,090	—	—
Provision for credit losses on personal loans	324,634	434,030	192,745	—	—
Provision for credit losses on capital leases	41,196	9,991	—	—	—
Provision for credit losses	2,965,198	2,682,809	1,832,494	1,054,126	785,646
Profit sharing	57,484	74,925	78,246	—	—
Other income	390,065	557,671	311,566	295,689	452,529
Operating expenses	1,038,496	962,036	698,958	559,163	557,083
Income before tax expense	1,285,325	1,144,122	1,105,561	1,256,875	1,285,787
Income tax expense	458,032	419,885	396,771	478,476	476,759
Net income	827,293	724,237	708,790	778,399	809,028
Noncontrolling interests	—	—	1,821	(19,931)	(19,981)
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$827,293	$724,237	$710,611	$758,468	$789,047
Share Data
Weighted-average common shares outstanding
Basic	355,102,742	348,723,472	346,177,515	346,164,717	246,056,761
Diluted	358,887,151	355,722,363	346,177,515	346,164,717	246,056,761
Earnings per share
Basic	$2.33	$2.08	$2.05	$2.19	$3.21
Diluted	$2.31	$2.04	$2.05	$2.19	$3.21
Dividends declared per share	$—	$0.15	$0.84	$2.12	$1.89
Balance Sheet Data
Finance receivables and loans	$23,479,680	$23,972,059	$21,390,917	$16,367,721	$16,749,278
Finance receivables held for sale, net	2,868,603	46,585	82,503	—	—
Goodwill and intangible assets	127,372	127,738	128,720	126,700	125,427
Total assets	36,570,373	32,396,520	26,479,331	18,805,965	19,425,221
Total borrowings	30,375,679	27,811,301	23,295,660	16,227,995	16,790,518
Total liabilities	32,145,410	28,802,848	23,715,064	16,502,178	17,167,686
Total equity	4,424,963	3,593,672	2,764,267	2,303,787	2,257,535
Allowance for credit losses	3,316,817	3,028,753	2,190,700	1,453,461	959,638

	Year Ended December 31,
	2015	2014	2013	2012	2011
		Restated (a)	Restated (a)	Restated (a)	Restated (a)
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,959,634	$1,617,351	$1,074,144	$556,925	$451,345
Charge-offs, net of recoveries, on purchased receivables portfolios	(2,720)	59,657	178,932	451,529	573,788
Charge-offs, net of recoveries, on personal loans	673,294	264,720	13,395	—	—
Charge-offs, net of recoveries, on capital leases	30,907	402	—	—	—
Total charge-offs, net of recoveries	2,661,115	1,942,130	1,266,471	1,008,454	1,025,133
End of period individually acquired retail installment contracts delinquent principal over 60 days	1,191,567	1,030,580	855,315	523,202	343,633
End of period personal loans delinquent principal over 60 days	168,906	138,400	65,360	—	—
End of period delinquent principal over 60 days	1,377,770	1,241,453	1,102,373	865,917	767,838
End of period assets covered by allowance for credit losses	27,007,816	26,875,389	22,499,895	14,248,606	10,141,450
End of period gross individually acquired retail installment contracts held for investment	26,863,946	24,555,106	21,238,281	14,186,712	10,007,312
End of period gross personal loans	2,445,200	2,128,769	1,165,778	—	—
End of period gross finance receivables and loans held for investment	27,301,650	27,721,744	24,542,911	18,655,497	18,754,938
End of period gross finance receivables, loans, and leases held for investment	34,713,595	33,226,211	26,822,857	18,655,497	18,754,938
Average gross individually acquired retail installment contracts	26,818,625	23,556,137	18,097,082	12,082,026	8,843,036
Average gross purchased receivables portfolios	562,512	1,321,281	3,041,992	6,309,497	7,270,080
Average Gross receivables from dealers	89,867	118,358	173,506	110,187	169,098
Average Gross personal loans	2,229,080	1,505,387	425,229	—	—
Average Gross capital leases	114,605	30,648	—	—	—
Average Gross finance receivables and loans	29,814,689	26,531,811	21,737,809	18,501,710	16,282,214
Average Gross finance receivables, loans, and leases	36,146,900	30,642,923	22,499,225	18,501,710	16,282,214
Average managed assets	48,919,418	38,296,610	25,493,890	23,346,992	25,256,129
Average total assets	35,075,419	29,824,710	22,569,471	18,453,597	16,078,048
Average debt	29,699,885	26,158,708	19,675,851	15,677,522	14,557,370
Average total equity	4,108,405	3,140,408	2,506,664	2,355,366	926,644
Ratios
Yield on individually acquired retail installment contracts	17.5%	17.3%	17.8%	18.4%	19.2%
Yield on purchased receivables portfolios	15.8%	15.1%	13.5%	11.2%	12.0%
Yield on receivables from dealers	5.0%	4.1%	3.8%	6.5%	8.5%
Yield on personal loans (1)	20.3%	23.1%	30.2%	—	—
Yield on earning assets (2)	15.5%	15.7%	16.9%	15.9%	15.9%
Cost of debt (3)	2.1%	2.0%	2.1%	2.4%	2.9%
Net interest margin (4)	13.7%	14.1%	15.1%	13.9%	13.4%
Expense ratio (5)	2.1%	2.5%	2.7%	2.4%	2.2%
Return on average assets (6)	2.4%	2.4%	3.1%	4.2%	5.0%
Return on average equity (7)	20.1%	23.1%	28.3%	33.0%	87.3%
Net charge-off ratio on individually acquired retail installment contracts (8)	7.3%	6.9%	5.9%	4.6%	5.1%
Net charge-off ratio on purchased receivables portfolios (8)	(0.5)%	4.5%	5.9%	7.2%	7.9%
Net charge-off ratio on personal loans (8)	40.8%	17.6%	3.2%	—	—
Net charge-off ratio (8)	9.0%	7.3%	5.8%	5.5%	6.3%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.4%	4.2%	4.0%	3.7%	3.4%
Delinquency ratio on personal loans, end of period (9)	6.9%	6.5%	5.6%	—	—
Delinquency ratio on loans held for investment, end of period (9)	4.6%	4.5%	4.5%	4.6%	4.1%
Tangible common equity to tangible assets (10)	11.8%	10.7%	10.0%	11.7%	11.0%
Common stock dividend payout ratio (11)	—	6.8%	41.6%	102.8%	60.6%
Allowance ratio (12)	12.3%	11.3%	9.7%	10.2%	9.5%
Common Equity Tier 1 capital ratio (13)	11.1%	n/a	n/a	n/a	n/a

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

(5)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of Net income to Average total equity

(8)	“Net charge-off ratio” is defined as the ratio of Charge-offs, net of recoveries, to average balance of the respective portfolio

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period Gross balance of the respective portfolio, excludes capital leases

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

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations
The following table presents our results of operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(Dollar amounts in thousands)
		Restated (a)
Interest on finance receivables and loans	$1,341,763	$1,230,002
Leased vehicle income	329,792	231,616
Other finance and interest income	3,912	7,341
Total finance and other interest income	1,675,467	1,468,959
Interest expense	184,735	148,856
Leased vehicle expense	218,779	171,734
Net finance and other interest income	1,271,953	1,148,369
Provision for credit losses	706,574	674,687
Net finance and other interest income after provision for credit losses	565,379	473,682
Profit sharing	11,394	13,516
Net finance and other interest income after provision for credit losses and profit sharing	553,985	460,166
Total other income	72,678	147,183
Total operating expenses	309,841	245,379
Income before income taxes	316,822	361,970
Income tax expense	116,129	115,688
Net income	$200,693	$246,282

Net income	$200,693	$246,282
Change in unrealized gains (losses) on cash flow hedges, net of tax	(38,190)	(12,843)
Comprehensive income	$162,503	$233,439

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,221,768	$1,089,831	$131,937	12%
Income from purchased receivables portfolios	21,329	26,905	(5,576)	(21)%
Income from receivables from dealers	998	1,310	(312)	(24)%
Income from personal loans	97,668	111,956	(14,288)	(13)%
Total interest on finance receivables and loans	$1,341,763	$1,230,002	$111,761	9%
Income from individually acquired retail installment contracts increased $132 million, or 12%, from the first quarter of 2015 to the first quarter of 2016, consistent with the 12% growth in the average outstanding balance of our portfolio of these contracts.
Income from purchased receivables portfolios decreased $6 million, or 21%, from the first quarter of 2015 to the first quarter of 2016 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $766 million in the first quarter of 2015, to $337 million in the first quarter of 2016.
Income from personal loans decreased $14 million, or 13%, from the first quarter of 2015 to the first quarter of 2016, less than the 19% decrease in the average outstanding portfolio, as the sale of the LendingClub loans in February 2016 left only the higher-yielding revolving loan portfolio.
Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$329,792	$231,616	$98,176	42%
Leased vehicle expense	218,779	171,734	47,045	27%
Leased vehicle income, net	$111,013	$59,882	$51,131	85%

Leased vehicle income and expense increased significantly from prior year due to the continual growth in the portfolio since we launched Chrysler Capital in 2013. Revenue has increased by more than expense due to an increase in money factor rates as well as higher acquisition fees.
Interest Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$169,263	$128,226	$41,037	32%
Interest expense on derivatives	15,472	20,630	(5,158)	(25)%
Total interest expense	$184,735	$148,856	$35,879	24%
Interest expense on notes payable increased $41 million, or 32%, from the first quarter of 2015 to the first quarter of 2016, more than the 8% growth in average debt outstanding, due to a higher cost of funds in the current year period. The increased cost of funds is attributable to higher market rates and wider spreads on our third-party debt, and new guarantee fees and higher unused commitment fees on our related party debt.

Provision for Credit Losses

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
		Restated (a)
Provision for credit losses on individually acquired retail installment contracts	$709,530	$575,854	$133,676	23%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	(1,896)	(5,102)	3,206	(63)%
Provision for credit losses on receivables from dealers	487	456	31	7%
Provision for credit losses on personal loans	—	97,703	(97,703)	(100)%
Provision for credit losses on capital leases	(1,547)	5,776	(7,323)	(127)%
Provision for credit losses	$706,574	$674,687	$31,887	5%

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Interim Report on Form 10-Q.

Provision for credit losses on our individually acquired retail installment contracts increased $134 million, or 23%, from the first quarter of 2015 to the first quarter of 2016, primarily due to a $198 million increase in charge-offs. The increase in net charge-offs is primarily attributable to portfolio growth ($45 million), portfolio aging and mix shift ($67 million), lower realized recovery rates ($53 million), and smaller benefit from bankruptcy sales ($26 million). This increase was partially offset by a smaller build of the provision for credit losses primarily due to lower originations during first quarter 2016 as compared to first quarter 2015.
Change in incremental increase (decrease) in impairment related to purchased receivables portfolios resulted from the release of less impairment on purchased receivables as the portfolios continued to run off.
Provision for credit losses on personal loans decreased from $98 million in the first quarter of 2015 to zero in the first quarter of 2016 due to the reclassification of this portfolio from held for investment to held for sale in the third quarter of 2015. We now recognize customer defaults and other lower of cost or market adjustments on this portfolio through investment gains (losses), net.
In early 2015 we ceased originations in the primary program that gave rise to our capital lease portfolio, and provisions for credit losses on this portfolio have decreased as the portfolio liquidates.
Profit Sharing

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$11,394	$13,516	$(2,122)	(16)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to our agreements with Bluestem. Profit sharing with Bluestem decreased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to amendments to the agreement governing the profit sharing calculation, including an increase in the percentage of profit retained by the Company. This effect was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio as well as an increase in the revenue sharing rate.

Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$(73,151)	$21,247	$(94,398)	(444)%
Servicing fee income	44,494	24,803	19,691	79%
Fees, commissions, and other	101,335	101,133	202	—
Total other income	$72,678	$147,183	$(74,505)	(51)%
Average serviced for others portfolio	$14,669,832	$10,576,085	$4,093,747	39%
Investment gains (losses), net changed from net gains of $21 million for the first quarter of 2015 to net losses of $73 million for the first quarter of 2016, primarily due to current year lower of cost or market adjustments of $68 million on our personal loan portfolio, which was reclassified to held for sale in the third quarter of 2015. Additionally, we had less favorable gains on loan and lease sales of $19 million due to pricing changes and a non-recurring bulk lease sale in first quarter 2015.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased $20 million, or 79%, from the first quarter of 2015 to the first quarter of 2016, as we continued to grow our serviced portfolio through asset sales. Our serviced for others portfolio as of March 31, 2016 and 2015 was as follows:

	March 31,
	2016	2015
	(Dollar amounts in thousands)
SBNA retail installment contracts	$653,186	$843,476
SBNA leases	1,964,315	2,328,240
Total serviced for related parties	2,617,501	3,171,716
Chrysler Capital securitizations	2,365,339	1,936,169
Other third parties	9,251,693	6,112,727
Total serviced for third parties	11,617,032	8,048,896
Total serviced for others portfolio	$14,234,533	$11,220,612

The growth in servicing fee income exceeded the growth in the serviced for others portfolio due to the greater proportion of lower credit quality, higher servicing fee assets in the portfolio in the current year, the result of the sale in late 2015 of residual interests in aged securitizations.
Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$119,842	$100,540	$19,302	19%
Repossession expense	73,545	58,826	14,719	25%
Other operating costs	116,454	86,013	30,441	35%
Total operating expenses	$309,841	$245,379	$64,462	26%
Total operating expenses increased $64 million, or 26%, from the first quarter of 2015 to the first quarter of 2016. Compensation expense increased $19 million, or 19%, in first quarter 2016 as compared to the same period in prior year, primarily due to an increase in average headcount of 15%. Repossession expense increased $15 million, or 25%, from the first quarter of 2015 to the first quarter of 2016, primarily due to a 17% increase in number of repossessions related to portfolio growth. Other operating costs increased $30 million, or 35%, from the first quarter of 2015 to the first quarter of 2016, primarily due to a $20 million impairment on our intangible assets not subject to amortization.

Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
		Restated (a)
Income tax expense	$116,129	$115,688	$441	—
Income before income taxes	316,822	361,970	(45,148)	(12)%
Effective tax rate	36.7%	32.0%

(a)
Certain previously reported amounts have been restated to correct for errors related to the credit loss allowance. See Footnote 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Interim Report on Form 10-Q.

Our effective tax rate increased from 32.0% in the first quarter of 2015 to 36.7% in the first quarter of 2016, primarily due to favorable discrete book to tax differences recognized during the three months ended March 31, 2015.
Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(38,190)	$(12,843)	$(25,347)	197%

The change in unrealized gains (losses) on cash flow hedges for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily driven by more unfavorable interest rate movements in the first three months of 2016 than in the first three months of 2015.

Credit Quality
Finance Receivables
Nonprime loans comprise 84% of our portfolio as of March 31, 2016. We record an allowance for credit losses on our individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)
	(Dollar amounts in thousands)
Unpaid principal balance	$27,588,943	$76,015	$1,337
Credit loss allowance	(3,423,258)	(1,403)	—
Discount	(455,471)	—	—
Capitalized origination costs and fees	42,963	—	—
Net carrying balance	$23,753,177	$74,612	$1,337
Allowance as a percentage of unpaid principal balance	12.4%	1.8%	—
Allowance and discount as a percentage of unpaid principal balance	14.1%	1.8%	—

(a)	As of March 31, 2016 substantially all of the Company's personal loans were classified as held for sale.

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance	(3,296,023)	(916)	—
Discount	(502,342)	—	—
Capitalized origination costs and fees	45,565	—	—
Net carrying balance	$23,111,146	$76,025	$941
Allowance as a percentage of unpaid principal balance	12.3%	1.2%	—
Allowance and discount as a percentage of unpaid principal balance	14.1%	1.2%	—

For retail installment contracts we acquired in pools at a discount due to credit deterioration subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
Unpaid principal balance	$314,847	$359,822

Outstanding recorded investment	$388,269	$419,183
Less: Impairment	(172,925)	(174,821)
Outstanding recorded investment, net of impairment	$215,344	$244,362

In early 2015, we increased our origination volume of loans to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk-appropriate annual percentage rate at the time of origination. Origination volume of loans with less than four trade lines and less than 36 months of credit history was $944 million for the three months ended March 31, 2016. Remaining unpaid principal balance of these loans was $5.2 billion and $4.8 billion as of March 31, 2016 and December 31, 2015, respectively. Our credit loss allowance forecasting models are not calibrated for this higher concentration of loans with limited bureau information and, accordingly, as of March 31, 2016 and December 31, 2015, we recorded a qualitative adjustment of $193 million and $158 million, respectively, increasing the allowance ratio on individually acquired retail installment contracts by 0.7% and 0.6% of unpaid principal balance, respectively. This adjustment was necessary to increase the estimated credit loss allowance for additional charge offs expected on this portfolio, based on the loss performance information available to date, which evidences higher losses in the first months after origination for these loans in comparison to loans with standard bureau attributes. This qualitative adjustment was informed by the deteriorating loss trends of these loans over a subsequent twelve-month forecast horizon. Under assumed scenarios if losses from such loans were to increase by 10% and 20%, the allowance for credit losses as of March 31, 2016 would increase by approximately $140 million and $279 million, respectively.
A summary of the credit risk profile of our consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of March 31, 2016 and December 31, 2015 was as follows (dollar amounts in billions, totals may not foot due to rounding):

March 31, 2016
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$3.2	97%	$0.1	3%	$—	—	$—	—	$3.3	12%
	36+	0.5	36%	0.2	14%	0.2	15%	0.5	36%	1.4	5%
<540	<36	0.3	49%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	0.2	3%	0.3	5%	0.4	7%	5.0	85%	5.9	21%
540-599	<36	0.3	38%	0.2	25%	0.1	12%	0.2	25%	0.8	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.1	89%	7.9	28%
600-639	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	—	—	0.1	2%	0.1	2%	4.1	99%	4.2	15%
>640	<36	0.3	60%	0.1	20%	—	—	0.1	20%	0.5	2%
	36+	—	—	—	—	—	—	2.8	100%	2.8	10%
Total		$5.2	18%	$1.5	5%	$1.3	5%	$20.0	72%	$27.9	100%

December 31, 2015
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$3.0	97%	$0.1	3%	$—	—	$—	—	$3.1	11%
	36+	0.5	38%	0.3	23%	0.2	15%	0.4	31%	1.3	5%
<540	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	0.2	3%	0.3	5%	0.4	7%	4.9	84%	5.8	21%
540-599	<36	0.3	43%	0.1	14%	0.1	14%	0.2	29%	0.7	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	91%	7.7	28%
600-639	<36	0.2	50%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	—	—	0.1	2%	0.1	2%	4.1	95%	4.3	16%
>640	<36	0.2	50%	0.1	25%	—	—	0.1	25%	0.4	1%
	36+	—	—	—	—	—	—	2.8	97%	2.9	11%
Total		$4.9	18%	$1.4	5%	$1.2	4%	$19.7	72%	$27.2	100%
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
The following is a summary of delinquencies on our retail installment contracts held for investment as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Retail Installment Contracts Held for Investment
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 31-60 days past due	$1,921,053	6.9%	$2,485,428	9.1%
Delinquent principal over 60 days	864,433	3.1%	1,208,864	4.4%
Total delinquent principal	$2,785,486	10.0%	$3,694,292	13.6%

(a)	Percent of unpaid principal balance.
All of our receivables from dealers were current as of March 31, 2016 and December 31, 2015.
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables held for investment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016 (1)	2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,903,790	$26,194,567	$2,115,496
Average principal outstanding during the period	$27,483,475	$25,027,185	$2,128,655
Number of receivables outstanding at period end	1,690,745	1,669,192	1,911,867
Average number of receivables outstanding during the period	$1,660,344	$1,642,281	$1,948,335
Number of repossessions (2)	74,319	63,526	n/a
Number of repossessions as a percent of average number of receivables outstanding (3)	17.9%	15.5%	n/a
Net losses	$582,271	$381,107	$93,485
Net losses as a percent of average principal amount outstanding (3)	8.5%	6.1%	17.6%
(1)     As of March 31, 2016, substantially all of the Company's personal loans were classified as held for sale.

(2)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
(3)    Annualized; not necessarily indicative of a full year's actual results.
We have had no charge-offs on our receivables from dealers.
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

The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	March 31, 2016		December 31, 2015
	(Dollar amounts in thousands)
Never deferred	$20,335,171	72.9%	$19,946,478	73.3%
Deferred once	4,145,924	14.9%	3,923,705	14.4%
Deferred twice	1,660,059	5.9%	1,660,482	6.1%
Deferred 3 - 4 times	1,710,508	6.1%	1,639,092	6.0%
Deferred greater than 4 times	52,127	0.2%	54,011	0.2%
Total	$27,903,789		$27,223,768
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
We also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of our revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, we believe modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties. The following is a summary of the principal balance as of March 31, 2016 and December 31, 2015 of loans that have received these modifications and concessions:

	March 31, 2016	December 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,874,722	$1,746,399	$—
Bankruptcy-related accounts	107,167	104,355	—
Extension of maturity date	36,462	45,119	—
Interest rate reduction	71,824	77,976	15,145
Other	70,173	59,179	—
Total modified loans	$2,160,348	$2,033,028	$15,145
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	March 31, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment	$4,803,486	$4,667,380
Impairment	(1,374,510)	(1,356,092)
Outstanding recorded investment, net of impairment	$3,428,976	$3,311,288
A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	March 31, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal 31-60 days past due	$793,139	$942,021
Delinquent principal over 60 days	367,413	510,015
Total delinquent TDRs	$1,160,552	$1,452,036
As of March 31, 2016 and December 31, 2015, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table summarizes the cumulative changes of the TDR balance, and its components, for retail installment contracts during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance — beginning of period	$4,667,380	$4,100,390
New TDRs	711,225	857,245
Charge-offs	(385,915)	(305,756)
Paydowns	(189,204)	(185,897)
Balance — end of period	$4,803,486	$4,465,982
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. Due to this key distinction in allowance calculations, the coverage ratio is higher for TDRs in comparison to non-TDRs. The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$4,713,353	$4,579,931
TDR - Impairment	1,374,510	1,356,092
TDR allowance ratio	29.2%	29.6%

Non-TDR - Unpaid principal balance	$22,875,590	$22,284,015
Non-TDR - Allowance	2,048,748	1,939,931
Non-TDR allowance ratio	9.0%	8.7%

Total - Unpaid principal balance	$27,588,943	$26,863,946
Total - Allowance	3,423,258	3,296,023
Total allowance ratio	12.4%	12.3%

The allowance ratio for non-TDR retail installment contracts increased from 8.7% in 2015 to 9.0% in 2016. This increase was primarily driven by the change in the product mix where a higher percentage of lower credit quality loans were covered by the allowance. Additionally, the portfolio at March 31, 2016 had a higher proportion of loans to borrowers with limited credit experience, driving a qualitative adjustment increasing the allowance as of that date. For the same reasons, our total allowance ratio on retail installment contracts increased from 12.3% at December 31, 2015 to 12.4% at March 31, 2016.
Liquidity Management, Funding and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $4.5 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
During the three months ended March 31, 2016, we completed on-balance sheet funding transactions totaling approximately $2.6 billion, including:

•	a securitization on our SDART platform for $1.0 billion;

•	a securitization on our deeper subprime DRIVE platform, for $639 million;

•	a private amortizing lease facility totaling $500 million; and

•	a top-up of a private amortizing lease facility totaling $500 million.
We also completed $1.7 billion in asset sales, which consists of $860 million of recurring monthly sales with our third party flow partners, and the sale of LendingClub assets of $869 million to an unrelated third party.
As of March 31, 2016 and December 31, 2015, our debt consisted of the following:

	March 31, 2016	December 31, 2015
Third party revolving credit facilities	$8,389,269	$6,902,779
Related party revolving credit facilities	2,775,000	2,600,000
Total revolving credit facilities	11,164,269	9,502,779

Public securitizations	12,550,728	12,659,996
Privately issued amortizing notes	7,790,231	8,212,904
Total secured structured financings	20,340,959	20,872,900
Total debt	$31,505,228	$30,375,679
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
We have two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of March 31, 2016 and December 31, 2015, there was an outstanding balance of $3.3 billion and $2.9 billion, respectively. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facility
We also obtain financing through an investment management agreement with BlackRock whereby we pledge retained subordinate bonds on our own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 180 days. As of March 31, 2016, there was an outstanding balance of $1.1 billion under the BlackRock repurchase facility. In April 2016, the Company entered into a similar repurchase agreement with another third party under which we advanced $237 million.
Lines of Credit with Santander and Related Subsidiaries
Santander historically has provided, and continues to provide, our business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides us with $3 billion of long-term committed revolving credit facilities. SHUSA provides us with an additional $1.8 billion of committed revolving credit, $300 million of which is collateralized by residuals retained on our own securitizations and $1.5 billion of which is unsecured. As part of our strategy to reduce our reliance on borrowings under funding commitments from Santander and SHUSA, we have reduced our outstanding balances under these facilities during 2015. As of March 31, 2016 and December 31, 2015 the Company had borrowed $2.8 billion and $2.6 billion, respectively, under the lines of credit with Santander and SHUSA.
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
Until March 4, 2016, when the facilities offered through the New York branch were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of $2.5 billion and $3.8 billion under these facilities during the three months ended March 31, 2016 and 2015, respectively. The maximum outstanding balance during each period was $2.9 billion and $4.1 billion, respectively.
Until March 4, 2016, when the SHUSA commitments were increased to $1.8 billion, the commitment from SHUSA consisted of one $300 million facility. There was an average outstanding balance of $300 million under this facility during the three months ended March 31, 2016 and 2015, respectively; the maximum outstanding balance during each of those periods was $300 million. The Company did not draw on the new $1.5 billion facility during the first quarter of 2016.
We also have derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $11.3 billion and $13.7 billion at March 31, 2016 and December 31, 2015, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $32 million and $21 million at March 31, 2016 and December 31, 2015, respectively. Interest expense on these agreements includes amounts totaling $10 million and $17 million, for the three months ended March 31, 2016 and 2015, respectively.
In August 2015, under a new agreement with Santander, the Company agreed to begin paying Santander a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each month's ending balance. The guarantee fee will be applicable only for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by an executed counter-guaranty agreement. The Company recognized guarantee fee expense of $1.6 million for the three months ended March 31, 2016.
Secured Structured Financings

Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes.
We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, we may choose to issue floating rate securities based on market conditions; in such cases, we generally execute hedging arrangements outside of the Trust to lock in our cost of funds. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We have been the largest issuer of retail auto ABS since 2011, and have issued a total of over $48 billion in retail auto ABS since 2010.
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
Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt in the Trusts, increasing overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of overcollateralization is reached and maintained, excess cash flows generated by the Trusts are released to us as distributions from the Trusts. We also receive monthly servicing fees as servicer for the Trusts. Our securitizations may require an increase in credit enhancement levels if cumulative net losses exceed a specified percentage of the pool balance. None of our securitizations have cumulative net loss percentages above their respective limits.
Our on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered variable interest entities, that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and the notes payable related to the securitized retail installment contracts remain on the condensed consolidated balance sheets. We recognize finance and interest income and fee income, as well as provision for credit losses, on the collateralized retail installment contracts, and interest expense on the ABS issued. While these Trusts are consolidated in our financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to our creditors or our other subsidiaries.
ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016. Highly liquid, frequent issuers with public shelf registrations, such as the Company, have remained active in the market while smaller, newer market entrants have experienced significant spread widening. We have completed three securitizations year-to-date in 2016. We currently have 38 securitizations outstanding in the market with a cumulative ABS balance of approximately $15.7 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. Our securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and leases.
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
Off-Balance Sheet Financing
We periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Historically, as all of the notes and residual interests in these securitizations were issued to third parties, we recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from our condensed consolidated balance sheets. In April 2016 we executed a Chrysler Capital securitization for which we have not sold the residual and as a result have retained the associated assets and bonds on our condensed consolidated balance sheet.
In 2015, we sold our residual interests in certain aged securitization Trusts, resulting in the deconsolidation of the assets and liabilities of the Trusts.
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

	Three Months Ended March 31,
	2016	2015
	(Dollar amounts in thousands)
Net cash provided by operating activities	$654,389	$1,243,197
Net cash used in investing activities	$(1,760,827)	$(3,148,265)
Net cash provided by financing activities	$1,129,592	$1,898,863
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $589 million for the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily due to the nonrecurrence of large net tax refunds totaling $388 million received in the prior year period, and $129 million in net originations and advances on the portion of the revolving personal loan portfolio that was originated as held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $1.4 billion from the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily due to:

•
a $1.2 billion decrease in outflows for originations of finance receivables held for investment, as the Company reduced retail installment contract originations, classified more of its current year retail installment contract production as held for sale than in the prior year period, and originated effectively no LendingClub loans in the current year due to the termination of the flow agreement;

•	the current period LendingClub sale, which included $824 million of loans that had been classified as held for investment upon origination;

•	a $171 million swing in net advances and paydowns on the portion of the revolving personal loan portfolio that was originated as held for investment;

•	a decrease of $362 million in the change in restricted cash; and

•	$110 million higher manufacturer incentives received.
These decreases in net outflows were partly offset by:

•	a $487 million increase in retained lease originations due to the termination of the SBNA flow agreement;

•	prior year period sales of $407 million in retail installment contracts that had been classified as held for investment upon origination, versus no such sales in the current period;

•	$291 million lower proceeds from sale of leased vehicles, due to the nonrecurrence of the bulk sale executed in the prior year period, and

•	a $96 million cash outflow upon exercise of the clean-up call option for an off-balance sheet securitization.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $769 million from the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily due to lower net proceeds from borrowings.
Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company's contingencies and off-balance sheet arrangements, refer to Note 10 - Commitments and Contingencies in the accompanying condensed consolidated financial statements.
Contractual Obligations
We lease our headquarters in Dallas, Texas, our servicing centers in Texas, Colorado, Arizona, and Puerto Rico, and an operations facility in California under non-cancelable operating leases that expire at various dates through 2026. Other than described herein, there have been no material modifications to our contractual obligations since December 31, 2015. For additional information on our contractual obligations, refer to our 2015 Annual Report on Form 10-K.
Risk Management Framework

Our risk management framework is overseen by our board of directors, our RC, our management committees, our executive management team, an independent risk management function, an internal audit function and all of our associates. The RC, along with our full board of directors, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. Our primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding our risk management framework, please refer to the Risk Management Framework section of our 2015 Annual Report on Form 10-K.

Credit Risk

The risk inherent in our loan and lease portfolios is driven by credit quality and is affected by borrower-specific and economy-wide factors such as changes in employment. We manage this risk through our underwriting and credit approval guidelines and servicing policies and practices, as well as geographic and manufacturer concentration limits.
Our automated originations process reflects a disciplined approach to credit risk management. Our robust historical data on both organically originated and acquired loans provides us with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary LFS using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to our automated process, we maintain a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We generally tighten our underwriting requirements in times of greater economic uncertainty (including during the recent financial crisis) to compete in the market at loss and approval rates acceptable for meeting our required returns. We also have adjusted our underwriting standards to meet the requirements of our contracts such as the Chrysler Agreement. In both cases, we have accomplished this by adjusting our risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.
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
Our Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. We generate finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that our asset and liability re-pricing characteristics are not effectively matched, we may utilize interest rate derivatives, such as interest rate swap agreements, to manage to our desired outcome. As of March 31, 2016, the notional value of our interest rate hedges was $12.1 billion.
We monitor our interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, we measure the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates. As of March 31, 2016, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease our net interest income by $56 million. In addition to the sensitivity analysis on net interest income, we also measure Market Value of Equity (MVE) to view our interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of March 31, 2016, the impact of a 100 basis point parallel increase in the interest rate curve would decrease our MVE by $107 million.
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
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to fund originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of March 31, 2016, we had thirteen);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of March 31, 2016, Santander and affiliates provided 9% of our funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of March 31, 2016, the highest single lender's commitment was 21%);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of March 31, 2016, 5% and 16%, respectively, of our debt is scheduled to mature in these timeframes); and

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of March 31, 2016, we had twelve-month rolling unused capacity of $5.5 billion).

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, we did not maintain effective disclosure controls and procedures because of material weaknesses previously identified and reported in our December 31, 2015 Annual Report on Form 10-K.

Notwithstanding these material weaknesses, we have concluded that the financial statements included in this report fairly state in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (GAAP).

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As reported in our December 31, 2015 Annual Report on Form 10-K we did not maintain effective internal control over financial reporting as of December 31, 2015 as a result of five material weaknesses. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of these five material weaknesses.

Remediation Status of Previously Reported Material Weaknesses

The following remediation steps are among the measures currently being implemented by the Company:

•
The Company developed new TDR credit loss allowance models, refined its loss forecasting methodology to be in compliance with GAAP, and performed additional accounting analyses including documenting how key attributes of accounting guidance have been addressed by the Company.

•	A cross-department change management review process for TDR-related queries was put in place. The Company is also enhancing its processes over identifying, tracking and reporting TDR balances.

•	The Company has begun efforts to hire additional personnel with the requisite skillsets in certain areas important to financial reporting.

•
The Company has begun to put in place processes to ensure appropriate oversight and accountability of performance of internal control over financial reporting responsibilities and to ensure prioritization of corrective actions.

•
The Company has strengthened the processes and documentation related to the classification of cash flows between operating activities and investing activities, and the SCF generally, including the preparation of a preliminary SCF, prior to the quarter end close process, that focuses on new, unusual or significant transactions. The Company has also enhanced internal documentation requirements by implementing various checklists for cash flow statement impacts and consideration of new, unusual or significant transactions in the SCF and implemented additional review procedures for significant and unusual transactions.

While progress has been made to enhance processes and procedures related to these areas, we are still in the process of developing, implementing and testing these processes and procedures, and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are un-remediated at March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter ended March 31, 2016 covered by this Quarterly Report on Form 10Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes resulting from the remediation activities described above.

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
On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Steck v. Santander Consumer USA Holdings Inc. et al., No. 1:14-cv-06942 (the Deka Lawsuit). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, State of Texas, captioned Kumar v. Santander Consumer USA Holdings, et al., No. DC-14-11783, which was subsequently removed to the United States District Court, Northern District of Texas, and re-captioned Kumar v. Santander Consumer USA Holdings, et al., No. 3:14-CV-3746 (the Kumar Lawsuit).
Both the Deka Lawsuit and the Kumar Lawsuit were brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company's IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. In February 2015, the Kumar Lawsuit was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K.
The amended class action complaint in the Deka Lawsuit alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, the Company and the individual defendants moved to dismiss the amended class action complaint.
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
On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the Parmelee Lawsuit). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the Benson Lawsuit). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. The complaints in the Parmelee Lawsuit and Benson Lawsuit allege that the Company made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seek damages and other relief.
Further, the Company is party to, or is periodically otherwise involved in, reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation.

On November 4, 2015, the Company entered into an Assurance of Discontinuance (AOD) with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG alleged that the Company violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of GAP charges in the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150,000 to the Massachusetts AG to reimburse its costs in of implementing the AOD.
On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires the Company to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by us, and $5,000 per servicemember for each instance where we sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires the Company to undertake certain additional remedial measures.
On July 31, 2015, the CFPB notified the Company that it had referred to the DOJ certain alleged violations by the Company of the ECOA regarding statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by the Company and the treatment of certain types of income in the Company’s underwriting process. On September 25, 2015, the DOJ notified us that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of our pricing of automobile loans.
The Company does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company does not have any activities, transactions, or dealings with Iran or Syria that require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this annual report:

•
Santander UK holds two frozen savings accounts and two frozen current accounts for three customers resident in the UK who are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first quarter of 2016. Revenue and net profits generated by Santander UK on these accounts in the first quarter of 2016 were negligible relative to the overall revenue and net profits of Santander.

•
An Iranian national, resident in the UK, who is currently designated by the US under the Iranian Financial Sanctions Regulations (IFSR) and the Non-Proliferation of Weapons of Mass Destruction (NPWMD) designation, holds a mortgage with Santander UK that was issued prior to such designation. No further drawdown has been made (or would be allowed) under this mortgage although we continue to receive repayment installments. In the first quarter of 2016, total revenue generated by Santander UK in connection with the mortgage was £201 while net profits were negligible relative to the overall profits of Santander. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue and net profits generated by Santander UK in connection with the investment accounts were negligible relative to the overall revenue and net profits of Santander.

•
A UK national, designated by the US under the SDGT sanctions program, holds a Santander UK current account. The account remained in arrears through the first quarter of 2016 (currently by £1,344) and is currently being managed by the Santander UK Collections & Recoveries department.

•
During the first quarter of 2016, Santander UK has identified an OFAC match on a power of attorney account. The power of attorney listed on the account is currently designated by the US under the SDGT & IFSR sanctions program. During the first quarter of 2016, revenue generated by Santander UK was £74 while net profits were negligible relative to the overall profits of Santander.

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

In the aggregate, all of the transactions described above resulted in approximately £284 gross revenues in the first quarter of 2016, while net profits were negligible relative to the overall profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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
Name: Jason A. Kulas
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	President and Chief Executive Officer	May 5, 2016
Jason A. Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	May 5, 2016
Ismail Dawood	(Principal Financial and Accounting Officer)