Form 10-Q/A
period 2015-03-31
Santander Consumer USA Holdings Inc.
filed 2016-10-27
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

As used in this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2015 (the “Form 10-Q/A”), the terms “Company,” “our,” “us” or “we” refer to Santander Consumer USA Holdings Inc., a Delaware Corporation.
This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2015 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 and to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors primarily related to (i) error in our methodology for estimating credit loss allowance for individually acquired retail installment contracts held for investment, (ii) error related to the lack of consideration of net discount when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment contracts held for investment, (iii) error in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on individually acquired retail installment contracts held for investment, and (iv) error in computing the present value of expected future cash flows whereby the TDRs’ weighted-average original contractual interest rate was utilized rather than the TDRs’ weighted-average original effective interest rate as required by U.S. GAAP. The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the three months ended March 31, 2015 and 2014. Further explanation regarding the restatement is set forth in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.
The following sections in the Original Filing have been corrected in this Form 10-Q/A to reflect this restatement:

•	Part I - Item I: Financial Information (Unaudited)

•	Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4: Controls and Procedures

•	Part II - Item 1A: Risk Factors

•	Part II - Item 6: Exhibits
Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing.

Unless otherwise specified or the context otherwise requires, the use herein of the terms “ we,” “our,” “us,” “SCUSA,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report for the year ended December 31, 2014, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q/A.

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Line of Credit	A revolving line of credit that finances inventory until sold.
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
IPO	SCUSA's Initial Public Offering
ISDA	International Swaps and Derivative Association
LFS	Loss Forecasting Score
MEP	SCUSA's 2011 Management Equity Plan
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality.
NPWMD	Non-Proliferation of Weapons of Mass Destruction
OCC	Office of the Comptroller of the Currency
Original Filing	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as originally filed with the SEC on April 29, 2015
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing.
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider.

Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession.
Residual Value	The future value of a leased asset at the end of its lease term.
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA and the majority owner of SCUSA. Formerly Sovereign Bank, N.A.
SCRA	Servicemembers Civil Relief Act
SCUSA	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander
SUBI	Special unit of beneficial interest (in a titling trust used to finance leases)
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SCUSA’s financing transactions
Turn-down	A program where by a lender has the opportunity to review a credit application for approval only after the primary lender or lenders have declined the application.
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations.

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets	(As Restated-Note 2)	(As Restated-Note 2)
Cash and cash equivalents	$26,952	$33,157
Finance receivables held for sale	1,042,514	46,586
Finance receivables held for investment, net	24,547,674	23,911,649
Restricted cash - $42,570 and $44,805 held for affiliates, respectively	2,687,304	1,920,857
Accrued interest receivable	353,121	364,676
Leased vehicles, net	5,025,109	4,848,593
Furniture and equipment, net of accumulated depreciation of $48,996 and $45,768, respectively	45,353	41,218
Federal, state and other income taxes receivable	124,483	498,300
Related party taxes receivable	—	467
Deferred tax asset	18,351	24,571
Goodwill	74,056	74,056
Intangible assets	36,790	36,882
Due from affiliates	126,140	141,551
Other assets	473,491	426,188
Total assets	$34,581,338	$32,368,751
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$7,338,550	$6,402,327
Notes payable — secured structured financings	18,000,121	17,718,974
Notes payable — related party	4,375,000	3,690,000
Accrued interest payable	19,175	17,432
Accounts payable and accrued expenses	366,707	324,630
Federal, state and other income taxes payable	6,856	735
Deferred tax liabilities, net	461,392	463,127
Due to affiliates	83,601	88,425
Other liabilities	158,393	136,885
Total liabilities	30,809,795	28,842,535
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
350,010,317 and 349,029,766 shares issued and 349,958,176 and 348,977,625 shares outstanding, respectively	3,500	3,490
Additional paid-in capital	1,576,234	1,560,519
Accumulated other comprehensive income (loss)	(9,290)	3,553
Retained earnings	2,201,099	1,958,654
Total stockholders’ equity	3,771,543	3,526,216
Total liabilities and equity	$34,581,338	$32,368,751

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders)
do not have recourse to our general credit were as follows:

	March 31, 2015	December 31, 2014
Assets	(As Restated-Note 2)	(As Restated-Note 2)
Restricted cash	$1,852,825	$1,626,257
Finance receivables held for sale	1,068,168	18,712
Finance receivables held for investment, net	22,477,342	21,992,901
Leased vehicles, net	5,025,109	4,848,593
Various other assets	533,714	555,509
Total assets	$30,957,158	$29,041,972
Liabilities
Notes payable	$29,721,650	$27,822,174
Various other liabilities	63,249	55,795
Total liabilities	$29,784,899	$27,877,969

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
	(As Restated - Note 2)	(As Restated - Note 2)
Interest on finance receivables and loans	$1,193,021	$1,103,523
Leased vehicle income	231,616	109,469
Other finance and interest income	7,341	250
Total finance and other interest income	1,431,978	1,213,242
Interest expense — Including $44,016 and $34,243 to affiliates, respectively	148,856	124,446
Leased vehicle expense	174,853	81,335
Net finance and other interest income	1,108,269	1,007,461
Provision for credit losses	631,847	566,573
Net finance and other interest income after provision for credit losses	476,422	440,888
Profit sharing	13,516	32,161
Net finance and other interest income after provision for credit losses and profit sharing	462,906	408,727
Investment gains, net	21,593	34,752
Servicing fee income — Including $5,024 and $2,224 from affiliates, respectively	24,803	10,405
Fees, commissions, and other — Including $5,849 and $3,910 from affiliates, respectively	103,798	89,304
Total other income	150,194	134,461
Salary and benefits expense	100,540	201,915
Repossession expense	58,826	48,431
Other operating costs — Including $371 and $295 to affiliates, respectively	88,466	69,775
Total operating expenses	247,832	320,121
Income before income taxes	365,268	223,067
Income tax expense	122,823	85,624
Net income	$242,445	$137,443

Net income	$242,445	$137,443
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of ($7,622) and $1,230	(12,843)	2,088
Comprehensive income	$229,602	$139,531
Net income per common share (basic)	$0.69	$0.39
Net income per common share (diluted)	$0.68	$0.39
Weighted average common shares (basic)	349,421,960	348,101,891
Weighted average common shares (diluted)	356,654,466	356,325,036

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2014, as restated (Note 2)	346,760	$3,468	$1,409,463	$(2,853)	$1,285,686	$2,695,764
Stock issued in connection with employee incentive compensation plans	2,007	20	16,390	—	—	16,410
Stock-based compensation expense	—	—	121,222	—	—	121,222
Net income, as restated (Note 2)	—	—	—	—	137,443	137,443
Other comprehensive income, net of taxes	—	—	—	2,088	—	2,088
Balance — March 31, 2014, as restated (Note 2)	348,767	$3,488	$1,547,075	$(765)	$1,423,129	$2,972,927

Balance — January 1, 2015, as restated (Note 2)	348,978	$3,490	$1,560,519	$3,553	$1,958,654	$3,526,216
Stock issued in connection with employee incentive compensation plans	980	10	11,640	—	—	11,650
Stock based compensation expense	—	—	4,075	—	—	4,075
Net income, as restated (Note 2)	—	—	—	—	242,445	242,445
Other comprehensive loss, net of taxes	—	—	—	(12,843)	—	(12,843)
Balance — March 31, 2015, as restated (Note 2)	349,958	$3,500	$1,576,234	$(9,290)	$2,201,099	$3,771,543

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:	(As Restated - Note 2)	(As Restated - Note 2)
Net income	$242,445	$137,443
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	14,384	(3,385)
Provision for credit losses	631,847	566,573
Depreciation and amortization	197,035	99,824
Accretion of discount	(53,814)	(116,025)
Originations and purchases of receivables held for sale	(720,145)	(1,267,304)
Proceeds from sales of and repayments on receivables held for sale	537,462	1,187,745
Investment gains, net	(21,593)	(34,752)
Stock-based compensation	4,075	121,222
Deferred tax expense	9,944	10,455
Changes in assets and liabilities:
Accrued interest receivable	6,512	2,176
Accounts receivable	(3,726)	2,161
Federal income tax and other taxes	384,634	76,185
Other assets	(1,232)	(2,691)
Accrued interest payable	1,744	1,379
Other liabilities	6,108	109,236
Due to/from affiliates	(150)	(45,650)
Net cash provided by operating activities	1,235,530	844,592
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(4,986,961)	(4,361,549)
Collections on finance receivables held for investment	2,537,187	2,264,848
Proceeds from sale of loans held for investment	407,470	554,060
Leased vehicles purchased	(1,135,171)	(1,212,312)
Manufacturer incentives received	219,419	217,457
Proceeds from sale of leased vehicles	586,664	10,280
Change in revolving personal loans	(4,237)	13,493
Purchases of furniture and equipment	(4,844)	(7,443)
Sales of furniture and equipment	188	714
Change in restricted cash	(766,447)	(282,748)
Other investing activities	(1,533)	(4,391)
Net cash used in investing activities	(3,148,265)	(2,807,591)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	3,056,950	2,734,093
Payments on notes payable related to secured structured financings	(2,780,640)	(2,149,907)
Proceeds from unsecured notes payable	1,690,000	1,740,000
Payments on unsecured notes payable	(1,005,000)	(1,325,000)
Proceeds from notes payable	6,195,553	6,721,716
Payments on notes payable	(5,259,330)	(5,662,762)
Proceeds from stock option exercises, gross	9,161	13,071
Repurchase of stock - employee tax withholding	(164)	(5,908)
Net cash provided by financing activities	1,906,530	2,065,303
Net increase (decrease) in cash and cash equivalents	(6,205)	102,304
Cash — Beginning of period	33,157	10,531
Cash — End of period	$26,952	$112,835

Noncash investing and financing transactions:
Transfer of retail installment contracts to repossessed vehicles	$415,983	$361,732
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
The accompanying condensed consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2014.
Certain prior year amounts have been reclassified to conform to current year presentation; specifically, retail installment contracts held for investment, personal loans, receivables from dealers, and capital lease receivables, which previously were reported as separate line items in the condensed consolidated balance sheet, now are reported in aggregate in the condensed consolidated balance sheet as finance receivables held for investment, with disclosure of the components in Note 3 – Finance Receivables and Note 4 – Leases. Additionally, related-party assets and liabilities, which previously were disclosed separately within certain line items in the condensed consolidated balance sheet, are now reported as separate line items in the condensed consolidated balance sheet. The classification of related-party assets and liabilities reported in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 is as follows:

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
Accounting Policies
The Company has identified the following significant accounting policies and estimates used by management in the preparation of the Company’s financial statements: finance receivables (which includes retail installment contracts, personal loans, receivables from dealers and capital lease receivables), provision for credit losses, leased vehicles, income taxes, and earnings per share. As of March 31, 2015, there have been no significant changes to the Company's accounting policies as disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report for the year ended December 31, 2014.
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

2.	Corrections of Errors
Subsequent to the issuance of the Company's March 31, 2015 condensed consolidated financial statements, the Company identified errors in its historical financial statements, including for the three months ended March 31, 2015 and 2014. Accordingly, the Company has restated the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 to reflect the error corrections, the most significant of which are as follows:

I.	Errors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 31, 2016 (the "Original 10-K"):

•
The Company determined that its historical methodology for estimating its credit loss allowance for individually acquired retail installment contracts held for investment was in error as it did not estimate impairment on troubled debt restructurings (TDRs) separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, the Company determined that it had incorrectly identified the population of loans that should be classified and disclosed as TDRs and, separately, had incorrectly estimated the impairment on these loans, as of each of these balance sheet dates. The Company has corrected its allowance methodology accordingly, and has determined, based on this corrected methodology, the the credit loss allowance reported on the condensed consolidated balance sheets was understated by $12,198 as of March 31, 2015 and was overstated by $56,508 as of December 31, 2014.

•
The Company determined that subvention payments related to leased vehicles were incorrectly classified, within the income statement, as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense. The subvention payments classification errors did not impact net income for any period.

The impact of the corrections of the above errors on the financial statements for the three months ended March 31, 2015 and 2014 was disclosed in Part II, Item 9B of the Original 10-K, and the errors were corrected in the financial statements and related disclosures for the three months ended March 31, 2015 in the Company's originally filed quarterly report on Form 10-Q for the quarterly period ended March 31, 2016.

II.	Errors identified subsequent to the filing of the Original 10-K:

•
The Company previously used the original contractual interest rate rather than the original effective rate as the discount rate applied to expected cash flows to determine TDR impairment. ASC 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of individually acquired retail installment contracts held for investment accordingly overstated, by $74,723 and $68,642 as of March 31, 2015 and

December 31, 2014, respectively, related to this methodology error. This error also caused the provision for credit losses in the condensed consolidated statements of income and comprehensive income to be understated by $6,081 and $929 for the three months ended March 31, 2015 and 2014, respectively.

•
The Company has determined that its application of the retrospective effective interest method for accreting discounts, subvention payments from manufacturers, and other origination costs (collectively "discount") on individually acquired retail installment contracts held for investment was in error, as (i) these cost basis adjustments were accreted over the average life of a loan rather than the aggregate life of a loan pool, (ii) defaults were inappropriately considered in the estimate of future principal prepayments, (iii) the portfolio was not adequately segmented to consider different prepayment performance based on credit quality and term, (iv) remaining unaccreted balances at charge off were being recorded as interest income rather than as reductions of the net charge off, and (v) the unaccreted discount component of TDR carrying value was misstated, resulting in inaccurate TDR impairment.

(i) The Company previously had accreted discounts over the average life of the loan portfolio. However, Examples 3 and 4 in the implementation guidance to ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, provide guidance on the projection of cash flows for a pool of loans and the treatment of actual and anticipated prepayments for determining the effective interest rate under the retrospective method. The guidance demonstrates an application that aligns with the aggregate life of the loan pool rather than the average loan life concept. Under the average life method previously applied by the Company, anticipated prepayments shortened the life of the portfolio and maintained the portfolio monthly cash flows constant, i.e., incorrectly accelerated the accretion of discount. Accordingly, management has determined that the use of the average life was in error.

(ii) The Company previously had considered all types of liquidations, both voluntary prepayments and charge offs, as anticipated prepayments for purposes of determining a prepayment assumption. However, the application of a prepayment assumption as described in ASC 310-20-35-26 does not allow for future expected defaults to be considered in the assumption. Accordingly, management has determined that the inclusion of future expected defaults in the anticipated prepayment assumption was in error.

(iii) The Company previously had aggregated all loans in the individually acquired retail installment contract portfolio into one pool for the purpose of estimating prepayments and determining the effective interest rate under the retrospective method. ASC 310-20-35-30 provides some characteristics to be considered when aggregating a large number of similar loans for this purpose. Management has determined that there is differentiation in prepayment behavior within its loan portfolio based on characteristics including credit quality, maturity, and period of origination. Accordingly, management has determined that the absence of segmentation into pools of homogeneous loans was in error.

(iv) The Company previously had recorded charge offs based on unpaid principal balance. The accretion of discount of charged off loans was previously reported as interest income. However, ASC 310-10, Receivables, refers to the recorded investment in the loan as the appropriate accounting basis. ASC 310-10-35-24 specifies that the recorded investment includes adjustments such as unamortized premium or discount. Accordingly, management has determined that unaccreted discounts remaining at charge off should be included in the net charge off amount recorded.

(v) As a result of the incorrect accretion methodology, as well as the exclusion of unaccreted discount, the recorded investment in TDRs was misstated, resulting in a misstatement of TDR impairment.
The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of each period end balance sheet date:

	March 31, 2015	December 31, 2014
Overstatement of recorded investment	$151,187	$140,215
Overstatement of TDR impairment	(61,817)	(56,320)
Overstatement of finance receivables, net	$89,370	$83,895
Over/(under)statement of finance receivables held for sale	$3,355	$(1)
Overstatement of finance receivables held for investment, net	$86,015	$83,896

This error also had the following impacts on the condensed consolidated statements of income and comprehensive income:

	March 31, 2015	March 31, 2014
Interest on finance receivables and loans	$50,917	$37,604
Investment gains (losses), net	(346)	1,062
Provision for credit losses	(45,097)	(36,813)
	$5,474	$1,853

•
The Company previously omitted the consideration of net unaccreted discounts when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment contracts held for investment under ASC 450-20. Accordingly, management has determined that the omission of consideration of net unaccreted discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of individually acquired retail installment contracts held for investment accordingly understated, by $99,290 and $95,465 as of March 31, 2015 and December 31, 2014, respectively, related to this methodology error. This error also caused the provision for credit losses in the condensed consolidated statements of income and comprehensive income to be overstated by $3,825 and $15,140 for the three months ended March 31, 2015 and 2014, respectively.
In addition to the restatement of the Company's condensed consolidated financial statements, certain information within the following notes to the condensed consolidated financial statement has been restated to reflect the corrections of errors discussed above as well as other, less significant errors and/or to add disclosure language, as appropriate.

•	Note 3. Finance Receivables

•	Note 4. Leases

•	Note 5. Credit Loss Allowance and Credit Quality

•	Note 7. Variable Interest Entities

•	Note 8. Derivative Financial Instruments

•	Note 9. Other Assets

•	Note 10. Income Taxes

•	Note 11. Commitments and Contingencies

•	Note 13. Computation of Basic and Diluted Earnings per Common Share

•	Note 14. Fair Value of Financial Instruments

The following table summarizes the impacts of the corrections on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for sale, net	$1,045,869	$—	$1,045,869	$(3,355)	$1,042,514
Finance receivables held for investment, net	24,650,372	(12,198)	24,638,174	(90,500)	24,547,674
Leased vehicles, net	5,042,419	—	5,042,419	(17,310)	5,025,109
Federal, state and other income taxes receivable	124,545	—	124,545	(62)	124,483
Deferred tax asset	19,367	436	19,803	(1,452)	18,351
Intangible assets, net	53,590	—	53,590	(16,800)	36,790
Due from affiliates	90,351	—	90,351	35,789	126,140
Other assets	452,272	—	452,272	21,219	473,491
Total assets	34,665,571	(11,762)	34,653,809	(72,471)	34,581,338
Deferred tax liabilities, net	509,428	(4,117)	505,311	(43,919)	461,392
Due to affiliates	47,812	—	47,812	35,789	83,601
Other liabilities	151,441	—	151,441	6,952	158,393
Total liabilities	30,815,090	(4,117)	30,810,973	(1,178)	30,809,795
Retained earnings	2,280,037	(7,645)	2,272,392	(71,293)	2,201,099
Total stockholders’ equity	3,850,481	(7,645)	3,842,836	(71,293)	3,771,543
Total liabilities and equity	34,665,571	(11,762)	34,653,809	(72,471)	34,581,338
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 issued on April 29, 2015.
(b)     Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for sale, net	$46,585	$—	$46,585	$1	$46,586
Finance receivables held for investment, net	23,915,551	56,508	23,972,059	(60,410)	23,911,649
Leased vehicles, net	4,862,783	—	4,862,783	(14,190)	4,848,593
Federal, state and other income taxes receivable	502,035	—	502,035	(3,735)	498,300
Related party taxes receivable	459	—	459	8	467
Deferred tax asset	21,244	(2,164)	19,080	5,491	24,571
Intangible assets, net	53,682	—	53,682	(16,800)	36,882
Due from affiliates	102,457	—	102,457	39,094	141,551
Other assets	403,416	—	403,416	22,772	426,188
Total assets	32,342,176	54,344	32,396,520	(27,769)	32,368,751
Accounts payable and accrued expenses	315,130	—	315,130	9,500	324,630
Federal, state and other income taxes payable	319	—	319	416	735
Deferred tax liabilities, net	492,303	19,021	511,324	(48,197)	463,127
Due to affiliates	48,688	—	48,688	39,737	88,425
Other liabilities	98,654	—	98,654	38,231	136,885
Total liabilities	28,783,827	19,021	28,802,848	39,687	28,842,535
Retained earnings	1,990,787	35,323	2,026,110	(67,456)	1,958,654
Total stockholders’ equity	3,558,349	35,323	3,593,672	(67,456)	3,526,216
Total liabilities and equity	32,342,176	54,344	32,396,520	(27,769)	32,368,751
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)     Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on the Company's assets and liabilities related to VIEs included in the condensed consolidated financial statements as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for sale	$—	$—	$—	$1,068,168	$1,068,168
Finance receivables held for investment, net	21,823,803	53,294	21,877,097	600,245	22,477,342
Leased vehicles, net	5,042,419	—	5,042,419	(17,310)	5,025,109
Various other assets	2,393,301	—	2,393,301	(1,859,587)	533,714
Notes payable	29,695,230	—	29,695,230	26,420	29,721,650
Various other liabilities	2,086	—	2,086	61,163	63,249
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 issued on April 29, 2015.
(b)     Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for investment, net	$21,366,121	$66,163	$21,432,284	$560,617	$21,992,901
Leased vehicles, net	4,862,783	—	4,862,783	(14,190)	4,848,593
Various other assets	1,283,280	—	1,283,280	(727,771)	555,509
Notes payable	27,796,999	—	27,796,999	25,175	27,822,174
Various other liabilities	—	—	—	55,795	55,795
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)     Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$1,230,002	$—	$1,230,002	$(36,981)	$1,193,021
Leased vehicle income	332,946	(101,330)	231,616	—	231,616
Total finance and other interest income	1,570,289	(101,330)	1,468,959	(36,981)	1,431,978
Leased vehicle expense	273,064	(101,330)	171,734	3,119	174,853
Net finance and other interest income	1,148,369	—	1,148,369	(40,100)	1,108,269
Provision for credit losses	605,981	68,706	674,687	(42,840)	631,847
Net finance and other interest income after provision for credit losses	542,388	(68,706)	473,682	2,740	476,422
Net finance and other interest income after provision for credit losses and profit sharing	528,872	(68,706)	460,166	2,740	462,906
Investment gains, net	21,247	—	21,247	346	21,593
Fees, commissions, and other	101,133	—	101,133	2,665	103,798
Total other income (loss)	147,183	—	147,183	3,011	150,194
Other operating costs	86,013	—	86,013	2,453	88,466
Total operating expenses	245,379	—	245,379	2,453	247,832
Income before income taxes	430,676	(68,706)	361,970	3,298	365,268
Income tax expense	141,426	(25,738)	115,688	7,135	122,823
Net income	$289,250	$(42,968)	$246,282	$(3,837)	$242,445

Net income	$289,250	$(42,968)	$246,282	$(3,837)	$242,445
Comprehensive income	$276,407	$(42,968)	$233,439	$(3,837)	$229,602
Net income per common share (basic)	$0.83	$(0.13)	$0.70	$(0.01)	$0.69
Net income per common share (diluted)	$0.81	$(0.12)	$0.69	$(0.01)	$0.68
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 issued on April 29, 2015.
(b)     Reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2016 issued on May 5, 2016.

	Three Months Ended March 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$1,140,329	$—	$1,140,329	$(36,806)	$1,103,523
Leased vehicle income	147,123	(40,915)	106,208	3,261	109,469
Total finance and other interest income	1,287,702	(40,915)	1,246,787	(33,545)	1,213,242
Leased vehicle expense	120,069	(40,915)	79,154	2,181	81,335
Net finance and other interest income	1,043,187	—	1,043,187	(35,726)	1,007,461
Provision for credit losses	698,594	(93,874)	604,720	(38,147)	566,573
Net finance and other interest income after provision for credit losses	344,593	93,874	438,467	2,421	440,888
Net finance and other interest income after provision for credit losses and profit sharing	312,432	93,874	406,306	2,421	408,727
Investment gains (losses), net	35,814	—	35,814	(1,062)	34,752
Total other income (loss)	135,523	—	135,523	(1,062)	134,461
Other operating costs	68,102	—	68,102	1,673	69,775
Total operating expenses	318,448	—	318,448	1,673	320,121
Income before income taxes	129,507	93,874	223,381	(314)	223,067
Income tax expense	48,041	34,511	82,552	3,072	85,624
Net income	$81,466	$59,363	$140,829	$(3,386)	$137,443

Net income	$81,466	$59,363	$140,829	$(3,386)	$137,443
Comprehensive income	$83,554	$59,363	$142,917	$(3,386)	$139,531
Net income per common share (basic)	$0.23	$0.17	$0.40	$(0.01)	$0.39
Net income per common share (diluted)	$0.23	$0.17	$0.40	$(0.01)	$0.39
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2014 issued on May 15, 2014.
(b)     Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of equity for the three months ended March 31, 2015 and 2014:

	Retained Earnings
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance — January 1, 2015	$1,990,787	$35,323	$2,026,110	$(67,456)	$1,958,654
Net income	289,250	(42,968)	246,282	(3,837)	242,445
Balance — March 31, 2015	2,280,037	(7,645)	2,272,392	(71,293)	2,201,099

	Total Stockholders’ Equity
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance — January 1, 2015	$3,558,349	$35,323	$3,593,672	$(67,456)	$3,526,216
Net income	289,250	(42,968)	246,282	(3,837)	242,445
Balance — March 31, 2015	3,850,481	(7,645)	3,842,836	(71,293)	3,771,543
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 issued on April 29, 2015.
(b)     Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Retained Earnings
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance — January 1, 2014	$1,276,754	$77,435	$1,354,189	$(68,503)	$1,285,686
Net income	81,466	59,363	140,829	(3,386)	137,443
Balance — March 31, 2014	1,358,220	136,798	1,495,018	(71,889)	1,423,129

	Total Stockholders’ Equity
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance — January 1, 2014	$2,686,832	$77,435	$2,764,267	$(68,503)	$2,695,764
Net income	81,466	59,363	140,829	(3,386)	137,443
Balance — March 31, 2014	2,908,018	136,798	3,044,816	(71,889)	2,972,927
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2014 issued on May 15, 2014.
(b)     Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Cash flows from operating activities:
Net income	$289,250	$(42,968)	$246,282	$(3,837)	$242,445
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	2,429	—	2,429	11,955	14,384
Provision for credit losses	605,981	68,706	674,687	(42,840)	631,847
Depreciation and amortization	297,521	(101,330)	196,191	844	197,035
Accretion of discount	(234,055)	101,330	(132,725)	78,911	(53,814)
Investment gains, net	(21,247)	—	(21,247)	(346)	(21,593)
Deferred tax expense (benefit)	24,463	(25,738)	(1,275)	11,219	9,944
Changes in assets and liabilities:
Federal income tax and other taxes	388,718	—	388,718	(4,084)	384,634
Other assets	7,063	—	7,063	(8,295)	(1,232)
Other liabilities	62,587	—	62,587	(56,479)	6,108
Due to/from affiliates	(5,435)	—	(5,435)	5,285	(150)
Net cash provided by operating activities	1,243,197	—	1,243,197	(7,667)	1,235,530
Cash flows from financing activities:
Cash collateral posted on cash flow hedges	(7,667)	—	(7,667)	7,667	—
Net cash provided by financing activities	1,898,863	—	1,898,863	7,667	1,906,530
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 issued on April 29, 2015.
(b)     Reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2016 issued on May 5, 2016.

	Three Months Ended March 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Cash flows from operating activities:
Net income	$81,466	$59,363	$140,829	$(3,386)	$137,443
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(5,058)	—	(5,058)	1,673	(3,385)
Provision for credit losses	698,594	(93,874)	604,720	(38,147)	566,573
Depreciation and amortization	139,158	(40,915)	98,243	1,581	99,824
Accretion of discount	(197,943)	40,915	(157,028)	41,003	(116,025)
Investment gains, net	(35,814)	—	(35,814)	1,062	(34,752)
Deferred tax expense (benefit)	(27,128)	34,511	7,383	3,072	10,455
Changes in assets and liabilities:
Other assets	(5,536)	—	(5,536)	2,845	(2,691)
Other liabilities	106,364	—	106,364	2,872	109,236
Due to/from affiliates	(26,325)	—	(26,325)	(19,325)	(45,650)
Net cash provided by operating activities	851,342	—	851,342	(6,750)	844,592
Cash flows from investing activities:
Proceeds from sale of leased vehicles	11,089	—	11,089	(809)	10,280
Change in restricted cash	(266,779)	—	(266,779)	(15,969)	(282,748)
Net cash used in investing activities	(2,790,813)	—	(2,790,813)	(16,778)	(2,807,591)
Cash flows from financing activities:
Cash collateral posted on cash flow hedges	(23,528)	—	(23,528)	23,528	—
Net cash provided by financing activities	2,041,775	—	2,041,775	23,528	2,065,303
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended March 31, 2014 issued on May 15, 2014.
(b)     Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

3.	Finance Receivables (As Restated)
Finance receivables held for investment includes individually acquired retail installment contracts and loans, purchased receivables portfolios, and capital leases (see Note 4). The Company's portfolio of individually acquired retail installment contracts and loans held for investment was comprised of the following at March 31, 2015 and

December 31, 2014:

	March 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$25,506,977	$102,410	$2,115,496
Credit loss allowance (Note 5)	(2,748,526)	(1,130)	(352,878)
Discount	(791,354)	—	(1,972)
Capitalized origination costs and fees	57,831	—	1,291
Net carrying balance	$22,024,928	$101,280	$1,761,937

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 5)	(2,586,685)	(674)	(348,660)
Discount	(749,921)	—	(1,356)
Capitalized origination costs and fees	52,964	—	1,024
Net carrying balance	$21,271,464	$99,490	$1,779,777

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Outstanding balance	$692,656	$853,219
Outstanding recorded investment, net of impairment	$530,920	$679,079

As of March 31, 2015, retail installment contracts and receivables from dealers held for sale totaled $1,041,426 and $1,088, respectively. As of December 31, 2014, retail installment contracts and receivables from dealers held for sale totaled $45,425 and $1,161, respectively. Sales of retail installment contracts for the three months ended March 31, 2015 and 2014 included principal balance amounts of $919,078 and $1,685,723, respectively. The Company retains servicing of sold retail installment contracts and was servicing $7,498,092 and $7,372,884 as of March 31, 2015 and December 31, 2014, respectively, of contracts sold to unrelated third parties. Proceeds from sales of charged off assets for the three months ended March 31, 2015 and 2014 were $38,376 and zero, respectively.
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
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Balance — beginning of period	$268,927	$407,490
Accretion of accretable yield	(28,206)	(68,814)
Reclassifications from nonaccretable difference	7,223	28,504
Balance — end of period	$247,944	$367,180
During the three months ended March 31, 2015 and 2014, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

4.	Leases (As Restated)
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
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Leased vehicles	$6,667,859	$6,306,277
Less: accumulated depreciation	(989,816)	(816,000)
Depreciated net capitalized cost	$5,678,043	$5,490,277
Manufacturer subvention payments	(660,638)	(646,232)
Origination fees and other costs	7,704	4,548
Net book value	$5,025,109	$4,848,593
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

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2015:

Remainder of 2015	$672,708
2016	739,048
2017	294,334
2018	10,527
2019	4
Thereafter	—
Total	$1,716,621
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Gross investment in capital leases	$212,898	$137,543
Origination fees and other	164	78
Less unearned income	(69,271)	(46,193)
Net investment in capital leases before allowance	143,791	91,428
Less: allowance for lease losses	(15,182)	(9,589)
Net investment in capital leases	$128,609	$81,839

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of March 31, 2015:

Remainder of 2015	$38,906
2016	51,876
2017	51,826
2018	50,628
2019	19,661
Thereafter	1
Total	$212,898

5.	Credit Loss Allowance and Credit Quality (As Restated)
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
The activity in the credit loss allowance for individually acquired loans for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,586,685	$674	$348,660	$1,949,048	$1,090	$179,350
Provision for credit losses	533,014	456	97,703	511,829	(55)	62,129
Charge-offs	(887,392)	—	(99,690)	(718,081)	—	(40,948)
Recoveries	543,336	—	6,205	407,777	—	2,659
Transfers to held-for-sale	(27,117)	—	—	—	—	—
Balance — end of period	$2,748,526	$1,130	$352,878	$2,150,573	$1,035	$203,190

The impairment activity related to purchased receivables portfolios for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Balance — beginning of period	$186,126	$210,208
Incremental provisions for purchased receivables portfolios	300	16,402
Incremental reversal of provisions for purchased receivables portfolios	(5,402)	(23,732)
Balance — end of period	$181,024	$202,878
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
As discussed in Note 3, the Company has $876,888 of fleet retail installment contracts with commercial consumers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of March 31, 2015, $908 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.
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

The table below presents the Company’s TDRs as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment	$4,404,165	$17,261	$4,044,070	$17,356
Impairment	(1,285,957)	(6,904)	(1,172,149)	(6,939)
Outstanding recorded investment, net of impairment	$3,118,208	$10,357	$2,871,921	$10,417

A summary of the Company’s delinquent TDRs at March 31, 2015 and December 31, 2014, is as follows:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Principal, 31-60 days past due	$792,189	$1,685	$912,555	$1,595
Delinquent principal over 60 days	350,925	5,245	468,272	5,131
Total delinquent TDR principal	$1,143,114	$6,930	$1,380,827	$6,726

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

	Three Months Ended
	March 31, 2015		March 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,224,118	$10,387	$2,591,554	$8,996
Interest income recognized	$181,410	$589	$115,239	$329

The following table summarizes the financial effects of TDRs that occurred during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$833,523	$5,394	$505,087	$11,495
Outstanding recorded investment after TDR	$841,381	$5,356	$510,544	$11,336
Number of contracts	48,892	4,468	31,953	14,829

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

	Three Months Ended
	March 31, 2015		March 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$181,413	$1,411	$104,144	(a)
Number of contracts	10,741	1,411	6,759	(a)

(a)	Subsequent defaults on personal loan TDRs were insignificant for the three months ended March 31, 2014.

6.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2015	$388,435	$500,000	0.98%	$558,135	$—
Warehouse line (a)	Various	890,965	1,247,302	1.00%	1,305,875	32,484
Warehouse line (b)	June 2016	2,465,041	4,300,000	0.93%	3,719,820	85,180
Warehouse line	December 2016	1,575,977	2,500,000	1.05%	2,222,916	46,853
Warehouse line	July 2015	—	500,000	—	—	—
Warehouse line (c)	September 2015	199,980	200,000	2.00%	351,512	15,926
Repurchase facility (d)	Various	892,571	892,571	1.64%	—	32,936
Warehouse line (e)	March 2016	—	750,000	—	—	—
Warehouse line (f)	November 2016	175,000	175,000	1.73%	—	—
Warehouse line (c)	October 2016	249,987	250,000	2.05%	308,279	19,139
Warehouse line (f)	November 2016	250,000	250,000	1.73%	—	2,500
Repurchase facility (g)	May 2015	250,594	250,594	1.02%	—	—
Total facilities with third parties		7,338,550	11,815,467		8,466,537	235,018
Lines of credit with Santander and related subsidiaries (h):
Line of credit	December 2016	500,000	500,000	2.47%	1,074	—
Line of credit	December 2018	250,000	500,000	3.23%	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.36%	—	—
Line of credit	December 2018	1,575,000	1,750,000	2.82%	7,076	—
Line of credit	March 2017	300,000	300,000	1.72%	—	—
Total facilities with Santander and related subsidiaries		4,375,000	4,800,000		8,150	—
Total revolving credit facilities		$11,713,550	$16,615,467		$8,474,687	$235,018

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

Facilities with Third Parties
The warehouse lines and repurchase facility are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 3), leased vehicles (Note 4), securitization notes payables and residuals retained by the Company.
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

7.	Variable Interest Entities (As Restated)
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

A summary of the cash flows received from consolidated securitization trusts during the three months ended March 31, 2015 and 2014, is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Assets securitized	$3,981,855	$3,316,248

Net proceeds from new securitizations (a)	$3,056,950	$2,734,093
Cash received for servicing fees (b)	161,962	146,832
Net distributions from Trusts (b)	456,053	418,121
Total cash received from Trusts	$3,674,965	$3,299,046

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.
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

A summary of the cash flows received from off-balance sheet securitization trusts during the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Receivables securitized	$—	$774,183

Net proceeds from new securitizations	$—	$815,850
Cash received for servicing fees	5,304	2,788
Total cash received from securitization trusts	$5,304	$818,638

8.	Derivative Financial Instruments (As Restated)
Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written in order to offset the interest rate cap agreements, a total return swap and a total return settlement agreement, are not designated as hedges for accounting purposes. The underlying notional amounts and aggregate fair values of these agreements at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$7,995,000	$(16,415)	$8,020,000	$3,827
Interest rate swap agreements not designated as hedges	2,939,000	(14,767)	3,206,000	(12,175)
Interest rate cap agreements	8,098,762	31,585	7,541,385	49,762
Options for interest rate cap agreements	8,098,762	(31,614)	7,541,385	(49,806)
Total return swap	250,594	(1,422)	250,594	(1,736)
Total return settlement	1,404,726	(59,588)	1,404,726	(48,893)

See Note 14 for additional disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
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
The Company is obligated to make purchase price holdback payments on a periodic basis to a third-party originator of loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. These purchase price holdback payments and total return settlement payments are considered to be derivatives, collectively referred to herein as “total return settlement,” and accordingly are marked to fair value each reporting period.
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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2015 and December 31, 2014:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015
Interest rate swaps - Santander & affiliates	$111	$—	$111	$—	$—	$111
Interest rate swaps - third party	—	—	—	—	—	—
Interest rate caps - Santander & affiliates	22,310	—	22,310	—	—	22,310
Interest rate caps - third party	9,275	—	9,275	—	—	9,275
Total derivatives subject to a master netting arrangement or similar arrangement	31,696	—	31,696	—	—	31,696
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$31,696	$—	$31,696	$—	$—	$31,696
Total financial assets	$31,696	$—	$31,696	$—	$—	$31,696

December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946	—	—	2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2015
Interest rate swaps - Santander & affiliates	$22,063	$—	$22,063	$—	$(13,480)	$8,583
Interest rate swaps - third party	9,230	—	9,230	—	(5,091)	4,139
Back to back - Santander & affiliates	22,310	—	22,310	—	(22,310)	—
Back to back - third party	9,304	—	9,304	—	(9,304)	—
Total derivatives subject to a master netting arrangement or similar arrangement	$62,907	$—	$62,907	$—	$(50,185)	$12,722
Total return swap	1,422	—	1,422	—	(1,422)	—
Total return settlement	59,588	—	59,588	—	—	59,588
Total derivatives not subject to a master netting arrangement or similar arrangement	$61,010	$—	$61,010	$—	$(1,422)	$59,588
Total derivative liabilities	$123,917	$—	$123,917	$—	$(51,607)	$72,310
Total financial liabilities	$123,917	$—	$123,917	$—	$(51,607)	$72,310

December 31, 2014
Interest rate swaps - Santander & affiliates	$15,783	$—	$15,783	$—	$(4,308)	$11,475
Interest rate swaps - third party	719	—	719	—	(191)	528
Back to back - Santander & affiliates	35,602	—	35,602	—	(35,602)	—
Back to back - third party	14,204	—	14,204	—	(14,204)	—
Total derivatives subject to a master netting arrangement or similar arrangement	$66,308	$—	$66,308	$—	$(54,305)	$12,003
Total return swap	1,736	—	1,736	—	(1,736)	—
Total return settlement	48,893	—	48,893	—	—	48,893
Total derivatives not subject to a master netting arrangement or similar arrangement	$50,629	$—	$50,629	$—	$(1,736)	$48,893
Total derivative liabilities	$116,937	$—	$116,937	$—	$(56,041)	$60,896
Total financial liabilities	$116,937	$—	$116,937	$—	$(56,041)	$60,896

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(31,536)	$(11,071)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(2,429)
Gains (losses) recognized in operating expenses	$(11,955)

	Three Months Ended March 31, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$138	$654	$(2,664)

Derivative instruments not designated as hedges:
Gain (losses) recognized in interest expense	$5,189
Gain (losses) recognized in operating expenses	$(1,673)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three months ended March 31, 2015 and 2014.

9.	Other Assets (As Restated)
Other assets were comprised as follows:

	March 31, 2015	December 31, 2014
Upfront fee (a)	$121,250	$125,000
Vehicles (b)	159,613	134,926
Manufacturer subvention payments receivable (a)	101,551	70,213
Accounts receivable	22,166	18,440
Prepaids	36,175	35,906
Derivative assets (Note 8)	27,231	34,876
Other	5,505	6,827
	$473,491	$426,188

(a)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for Chrysler, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

(b)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

10.	Income Taxes (As Restated)
The Company recorded income tax expense of $122,823 (33.6% effective tax rate) and $85,624 (38.4% effective tax rate) during the three months ended March 31, 2015 and 2014, respectively. The decrease in effective tax rate year over year is primarily due to state rate changes due to geographic earnings mix, and laws guiding state apportionment.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At March 31, 2015 and December 31, 2014, the Company had a net receivable from affiliates under the tax sharing agreement of zero and $467, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheets.
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

11.	Commitments and Contingencies (As Restated)
The Company is obligated to make purchase price holdback payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SCUSA also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives (Note 8).
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
In connection with the bulk sale of Chrysler Capital leases (Note 4), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated fair value of this guarantee was $1,992 as of March 31, 2015 (Note 14).
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

12.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Line of credit agreement with Santander - New York Branch (Note 6)	$25,484	$24,874
Line of credit agreement with SHUSA (Note 6)	1,290	363
Letter of credit facility with Santander - New York Branch	—	125
Accrued interest for affiliate lines/letters of credit at March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015	December 31, 2014
Line of credit agreement with Santander - New York Branch (Note 6)	$8,670	$7,750
Line of credit agreement with SHUSA (Note 6)	230	242
Letter of credit facility with Santander - New York Branch	—	128
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $15,865,525 and $16,330,771 at March 31, 2015 and December 31, 2014, respectively (Note 8). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $41,360 and $32,118 at March 31, 2015 and December 31, 2014, respectively. Interest expense on these agreements includes amounts totaling $17,242 and $8,881 for the three months ended March 31, 2015 and 2014, respectively.
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

13.	Computation of Basic and Diluted Earnings per Common Share (As Restated)

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

	Three Months Ended March 31,
	2015	2014
Earnings per common share
Net income	$242,445	$137,443
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	348,955	347,518
Weighted average number of participating restricted common shares outstanding (in thousands)	467	584
Weighted average number of common shares outstanding (in thousands)	349,422	348,102
Earnings per common share	$0.69	$0.39
Earnings per common share - assuming dilution
Net income	$242,445	$137,443
Weighted average number of common shares outstanding (in thousands)	349,422	348,102
Effect of employee stock-based awards (in thousands)	7,232	8,223
Weighted average number of common shares outstanding - assuming dilution (in thousands)	356,654	356,325
Earnings per common share - assuming dilution	$0.68	$0.39

14.	Fair Value of Financial Instruments (As Restated)
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
Fair value estimates, methods, and assumptions are as follows:

		March 31, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$26,952	$26,952	$33,157	$33,157
Receivables held for sale (b)	2	1,042,514	1,102,620	46,586	46,586
Finance receivables held for investment, net (c)	3	24,547,674	26,390,127	23,911,649	25,576,337
Restricted cash (a)	1	2,687,304	2,687,304	1,920,857	1,920,857
Notes payable — credit facilities (d)	3	7,338,550	7,338,550	6,402,327	6,402,327
Notes payable — secured structured financings (e)	2	18,000,121	18,104,855	17,718,974	17,810,062
Notes payable — related party (f)	3	4,375,000	4,375,000	3,690,000	3,690,000

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$9,275	$—	$9,275	$—
Due from affiliates — trading interest rate caps (a)	22,310	—	22,310	—
Due from affiliates — cash flow hedging interest rate swaps (a)	111	—	111	—
Other liabilities — trading options for interest rate caps (a)	9,304	—	9,304	—
Due to affiliates — trading options for interest rate caps (a)	22,310	—	22,310	—
Other liabilities — cash flow hedging interest rate swaps (a)	5,716	—	5,716	—
Due to affiliates — cash flow hedging interest rate swaps (a)	10,810	—	10,810	—
Other liabilities — trading interest rate swaps (a)	3,514	—	3,514	—
Due to affiliates — trading interest rate swaps (a)	11,253	—	11,253	—
Other liabilities — total return swap (b)	1,422	—	1,422	—
Other liabilities — total return settlement (a)	59,588	—	—	59,588
Residual guarantee liability (Note 11)	1,992	—	—	1,992

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,160	—	14,160	—
Due from affiliates — trading interest rate caps (a)	35,602	—	35,602	—
Other assets — cash flow hedging interest rate swaps (a)	2,796	—	2,796	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,823	—	4,823	—
Other assets — trading interest rate swaps (a)	150	—	150	—
Due from affiliates — trading interest rate swaps (a)	385	—	385	—
Other liabilities — trading options for interest rate caps (a)	14,204	—	14,204	—
Due to affiliates — trading options for interest rate caps (a)	35,602	—	35,602	—
Other liabilities — cash flow hedging interest rate swaps (a)	443	—	476	—
Due to affiliates — cash flow hedging interest rate swaps (a)	3,316	—	3,316	—
Other liabilities — trading interest rate swaps (a)	276	—	243	—
Due to affiliates — trading interest rate swaps (a)	12,467	—	12,467	—
Other liabilities — total return swap (b)	1,736	—	1,736	—
Other liabilities — total return settlement (a)	48,893	—	—	48,893

(a)
The valuation is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 8).

(b)	The total return swap is valued based on the estimated market value of the underlying bonds pledged to the associated credit facility.
There were no amounts transferred into or out of Level 3 during the three months ended March 31, 2015 and 2014, respectively. The table below presents the changes in all Level 3 balances for the three months ended March 31, 2015 and 2014, respectively:

Total Return Settlement
Fair value, December 31, 2014	$48,893
Settlements	(1,260)
Losses recognized in earnings	11,955
Fair value, March 31, 2015	$59,588

Total Return Settlement
Fair value, December 31, 2013	$50,385
Settlements	(2,788)
Losses recognized in earnings	1,673
Fair value, March 31, 2014	$49,270
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

16.	Shareholders' Equity
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
Additional legal and regulatory matters affecting the Company's activities are further discussed in Part I, Item 1A - Risk Factors of our 2014 annual report.
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
Recent Developments and Other Factors Affecting Our Results of Operations

Restatement of Previously Issued Financial Statements
As discussed further in Note 2 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the three months ended
March 31, 2015 and 2014. The following discussion has been updated to reflect the effects of the restatement.
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

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three months ended March 31, 2015 and 2014 have been as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollar amounts in thousands)
Retained Originations	As Restated (a)	As Restated (a)
Retail installment contracts	$4,791,581	$4,499,969
Average APR	16.9%	16.0%
Discount	2.9%	2.8%

Personal loans	$166,492	$107,902
Average APR	18.1%	20.8%
Discount	—	—

Receivables from dealers	$—	$14,823
Average APR	—	3.4%
Discount	—	—

Leased vehicles	$1,130,115	$1,211,999

Capital lease receivables	$55,730	$3,046
Total originations retained	$6,143,918	$5,837,739

Sold Originations
Retail installment contracts	$804,144	$1,112,667
Average APR	4.7%	4.5%

Total originations sold	$804,144	$1,112,667

Total SCUSA originations	$6,948,062	$6,950,406

Facilitated Originations
Receivables from dealers	$—	$144,753
Leased vehicles	403,899	245,668
Total originations facilitated for affiliates	$403,899	$390,421

Total originations	$7,351,961	$7,340,827

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Our asset sales for the three months ended March 31, 2015 and 2014 have been as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)
Retail installment contracts	$919,078	$1,685,724
Average APR	4.7%	4.5%

Leased vehicles	$561,334	$—
Total asset sales	$1,480,412	$1,685,724

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Our ending held for investment portfolio, average APR, and remaining unaccreted discount as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Retail installment contracts	$26,194,567	$25,401,461
Average APR	16.6%	16.0%
Discount	3.0%	2.9%

Personal loans	$2,115,496	$2,128,769
Average APR	23.0%	23.1%
Discount	0.1%	0.1%

Receivables from dealers	$102,410	$100,164
Average APR	4.2%	4.3%
Discount	—	—

Leased vehicles	$5,678,043	$5,490,277

Capital leases	$143,627	$91,350

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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
For individually acquired retail installment contracts, personal loans, capital leases, and receivables from dealers, we also establish a credit loss allowance for the estimated losses inherent in the portfolio. We estimate probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions such as unemployment rates. For loans within these portfolios that are classified as TDRs, impairment is measured based on the present value of expected future cash flows discounted at the original effective interest rate.
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

Selected Financial Data

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollar amounts in thousands, except per share data)
Income Statement Data	As Restated (a)	As Restated (a)
Interest on individually acquired retail installment contracts	$1,051,549	$951,371
Interest on purchased receivables portfolios	28,206	68,814
Interest on receivables from dealers	1,310	1,330
Interest on personal loans	111,956	82,008
Interest on finance receivables and loans	1,193,021	1,103,523
Net leased vehicle income	56,763	28,134
Other finance and interest income	7,341	250
Interest expense	148,856	124,446
Net finance and other interest income	1,108,269	1,007,461
Provision for credit losses on individually acquired retail installment contracts	533,014	511,829
Increase (decrease) in impairment related to purchased receivables portfolios	(5,102)	(7,330)
Provision for credit losses on receivables from dealers	456	(55)
Provision for credit losses on personal loans	97,703	62,129
Provision for credit losses on capital leases	5,776	—
Provision for credit losses	631,847	566,573
Profit sharing	13,516	32,161
Other income	150,194	134,461
Operating expenses	247,832	320,121
Income before tax expense	365,268	223,067
Income tax expense	122,823	85,624
Net income	$242,445	$137,443
Share Data
Weighted-average common shares outstanding
Basic	349,421,960	348,101,891
Diluted	356,654,466	356,325,036
Earnings per share
Basic	$0.69	$0.39
Diluted	$0.68	$0.39

Dividends declared per share	$—	$—

Balance Sheet Data
Finance receivables and loans	$24,547,674	$22,369,112
Finance receivables held for sale, net	1,042,514	171,473
Goodwill and intangible assets	110,846	128,447
Total assets	34,581,338	28,956,477
Total borrowings	29,713,671	25,357,313
Total liabilities	30,809,795	25,983,550
Total equity	3,771,543	2,972,927
Allowance for credit losses	3,117,716	2,354,798

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollar amounts in thousands)
Other Information	As Restated (a)	As Restated (a)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$344,056	$310,304
Charge-offs, net of recoveries, on purchased receivables portfolios	(2,550)	23,523
Charge-offs, net of recoveries, on receivables from dealers	—	—
Charge-offs, net of recoveries, on personal loans	93,485	38,289
Charge-offs, net of recoveries, on capital leases	183	—
Total charge-offs, net of recoveries	435,174	372,116
End of period individually acquired retail installment contracts delinquent principal over 60 days	729,274	602,983
End of period personal loans delinquent principal over 60 days	140,636	90,103
End of period delinquent principal over 60 days	913,324	802,133
End of period assets covered by allowance for credit losses	27,868,510	24,156,564
End of period gross individually acquired retail installment contracts held for investment	25,506,977	22,826,639
End of period gross personal loans	2,115,496	1,217,755
End of period gross finance receivables and loans held for investment	28,412,473	25,720,396
End of period gross finance receivables, loans, and leases held for investment	34,234,143	29,071,698
Average gross individually acquired retail installment contracts	25,355,751	22,313,555
Average gross purchased receivables portfolios	765,653	1,761,056
Average Gross receivables from dealers	102,714	129,943
Average Gross personal loans	2,128,655	1,189,570
Average Gross capital leases	116,264	766
Average Gross finance receivables and loans	28,469,037	25,394,890
Average Gross finance receivables, loans, and leases	34,198,183	28,209,671
Average managed assets	44,782,142	33,285,709
Average total assets	33,336,447	27,869,729
Average debt	28,626,060	24,570,719
Average total equity	3,676,631	2,828,298
Ratios
Yield on individually acquired retail installment contracts	16.6%	17.1%
Yield on purchased receivables portfolios	14.7%	15.6%
Yield on receivables from dealers	5.1%	4.1%
Yield on personal loans (1)	21.0%	27.6%
Yield on earning assets (2)	14.7%	16.0%
Cost of debt (3)	2.1%	2.0%
Net interest margin (4)	13.0%	14.3%
Expense ratio (5)	2.2%	3.8%
Return on average assets (6)	2.9%	2.0%
Return on average equity (7)	26.4%	19.4%
Net charge-off ratio on individually acquired retail installment contracts (8)	5.4%	5.6%
Net charge-off ratio on purchased receivables portfolios (8)	(1.3)%	5.3%
Net charge-off ratio on receivables from dealers (8)	—	—
Net charge-off ratio on personal loans (8)	17.6%	12.9%
Net charge-off ratio (8)	6.1%	5.9%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	2.9%	2.6%
Delinquency ratio on personal loans, end of period (9)	6.6%	7.4%
Delinquency ratio on loans held for investment, end of period (9)	3.2%	3.1%
Equity to assets ratio	10.9%	10.3%
Tangible common equity to tangible assets (10)	10.6%	9.9%
Common stock dividend payout ratio (11)	—	—
Allowance ratio (12)	11.2%	9.7%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

(1)	Includes finance and other interest income; excludes fees

(2)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases*

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt*

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases*

(5)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets*

(6)	“Return on average assets” is defined as the ratio of Net income to Average total assets*

(7)	“Return on average equity” is defined as the ratio of Net income to Average total equity*

(8)	“Net charge-off ratio” is defined as the ratio of Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective portfolio*

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

	March 31, 2015	March 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Total equity	$3,771,543	$2,972,927
Deduct: Goodwill and intangibles	110,846	128,447
Tangible common equity	$3,660,697	$2,844,480

Total assets	$34,581,338	$28,956,477
Deduct: Goodwill and intangibles	110,846	128,447
Tangible assets	$34,470,492	$28,828,030

Equity to assets ratio	10.9%	10.3%
Tangible common equity to tangible assets	10.6%	9.9%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses to End of period assets covered by allowance for credit losses
*Ratio is annualized

Results of Operations
This MD&A should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this Report. The following table presents our results of operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Interest on finance receivables and loans	$1,193,021	$1,103,523
Leased vehicle income	231,616	109,469
Other finance and interest income	7,341	250
Total finance and other interest income	1,431,978	1,213,242
Interest expense	148,856	124,446
Leased vehicle expense	174,853	81,335
Net finance and other interest income	1,108,269	1,007,461
Provision for credit losses	631,847	566,573
Net finance and other interest income after provision for credit losses	476,422	440,888
Profit sharing	13,516	32,161
Net finance and other interest income after provision for credit losses and profit sharing	462,906	408,727
Total other income	150,194	134,461
Total operating expenses	247,832	320,121
Income before income taxes	365,268	223,067
Income tax expense	122,823	85,624
Net income	$242,445	$137,443

Net income	$242,445	$137,443
Change in unrealized gains (losses) on cash flow hedges, net of tax	(12,843)	2,088
Comprehensive income	$229,602	$139,531

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 (As Restated)
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,051,549	$951,371	$100,178	11%
Income from purchased receivables portfolios	28,206	68,814	(40,608)	(59)%
Income from receivables from dealers	1,310	1,330	(20)	(2)%
Income from personal loans	111,956	82,008	29,948	37%
Total interest on finance receivables and loans	$1,193,021	$1,103,523	$89,498	8%
Income from individually acquired retail installment contracts increased $100 million, or 11%, from the first quarter of 2014 to the first quarter of 2015, consistent with the growth in the average outstanding balance of our portfolio of these contracts of 14%.
Income from purchased receivables portfolios decreased $41 million, or 59%, from the first quarter of 2014 to the first quarter of 2015, due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.8 billion in the first quarter of 2014 to $0.8 billion in the first quarter of 2015.
Income from personal loans increased $30 million, or 37%, from the first quarter of 2014 to the first quarter of 2015, less than the 79% growth in the average portfolio due to the increasing mix of installment loans, which are higher average credit quality and bear a lower average interest rate than our revolving loans.
Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$231,616	$109,469	$122,147	112%
Leased vehicle expense	174,853	81,335	93,518	115%
Leased vehicle income, net	$56,763	$28,134	$28,629	102%

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

Provision for Credit Losses

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$533,014	$511,829	$21,185	4%
Increase (decrease) in impairment related to purchased receivables portfolios	(5,102)	(7,330)	2,228	(30)%
Provision for credit losses on receivables from dealers	456	(55)	511	(929)%
Provision for credit losses on personal loans	97,703	62,129	35,574	57%
Provision for credit losses on capital leases	5,776	—	5,776
Provision for credit losses	$631,847	$566,573	$65,274	12%
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
Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Investment gains, net	$21,593	$34,752	$(13,159)	(38)%
Servicing fee income	24,803	10,405	14,398	138%
Fees, commissions, and other	103,798	89,304	14,494	16%
Total other income	$150,194	$134,461	$15,733	12%
Average serviced for others portfolio	$10,576,085	$5,070,582	$5,505,503	109%

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
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased from $10 million in the first quarter of 2014 to $25 million in the first quarter of 2015, as we continued to grow our serviced portfolio through asset sales. Our serviced for others portfolio as of each period-end was as follows:

	March 31,
	2015	2014
	(Dollar amounts in thousands)
SBNA dealer loans	$—	$676,856
SBNA retail installment contracts	843,476	1,096,905
SBNA leases	2,328,240	241,878
Total serviced for related parties	3,171,716	2,015,639
Off-balance sheet securitizations	1,936,169	1,681,856
Other third parties	6,112,727	2,533,655
Total serviced for third parties	8,048,896	4,215,511
Total serviced for others	$11,220,612	$6,231,150
Fees, commissions, and other increased $14 million, or 16%, from the first quarter of 2014 to the first quarter of 2015, primarily due to additional fee income as our revolving personal loan portfolio grew. Additionally, we recorded $4 million in deficiency income from the sale of charged off assets in the first quarter of 2015.
Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$100,540	$201,915	$(101,375)	(50)%
Repossession expense	58,826	48,431	10,395	21%
Other operating costs	88,466	69,775	18,691	27%
Total operating expenses	$247,832	$320,121	$(72,289)	(23)%
Total operating expenses decreased $72 million, or 23%, from the first quarter of 2014 to the first quarter of 2015, primarily due to the nonrecurrence of $120 million in stock compensation and other IPO-related expenses recorded upon and in connection with our IPO in January 2014, partly offset by increased headcount and repossession expense as a result of portfolio growth. Even after adjusting for the IPO-related expenses, our expense ratio decreased to 2.2% in the first quarter of 2015 from 2.4% in the first quarter of 2014.
Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$122,823	$85,624	$37,199	43%
Income before income taxes	365,268	223,067	142,201	64%
Effective tax rate	33.6%	38.4%
Our effective tax rate decreased from 38.4% in the first quarter of 2014 to 33.6% in the first quarter of 2015 primarily due to state rate changes due to our geographic earnings mix, and laws guiding state apportionment.
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

	March 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)
Unpaid principal balance	$25,506,977	$102,410	$2,115,496
Credit loss allowance	(2,748,526)	(1,130)	(352,878)
Discount	(791,354)	—	(1,972)
Capitalized origination costs and fees	57,831	—	1,291
Net carrying balance	$22,024,928	$101,280	$1,761,937
Allowance as a percentage of unpaid principal balance	10.8%	1.1%	16.7%
Allowance and discount as a percentage of unpaid principal balance	13.9%	1.1%	16.8%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance	(2,586,685)	(674)	(348,660)
Discount	(749,921)	—	(1,356)
Capitalized origination costs and fees	52,964	—	1,024
Net carrying balance	$21,271,464	$99,490	$1,779,777
Allowance as a percentage of unpaid principal balance	10.5%	0.7%	16.4%
Allowance and discount as a percentage of unpaid principal balance	13.6%	0.7%	16.4%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	As Restated (a)	As Restated (a)
Outstanding balance	$692,656	$853,219
Outstanding recorded investment, net of impairment	$530,920	$679,079

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Retail Installment Contracts - Held for Investment	Personal Loans	Retail Installment Contracts - Held for Investment	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)		As Restated (a)
Principal outstanding at period end	$26,194,567	$2,115,496	$24,393,536	$1,217,755
Average principal outstanding during the period	$25,027,185	$2,128,655	$23,526,596	$1,189,570
Number of receivables outstanding at period end	1,669,192	1,911,867	1,643,188	1,638,066
Average number of receivables outstanding during the period	1,642,281	1,948,335	1,629,618	1,646,182
Number of repossessions (1)	63,526	n/a	56,503	n/a
Number of repossessions as a percent of average number of receivables outstanding (2)	15.5%	n/a	13.9%	n/a
Net losses	$341,506	$93,485	$333,827	$38,289
Net losses as a percent of average principal amount outstanding (2)	5.5%	17.6%	5.7%	12.9%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,542,692	$—	$1,372,876	$—
Bankruptcy-related accounts	122,770	—	125,978	—
Extension of maturity date	88,842	—	99,758	—
Interest rate reduction	105,348	17,261	118,074	17,347
Other	50,378	—	44,825	—
Total modified loans	$1,910,030	$17,261	$1,761,511	$17,347
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)		As Restated (a)
Outstanding recorded investment	$4,404,165	$17,261	$4,044,070	$17,356
Impairment	(1,285,957)	(6,904)	(1,172,149)	(6,939)
Outstanding recorded investment, net of impairment	$3,118,208	$10,357	$2,871,921	$10,417

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	March 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)		As Restated (a)
Principal 31-60 days past due	$792,189	$1,685	$912,555	$1,595
Delinquent principal over 60 days	350,925	5,245	468,272	5,131
Total delinquent TDRs	$1,143,114	$6,930	$1,380,827	$6,726

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

	Three Months Ended March 31,
	2015	2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Net cash provided by operating activities	$1,235,530	$844,592
Net cash used in investing activities	$(3,148,265)	$(2,807,591)
Net cash provided by financing activities	$1,906,530	$2,065,303

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $391 million from the three months ended March 31, 2014 to the three months ended March 31, 2015, primarily driven by the increased profits on our higher asset base in addition to a $266 million Federal tax refund received in the first quarter of 2015.

Net Cash Used in Investing Activities
Net cash used in investing activities increased by $341 million, primarily due to the classification of a higher percentage of our originations as held for investment (as opposed to held for sale, for which originations are classified as an operating cash flow activity).
Net Cash Provided by Financing Activities
Net cash provided by financing activities, which effectively represents net increase in debt, decreased by $159 million, despite similar growth in our portfolio of finance receivables and leases, primarily due to timing. We closed a $202 million loan sale to CBP on the last day of the first quarter in 2014, and the proceeds were not used to pay down the associated warehouse borrowings until April.
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

Risk Management Framework

Our risk management framework is overseen by our board of directors, our BERC, our management risk committees, our executive management team, an independent risk management function, an internal audit function and all of our associates. The BERC, along with our full board of directors, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. Our primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding our risk management framework, please refer to the Risk Management Framework section of our 2014 Annual Report.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2015, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities and monitoring:

•
Management did not effectively execute a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting.

•
The tone at the top was insufficient to ensure there were adequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities and to ensure corrective actions were appropriately prioritized and implemented in a timely manner.

•	There was not adequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP.

•
There was not an adequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or an adequate determination and prioritization of how those risks should be managed.

•	There was not adequate management oversight and identification of models material to financial reporting.

•	There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action.

•
There was a lack of appropriate tone at the top in establishing an effective control owner risk and controls self-assessment process which contributed to a lack of clarity about ownership of risks assessments and control design and effectiveness. There was insufficient governance, oversight and monitoring of the credit loss allowance and accretion processes and a lack of defined roles and responsibilities in monitoring functions.

Application of Effective Interest Method for Accretion

The Company’s policies and controls related to the methodology used for applying the effective interest rate method in accordance with GAAP, specifically as it relates the review of key assumptions over prepayment curves, pool segmentation and presentation in financial statements either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action which contributed to this material weakness.

This resulted in errors in the Company’s application of the effective interest method for accreting discounts, which include discounts upon origination of the loan, subvention payments from manufacturers, and other origination costs on individually acquired retail installment contracts.

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 3 - Finance Receivables and Note 5 - Credit Loss Allowance and Credit Quality.

Methodology to Estimate Credit Loss Allowance

The Company’s policies and controls related to the methodology used for estimating the credit loss allowance in accordance with GAAP, specifically as it relates to the calculation of impairment for troubled debt restructurings (TDRs) separately from the general allowance on loans not classified as TDRs and the consideration of net discounts when estimating the allowance either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action which contributed to this material weakness.

This resulted in errors in the Company’s methodology for determining the credit loss allowance, specifically not calculating impairment for TDRs separately from a general allowance on loans not classified as TDRs and inappropriately omitting the consideration of net discounts when estimating the allowance and recording charge-offs.

This material weakness relates to the following financial statement line items: the credit loss allowance, provision for credit losses, and the related disclosures within Note 3 - Finance Receivables and Note 5 - Credit Loss Allowance and Credit Quality.

Loans Modified as TDRs
The following controls over the identification of TDRs and inputs used to estimate TDR impairment did not operate effectively:

•	Review controls of the TDR footnote disclosures and supporting information did not effectively identify that parameters used to query the loan data were incorrect.

•
A review of inputs used to estimate the expected and present value of cash flows of loans modified in TDRs did not identify errors in types of cash flows included and in the assumed timing and amount of defaults and did not identify that the discount rate was incorrect.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action, as well as ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

As a result, management determined that it had incorrectly identified the population of loans that should be classified as TDRs and, separately, had incorrectly estimated the impairment on these loans due to model input errors.

This material weakness relates to the following financial statement line items: the credit loss allowance and provision for credit losses, specifically for TDR loans, and the related disclosures within Note 3 - Finance Receivables and Note 5 - Credit Loss Allowance and Credit Quality.

Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance

Various deficiencies were identified in the credit loss allowance process related to review, monitoring and approval processes over models and model changes that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over data, inputs and assumptions in models used for estimating credit loss allowance and related model changes were not effective and management did not adequately challenge significant assumptions.

•	Review and approval controls over the development of new models to estimate credit loss allowance and related model changes were ineffective.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

The Company reported a material weakness in control environment relating to inadequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or determination and prioritization of how those risks should be managed and ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

This material weakness relates to the following financial statement line items: the credit loss allowance, provision for credit losses, and the related disclosures within Note 3 - Finance Receivables and Note 5 - Credit Loss Allowance and Credit Quality.

Identification, Governance, and Monitoring of Models Used to Estimate Accretion

Various deficiencies were identified in the accretion process related to review, monitoring and governance processes over models that aggregated to a material weakness. The following controls did not operate effectively:

•	Review controls over data, inputs and assumptions in models used for estimating accretion were not effective and management did not adequately challenge significant assumptions.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

The Company reported a material weakness in control environment relating to inadequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or determination and prioritization of how those risks should be managed and inadequate management oversight and identification of models material to financial reporting as well as ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 3 - Finance Receivables and Note 5 - Credit Loss Allowance and Credit Quality.

Review of New, Unusual or Significant Transactions

Management identified errors in the accounting treatment of certain transactions. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to these transactions in accordance with GAAP did not operate effectively.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

This material weakness relates to various financial statement line items.

Review of Financial Statement Disclosures

Management identified errors relating to financial statement disclosures. Specifically, the Company's controls over both the preparation and review of financial statement disclosures did not operate effectively to ensure complete, accurate, and proper presentation of the financial statement disclosures in accordance with GAAP.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

This material weakness relates to various disclosures in the financial statements.

Remediation Status of Reported Material Weaknesses

We are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses.

The following remediation steps are among the measures currently being implemented by the Company:

•	The Company has begun efforts to hire additional personnel with the requisite skillsets in certain areas important to financial reporting.

•
The Company has established regular working group meetings, with appropriate oversight by management of both the Company and its parent to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•
In conjunction with developing new credit loss allowance models and refining our loss forecasting methodology to be in compliance with GAAP, the Company also is enhancing its accounting documentation relating to credit loss allowance, to demonstrate how the Company’s policies and procedures align with GAAP and produce a repeatable process.

•
Management is also in the process of performing a comprehensive review of current accounting practices to ensure compliance with the Company’s accounting policies and GAAP, and to ensure sufficient specificity in procedures. Additionally, management will implement a recurring review by a team of qualified individuals.

•	Processes to identify, track, and report TDRs, that take into account changes to TDRs and new modification types, were enhanced and are being documented.

•
A formal and comprehensive ongoing performance monitoring plan related to credit loss allowance with specific details around the monitoring activities performed to allow for repeatable and consistent testing is being developed. This plan is intended to be consistent with the Company’s overarching model risk management policy and provide a consistent methodology for measuring performance across all models.

•	Management is ensuring that all models significant to financial reporting are subject to appropriate validation, documentation, and procedures.

•	Model documentation is being developed, or in some cases, enhanced to address model documentation gaps related to credit loss allowance and accretion models.

•
A framework and documentation is being developed to outline model security attributes/procedures for models related to credit loss allowance and models are being placed in an environment where access is restricted to authorized personnel and an audit trail is retained.

•	The Company is enhancing its Material Risk Program and Assessment and documentation.

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter ended March 31, 2015 covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference should be made to Note 11 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for information regarding legal proceedings in which we are involved, which supplements the discussion of legal proceedings set forth in Note 12 to the Condensed Consolidated Financial Statements of our 2014 Annual Report on Form 10-K.

Item 1A.	Risk Factors.

Our 2014 Annual Report includes a detailed discussion of our risk factors in Part I, Item1A “Risk Factors.” The information presented below should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.

Lapses in internal controls including internal control over financial reporting could materially and adversely affect our operations, liquidity and/or reputation.
We have identified control deficiencies in our financial reporting process as of March 31, 2015 that constitute material weaknesses, which contributed to the restatement of the unaudited condensed consolidated financial statements in our previously filed Form 10-Q for the quarter ended March 31, 2015. See Part I, Item 4 in this Form 10-Q/A. We have initiated certain measures, including the enhancement of our model framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q/A.

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
Name: Jason A. Kulas
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason Kulas	President and Chief Executive Officer	October 27, 2016
Jason Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	October 27, 2016
Ismail Dawood	(Principal Financial and Accounting Officer)