Form 10-Q/A
period 2015-06-30
Santander Consumer USA Holdings Inc.
filed 2016-10-27
CIK 1580608

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

EXPLANATORY NOTE

As used in this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2015 (the “Form 10-Q/A”), the terms “Company,” “our,” “us” or “we” refer to Santander Consumer USA Holdings Inc., a Delaware Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2015 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 and to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors primarily related to (i) error in our methodology for estimating credit loss allowance for individually acquired retail installment contracts held for investment, (ii) error related to the lack of consideration of net discount when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment contracts held for investment, (iii) error in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on individually acquired retail installment contracts held for investment, and (iv) error in computing the present value of expected future cash flows whereby the TDRs’ weighted-average original contractual interest rate was utilized rather than the TDRs’ weighted-average original effective interest rate as required by U.S. GAAP. The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the three and six months ended June 30, 2015 and 2014. Further explanation regarding the restatement is set forth in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Line of Credit	A revolving line of credit that finances inventory until sold
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
IPO	SCUSA's Initial Public Offering
ISDA	International Swaps and Derivative Association
LFS	Loss Forecasting Score
MEP	SCUSA's 2011 Management Equity Plan
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
NPWMD	Non-Proliferation of Weapons of Mass Destruction
OCC	Office of the Comptroller of the Currency
Original Filing	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as originally filed with the SEC on August 10, 2015
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer

Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SCRA	Servicemembers Civil Relief Act
SCUSA	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SCUSA, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SCUSA) and Banco Santander, S.A.
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SCUSA
SUBI	Special unit of beneficial interest (in a titling trust used to finance leases)
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SCUSA’s financing transactions
Turn-down	A program where by a lender has the opportunity to review a credit application for approval only after the primary lender or lenders have declined the application
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets	(As Restated-Note 2)	(As Restated-Note 2)
Cash and cash equivalents	$28,886	$33,157
Finance receivables held for sale	1,564,905	46,586
Finance receivables held for investment, net	24,800,991	23,911,649
Restricted cash - $40,506 and $44,805 held for affiliates, respectively	3,086,229	1,920,857
Accrued interest receivable	394,970	364,676
Leased vehicles, net	5,173,666	4,848,593
Furniture and equipment, net of accumulated depreciation of $52,710 and $45,768, respectively	50,786	41,218
Federal, state and other income taxes receivable	234,882	498,300
Related party taxes receivable	—	467
Deferred tax asset	7,344	24,571
Goodwill	74,056	74,056
Intangible assets, net of amortization of $25,185 and $21,990, respectively	36,842	36,882
Due from affiliates	116,725	141,551
Other assets	509,228	426,188
Total assets	$36,079,510	$32,368,751
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$6,012,337	$6,402,327
Notes payable — secured structured financings	20,340,365	17,718,974
Notes payable — related party	4,260,000	3,690,000
Accrued interest payable	21,805	17,432
Accounts payable and accrued expenses	395,990	324,630
Federal, state and other income taxes payable	1,266	735
Deferred tax liabilities, net	558,408	463,127
Due to affiliates	77,752	88,425
Other liabilities	165,824	136,885
Total liabilities	31,833,747	28,842,535
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
357,835,950 and 349,029,766 shares issued and 357,783,809 and 348,977,625 shares outstanding, respectively	3,578	3,490
Additional paid-in capital	1,682,097	1,560,519
Accumulated other comprehensive income (loss), net	(5,726)	3,553
Retained earnings	2,565,814	1,958,654
Total stockholders’ equity	4,245,763	3,526,216
Total liabilities and equity	$36,079,510	$32,368,751

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

	June 30, 2015	December 31, 2014
Assets	(As Restated-Note 2)	(As Restated-Note 2)
Restricted cash	$1,977,229	$1,626,257
Finance receivables held for sale	1,546,393	18,712
Finance receivables held for investment, net	23,036,182	21,992,901
Leased vehicles, net	5,173,666	4,848,593
Various other assets	593,497	555,509
Total assets	$32,326,967	$29,041,972
Liabilities
Notes payable	$31,048,462	$27,822,174
Various other liabilities	80,576	55,795
Total liabilities	$31,129,038	$27,877,969

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(As Restated - Note 2)	(As Restated - Note 2)	(As Restated - Note 2)	(As Restated - Note 2)
Interest on finance receivables and loans	$1,283,651	$1,122,940	$2,476,672	$2,226,463
Leased vehicle income	243,857	148,148	475,473	257,617
Other finance and interest income	6,738	874	14,079	1,124
Total finance and other interest income	1,534,246	1,271,962	2,966,224	2,485,204
Interest expense — Including $42,450, $36,836, $86,466, and $71,079 to affiliates, respectively	150,622	128,314	299,478	252,760
Leased vehicle expense	168,767	113,491	343,620	194,826
Net finance and other interest income	1,214,857	1,030,157	2,323,126	2,037,618
Provision for credit losses	579,379	541,135	1,211,226	1,107,708
Net finance and other interest income after provision for credit losses	635,478	489,022	1,111,900	929,910
Profit sharing	21,501	24,056	35,017	56,217
Net finance and other interest income after provision for credit losses and profit sharing	613,977	464,966	1,076,883	873,693
Investment gains, net — Including zero, $5,576, zero, and $5,576 from affiliates, respectively	89,721	21,564	111,314	56,316
Servicing fee income — Including $3,991, $9,352, $9,015, and $11,576 from affiliates, respectively	28,043	22,099	52,846	32,504
Fees, commissions, and other — Including $3,032, $7,162, $8,881, and $11,072 from affiliates, respectively	96,936	98,221	200,734	187,525
Total other income	214,700	141,884	364,894	276,345
Salary and benefits expense	110,973	93,689	211,513	295,604
Repossession expense	55,470	45,648	114,296	94,079
Other operating costs — Including $5,307, $302, $5,678, and $597 to affiliates, respectively	89,065	73,374	177,531	143,149
Total operating expenses	255,508	212,711	503,340	532,832
Income before income taxes	573,169	394,139	938,437	617,206
Income tax expense	208,454	138,181	331,277	223,805
Net income	$364,715	$255,958	$607,160	$393,401

Net income	$364,715	$255,958	$607,160	$393,401
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of ($2,063), $1,950, $5,559 and $720	3,564	(3,364)	(9,279)	(1,276)
Comprehensive income	$368,279	$252,594	$597,881	$392,125
Net income per common share (basic)	$1.03	$0.73	$1.72	$1.13
Net income per common share (diluted)	$1.02	$0.72	$1.71	$1.11
Dividends declared per common share	$—	$0.15	$—	$0.15
Weighted average common shares (basic)	355,091,818	348,826,897	352,272,552	348,465,666
Weighted average common shares (diluted)	359,193,738	356,381,921	355,932,481	356,008,288

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2014, as restated (Note 2)	346,760	$3,468	$1,409,463	$(2,853)	$1,285,686	$2,695,764
Stock issued in connection with employee incentive compensation plans	2,168	21	18,239	—	—	18,260
Stock-based compensation expense	—	—	122,811	—	—	122,811
Net income, as restated (Note 2)	—	—	—	—	393,401	393,401
Other comprehensive income, net of taxes	—	—	—	(1,276)	—	(1,276)
Dividends declared per common share of $0.15	—	—	—	—	(52,316)	(52,316)
Balance — June 30, 2014, as restated (Note 2)	348,928	$3,489	$1,550,513	$(4,129)	$1,626,771	$3,176,644

Balance — January 1, 2015, as restated (Note 2)	348,978	$3,490	$1,560,519	$3,553	$1,958,654	$3,526,216
Stock issued in connection with employee incentive compensation plans	8,806	88	113,238	—	—	113,326
Stock-based compensation expense	—	—	7,473	—	—	7,473
Tax sharing with affiliate	—	—	867	—	—	867
Net income, as restated (Note 2)	—	—	—	—	607,160	607,160
Other comprehensive loss, net of taxes	—	—	—	(9,279)	—	(9,279)
Balance — June 30, 2015, as restated (Note 2)	357,784	$3,578	$1,682,097	$(5,726)	$2,565,814	$4,245,763

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:	(As Restated - Note 2)	(As Restated - Note 2)
Net income	$607,160	$393,401
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	9,609	(4,955)
Provision for credit losses	1,211,226	1,107,708
Depreciation and amortization	389,346	228,503
Accretion of discount	(153,056)	(217,510)
Originations and purchases of receivables held for sale	(2,238,753)	(2,385,913)
Proceeds from sales of and collections on receivables held for sale	1,694,575	2,376,818
Investment gains, net	(111,314)	(56,316)
Stock-based compensation	7,473	122,811
Deferred tax expense	98,566	19,094
Changes in assets and liabilities:
Accrued interest receivable	(36,004)	(59,825)
Accounts receivable	(7,738)	(11,125)
Federal income tax and other taxes	310,898	438,373
Other assets	(1,587)	(20,961)
Accrued interest payable	4,373	3,017
Other liabilities	45,396	(4,222)
Due to/from affiliates	9,151	(17,580)
Net cash provided by operating activities	1,839,321	1,911,318
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(9,320,752)	(7,899,280)
Collections on finance receivables held for investment	5,227,885	4,632,029
Proceeds from sale of loans held for investment	1,290,304	776,746
Leased vehicles purchased	(2,563,185)	(2,491,092)
Manufacturer incentives received	490,481	499,500
Proceeds from sale of leased vehicles	1,463,580	366,471
Change in revolving personal loans	(128,837)	(87,217)
Purchases of furniture and equipment	(11,583)	(11,543)
Sales of furniture and equipment	310	885
Change in restricted cash	(1,165,372)	(435,946)
Other investing activities	(3,182)	(22,979)
Net cash used in investing activities	(4,720,351)	(4,672,426)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	7,975,856	7,717,856
Payments on notes payable related to secured structured financings	(5,364,799)	(4,526,678)
Proceeds from unsecured notes payable	3,630,000	2,407,533
Payments on unsecured notes payable	(3,060,000)	(2,807,016)
Proceeds from notes payable	13,580,175	12,684,871
Payments on notes payable	(13,970,166)	(12,622,210)
Proceeds from stock option exercises, gross	86,123	14,625
Repurchase of stock - employee tax withholding	(430)	(5,908)
Dividends paid	—	(52,316)
Net cash provided by financing activities	2,876,759	2,810,757
Net increase (decrease) in cash and cash equivalents	(4,271)	49,649
Cash — Beginning of period	33,157	10,531
Cash — End of period	$28,886	$60,180
Noncash investing and financing transactions:
Transfer of retail installment contracts to repossessed vehicles	$828,517	$725,377
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
As of June 30, 2015, the Company was owned approximately 59.0% by SHUSA, a subsidiary of Santander, approximately 31.1% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s then-Chairman and CEO and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (see Note 17).
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
Accounting Policies
There have been no material changes in the Company's accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2014.
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
Subsequent to the issuance of the Company's June 30, 2015 condensed consolidated financial statements, the Company identified errors in its historical financial statements, including for the three and six months ended June 30, 2015 and 2014. Accordingly, the Company has restated the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 to reflect the error corrections, the most significant of which are as follows:

I.	Errors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 31, 2016 (the "Original 10-K"):

•
The Company determined that its historical methodology for estimating its credit loss allowance for individually acquired retail installment contracts held for investment was in error as it did not estimate impairment on troubled debt restructurings (TDRs) separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, the Company determined that it had incorrectly identified the population of loans that should be classified and disclosed as TDRs and, separately, had incorrectly estimated the impairment on these loans, as of each balance sheet dates. The Company has corrected its allowance methodology accordingly, and has determined, based on this corrected methodology, the the credit loss allowance reported on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 was overstated by $110,462 and $56,508, respectively.

•
The Company determined that subvention payments related to leased vehicles were incorrectly classified, within the income statement, as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense. The subvention payments classification errors did not impact net income for any period.

The impact of the corrections of the above errors on the financial statements for the three and six months ended June 30, 2015 and 2014 was disclosed in Part II, Item 9B of the Original 10-K.

II.	Errors identified subsequent to the filing of the Original 10-K:

•
The Company previously used the loans’ original contractual interest rate rather than the original effective rate as the discount rate applied to expected cash flows to determine TDR impairment. ASC 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of individually acquired retail installment contracts accordingly overstated, by $73,321 and $68,642 as of June 30, 2015 and December 31, 2014, respectively, related to this methodology error. This error also caused the provision for credit losses in the condensed consolidated statements of income and comprehensive income to be overstated by $1,402 and understated by $2,476 for the three months ended June 30, 2015 and 2014, respectively, and understated by $4,679 and $3,405 for the six months ended June 30, 2015 and 2014, respectively.

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
The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of each period end balance sheet date:

	June 30, 2015	December 31, 2014
Overstatement of recorded investment	$161,742	$140,215
Overstatement of TDR impairment	(65,053)	(56,320)
Overstatement of finance receivables, net	$96,689	$83,895
Overstatement of finance receivables held sale	$5,511	$(1)
Overstatement of finance receivables held for investment, net	$91,178	$83,896

This error also had the following impacts on the condensed consolidated statements of income and comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest on finance receivable and loans	$45,128	$43,262	$96,045	$80,866
Investment gains (losses), net	(3,053)	39	(3,399)	1,101
Provision for credit losses	(34,755)	(36,425)	(79,852)	(73,238)
	$7,320	$6,876	$12,794	$8,729

•
The Company previously omitted the consideration of net unaccreted discounts when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment loans held for investment under ASC 450-20. Accordingly, management has determined that the omission of consideration of net unaccreted discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of individually acquired retail installment contracts accordingly understated, by $99,829 and $95,465 as of June 30, 2015 and December 31, 2014, respectively, related to this methodology error. This error also caused the provision for credit losses in the condensed consolidated statements of income and comprehensive income to be overstated by $537 and $7,270 for the three months ended June 30, 2015 and 2014, respectively, and $4,362 and $22,410 for the six months ended June 30, 2015 and 2014, respectively.
In addition to the restatement of the Company's condensed consolidated financial statements, certain information within the following notes to the condensed consolidated financial statement has been restated to reflect the corrections of errors discussed above as well as other, less significant errors and/or to add disclosure language, as appropriate.

•	Note 3. Finance Receivables

•	Note 4. Leases

•	Note 5. Credit Loss Allowance and Credit Quality

•	Note 7. Variable Interest Entities

•	Note 8. Derivative Financial Instruments

•	Note 9. Other Assets

•	Note 10. Income Taxes

•	Note 11. Commitments and Contingencies

•	Note 13. Computation of Basic and Diluted Earnings per Common Share

•	Note 14. Fair Value of Financial Instruments

The following table summarizes the impacts of the corrections on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for sale, net	$1,570,416	$—	$1,570,416	$(5,511)	$1,564,905
Finance receivables held for investment, net	24,778,311	110,462	24,888,773	(87,782)	24,800,991
Leased vehicles, net	5,189,904	—	5,189,904	(16,238)	5,173,666
Federal, state and other income taxes receivable	234,944	—	234,944	(62)	234,882
Deferred tax asset	5,152	(4,087)	1,065	6,279	7,344
Intangible assets, net	53,642	—	53,642	(16,800)	36,842
Due from affiliates	86,268	—	86,268	30,457	116,725
Other assets	486,355	—	486,355	22,873	509,228
Total assets	36,039,919	106,375	36,146,294	(66,784)	36,079,510
Federal, state and other income taxes payable	1,268	—	1,268	(2)	1,266
Deferred tax liabilities, net	556,013	37,237	593,250	(34,842)	558,408
Due to affiliates	47,295	—	47,295	30,457	77,752
Other liabilities	159,396	—	159,396	6,428	165,824
Total liabilities	31,794,469	37,237	31,831,706	2,041	31,833,747
Retained earnings	2,565,501	69,138	2,634,639	(68,825)	2,565,814
Total stockholders’ equity	4,245,450	69,138	4,314,588	(68,825)	4,245,763
Total liabilities and equity	36,039,919	106,375	36,146,294	(66,784)	36,079,510
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 issued on August 10, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for sale, net	$46,585	$—	$46,585	$1	$46,586
Finance receivables held for investment, net	23,915,551	56,508	23,972,059	(60,410)	23,911,649
Leased vehicles, net	4,862,783	—	4,862,783	(14,190)	4,848,593
Federal, state and other income taxes receivable	502,035	—	502,035	(3,735)	498,300
Related party taxes receivable	459	—	459	8	467
Deferred tax asset	21,244	(2,164)	19,080	5,491	24,571
Intangible assets, net	53,682	—	53,682	(16,800)	36,882
Due from affiliates	102,457	—	102,457	39,094	141,551
Other assets	403,416	—	403,416	22,772	426,188
Total assets	32,342,176	54,344	32,396,520	(27,769)	32,368,751
Accounts payable and accrued expenses	315,130	—	315,130	9,500	324,630
Federal, state and other income taxes payable	319	—	319	416	735
Deferred tax liabilities, net	492,303	19,021	511,324	(48,197)	463,127
Due to affiliates	48,688	—	48,688	39,737	88,425
Other liabilities	98,654	—	98,654	38,231	136,885
Total liabilities	28,783,827	19,021	28,802,848	39,687	28,842,535
Retained earnings	1,990,787	35,323	2,026,110	(67,456)	1,958,654
Total stockholders’ equity	3,558,349	35,323	3,593,672	(67,456)	3,526,216
Total liabilities and equity	32,342,176	54,344	32,396,520	(27,769)	32,368,751
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)     Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on the Company's assets and liabilities related to VIEs included in the condensed consolidated financial statements as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for investment, net	$23,012,380	$199,772	$23,212,152	$(175,970)	$23,036,182
Leased vehicles, net	5,189,904	—	5,189,904	(16,238)	5,173,666
Various other assets	586,420	—	586,420	7,077	593,497
Various other liabilities	8,980	—	8,980	71,596	80,576
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 issued on August 10, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for investment, net	$21,366,121	$66,163	$21,432,284	$560,617	$21,992,901
Leased vehicles, net	4,862,783	—	4,862,783	(14,190)	4,848,593
Various other assets	1,283,280	—	1,283,280	(727,771)	555,509
Notes payable	27,796,999	—	27,796,999	25,175	27,822,174
Various other liabilities	—	—	—	55,795	55,795
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)     Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$1,321,245	$—	$1,321,245	$(37,594)	$1,283,651
Leased vehicle income	355,137	(111,280)	243,857	—	243,857
Total finance and other interest income	1,683,120	(111,280)	1,571,840	(37,594)	1,534,246
Leased vehicle expense	281,118	(111,280)	169,838	(1,071)	168,767
Net finance and other interest income	1,251,380	—	1,251,380	(36,523)	1,214,857
Provision for credit losses	738,735	(122,660)	616,075	(36,696)	579,379
Net finance and other interest income after provision for credit losses	512,645	122,660	635,305	173	635,478
Net finance and other interest income after provision for credit losses and profit sharing	491,144	122,660	613,804	173	613,977
Investment gains (losses), net	86,667	—	86,667	3,054	89,721
Fees, commissions, and other	94,268	—	94,268	2,668	96,936
Total other income (loss)	208,978	—	208,978	5,722	214,700
Other operating costs	86,985	—	86,985	2,080	89,065
Total operating expenses	253,428	—	253,428	2,080	255,508
Income before income taxes	446,694	122,660	569,354	3,815	573,169
Income tax expense	161,230	45,877	207,107	1,347	208,454
Net income	$285,464	$76,783	$362,247	$2,468	$364,715

Net income	$285,464	$76,783	$362,247	$2,468	$364,715
Comprehensive income	$289,028	$76,783	$365,811	$2,468	$368,279
Net income per common share (basic)	$0.80	$0.22	$1.02	$0.01	$1.03
Net income per common share (diluted)	$0.79	$0.22	$1.01	$0.01	$1.02

	Six Months Ended June 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$2,551,247	$—	$2,551,247	$(74,575)	$2,476,672
Leased vehicle income	688,083	(212,610)	475,473	—	475,473
Total finance and other interest income	3,253,409	(212,610)	3,040,799	(74,575)	2,966,224
Leased vehicle expense	554,182	(212,610)	341,572	2,048	343,620
Net finance and other interest income	2,399,749	—	2,399,749	(76,623)	2,323,126
Provision for credit losses	1,344,716	(53,954)	1,290,762	(79,536)	1,211,226
Net finance and other interest income after provision for credit losses	1,055,033	53,954	1,108,987	2,913	1,111,900
Net finance and other interest income after provision for credit losses and profit sharing	1,020,016	53,954	1,073,970	2,913	1,076,883
Investment gains (losses), net	107,914	—	107,914	3,400	111,314
Fees, commissions, and other	195,401	—	195,401	5,333	200,734
Total other income (loss)	356,161	—	356,161	8,733	364,894
Other operating costs	172,998	—	172,998	4,533	177,531
Total operating expenses	498,807	—	498,807	4,533	503,340
Income before income taxes	877,370	53,954	931,324	7,113	938,437
Income tax expense	302,656	20,139	322,795	8,482	331,277
Net income	$574,714	$33,815	$608,529	$(1,369)	$607,160

Net income	$574,714	$33,815	$608,529	$(1,369)	$607,160
Comprehensive income	$565,435	$33,815	$599,250	$(1,369)	$597,881
Net income per common share (basic)	$1.63	$0.10	$1.73	$(0.01)	$1.72
Net income per common share (diluted)	$1.61	$0.10	$1.71	$—	$1.71
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 issued on August 10, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$1,163,448	$—	$1,163,448	$(40,508)	$1,122,940
Leased vehicle income	218,938	(58,626)	160,312	(12,164)	148,148
Total finance and other interest income	1,383,260	(58,626)	1,324,634	(52,672)	1,271,962
Leased vehicle expense	179,135	(58,626)	120,509	(7,018)	113,491
Net finance and other interest income	1,075,811	—	1,075,811	(45,654)	1,030,157
Provision for credit losses	589,136	(40,108)	549,028	(7,893)	541,135
Net finance and other interest income after provision for credit losses	486,675	40,108	526,783	(37,761)	489,022
Net finance and other interest income after provision for credit losses and profit sharing	462,619	40,108	502,727	(37,761)	464,966
Investment gains (losses), net	21,602	—	21,602	(38)	21,564
Fees, commissions, and other	95,030	—	95,030	3,191	98,221
Total other income (loss)	138,731	—	138,731	3,153	141,884
Other operating costs	71,889	—	71,889	1,485	73,374
Total operating expenses	211,226	—	211,226	1,485	212,711
Income before income taxes	390,124	40,108	430,232	(36,093)	394,139
Income tax expense	143,643	14,736	158,379	(20,198)	138,181
Net income	$246,481	$25,372	$271,853	$(15,895)	$255,958

Net income	$246,481	$25,372	$271,853	$(15,895)	$255,958
Comprehensive income	$243,117	$25,372	$268,489	$(15,895)	$252,594
Net income per common share (basic)	$0.71	$0.07	$0.78	$(0.05)	$0.73
Net income per common share (diluted)	$0.69	$0.07	$0.76	$(0.04)	$0.72

	Six Months Ended June 30, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$2,303,777	$—	$2,303,777	$(77,314)	$2,226,463
Leased vehicle income	366,061	(99,541)	266,520	(8,903)	257,617
Total finance and other interest income	2,670,962	(99,541)	2,571,421	(86,217)	2,485,204
Leased vehicle expense	299,204	(99,541)	199,663	(4,837)	194,826
Net finance and other interest income	2,118,998	—	2,118,998	(81,380)	2,037,618
Provision for credit losses	1,287,730	(133,982)	1,153,748	(46,040)	1,107,708
Net finance and other interest income after provision for credit losses	831,268	133,982	965,250	(35,340)	929,910
Net finance and other interest income after provision for credit losses and profit sharing	775,051	133,982	909,033	(35,340)	873,693
Investment gains (losses), net	57,416	—	57,416	(1,100)	56,316
Fees, commissions, and other	184,334	—	184,334	3,191	187,525
Total other income (loss)	274,254	—	274,254	2,091	276,345
Other operating costs	139,991	—	139,991	3,158	143,149
Total operating expenses	529,674	—	529,674	3,158	532,832
Income before income taxes	519,631	133,982	653,613	(36,407)	617,206
Income tax expense	191,684	49,247	240,931	(17,126)	223,805
Net income	$327,947	$84,735	$412,682	$(19,281)	$393,401

Net income	$327,947	$84,735	$412,682	$(19,281)	$393,401
Comprehensive income	$326,671	$84,735	$411,406	$(19,281)	$392,125
Net income per common share (basic)	$0.94	$0.24	$1.18	$(0.05)	$1.13
Net income per common share (diluted)	$0.92	$0.24	$1.16	$(0.05)	$1.11
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended June 30, 2014 issued on August 7, 2014.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of equity for the six months ended June 30, 2015 and 2014:

	Retained Earnings
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2015	$1,990,787	$35,323	$2,026,110	$(67,456)	$1,958,654
Net income	574,714	33,815	608,529	(1,369)	607,160
Balance - June 30, 2015	2,565,501	69,138	2,634,639	(68,825)	2,565,814

	Total Stockholders’ Equity
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2015	$3,558,349	$35,323	$3,593,672	$(67,456)	$3,526,216
Net income	574,714	33,815	608,529	(1,369)	607,160
Balance - June 30, 2015	4,245,450	69,138	4,314,588	(68,825)	4,245,763
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 issued on August 10, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Retained Earnings
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2014	$1,276,754	$77,435	$1,354,189	$(68,503)	$1,285,686
Net income	327,947	84,735	412,682	(19,281)	393,401
Balance - June 30, 2014	1,552,385	162,170	1,714,555	(87,784)	1,626,771

	Total Stockholders’ Equity
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2014	$2,686,832	$77,435	$2,764,267	$(68,503)	$2,695,764
Net income	327,947	84,735	412,682	(19,281)	393,401
Balance - June 30, 2014	3,102,258	162,170	3,264,428	(87,784)	3,176,644
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended June 30, 2014 issued on August 7, 2014.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Cash flows from operating activities:
Net income	$574,714	$33,815	$608,529	$(1,369)	$607,160
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(4,424)	—	(4,424)	14,033	9,609
Provision for credit losses	1,344,716	(53,954)	1,290,762	(79,536)	1,211,226
Depreciation and amortization	606,397	(212,610)	393,787	(4,441)	389,346
Accretion of discount	(485,192)	212,610	(272,582)	119,526	(153,056)
Investment gains, net	(107,914)	—	(107,914)	(3,400)	(111,314)
Deferred tax expense (benefit)	65,863	20,139	86,002	12,564	98,566
Changes in assets and liabilities:
Federal income tax and other taxes	314,980	—	314,980	(4,082)	310,898
Other assets	7,179	—	7,179	(8,766)	(1,587)
Other liabilities	104,349	—	104,349	(58,953)	45,396
Due to/from affiliates	(3,341)	—	(3,341)	12,492	9,151
Net cash provided by operating activities	1,841,253	—	1,841,253	(1,932)	1,839,321
Cash flows from investing activities:
Proceeds from sale of leased vehicles	1,460,792	—	1,460,792	2,788	1,463,580
Net cash used in investing activities	(4,723,139)	—	(4,723,139)	2,788	(4,720,351)
Cash flows from financing activities:
Proceeds from unsecured notes payable	3,905,000	—	3,905,000	(275,000)	3,630,000
Payments on unsecured notes payable	(3,335,000)	—	(3,335,000)	275,000	(3,060,000)
Proceeds from notes payable	13,305,175	—	13,305,175	275,000	13,580,175
Payments on notes payable	(13,695,166)	—	(13,695,166)	(275,000)	(13,970,166)
Cash collateral paid on derivatives	856	—	856	(856)	—
Net cash provided by financing activities	2,877,615	—	2,877,615	(856)	2,876,759
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 issued on August 10, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Six Months Ended June 30, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Cash flows from operating activities:
Net income	$327,947	$84,735	$412,682	$(19,281)	$393,401
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(8,112)	—	(8,112)	3,157	(4,955)
Provision for credit losses	1,287,730	(133,982)	1,153,748	(46,040)	1,107,708
Depreciation and amortization	335,902	(99,541)	236,361	(7,858)	228,503
Accretion of discount	(403,654)	99,541	(304,113)	86,603	(217,510)
Investment gains, net	(57,416)	—	(57,416)	1,100	(56,316)
Deferred tax expense (benefit)	(13,027)	49,247	36,220	(17,126)	19,094
Changes in assets and liabilities:
Other assets	(21,774)	—	(21,774)	813	(20,961)
Other liabilities	(899)	—	(899)	(3,323)	(4,222)
Due to/from affiliates	(22,036)	—	(22,036)	4,456	(17,580)
Net cash provided by operating activities	1,908,817	—	1,908,817	2,501	1,911,318
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(7,896,090)	—	(7,896,090)	(3,190)	(7,899,280)
Change in restricted cash	(444,333)	—	(444,333)	8,387	(435,946)
Net cash used in investing activities	(4,677,623)	—	(4,677,623)	5,197	(4,672,426)
Cash flows from financing activities:
Cash collateral paid on derivatives	(6,569)	—	(6,569)	6,569	—
Net cash provided by financing activities	2,804,188	—	2,804,188	6,569	2,810,757
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended June 30, 2014 issued on August 7, 2014.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

3.	Finance Receivables (As Restated)
Finance receivables held for investment includes individually acquired retail installment contracts and loans, purchased receivables portfolios, and capital leases (see Note 4). The Company's portfolio of individually acquired retail installment contracts and loans held for investment was comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$26,027,676	$91,612	$2,261,726
Credit loss allowance (Note 5)	(2,927,624)	(968)	(384,735)
Discount	(796,658)	—	(2,012)
Capitalized origination costs and fees	58,544	—	1,488
Net carrying balance	$22,361,938	$90,644	$1,876,467

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 5)	(2,586,685)	(674)	(348,660)
Discount	(749,921)	—	(1,356)
Capitalized origination costs and fees	52,964	—	1,024
Net carrying balance	$21,271,464	$99,490	$1,779,777

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Outstanding balance	$517,451	$853,219
Outstanding recorded investment, net of impairment	$361,360	$679,079

As of June 30, 2015, retail installment contracts held for sale and receivables from dealers held for sale totaled $1,563,893 and $1,012, respectively. As of December 31, 2014, retail installment contracts and receivables from dealers held for sale totaled $45,425 and $1,161, respectively. Sales of retail installment contracts for the three and six months ended June 30, 2015 included principal balance amounts of $2,016,675 and $2,935,753, respectively. Sales of retail installment contracts for the three and six months ended June 30, 2014 included principal balance amounts of $1,384,174 and $3,069,898, respectively. The Company retains servicing of sold retail installment contracts and was servicing $8,583,906 and $7,372,884 as of June 30, 2015 and December 31, 2014, respectively, of contracts sold to unrelated third parties. Proceeds from sales of charged-off assets for the three and six months ended June 30, 2015 were $65,587 and $103,963, respectively. Proceeds from sales of charged-off assets for the three and six months ended June 30, 2014 were zero and $1,687, respectively.
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
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance — beginning of period	$247,944	$367,180	$268,927	$407,490
Accretion of accretable yield	(21,474)	(52,395)	(49,680)	(121,209)
Reclassifications from (to) nonaccretable difference	57,990	(4,954)	65,213	23,550
Balance — end of period	$284,460	$309,831	$284,460	$309,831
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
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Leased vehicles	$6,892,524	$6,306,277
Less: accumulated depreciation	(1,050,478)	(816,000)
Depreciated net capitalized cost	5,842,046	5,490,277
Manufacturer subvention payments	(678,861)	(646,232)
Origination fees and other costs	10,481	4,548
Net book value	$5,173,666	$4,848,593
During the three and six months ended June 30, 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of $755,624 and $1,316,958, respectively, and a net book value of $666,252 and $1,155,171, respectively, to a third party. The bulk sales agreements included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (see Note 11). SCUSA retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, these sales generated large taxable gains that the Company has deferred through a qualified like-kind exchange program. In order to qualify for this deferral, the proceeds from the sales (along with the proceeds from recent lease terminations for which the Company also intends to defer the taxable gain) are held in a qualified exchange account, which is classified as restricted cash, until reinvested in new lease originations.

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
The activity in the credit loss allowance for individually acquired loans for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,748,526	$1,130	$352,878	$2,150,573	$1,035	$203,190
Provision for credit losses	454,467	(162)	121,118	446,299	(112)	103,138
Charge-offs	(803,763)	—	(97,218)	(670,344)	—	(66,966)
Recoveries	528,394	—	7,957	397,638	—	6,518
Transfers to held-for-sale	—	—	—	—	—	—
Balance — end of period	$2,927,624	$968	$384,735	$2,324,166	$923	$245,880

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,586,685	$674	$348,660	$1,949,048	$1,090	$179,350
Provision for credit losses	987,481	294	218,821	958,128	(167)	165,267
Charge-offs	(1,691,155)	—	(196,908)	(1,388,425)	—	(107,914)
Recoveries	1,071,730	—	14,162	805,415	—	9,177
Transfers to held for sale	(27,117)	—	—	—	—	—
Balance — end of period	$2,927,624	$968	$384,735	$2,324,166	$923	$245,880

The impairment activity related to purchased receivables portfolios for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance — beginning of period	$181,024	$202,878	$186,126	$210,208
Incremental provisions for purchased receivables portfolios	—	1,106	300	17,508
Incremental reversal of provisions for purchased receivables portfolios	(4,270)	(9,296)	(9,672)	(33,028)
Balance — end of period	$176,754	$194,688	$176,754	$194,688
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
As discussed in Note 3, the Company has $955,225 of fleet retail installment contracts with commercial borrowers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of June 30, 2015, $1,010 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.

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
The table below presents the Company’s TDRs as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment	$4,439,192	$18,286	$4,044,070	$17,356
Impairment	(1,392,917)	(7,315)	(1,172,149)	(6,939)
Outstanding recorded investment, net of impairment	$3,046,275	$10,971	$2,871,921	$10,417

A summary of the Company’s delinquent TDRs at June 30, 2015 and December 31, 2014, is as follows:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Principal, 31-60 days past due	$832,189	$1,608	$912,555	$1,595
Delinquent principal over 60 days	408,436	4,515	468,272	5,131
Total delinquent TDR principal	$1,240,625	$6,123	$1,380,827	$6,726

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

	Three Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,421,679	$17,774	$2,851,879	$14,570
Interest income recognized	$149,915	$629	$116,198	$391

	Six Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,295,809	$17,634	$2,733,537	$12,510
Interest income recognized	$331,325	$1,218	$231,437	$720

The following table summarizes the financial effects of TDRs that occurred during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$927,804	$4,384	$609,233	$4,637
Outstanding recorded investment after TDR	$933,655	$4,364	$614,745	$4,573
Number of contracts	53,850	3,671	36,684	4,116

	Six Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$1,761,327	$9,778	$1,114,320	$6,748
Outstanding recorded investment after TDR	$1,775,036	$9,720	$1,125,289	$6,667
Number of contracts	102,742	8,139	68,637	6,135

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

	Three Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$171,855	$1,790	$97,910	(a)
Number of contracts	9,996	1,603	6,211	(a)

	Six Months Ended
	June 30, 2015		June 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$353,268	$3,201	$202,054	(a)
Number of contracts	20,737	3,014	12,970	(a)

(a)	Subsequent defaults on personal loan TDRs were insignificant for the three and six months ended June 30, 2014.

6.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$343,021	$500,000	1.17%	$515,668	$—
Warehouse line (a)	Various	794,139	1,249,670	1.31%	1,180,412	31,154
Warehouse line (b)	June 2016	1,612,229	4,300,000	1.13%	2,351,770	61,775
Warehouse line	December 2016	1,230,177	2,500,000	1.17%	1,812,763	48,238
Warehouse line (c)	July 2015	—	500,000	—	—	—
Warehouse line (d)	September 2015	101,480	200,000	2.52%	160,197	3,249
Repurchase facility (e)	December 2015	876,605	876,605	1.76%	—	41,369
Warehouse line	March 2017	588,599	750,000	0.94%	885,384	15,324
Warehouse line (f)	November 2016	175,000	175,000	1.74%	—	6,625
Warehouse line (d)	October 2016	41,087	250,000	4.60%	63,529	2,635
Warehouse line (f)	November 2016	250,000	250,000	1.73%	—	1,486
Total facilities with third parties		6,012,337	11,551,275		6,969,723	211,855
Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.49%	—	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.40%	—	—
Line of credit	December 2018	1,710,000	1,750,000	2.82%	—	—
Line of credit	March 2017	300,000	300,000	1.74%	—	—
Total facilities with Santander and related subsidiaries		4,260,000	4,800,000		—	—
Total revolving credit facilities		$10,272,337	$16,351,275		$6,969,723	$211,855

(a)	Half of the outstanding balance on this facility matures in March 2016 and half matures in March 2017.

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

A summary of the cash flows received from consolidated securitization trusts during the three and six months ended June 30, 2015 and 2014, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Assets securitized	$6,085,282	$5,758,620	$10,067,137	$9,074,868

Net proceeds from new securitizations (a)	$4,918,906	$4,983,763	$7,975,856	$7,717,856
Cash received for servicing fees (b)	173,641	154,521	335,603	301,353
Net distributions from Trusts (b)	616,342	540,751	1,072,395	958,872
Total cash received from Trusts	$5,708,889	$5,679,035	$9,383,854	$8,978,081

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.

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

A summary of the cash flows received from off-balance sheet securitization trusts during the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Receivables securitized	$768,561	$—	$768,561	$774,183

Net proceeds from new securitizations	$785,983	$—	$785,983	$765,327
Cash received for servicing fees	6,319	4,184	11,623	6,972
Total cash received from securitization trusts	$792,302	$4,184	$797,606	$772,299

8.	Derivative Financial Instruments (As Restated)
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
The underlying notional amounts and aggregate fair values of these agreements at June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$8,895,000	$(11,080)	$8,020,000	$3,827
Interest rate swap agreements not designated as hedges	3,128,000	(9,322)	3,206,000	(12,175)
Interest rate cap agreements	8,002,020	29,423	7,541,385	49,762
Options for interest rate cap agreements	8,002,020	(29,446)	7,541,385	(49,806)
Total return swap	—	—	250,594	(1,736)
Total return settlement	1,404,726	(59,065)	1,404,726	(48,893)

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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2015 and December 31, 2014:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015
Interest rate swaps - Santander & affiliates	$910	$—	$910	$—	$—	$910
Interest rate swaps - third party	1,211	—	1,211	—	—	1,211
Interest rate caps - Santander & affiliates	19,049	—	19,049	—	—	19,049
Interest rate caps - third party	10,373	—	10,373	—	—	10,373
Total derivatives subject to a master netting arrangement or similar arrangement	31,543	—	31,543	—	—	31,543
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$31,543	$—	$31,543	$—	$—	$31,543
Total financial assets	$31,543	$—	$31,543	$—	$—	$31,543

December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946	—	—	2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2015
Interest rate swaps - Santander & affiliates	$17,124	$—	$17,124	$—	$(11,408)	$5,716
Interest rate swaps - third party	5,398	—	5,398	—	(5,398)	—
Back to back - Santander & affiliates	19,049	—	19,049	—	(19,049)	—
Back to back - third party	10,397	—	10,397	—	(10,397)	—
Total derivatives subject to a master netting arrangement or similar arrangement	51,968	—	51,968	—	(46,252)	5,716
Total return swap	—	—	—	—	—	—
Total return settlement	59,065	—	59,065	—	—	59,065
Total derivatives not subject to a master netting arrangement or similar arrangement	59,065	—	59,065	—	—	59,065
Total derivative liabilities	$111,033	$—	$111,033	$—	$(46,252)	$64,781
Total financial liabilities	$111,033	$—	$111,033	$—	$(46,252)	$64,781

December 31, 2014
Interest rate swaps - Santander & affiliates	$15,783	$—	$15,783	$—	$(4,308)	$11,475
Interest rate swaps - third party	719	—	719	—	(191)	528
Back to back - Santander & affiliates	35,602	—	35,602	—	(35,602)	—
Back to back - third party	14,204	—	14,204	—	(14,204)	—
Total derivatives subject to a master netting arrangement or similar arrangement	66,308	—	66,308	—	(54,305)	12,003
Total return swap	1,736	—	1,736	—	(1,736)	—
Total return settlement	48,893	—	48,893	—	—	48,893
Total derivatives not subject to a master netting arrangement or similar arrangement	50,629	—	50,629	—	(1,736)	48,893
Total derivative liabilities	$116,937	$—	$116,937	$—	$(56,041)	$60,896
Total financial liabilities	$116,937	$—	$116,937	$—	$(56,041)	$60,896

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(5,640)	$(11,266)	$(47)	$(7,246)	$(1,931)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$6,852			$3,199
Gains (losses) recognized in operating expenses	$(2,078)			$(1,484)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(37,176)	$(22,337)	$91	$(6,592)	$(4,595)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$4,423			$8,388
Gains (losses) recognized in operating expenses	$(14,033)			$(3,157)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three and six months ended June 30, 2015 and 2014.

9.	Other Assets (As Restated)
Other assets were comprised as follows:

	June 30, 2015	December 31, 2014
Upfront fee (a)	$117,500	$125,000
Vehicles (b)	177,226	134,926
Manufacturer subvention payments receivable (a)	116,480	70,213
Accounts receivable	26,178	18,440
Prepaids	34,768	35,906
Derivative assets (Note 8)	29,597	34,876
Other	7,479	6,827
	$509,228	$426,188

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
The Company recorded income tax expense of $208,454 (36.4% effective tax rate) and $331,277 (35.3% effective tax rate) during the three and six months ended June 30, 2015, respectively. The Company recorded income tax expense of $138,181 (35.1% effective tax rate) and $223,805 (36.3% effective tax rate) during the three and six months ended June 30, 2014, respectively. The decrease in effective tax rate year over year is primarily due to state rate changes due to geographic earnings mix, and laws guiding state apportionment.
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
In connection with the bulk sales of Chrysler Capital leases (Note 4), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability was $5,154, net, as of June 30, 2015.
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
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and six months ended June 30, 2015 and 2014, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Line of credit agreement with Santander - New York Branch (Note 6)	$26,151	$22,709	$51,635	$47,583
Line of credit agreement with SHUSA (Note 6)	1,313	1,299	2,603	1,662
Letter of credit facility with Santander - New York Branch	—	126	—	251
Accrued interest for affiliate lines/letters of credit at June 30, 2015 and December 31, 2014, was as follows:

	June 30, 2015	December 31, 2014
Line of credit agreement with Santander - New York Branch (Note 6)	$7,676	$7,750
Line of credit agreement with SHUSA (Note 6)	232	242
Letter of credit facility with Santander - New York Branch	—	128
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $16,301,039 and $16,330,771 at June 30, 2015 and December 31, 2014, respectively (Note 8). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $39,656 and $32,118 at June 30, 2015 and December 31, 2014, respectively. Interest expense on these agreements includes amounts totaling $14,986 and $12,702 for the three months ended June 30, 2015 and 2014, respectively, and $32,228 and $21,583 for the six months ended June 30, 2015 and 2014, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per common share
Net income	$364,715	$255,958	$607,160	$393,401
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	354,625	348,243	351,806	347,882
Weighted average number of participating restricted common shares outstanding (in thousands)	467	584	467	584
Weighted average number of common shares outstanding (in thousands)	355,092	348,827	352,273	348,466
Earnings per common share	$1.03	$0.73	$1.72	$1.13
Earnings per common share - assuming dilution
Net income	$364,715	$255,958	$607,160	$393,401
Weighted average number of common shares outstanding (in thousands)	355,092	348,827	352,273	348,466
Effect of employee stock-based awards (in thousands)	4,102	7,555	3,659	7,542
Weighted average number of common shares outstanding - assuming dilution (in thousands)	359,194	356,382	355,932	356,008
Earnings per common share - assuming dilution	$1.02	$0.72	$1.71	$1.11

14.	Fair Value of Financial Instruments (As Restated)
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
Fair value estimates, methods, and assumptions are as follows:

		June 30, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$28,886	$28,886	$33,157	$33,157
Receivables held for sale (b)	2	1,564,905	1,583,832	46,586	46,586
Finance receivables held for investment, net (c)	3	24,800,991	26,811,953	23,911,649	25,576,337
Restricted cash (a)	1	3,086,229	3,086,229	1,920,857	1,920,857
Notes payable — credit facilities (d)	3	6,012,337	6,012,337	6,402,327	6,402,327
Notes payable — secured structured financings (e)	2	20,340,365	20,449,462	17,718,974	17,810,062
Notes payable — related party (f)	3	4,260,000	4,260,000	3,690,000	3,690,000

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$10,373	$—	$10,373	$—
Due from affiliates — trading interest rate caps (a)	19,049	—	19,049	—
Other assets — cash flow hedging interest rate swaps (a)	1,211	—	1,211	—
Due from affiliates — cash flow hedging interest rate swaps (a)	113	—	113	—
Due from affiliates — trading interest rate swaps (a)	797	—	797	—
Due from affiliates — treasury bills	30,991	30,991	—	—
Other liabilities — trading options for interest rate caps (a)	10,397	—	10,397	—
Due to affiliates — trading options for interest rate caps (a)	19,049	—	19,049	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,135	—	3,135	—
Due to affiliates — cash flow hedging interest rate swaps (a)	9,270	—	9,270	—
Other liabilities — trading interest rate swaps (a)	2,263	—	2,263	—
Due to affiliates — trading interest rate swaps (a)	7,854	—	7,854	—
Other liabilities —total return settlement (a)	59,065	—	—	59,065

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,160	$—	$14,160	$—
Due from affiliates — trading interest rate caps (a)	35,602	—	35,602	—
Other assets — cash flow hedging interest rate swaps (a)	2,796	—	2,796	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,823	—	4,823	—
Other assets — trading interest rate swaps (a)	150	—	150	—
Due from affiliates — trading interest rate swaps (a)	385	—	385	—
Other liabilities — trading options for interest rate caps (a)	14,204	—	14,204	—
Due to affiliates — trading options for interest rate caps (a)	35,602	—	35,602	—
Other liabilities — cash flow hedging interest rate swaps (a)	476	—	476	—
Due to affiliates — cash flow hedging interest rate swaps (a)	3,316	—	3,316	—
Other liabilities — trading interest rate swaps (a)	243	—	243	—
Due to affiliates — trading interest rate swaps (a)	12,467	—	12,467	—
Other liabilities — total return swap (b)	1,736	—	1,736	—
Other liabilities —total return settlement (a)	48,893	—	—	48,893

(a)
The valuation of is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 8).

(b)	The total return swap is valued based on the estimated market value of the underlying bonds pledged to the associated credit facility.
There were no amounts transferred into or out of Level 3 during the three and six months ended June 30, 2015 and 2014, respectively. The table below presents the changes in all Level 3 balances for the six months ended June 30, 2015 and 2014, respectively:

Total Return Settlement
Fair value, December 31, 2014	$48,893
Settlements	(3,861)
Losses recognized in earnings	14,033
Fair value, June 30, 2015	$59,065

Total Return Settlement
Fair value, December 31, 2013	$50,385
Settlements	(6,267)
Losses recognized in earnings	3,157
Fair value, June 30, 2014	$47,275
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

17.	Subsequent Events

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

This Quarterly Report on Form 10-Q/A should be read in conjunction with SCUSA’s Annual Report for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) (2014 Annual Report on Form 10-K) and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information about the Company is available on SCUSA’s website at www.santanderconsumerusa.com. SCUSA’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through SCUSA’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding SCUSA at www.sec.gov.
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

Second Quarter 2015 Summary of Results
Our strong performance in the second quarter of 2015 highlights our ability to execute on our strategy of optimizing the mix of retained assets versus assets sold and serviced for others. These key highlights included:

•	Growth of 17.9% in net finance and other interest income compared to the same quarter in 2014;

•	Net income of $364.7 million compared with $256.0 million for the same quarter in 2014, or a 42.5% increase year-over-year;

•	Originations of $7.6 billion, up from $7.4 billion in the prior quarter and $6.7 billion originated in the same quarter in 2014;

•	Asset sales of $2.8 billion, up from $1.5 billion in the prior quarter, and up from $1.8 billion in the same quarter in 2014;

•	Serviced for others portfolio of $13.1 billion, up from $11.2 billion in the prior quarter and $8.0 billion in the same period last year;

•	Expense ratio of 2.1%, down slightly from the 2.2% in the prior quarter and from 2.3% in the same quarter last year despite managed asset growth and increases in headcount.
Recent Developments and Other Factors Affecting Our Results of Operations
Restatement of Previously Issued Financial Statements
As discussed further in Note 2 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014. The following discussion has been updated to reflect the effects of the restatement.
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

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and six months ended June 30, 2015 and 2014 have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollar amounts in thousands)
Retained Originations	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Retail installment contracts	$4,765,800	$3,466,983	$9,054,701	$7,643,978
Average APR	17.2%	15.0%	17.6%	15.6%
Discount	1.8%	3.0%	2.5%	3.1%

Personal loans	$257,915	$262,617	$424,407	$370,519
Average APR	19.4%	20.0%	18.9%	20.2%
Discount	—	—	—	—

Receivables from dealers	$—	$17,806	$—	$32,629
Average APR	—	3.8%	—	3.5%
Discount	—	—		—

Leased vehicles	$1,424,308	$889,381	$2,554,423	$2,101,380

Capital lease receivables	$8,073	$16,527	$63,803	$19,573
Total originations retained	$6,456,096	$4,653,314	$12,097,334	$10,168,079

Sold Originations
Retail installment contracts	$927,586	$1,059,718	$2,234,410	$2,495,359
Average APR	4.3%	4.1%	5.1%	4.3%

Leased vehicles	$—	$389,657	—	389,657
Total originations sold	$927,586	$1,449,375	$2,234,410	$2,885,016

Total SCUSA originations	$7,383,682	$6,102,689	$14,331,744	$13,053,095

Facilitated Originations
Receivables from dealers	$—	$108,759	$—	$253,512
Leased vehicles	228,572	486,446	632,471	732,114
Total originations facilitated for affiliates	$228,572	$595,205	$632,471	$985,626

Total originations	$7,612,254	$6,697,894	$14,964,215	$14,038,721

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Our asset sales for the three and six months ended June 30, 2015 and 2014 have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Retail installment contracts	$2,016,675	$1,384,174	$2,935,753	$3,069,898
Average APR	5.6%	4.3%	5.3%	5.0%

Leased vehicles	$755,624	$369,114	1,316,958	369,114
Total asset sales	$2,772,299	$1,753,288	$4,252,711	$3,439,012

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Our ending held for investment portfolio, average APR, and remaining unaccreted discount as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Retail installment contracts	$26,540,938	$25,401,461
Average APR	16.9%	16.0%
Discount	3.0%	3.0%

Personal loans	$2,261,726	$2,128,769
Average APR	22.8%	23.1%
Discount	0.1%	0.1%

Receivables from dealers	$91,612	$100,164
Average APR	4.3%	4.3%
Discount	—	—

Leased vehicles	$5,842,046	$5,490,277

Capital leases	$125,994	$91,350

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

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollar amounts in thousands, except per share data)
Income Statement Data	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Interest on individually acquired retail installment contracts	$1,149,507	$985,201	$2,201,056	$1,936,572
Interest on purchased receivables portfolios	21,474	52,395	49,680	121,209
Interest on receivables from dealers	1,158	1,276	2,468	2,606
Interest on personal loans	111,512	84,068	223,468	166,076
Interest on finance receivables and loans	1,283,651	1,122,940	2,476,672	2,226,463
Net leased vehicle income	75,090	34,657	131,853	62,791
Other finance and interest income	6,738	874	14,079	1,124
Interest expense	150,622	128,314	299,478	252,760
Net finance and other interest income	1,214,857	1,030,157	2,323,126	2,037,618
Provision for credit losses on individually acquired retail installment contracts	454,467	446,299	987,481	958,128
Increase (decrease) in impairment related to purchased receivables portfolios	(4,270)	(8,190)	(9,372)	(15,520)
Provision for credit losses on receivables from dealers	(162)	(112)	294	(167)
Provision for credit losses on personal loans	121,118	103,138	218,821	165,267
Provision for credit losses on capital leases	8,226	—	14,002	—
Provision for credit losses	579,379	541,135	1,211,226	1,107,708
Profit sharing	21,501	24,056	35,017	56,217
Other income	214,700	141,884	364,894	276,345
Operating expenses	255,508	212,711	503,340	532,832
Income before tax expense	573,169	394,139	938,437	617,206
Income tax expense	208,454	138,181	331,277	223,805
Net income	364,715	255,958	607,160	393,401

Share Data
Weighted-average common shares outstanding
Basic	355,091,818	348,826,897	352,272,552	348,465,666
Diluted	359,193,738	356,381,921	355,932,481	356,008,288
Earnings per share
Basic	$1.03	$0.73	$1.72	$1.13
Diluted	$1.02	$0.72	$1.71	$1.11

Dividends declared per share	$—	$0.15	$—	$0.15

Balance Sheet Data
Finance receivables held for investment, net	$24,800,991	$22,960,369	$24,800,991	$22,960,369
Finance receivables held for sale, net	1,564,905	123,793	1,564,905	123,793
Goodwill and intangible assets	110,898	127,693	110,898	127,693
Total assets	36,079,510	29,911,434	36,079,510	29,911,434
Total borrowings	30,612,702	26,154,610	30,612,702	26,154,610
Total liabilities	31,833,747	26,734,790	31,833,747	26,734,790
Total equity	4,245,763	3,176,644	4,245,763	3,176,644
Allowance for credit losses	3,328,897	2,570,969	3,328,897	2,570,969

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollar amounts in thousands)
Other Information	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$275,369	$272,706	$619,425	$583,010
Charge-offs, net of recoveries, on purchased receivables portfolios	(5,116)	15,320	(7,666)	38,843
Charge-offs, net of recoveries, on receivables from dealers	—	—	—	—
Charge-offs, net of recoveries, on personal loans	89,261	60,448	182,746	98,737
Charge-offs, net of recoveries, on capital leases	7,838	—	8,021	—
Total charge-offs, net of recoveries	367,352	348,474	802,526	720,590
End of period individually acquired retail installment contracts delinquent principal over 60 days	869,190	799,455	869,190	799,455
End of period personal loans delinquent principal over 60 days	153,485	119,443	153,485	119,443
End of period delinquent principal over 60 days	1,052,561	1,016,020	1,052,561	1,016,020
End of period assets covered by allowance for credit losses	28,507,008	25,210,483	28,507,008	25,210,483
End of period gross individually acquired retail installment contracts held for investment	26,027,676	23,675,889	26,027,676	23,675,889
End of period gross personal loans	2,261,726	1,448,709	2,261,726	1,448,709
End of period gross finance receivables and loans held for investment	29,020,270	26,483,290	29,020,270	26,483,290
End of period gross finance receivables, loans, and leases held for investment	34,862,316	30,537,540	34,862,316	30,537,540
Average gross individually acquired retail installment contracts	27,000,474	23,372,480	26,117,672	22,824,981
Average gross purchased receivables portfolios	612,821	1,416,163	689,472	1,591,711
Average Gross receivables from dealers	99,369	130,769	100,690	129,579
Average Gross personal loans	2,184,577	1,333,612	2,162,490	1,267,853
Average Gross capital leases	136,973	10,139	124,045	5,794
Average Gross finance receivables and loans	30,034,214	26,263,163	29,194,369	25,819,918
Average Gross finance receivables, loans, and leases	35,957,522	30,082,249	35,041,765	29,131,941
Average managed assets	48,113,052	37,152,056	46,266,080	35,183,237
Average total assets	35,176,930	29,390,962	34,210,310	28,583,755
Average debt	29,977,311	25,852,175	29,242,830	25,190,609
Average total equity	4,036,518	3,023,037	3,868,722	2,918,916
Ratios
Yield on individually acquired retail installment contracts	17.0%	16.9%	16.9%	17.0%
Yield on purchased receivables portfolios	14.0%	14.8%	14.4%	15.2%
Yield on receivables from dealers	4.7%	3.9%	4.9%	4.0%
Yield on personal loans (1)	20.4%	25.2%	20.7%	26.2%
Yield on earning assets (2)	15.2%	15.4%	15.0%	15.7%
Cost of debt (3)	2.0%	2.0%	2.0%	2.0%
Net interest margin (4)	13.5%	13.7%	13.3%	14.0%
Expense ratio (5)	2.1%	2.3%	2.2%	3.0%
Return on average assets (6)	4.1%	3.5%	3.5%	2.8%
Return on average equity (7)	36.1%	33.9%	31.4%	27.0%
Net charge-off ratio on individually acquired retail installment contracts (8)	4.1%	4.7%	4.7%	5.1%
Net charge-off ratio on purchased receivables portfolios (8)	(3.3)%	4.3%	(2.2)%	4.9%
Net charge-off ratio on receivables from dealers (8)	—	—	—	—
Net charge-off ratio on personal loans (8)	16.3%	18.1%	16.9%	15.6%
Net charge-off ratio (8)	4.9%	5.3%	5.5%	5.6%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	3.3%	3.4%	3.3%	3.4%
Delinquency ratio on personal loans, end of period (9)	6.8%	8.2%	6.8%	8.2%
Delinquency ratio on loans held for investment, end of period (9)	3.6%	3.8%	3.6%	3.8%
Equity to assets ratio	11.8%	10.6%	11.8%	10.6%
Tangible common equity to tangible assets (10)	11.5%	10.2%	11.5%	10.2%
Common stock dividend payout ratio (11)	—	20.5%	—	13.3%
Allowance ratio (12)	11.7%	10.2%	11.7%	10.2%

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

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity

(8)	“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to unpaid principal average balance of the respective portfolio

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

	June 30, 2015	June 30, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Total equity	$4,245,763	$3,176,644
Deduct: Goodwill and intangibles	110,898	127,693
Tangible common equity	$4,134,865	$3,048,951

Total assets	$36,079,510	$29,911,434
Deduct: Goodwill and intangibles	110,898	127,693
Tangible assets	$35,968,612	$29,783,741

Equity to assets ratio	11.8%	10.6%
Tangible common equity to tangible assets	11.5%	10.2%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses to End of period assets covered by allowance for credit losses*
*Ratio excludes receivables held for sale

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Interest on finance receivables and loans	$1,283,651	$1,122,940	$2,476,672	$2,226,463
Leased vehicle income	243,857	148,148	475,473	257,617
Other finance and interest income	6,738	874	14,079	1,124
Total finance and other interest income	1,534,246	1,271,962	2,966,224	2,485,204
Interest expense	150,622	128,314	299,478	252,760
Leased vehicle expense	168,767	113,491	343,620	194,826
Net finance and other interest income	1,214,857	1,030,157	2,323,126	2,037,618
Provision for credit losses	579,379	541,135	1,211,226	1,107,708
Net finance and other interest income after provision for credit losses	635,478	489,022	1,111,900	929,910
Profit sharing	21,501	24,056	35,017	56,217
Net finance and other interest income after provision for credit losses and profit sharing	613,977	464,966	1,076,883	873,693
Total other income	214,700	141,884	364,894	276,345
Total operating expenses	255,508	212,711	503,340	532,832
Income before income taxes	573,169	394,139	938,437	617,206
Income tax expense	208,454	138,181	331,277	223,805
Net income	$364,715	$255,958	$607,160	$393,401

Net income	$364,715	$255,958	$607,160	$393,401
Change in unrealized gains (losses) on cash flow hedges, net of tax	3,564	(3,364)	(9,279)	(1,276)
Comprehensive income	$368,279	$252,594	$597,881	$392,125

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014 (As Restated)
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,149,507	$985,201	$164,306	17%	$2,201,056	$1,936,572	$264,484	14%
Income from purchased receivables portfolios	21,474	52,395	(30,921)	(59)%	49,680	121,209	(71,529)	(59)%
Income from receivables from dealers	1,158	1,276	(118)	(9)%	2,468	2,606	(138)	(5)%
Income from personal loans	111,512	84,068	27,444	33%	223,468	166,076	57,392	35%
Total interest on finance receivables and loans	$1,283,651	$1,122,940	$160,711	14%	$2,476,672	$2,226,463	$250,209	11%
Income from individually acquired retail installment contracts increased $164 million, or 17%, from the second quarter of 2014 to the second quarter of 2015, and increased $264 million, or 14%, from the six months ended June 30, 2014 to the six months ended June 30, 2015, consistent with the growth in the average outstanding balance of our portfolio of these contracts of $3,293 million from June 30, 2014 to June 30, 2015. Additionally, originations during the three and six months ended June 30, 2015 carried an average APR of 17.2% and 17.6%, respectively, compared to an average APR of 15.0% and 15.6% for the same periods in 2014.
Income from purchased receivables portfolios decreased $31 million, or 59%, from the second quarter of 2014 to the second quarter of 2015, and decreased $72 million, or 59%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.4 billion in the second quarter of 2014, to $0.6 billion in the second quarter of 2015.
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
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$243,857	$148,148	$95,709	65%	$475,473	$257,617	$217,856	85%
Leased vehicle expense	168,767	113,491	55,276	49%	343,620	194,826	148,794	76%
Leased vehicle income, net	$75,090	$34,657	$40,433	117%	$131,853	$62,791	$69,062	110%

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
Provision for Credit Losses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$454,467	$446,299	$8,168	2%	$987,481	$958,128	$29,353	3%
Increase (decrease) in impairment related to purchased receivables portfolios	(4,270)	(8,190)	3,920	(48)%	(9,372)	(15,520)	6,148	(40)%
Provision for credit losses on receivables from dealers	(162)	(112)	(50)	45%	294	(167)	461	(276)%
Provision for credit losses on personal loans	121,118	103,138	17,980	17%	218,821	165,267	53,554	32%
Provision for credit losses on capital leases	8,226	—	8,226	—	14,002	—	14,002	—
Provision for credit losses	$579,379	$541,135	$38,244	7%	$1,211,226	$1,107,708	$103,518	9%
Change in incremental increase (decrease) in impairment related to purchased receivables portfolios resulted from the release of impairment on purchased receivables in 2014 and 2015 as performance continued to improve.
Provision for credit losses on personal loans increased $18 million, or 17%, from the second quarter of 2014 to the second quarter of 2015, and increased $54 million, or 32%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to the 64% growth in the average unpaid principal balance of the portfolio and due to periodic credit reassessments performed which indicated a higher percentage of loans in the <560 FICO® band group.

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
Other Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Investment gains, net	$89,721	$21,564	$68,157	316%	$111,314	$56,316	$54,998	98%
Servicing fee income	28,043	22,099	5,944	27%	52,846	32,504	20,342	63%
Fees, commissions, and other	96,936	98,221	(1,285)	(1)%	200,734	187,525	13,209	7%
Total other income	$214,700	$141,884	$72,816	51%	$364,894	$276,345	$88,549	32%
Average serviced for others portfolio	$12,343,417	$7,088,760	$5,254,657	74%	$11,576,230	$6,058,031	$5,518,199	91%

Investment gains increased in the three and six months ended June 30, 2015 as compared to the same periods of 2014, primarily due to the off-balance sheet securitization of loans originated under the Chrysler Agreement that occurred in April 2015. In addition to sales under our various flow agreements, we also executed two bulk lease sales to a third party during the three and six months ended June 30, 2015, whereas there were no such lease sales in 2014. One of these bulk lease sales was executed during the three months ended June 30, 2015 and resulted in a gain of approximately $13.0 million.
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
Fees, commissions, and other decreased $1 million, or 1%, from the second quarter of 2014 to the second quarter of 2015, and increased $13 million, or 7%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to additional fee income as our revolving personal loan portfolio grew. The increase in fees and commissions attributable to growth in the organic and personal loan portfolio were offset by the run-off of the purchased loan portfolio, where fees and commissions for the three and six months ended 2015 were $7.5 million and $9.7 million lower than the same periods in 2014. Additionally, we recorded $6.7 million in deficiency income from the sale of charged-off assets in the first six months of 2015.
Total Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$110,973	$93,689	$17,284	18%	$211,513	$295,604	$(84,091)	(28)%
Repossession expense	55,470	45,648	9,822	22%	114,296	94,079	20,217	21%
Other operating costs	89,065	73,374	15,691	21%	177,531	143,149	34,382	24%
Total operating expenses	$255,508	$212,711	$42,797	20%	$503,340	$532,832	$(29,492)	(6)%

Total operating expenses increased $43 million, or 20%, from the second quarter of 2014 to the second quarter of 2015, and decreased $29 million, or 6%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 impacted most notably by salary and benefits expense.
For the second quarter of 2015, salary and benefits expenses increased by $17 million, or 18%, which was primarily attributable to an increase in average headcount of 13% compared to June 30, 2014. For the six months ended June 30, 2014 salary and benefits expense decreased $84 million, or 28%, primarily due to the non-recurrence of $120 million in stock compensation and other IPO-related expenses recorded upon and in connection with our IPO in January 2014, partly offset by increased headcount and repossession expense as a result of portfolio growth. After adjusting for the IPO-related expenses in 2014, our expense ratio decreased from 2.3% in the first six months of 2014 to 2.2% in the first six months of 2015.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$208,454	$138,181	$70,273	51%	$331,277	$223,805	$107,472	48%
Income before income taxes	573,169	394,139	179,030	45%	938,437	617,206	321,231	52%
Effective tax rate	36.4%	35.1%			35.3%	36.3%
Our effective tax rate increased from 35.1% in the second quarter of 2014 to 36.4% in the second quarter of 2015 and decreased from 36.3% in the six months ended June 30, 2014 to 35.3% in the six months ended June 30, 2015 primarily due to state rate changes due to our geographic earnings mix, and laws guiding state apportionment.
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

	June 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)
Unpaid principal balance	$26,027,676	$91,612	$2,261,726
Credit loss allowance	(2,927,624)	(968)	(384,735)
Discount	(796,658)	—	(2,012)
Capitalized origination costs and fees	58,544	—	1,488
Net carrying balance	$22,361,938	$90,644	$1,876,467
Allowance as a percentage of unpaid principal balance	11.2%	1.1%	17.0%
Allowance and discount as a percentage of unpaid principal balance	14.3%	1.1%	17.1%

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

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Outstanding balance	$517,451	$853,219
Outstanding recorded investment, net of impairment	$361,360	$679,079

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
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015		2014
	Retail Installment Contracts - Held for Investment	Personal Loans	Retail Installment Contracts - Held for Investment	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)		As Restated (a)
Principal outstanding at period end	$26,540,938	$2,261,726	$24,948,696	$1,448,709
Average principal outstanding during the period	$25,928,493	2,162,490	$24,546,271	$1,267,853
Number of receivables outstanding at period end	1,640,965	1,952,465	1,448,472	1,694,161
Average number of receivables outstanding during the period	1,655,153	1,943,655	1,608,875	1,657,908
Number of repossessions (1)	119,690	n/a	106,375	n/a
Number of repossessions as a percent of average number of receivables outstanding (2)	14.5%	n/a	13.2%	n/a
Net losses	$611,759	$182,746	$621,853	$98,737
Net losses as a percent of average principal amount outstanding (2)	4.7%	16.9%	5.1%	15.6%

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

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,563,024	$—	$1,372,876	$—
Bankruptcy-related accounts	110,800	—	125,978	—
Extension of maturity date	70,140	—	99,758	—
Interest rate reduction	85,725	18,286	118,074	17,347
Other	54,253	—	44,825	—
Total modified loans	$1,883,942	$18,286	$1,761,511	$17,347
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)		As Restated (a)
Outstanding recorded investment	$4,439,192	$18,286	$4,044,070	$17,356
Impairment	(1,392,917)	(7,315)	(1,172,149)	(6,939)
Outstanding recorded investment, net of impairment	$3,046,275	$10,971	$2,871,921	$10,417

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	June 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Principal 31-60 days past due	$832,189	$1,608	$912,555	$1,595
Delinquent principal over 60 days	408,436	4,515	468,272	5,131
Total delinquent TDRs	$1,240,625	$6,123	$1,380,827	$6,726
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

	Six Months Ended June 30,
	2015	2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Net cash provided by operating activities	$1,839,321	$1,911,318
Net cash used in investing activities	$(4,720,351)	$(4,672,426)
Net cash provided by financing activities	$2,876,759	$2,810,757

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Cash Provided by Operating Activities
Net cash provided by operating activities decreased $72 million from the six months ended June 30, 2014 to the six months ended June 30, 2015, primarily driven by $682 million in lower proceeds from sales and repayments of receivables held for sale, partially offset by $214 million in higher profits and $253 million in higher non-cash net expenses.
Cash Used in Investing Activities
Net cash used in investing activities increased $48 million from the six months ended June 30, 2014 to the six months ended June 30, 2015, primarily due to an additional $1.5 billion in cash outflows for originations and a $721 million increase in restricted cash, which was largely offset by a $1.1 billion increase in proceeds from lease sales of leased vehicles, as we executed our first bulk lease sales to a third party in 2015, and a $1.1 billion increase in proceeds from sales and repayment of receivables held for investment.
Cash Provided by Financing Activities

Net cash provided by financing activities, which effectively represents a net increase in debt, increased $66 million from the six months ended June 30, 2014 to the six months ended June 30, 2015, primarily due to a $77 million increase in proceeds from stock option exercises. In addition, we did not pay any dividends during the first six months of 2015, but paid $52 million during the first six months of 2014. These positive year-over-year variances are partly offset by $63 million lower net proceeds from advances on notes payable.

Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company's contingencies and off-balance sheet arrangements, refer to Note 11 - Commitments and Contingencies in the accompanying condensed consolidated financial statements.
Contractual Obligations
We lease our headquarters in Dallas, Texas, our servicing centers in Texas and Colorado, and an operations facility in California under non-cancelable operating leases that expire at various dates through 2026. There have been no material modifications to our contractual obligations since December 31, 2014. For additional information on our contractual obligations, refer to our 2014 Annual Report.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2015, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

Statement of Cash Flows

Management identified an error in connection with the preparation and review of the Condensed Consolidated Statement of Cash Flows ("SCF"). Specifically, controls over the review of the impact of significant and unusual transactions on the classification and presentation of the SCF did not operate effectively, which led to the misclassification of cash flows between operating activities and investing activities in the preliminary June 30, 2015 SCF for certain proceeds from loan sales. The misclassification was corrected prior to the issuance of our June 30, 2015 Quarterly Report on Form 10-Q and had no impact to previously issued interim or annual financial statements of the Company.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter ended June 30, 2015 covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our 2014 Annual Report includes a detailed discussion of our risk factors in Part I, Item 1A “Risk Factors.” The information presented below should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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
We have identified control deficiencies in our financial reporting process as of June 30, 2015 that constitute material weaknesses, which contributed to the restatement of the unaudited condensed consolidated financial statements in our previously filed Form 10-Q for the quarter ended June 30, 2015. See Part I, Item 4 in this Form 10-Q/A. We have initiated certain measures, including the enhancement of our model framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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
10.3
Separation Agreement, dated July 2, 2015 by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 2, 2015, File No. 333-189807)

10.4*
First Amendment, dated July 20, 2015, to the Separation Agreement dated July 2, 2015 by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon.

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