Form 10-Q/A
period 2015-09-30
Santander Consumer USA Holdings Inc.
filed 2016-10-27
CIK 1580608

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

EXPLANATORY NOTE

As used in this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2015 (the “Form 10-Q/A”), the terms “Company,” “our,” “us” or “we” refer to Santander Consumer USA Holdings Inc., a Delaware Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2015 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 and to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors primarily related to (i) error in our methodology for estimating credit loss allowance for individually acquired retail installment contracts held for investment, (ii) error related to the lack of consideration of net discount when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment contracts held for investment, (iii) error in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on individually acquired retail installment contracts held for investment, (iv) error in computing the present value of expected future cash flows whereby the TDRs’ weighted-average original contractual interest rate was utilized rather than the TDRs’ weighted average original effective interest rate as required by U.S. GAAP and (v) error in our recognition of certain executive severance-related and stock compensation expenses and liabilities which should not have been recorded as all applicable regulatory approvals have not been obtained. The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the three and nine months ended September 30, 2015 and 2014. Further explanation regarding the restatement is set forth in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Line of Credit	A revolving line of credit that finances inventory until sold
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
LFS	Loss Forecasting Score
MEP	SC's 2011 Management Equity Plan
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
NPWMD	Non-Proliferation of Weapons of Mass Destruction
OCC	Office of the Comptroller of the Currency
Original Filing	Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the SEC on October 29, 2015
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer

Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	Risk Committee of the Board
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
SUBI	Special unit of beneficial interest (in a titling trust used to finance leases)
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
Turn-down	A program where by a lender has the opportunity to review a credit application for approval only after the primary lender or lenders have declined the application
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets	(As Restated-Note 2)	(As Restated-Note 2)
Cash and cash equivalents	$104,552	$33,157
Finance receivables held for sale, net	2,709,643	46,586
Finance receivables held for investment, net	23,478,376	23,911,649
Restricted cash - $37,917 and $44,805 held for affiliates, respectively	2,217,879	1,920,857
Accrued interest receivable	394,692	364,676
Leased vehicles, net	6,062,106	4,848,593
Furniture and equipment, net of accumulated depreciation of $56,219 and $45,768, respectively	50,642	41,218
Federal, state and other income taxes receivable	256,894	498,300
Related party taxes receivable	—	467
Deferred tax asset	—	24,571
Goodwill	74,056	74,056
Intangible assets, net of amortization of $26,857 and $21,990, respectively	36,910	36,882
Due from affiliates	98,200	141,551
Other assets	551,675	426,188
Total assets	$36,035,625	$32,368,751
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$6,654,184	$6,402,327
Notes payable — secured structured financings	20,027,111	17,718,974
Notes payable — related party	3,525,000	3,690,000
Accrued interest payable	19,855	17,432
Accounts payable and accrued expenses	378,552	324,630
Federal, state and other income taxes payable	417	735
Deferred tax liabilities, net	706,280	463,127
Related party taxes payable	396	—
Due to affiliates	79,727	88,425
Other liabilities	192,119	136,885
Total liabilities	31,583,641	28,842,535
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
357,954,177 and 349,029,766 shares issued and 357,902,036 and 348,977,625 shares outstanding, respectively	3,579	3,490
Additional paid-in capital	1,670,395	1,560,519
Accumulated other comprehensive income (loss), net	(24,239)	3,553
Retained earnings	2,802,249	1,958,654
Total stockholders’ equity	4,451,984	3,526,216
Total liabilities and equity	$36,035,625	$32,368,751

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

	September 30, 2015	December 31, 2014
Assets	(As Restated-Note 2)	(As Restated-Note 2)
Restricted cash	$1,756,312	$1,626,257
Finance receivables held for sale	1,593,587	18,712
Finance receivables held for investment, net	22,602,839	21,992,901
Leased vehicles, net	6,062,106	4,848,593
Various other assets	587,590	555,509
Total assets	$32,602,434	$29,041,972
Liabilities
Notes payable	$30,440,762	$27,822,174
Various other liabilities	83,815	55,795
Total liabilities	$30,524,577	$27,877,969

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(As Restated - Note 2)	(As Restated - Note 2)	(As Restated - Note 2)	(As Restated - Note 2)
Interest on finance receivables and loans	$1,285,085	$1,141,767	$3,761,757	$3,368,230
Leased vehicle income	267,211	181,713	742,684	439,330
Other finance and interest income	9,334	2,512	23,413	3,636
Total finance and other interest income	1,561,630	1,325,992	4,527,854	3,811,196
Interest expense — Including $49,795, $30,877, $136,261, and $101,956 to affiliates, respectively	171,420	129,135	470,898	381,895
Leased vehicle expense	174,545	126,480	518,165	321,306
Net finance and other interest income	1,215,665	1,070,377	3,538,791	3,107,995
Provision for credit losses	723,922	721,741	1,935,148	1,829,449
Net finance and other interest income after provision for credit losses	491,743	348,636	1,603,643	1,278,546
Profit sharing	11,818	10,556	46,835	66,773
Net finance and other interest income after provision for credit losses and profit sharing	479,925	338,080	1,556,808	1,211,773
Investment gains, net — Including ($5,654), $347, ($5,654) and $5,923 from affiliates, respectively	22,684	31,162	133,998	87,478
Servicing fee income — Including $4,650, $5,453, $13,665, and $17,029 from affiliates, respectively	35,910	20,547	88,756	53,051
Fees, commissions, and other — Including $225, $6,318, $9,106, and $17,390 to affiliates, respectively	95,742	91,133	296,476	278,658
Total other income	154,336	142,842	519,230	419,187
Salary and benefits expense	114,070	88,940	325,583	384,544
Repossession expense	60,770	50,738	175,066	144,817
Other operating costs — Including $2,199, $151, $7,877, and $748 from affiliates, respectively	86,447	63,519	263,978	206,668
Total operating expenses	261,287	203,197	764,627	736,029
Income before income taxes	372,974	277,725	1,311,411	894,931
Income tax expense	136,539	98,562	467,816	322,367
Net income	$236,435	$179,163	$843,595	$572,564

Net income	$236,435	$179,163	$843,595	$572,564
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $11,066, $5,044, $16,626, and $4,324	(18,513)	8,685	(27,792)	7,409
Comprehensive income	$217,922	$187,848	$815,803	$579,973
Net income per common share (basic)	$0.66	$0.51	$2.38	$1.64
Net income per common share (diluted)	$0.66	$0.50	$2.38	$1.61
Dividends declared per common share	$—	$—	$—	$0.15
Weighted average common shares (basic)	357,846,564	348,955,505	354,150,973	348,630,740
Weighted average common shares (diluted)	359,108,197	355,921,570	354,735,772	355,809,576

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2014, as restated (Note 2)	346,760	$3,468	$1,409,463	$(2,853)	$1,285,686	$2,695,764
Stock issued in connection with employee incentive compensation plans	2,221	22	18,674	—	—	18,696
Stock-based compensation expense	—	—	123,276	—	—	123,276
Net income, as restated (Note 2)	—	—	—	—	572,564	572,564
Other comprehensive income, net of taxes	—	—	—	7,409	—	7,409
Dividends declared per common share of $0.15	—	—	—	—	(52,316)	(52,316)
Balance — September 30, 2014, as restated (Note 2)	348,981	$3,490	$1,551,413	$4,556	$1,805,934	$3,365,393

Balance — January 1, 2015, as restated (Note 2)	348,978	$3,490	$1,560,519	$3,553	$1,958,654	$3,526,216
Stock issued in connection with employee incentive compensation plans, as restated (Note 2)	8,924	89	99,966	—	—	100,055
Stock-based compensation expense, as restated (Note 2)	—	—	11,047	—	—	11,047
Tax sharing with affiliate	—	—	(1,137)	—	—	(1,137)
Net income, as restated (Note 2)	—	—	—	—	843,595	843,595
Other comprehensive loss, net of taxes	—	—	—	(27,792)	—	(27,792)
Balance — September 30, 2015, as restated (Note 2)	357,902	$3,579	$1,670,395	$(24,239)	$2,802,249	$4,451,984

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:	(As Restated - Note 2)	(As Restated - Note 2)
Net income	$843,595	$572,564
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	9,519	(11,421)
Provision for credit losses	1,935,148	1,829,449
Depreciation and amortization	589,172	378,665
Accretion of discount	(250,057)	(329,168)
Originations and purchases of receivables held for sale	(3,810,662)	(3,248,055)
Proceeds from sales of and collections on receivables held for sale	3,019,253	3,264,855
Investment gains, net	(133,998)	(87,478)
Stock-based compensation	11,047	123,276
Deferred tax expense	250,021	80,469
Changes in assets and liabilities:
Accrued interest receivable	(59,538)	(83,597)
Accounts receivable	(8,832)	(10,328)
Federal income tax and other taxes	260,512	345,953
Other assets	(21,182)	(44,394)
Accrued interest payable	1,515	3,403
Other liabilities	41,930	30,995
Due to/from affiliates	6,793	(36,526)
Net cash provided by operating activities	2,684,236	2,778,662
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(13,695,695)	(12,504,602)
Collections on finance receivables held for investment	7,764,374	7,042,299
Proceeds from sale of loans held for investment	1,950,276	2,392,773
Leased vehicles purchased	(4,138,748)	(3,706,763)
Manufacturer incentives received	799,252	744,089
Proceeds from sale of leased vehicles	1,724,836	412,167
Change in revolving personal loans	(197,448)	(177,478)
Purchases of furniture and equipment	(15,584)	(13,862)
Sales of furniture and equipment	310	662
Change in restricted cash	(467,165)	(425,821)
Other investing activities	(9,434)	(4,526)
Net cash used in investing activities	(6,285,026)	(6,241,062)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	11,816,224	10,310,701
Payments on notes payable related to secured structured financings	(8,343,736)	(7,071,464)
Proceeds from unsecured notes payable	5,470,000	3,348,334
Payments on unsecured notes payable	(5,635,000)	(3,681,399)
Proceeds from notes payable	20,648,451	20,028,887
Payments on notes payable	(20,396,595)	(19,405,515)
Proceeds from stock option exercises, gross	87,714	24,529
Excess tax benefit on stock option exercises	26,390	—
Repurchase of stock - employee tax withholding	(1,263)	(5,999)
Dividends paid	—	(52,316)
Net cash provided by financing activities	3,672,185	3,495,758
Net increase in cash and cash equivalents	71,395	33,358
Cash — Beginning of period	33,157	10,531
Cash — End of period	$104,552	$43,889

Noncash investing and financing transactions:
Transfer of retail installment contracts to repossessed vehicles	$1,268,249	$1,103,809
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
Certain prior year amounts have been reclassified to conform to current year presentation; specifically, retail installment contracts held for investment, personal loans, receivables from dealers, and capital lease receivables, which previously were reported as separate line items in the condensed consolidated balance sheet, now are reported in aggregate in the condensed consolidated balance sheet as finance receivables held for investment, net, with disclosure of the components in Note 3 – Finance Receivables and Note 4 – Leases. Additionally, related-party assets and liabilities, which previously were disclosed separately within certain line items in the condensed consolidated balance sheet, are now reported as separate line items in the condensed consolidated balance sheet. The classification of related-party assets and liabilities reported in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 is as follows:

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
Accounting Policies
There have been no material changes in the Company's accounting policies from those disclosed in Part II, Item 8 -Financial Statements and Supplementary Data in the Annual Report on Form 10-K for the year ended December 31, 2014.
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

2.	Corrections of Errors
Subsequent to the issuance of the Company's September 30, 2015 condensed consolidated financial statements, the Company identified errors in its historical financial statements, including for the three and nine months ended September 30, 2015 and 2014. Accordingly, the Company has restated the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 to reflect the error corrections, the most significant of which are as follows:

I.	Errors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 31, 2016 (the "Original 10-K"):

•
The Company determined that its historical methodology for estimating its credit loss allowance for individually acquired retail installment contracts held for investment was in error as it did not estimate impairment on troubled debt restructurings (TDRs) separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, the Company determined that it had incorrectly identified the population of loans that should be classified and disclosed as TDRs, and, separately, had incorrectly estimated the impairment on these loans, as of each balance sheet dates. The Company has corrected its allowance methodology accordingly, and has determined, based on this corrected methodology, the the credit loss allowance reported on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 was overstated by $82,692 and $56,508, respectively.

•
The Company determined that subvention payments related to leased vehicles were incorrectly classified, within the income statement, as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense. The subvention payments classification errors did not impact net income for any period.

The impact of the corrections of the above errors on the financial statements for the three and nine months ended September 30, 2015 and 2014 was disclosed in Part II, Item 9B of the Original 10-K.

II.	Errors identified subsequent to the filing of the Original 10-K:

•
The Company previously used the loans’ original contractual interest rate rather than the original effective rate as the discount rate applied to expected cash flows to determine TDR impairment. ASC 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of individually acquired retail installment contracts held for investment accordingly overstated, by $71,486 and $68,642 as of September 30, 2015 and December 31, 2014, respectively, related to this methodology error. This error also caused the provision for credit losses in the condensed consolidated statements of income and comprehensive income to be overstated by $1,835 and understated by $5,384 for the three months ended September 30, 2015 and 2014, respectively, and understated by $2,844 and $8,789 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of each period end balance sheet date:

	September 30, 2015	December 31, 2014
Overstatement of recorded investment	$149,947	$140,215
Overstatement of TDR impairment	(64,501)	(56,320)
Overstatement of finance receivables, net	$85,446	$83,895
Overstatement of finance receivables held for sale	$301	$(1)
Overstatement of finance receivables held for investment, net	$85,145	$83,896
This error also had the following impacts on the condensed consolidated statements of income and comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest on finance receivables and loans	$55,160	$37,744	$151,205	$118,610
Investment gains (losses), net	(21,117)	6,853	(24,516)	7,954
Provision for credit losses	(45,285)	(51,990)	(125,137)	(125,228)
	$(11,242)	$(7,393)	$1,552	$1,336

•
The Company previously omitted the consideration of net unaccreted discounts when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment loans held for investment under ASC 450-20. Accordingly, management has determined that the omission of consideration of net unaccreted discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of individually acquired retail installment contracts held for investment accordingly understated, by $100,695 and $95,465 as of September 30, 2015 and December 31, 2014, respectively, related to this methodology error. This error also caused the provision for credit losses in the condensed consolidated statements of income and comprehensive income to be overstated by $868 and $1,001 for the three months ended September 30, 2015 and 2014, respectively, and $5,230 and $23,412 for the nine months ended September 30, 2015 and 2014, respectively.

•
During the three months ended September 30, 2015, the Company had recognized $12,340 in severance-related expenses, $9,881 in stock compensation expense and a liability for $115,139 in contemplation of the amounts and benefits payable to former CEO Thomas G. Dundon pursuant to a Separation Agreement among Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander. However, the Company has subsequently determined that its previous accounting for the expenses and liabilities contemplated in the Separation Agreement was in error as such expenses and liabilities should not be recorded until all applicable conditions have been satisfied, including that all regulatory approvals have been obtained. Accordingly, the accompanying restated consolidated financial statements as of and for the nine months ended September 30, 2015 do not include any expense or liability associated with the Separation Agreement. Further, in the absence of satisfaction of applicable conditions, Mr. Dundon’s remaining unexercised vested options are considered to have expired subsequent to his termination without cause; accordingly, the restated financial statements reflect the removal of the deferred tax asset associated with the previously recorded compensation expense related to Mr. Dundon’s vested but unexercised options, and do not include Mr. Dundon’s vested options in the calculation of diluted weighted average common shares outstanding.

In addition to the restatement of the Company's condensed consolidated financial statements, certain information within the following notes to the condensed consolidated financial statement has been restated to reflect the corrections of errors discussed above as well as other, less significant errors and/or to add disclosure language, as appropriate.

•	Note 3. Finance Receivables

•	Note 4. Leases

•	Note 5. Credit Loss Allowance and Credit Quality

•	Note 7. Variable Interest Entities

•	Note 8. Derivative Financial Instruments

•	Note 9. Other Assets

•	Note 10. Income Taxes

•	Note 11. Commitments and Contingencies

•	Note 12. Related-Party Transactions

•	Note 13. Computation of Basic and Diluted Earnings per Common Share

•	Note 14. Fair Value of Financial Instruments

•	Note 15. Employee Benefit Plans
The following table summarizes the impacts of the corrections on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for sale, net	$2,709,944	$—	$2,709,944	$(301)	$2,709,643
Finance receivables held for investment, net	23,464,030	82,692	23,546,722	(68,346)	23,478,376
Leased vehicles, net	6,078,865	—	6,078,865	(16,759)	6,062,106
Federal, state and other income taxes receivable	256,956	—	256,956	(62)	256,894
Deferred tax asset	14,488	(2,895)	11,593	(11,593)	—
Intangible assets, net	53,710	—	53,710	(16,800)	36,910
Due from affiliates	63,924	—	63,924	34,276	98,200
Other assets	507,490	—	507,490	44,185	551,675
Total assets	35,991,228	79,797	36,071,025	(35,400)	36,035,625
Deferred tax liabilities, net	698,509	27,933	726,442	(20,162)	706,280
Due to affiliates	148,250	—	148,250	(68,523)	79,727
Other liabilities	178,113	—	178,113	14,006	192,119
Total liabilities	31,630,387	27,933	31,658,320	(74,679)	31,583,641
Additional paid-in capital	1,592,100	—	1,592,100	78,295	1,670,395
Retained earnings	2,789,401	51,864	2,841,265	(39,016)	2,802,249
Total stockholders’ equity	4,360,841	51,864	4,412,705	39,279	4,451,984
Total liabilities and equity	35,991,228	79,797	36,071,025	(35,400)	36,035,625
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 issued on October 29, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for sale, net	$46,585	$—	$46,585	$1	$46,586
Finance receivables held for investment, net	23,915,551	56,508	23,972,059	(60,410)	23,911,649
Leased vehicles, net	4,862,783	—	4,862,783	(14,190)	4,848,593
Federal, state and other income taxes receivable	502,035	—	502,035	(3,735)	498,300
Related party taxes receivable	459	—	459	8	467
Deferred tax asset	21,244	(2,164)	19,080	5,491	24,571
Intangible assets, net	53,682	—	53,682	(16,800)	36,882
Due from affiliates	102,457	—	102,457	39,094	141,551
Other assets	403,416	—	403,416	22,772	426,188
Total assets	32,342,176	54,344	32,396,520	(27,769)	32,368,751
Accounts payable and accrued expenses	315,130	—	315,130	9,500	324,630
Federal, state and other income taxes payable	319	—	319	416	735
Deferred tax liabilities, net	492,303	19,021	511,324	(48,197)	463,127
Due to affiliates	48,688	—	48,688	39,737	88,425
Other liabilities	98,654	—	98,654	38,231	136,885
Total liabilities	28,783,827	19,021	28,802,848	39,687	28,842,535
Retained earnings	1,990,787	35,323	2,026,110	(67,456)	1,958,654
Total stockholders’ equity	3,558,349	35,323	3,593,672	(67,456)	3,526,216
Total liabilities and equity	32,342,176	54,344	32,396,520	(27,769)	32,368,751
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)     Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on the Company's assets and liabilities related to VIEs included in the condensed consolidated financial statements as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Restricted cash	$1,753,979	$—	$1,753,979	$2,333	$1,756,312
Finance receivables held for investment, net	22,788,727	(24,122)	22,764,605	(161,766)	22,602,839
Leased vehicles, net	6,078,865	—	6,078,865	(16,759)	6,062,106
Various other assets	579,691	—	579,691	7,899	587,590
Various other liabilities	15,662	—	15,662	68,153	83,815
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 issued on October 29, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for investment, net	$21,366,121	$66,163	$21,432,284	$560,617	$21,992,901
Leased vehicles, net	4,862,783	—	4,862,783	(14,190)	4,848,593
Various other assets	1,283,280	—	1,283,280	(727,771)	555,509
Notes payable	27,796,999	—	27,796,999	25,175	27,822,174
Various other liabilities	—	—	—	55,795	55,795
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)     Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$1,334,655	$—	$1,334,655	$(49,570)	$1,285,085
Leased vehicle income	389,537	(122,326)	267,211	—	267,211
Total finance and other interest income	1,733,526	(122,326)	1,611,200	(49,570)	1,561,630
Leased vehicle expense	296,352	(122,326)	174,026	519	174,545
Net finance and other interest income	1,265,754	—	1,265,754	(50,089)	1,215,665
Provision for credit losses	744,140	27,770	771,910	(47,988)	723,922
Net finance and other interest income after provision for credit losses	521,614	(27,770)	493,844	(2,101)	491,743
Net finance and other interest income after provision for credit losses and profit sharing	509,796	(27,770)	482,026	(2,101)	479,925
Investment gains, net	1,567	—	1,567	21,117	22,684
Fees, commissions, and other	93,076	—	93,076	2,666	95,742
Total other income (loss)	130,553	—	130,553	23,783	154,336
Salary and benefits expense	136,291	—	136,291	(22,221)	114,070
Other operating costs	90,282	—	90,282	(3,835)	86,447
Total operating expenses	287,343	—	287,343	(26,056)	261,287
Income before income taxes	353,006	(27,770)	325,236	47,738	372,974
Income tax expense	129,106	(10,496)	118,610	17,929	136,539
Net income	$223,900	$(17,274)	$206,626	$29,809	$236,435

Net income	$223,900	$(17,274)	$206,626	$29,809	$236,435
Comprehensive income	$205,387	$(17,274)	$188,113	$29,809	$217,922
Net income per common share (basic)	$0.63	$(0.05)	$0.58	$0.08	$0.66
Net income per common share (diluted)	$0.62	$(0.05)	$0.57	$0.09	$0.66
Weighted average common shares (diluted)	362,221,918	—	362,221,918	(3,113,721)	359,108,197

	Nine Months Ended September 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$3,885,902	$—	$3,885,902	$(124,145)	$3,761,757
Leased vehicle income	1,077,620	(334,936)	742,684	—	742,684
Total finance and other interest income	4,986,935	(334,936)	4,651,999	(124,145)	4,527,854
Leased vehicle expense	850,534	(334,936)	515,598	2,567	518,165
Net finance and other interest income	3,665,503	—	3,665,503	(126,712)	3,538,791
Provision for credit losses	2,088,856	(26,184)	2,062,672	(127,524)	1,935,148
Net finance and other interest income after provision for credit losses	1,576,647	26,184	1,602,831	812	1,603,643
Net finance and other interest income after provision for credit losses and profit sharing	1,529,812	26,184	1,555,996	812	1,556,808
Investment gains, net	109,481	—	109,481	24,517	133,998
Fees, commissions, and other	288,477	—	288,477	7,999	296,476
Total other income (loss)	486,714	—	486,714	32,516	519,230
Salary and benefits expense	347,804	—	347,804	(22,221)	325,583
Other operating costs	263,280	—	263,280	698	263,978
Total operating expenses	786,150	—	786,150	(21,523)	764,627
Income before income taxes	1,230,376	26,184	1,256,560	54,851	1,311,411
Income tax expense	431,762	9,643	441,405	26,411	467,816
Net income	$798,614	$16,541	$815,155	$28,440	$843,595

Net income	$798,614	$16,541	$815,155	$28,440	$843,595
Comprehensive income	$770,822	$16,541	$787,363	$28,440	$815,803
Net income per common share (basic)	$2.26	$0.04	$2.30	$0.08	$2.38
Net income per common share (diluted)	$2.23	$0.05	$2.28	$0.10	$2.38
Weighted average common shares (diluted)	357,837,426	—	357,837,426	(3,101,654)	354,735,772
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 issued on October 29, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$1,177,828	$—	$1,177,828	$(36,061)	$1,141,767
Leased vehicle income	263,148	(81,435)	181,713	—	181,713
Total finance and other interest income	1,443,488	(81,435)	1,362,053	(36,061)	1,325,992
Leased vehicle expense	200,397	(81,435)	118,962	7,518	126,480
Net finance and other interest income	1,113,956	—	1,113,956	(43,579)	1,070,377
Provision for credit losses	769,689	32,578	802,267	(80,526)	721,741
Net finance and other interest income after provision for credit losses	344,267	(32,578)	311,689	36,947	348,636
Net finance and other interest income after provision for credit losses and profit sharing	333,711	(32,578)	301,133	36,947	338,080
Investment gains (losses), net	38,015	—	38,015	(6,853)	31,162
Fees, commissions, and other	91,399	—	91,399	(266)	91,133
Total other income (loss)	149,961	—	149,961	(7,119)	142,842
Other operating costs	62,228	—	62,228	1,291	63,519
Total operating expenses	201,906	—	201,906	1,291	203,197
Income before income taxes	281,766	(32,578)	249,188	28,537	277,725
Income tax expense	90,397	(11,097)	79,300	19,262	98,562
Net income	$191,369	$(21,481)	$169,888	$9,275	$179,163

Net income	$191,369	$(21,481)	$169,888	$9,275	$179,163
Comprehensive income	$200,054	$(21,481)	$178,573	$9,275	$187,848
Net income per common share (basic)	$0.55	$(0.06)	$0.49	$0.02	$0.51
Net income per common share (diluted)	$0.54	$(0.06)	$0.48	$0.02	$0.50

	Nine Months Ended September 30, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$3,481,605	$—	$3,481,605	$(113,375)	$3,368,230
Leased vehicle income	629,209	(180,976)	448,233	(8,903)	439,330
Total finance and other interest income	4,114,450	(180,976)	3,933,474	(122,278)	3,811,196
Leased vehicle expense	499,601	(180,976)	318,625	2,681	321,306
Net finance and other interest income	3,232,954	—	3,232,954	(124,959)	3,107,995
Provision for credit losses	2,057,419	(101,404)	1,956,015	(126,566)	1,829,449
Net finance and other interest income after provision for credit losses	1,175,535	101,404	1,276,939	1,607	1,278,546
Net finance and other interest income after provision for credit losses and profit sharing	1,108,762	101,404	1,210,166	1,607	1,211,773
Investment gains (losses), net	95,431	—	95,431	(7,953)	87,478
Fees, commissions, and other	275,733	—	275,733	2,925	278,658
Total other income (loss)	424,215	—	424,215	(5,028)	419,187
Other operating costs	202,219	—	202,219	4,449	206,668
Total operating expenses	731,580	—	731,580	4,449	736,029
Income before income taxes	801,397	101,404	902,801	(7,870)	894,931
Income tax expense	282,081	38,150	320,231	2,136	322,367
Net income	$519,316	$63,254	$582,570	$(10,006)	$572,564

Net income	$519,316	$63,254	$582,570	$(10,006)	$572,564
Comprehensive income	$526,725	$63,254	$589,979	$(10,006)	$579,973
Net income per common share (basic)	$1.49	$0.18	$1.67	$(0.03)	$1.64
Net income per common share (diluted)	$1.46	$0.18	$1.64	$(0.03)	$1.61
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended September 30, 2014 issued on November 4, 2014.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statement of equity for the nine months ended September 30, 2015:

	Additional Paid-In Capital
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Stock issued in connection with employee incentive compensation plans	$114,589	$—	$114,589	$(14,623)	$99,966
Stock-based compensation expense	20,928	—	20,928	(9,881)	11,047
Stock-based compensation reclassified to liabilities	(102,799)	—	(102,799)	102,799	—
Balance - September 30, 2015	1,592,100	—	1,592,100	78,295	1,670,395

	Retained Earnings
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2015	$1,990,787	$35,323	$2,026,110	$(67,456)	$1,958,654
Net income	798,614	16,541	815,155	28,440	843,595
Balance - September 30, 2015	2,789,401	51,864	2,841,265	(39,016)	2,802,249

	Total Stockholders’ Equity
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2015	$3,558,349	$35,323	$3,593,672	$(67,456)	$3,526,216
Stock issued in connection with employee incentive compensation plans	114,678	—	114,678	(14,623)	100,055
Stock-based compensation expense	20,928	—	20,928	(9,881)	11,047
Stock-based compensation reclassified to liabilities	(102,799)	—	(102,799)	102,799	—
Net income	798,614	16,541	815,155	28,440	843,595
Balance - September 30, 2015	4,360,841	51,864	4,412,705	39,279	4,451,984
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 issued on October 29, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statement of equity for the nine months ended September 30, 2014:

	Retained Earnings
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2014	$1,276,754	$77,435	$1,354,189	$(68,503)	$1,285,686
Net income	519,316	63,254	582,570	(10,006)	572,564
Balance - September 30, 2014	1,743,754	140,689	1,884,443	(78,509)	1,805,934

	Total Stockholders’ Equity
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2014	$2,686,832	$77,435	$2,764,267	$(68,503)	$2,695,764
Net income	519,316	63,254	582,570	(10,006)	572,564
Balance - September 30, 2014	3,303,213	140,689	3,443,902	(78,509)	3,365,393
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended September 30, 2014 issued on November 4, 2014.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Cash flows from operating activities:
Net income	$798,614	$16,541	$815,155	$28,440	$843,595
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(678)	—	(678)	10,197	9,519
Provision for credit losses	2,088,856	(26,184)	2,062,672	(127,524)	1,935,148
Depreciation and amortization	936,259	(334,936)	601,323	(12,151)	589,172
Accretion of discount	(752,394)	334,936	(417,458)	167,401	(250,057)
Investment gains, net	(109,481)	—	(109,481)	(24,517)	(133,998)
Stock-based compensation	20,928	—	20,928	(9,881)	11,047
Deferred tax expense	209,884	9,643	219,527	30,494	250,021
Changes in assets and liabilities:
Federal income tax and other taxes	264,595	—	264,595	(4,083)	260,512
Other assets	(14,278)	—	(14,278)	(6,904)	(21,182)
Other liabilities	128,461	—	128,461	(86,531)	41,930
Due to/from affiliates	10,506	—	10,506	(3,713)	6,793
Net cash provided by operating activities	2,723,008	—	2,723,008	(38,772)	2,684,236
Cash flows from investing activities:
Proceeds from sale of leased vehicles	1,717,234	—	1,717,234	7,602	1,724,836
Net cash used in investing activities	(6,292,628)	—	(6,292,628)	7,602	(6,285,026)
Cash flows from financing activities:
Proceeds from unsecured notes payable	5,745,000	—	5,745,000	(275,000)	5,470,000
Payments on unsecured notes payable	(5,910,000)	—	(5,910,000)	275,000	(5,635,000)
Proceeds from notes payable	20,373,451	—	20,373,451	275,000	20,648,451
Payments on notes payable	(20,121,595)	—	(20,121,595)	(275,000)	(20,396,595)
Cash collateral paid on derivatives	(31,170)	—	(31,170)	31,170	—
Net cash provided by financing activities	3,641,015	—	3,641,015	31,170	3,672,185
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 issued on October 29, 2015.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Nine Months Ended September 30, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Cash flows from operating activities:
Net income	$519,316	$63,254	$582,570	$(10,006)	$572,564
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(15,868)	—	(15,868)	4,447	(11,421)
Provision for credit losses	2,057,419	(101,404)	1,956,015	(126,566)	1,829,449
Depreciation and amortization	561,432	(180,976)	380,456	(1,791)	378,665
Accretion of discount	(636,604)	180,976	(455,628)	126,460	(329,168)
Investment gains, net	(95,431)	—	(95,431)	7,953	(87,478)
Deferred tax expense (benefit)	49,358	38,150	87,508	(7,039)	80,469
Changes in assets and liabilities:
Federal income tax and other taxes	336,778	—	336,778	9,175	345,953
Other assets	(52,134)	—	(52,134)	7,740	(44,394)
Other liabilities	47,660	—	47,660	(16,665)	30,995
Due to/from affiliates	(46,516)	—	(46,516)	9,990	(36,526)
Net cash provided by operating activities	2,774,964	—	2,774,964	3,698	2,778,662
Cash flows from financing activities:
Cash collateral paid on derivatives	3,698	—	3,698	(3,698)	—
Net cash provided by financing activities	3,499,456	—	3,499,456	(3,698)	3,495,758
(a)     Originally reported amounts included in the Quarterly Report on Form 10-Q for the period ended September 30, 2014 issued on November 4, 2014.
(b)    Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

3.	Finance Receivables (As Restated)
Finance receivables held for investment includes individually acquired retail installment contracts and loans, purchased receivables portfolios, capital leases (Note 4) and, prior to September 30, 2015, personal loans. The Company's portfolio of individually acquired retail installment contracts and loans held for investment was comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)
Unpaid principal balance	$26,718,576	$76,293	$—
Credit loss allowance (Note 5)	(2,982,699)	(926)	—
Discount	(763,489)	—	—
Capitalized origination costs and fees	60,540	—	—
Net carrying balance	$23,032,928	$75,367	$—
(a)    As of September 30, 2015 all of the Company's personal loans were classified as held for sale.

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 5)	(2,586,685)	(674)	(348,660)
Discount	(749,921)	—	(1,356)
Capitalized origination costs and fees	52,964	—	1,024
Net carrying balance	$21,271,464	$99,490	$1,779,777

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Outstanding balance	$415,395	$853,219
Outstanding recorded investment, net of impairment	$270,765	$679,079

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

As of September 30, 2015, retail installment contracts held for sale and receivables from dealers held for sale totaled $825,452 and zero, respectively. As of December 31, 2014, retail installment contracts and receivables from dealers held for sale totaled $45,425 and $1,161, respectively. Sales of retail installment contracts for the three and nine months ended September 30, 2015 included principal balance amounts of $3,057,654 and $5,993,407, respectively. Sales of retail installment contracts for the three and nine months ended September 30, 2014 included principal balance amounts of $2,413,251 and $5,483,149, respectively. The Company retains servicing of sold retail installment contracts and was servicing $10,490,844 and $7,372,884 as of September 30, 2015 and December 31, 2014, respectively, of contracts sold to unrelated third parties. Proceeds from sales of charged-off assets for the three and nine months ended September 30, 2015 were $13,730 and $117,693, respectively. Proceeds from sales of charged-off assets for the three and nine months ended September 30, 2014 were $24,987 and $26,674, respectively.
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

Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance — beginning of period	$284,460	$309,831	$268,927	$407,490
Accretion of accretable yield	(16,770)	(43,123)	(66,450)	(164,332)
Reclassifications from (to) nonaccretable difference	(43,297)	36,378	21,916	59,928
Balance — end of period	$224,393	$303,086	$224,393	$303,086
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
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Leased vehicles	$8,128,819	$6,306,277
Less: accumulated depreciation	(1,259,976)	(816,000)
Depreciated net capitalized cost	6,868,843	5,490,277
Manufacturer subvention payments	(821,539)	(646,232)
Origination fees and other costs	14,802	4,548
Net book value	$6,062,106	$4,848,593
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
The activity in the credit loss allowance for individually acquired loans for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,927,624	$968	$384,735	$2,324,166	$923	$245,880
Provision for credit losses	619,895	(42)	105,813	586,384	(275)	134,483
Charge-offs (b)	(1,062,598)	—	(499,010)	(887,721)	—	(86,512)
Recoveries	497,778	—	8,462	455,343	—	6,574
Balance — end of period	$2,982,699	$926	$—	$2,478,172	$648	$300,425

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$2,586,685	$674	$348,660	$1,949,048	$1,090	$179,350
Provision for credit losses	1,607,376	252	324,634	1,544,512	(442)	299,750
Charge-offs (b)	(2,753,753)	—	(695,918)	(2,276,146)	—	(194,426)
Recoveries	1,569,508	—	22,624	1,260,758	—	15,751
Transfers to held-for-sale	(27,117)	—	—	—	—	—
Balance — end of period	$2,982,699	$926	$—	$2,478,172	$648	$300,425
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

The impairment activity related to purchased receivables portfolios for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance — beginning of period	$176,754	$194,688	$186,126	$210,208
Incremental provisions for purchased receivables portfolios	175	1,576	475	19,084
Incremental reversal of provisions for purchased receivables portfolios	(2,675)	(6,452)	(12,347)	(39,480)
Balance — end of period	$174,254	$189,812	$174,254	$189,812

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
As discussed in Note 3, the Company has $1,058,560 of fleet retail installment contracts with commercial borrowers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of September 30, 2015, $2,986 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.
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

The table below presents the Company’s TDRs as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment	$4,320,881	$15,696	$4,044,070	$17,356
Impairment	(1,330,401)	(12,568)	(1,172,149)	(6,939)
Outstanding recorded investment, net of impairment	$2,990,480	$3,128	$2,871,921	$10,417

A summary of the Company’s delinquent TDRs at September 30, 2015 and December 31, 2014, is as follows:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Principal, 31-60 days past due	$858,206	$1,647	$912,555	$1,595
Delinquent principal over 60 days	447,587	4,326	468,272	5,131
Total delinquent TDR principal	$1,305,793	$5,973	$1,380,827	$6,726

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

	Three Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,380,037	$16,991	$3,269,611	$17,484
Interest income recognized	$211,354	$1,002	$131,402	$449

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,302,078	$17,150	$2,930,583	$13,240
Interest income recognized	$542,679	$2,220	$362,839	$1,169

The following table summarizes the financial effects of TDRs that occurred during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$845,057	$5,270	$841,981	$6,284
Outstanding recorded investment after TDR	$852,415	$5,241	$851,183	$6,311
Number of contracts	48,883	4,416	49,046	5,653

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$2,606,384	$15,048	$1,956,301	$13,032
Outstanding recorded investment after TDR	$2,627,451	$14,961	$1,976,472	$12,978
Number of contracts	151,625	12,555	117,683	11,788

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

	Three Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$213,945	$2,145	$137,465	$1,054
Number of contracts	12,360	1,905	8,593	1,015

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$567,213	$5,346	$339,519	$1,801
Number of contracts	33,097	4,919	21,563	1,766

The following table summarizes the cumulative changes of the TDR balance, and its components, for retail installment contracts during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance — beginning of period	$4,439,192	$3,017,501	$4,044,070	$2,496,853
New TDRs	852,415	851,183	2,627,451	1,976,472
Charge-offs	(342,151)	(223,620)	(917,071)	(583,642)
Sales	(457,036)	(1,299)	(465,026)	(1,448)
Paydowns	(169,584)	(122,044)	(538,975)	(366,514)
Transfers to held for sale	(1,955)	—	(429,568)	—
Balance — end of period	$4,320,881	$3,521,721	$4,320,881	$3,521,721

6.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$397,021	$500,000	1.18%	$544,546	$—
Warehouse line (a)	Various	698,715	1,250,000	1.26%	1,001,601	39,046
Warehouse line (b)	July 2017	874,320	1,260,000	1.18%	1,006,388	34,531
Warehouse line (c)	July 2017	1,608,643	2,940,000	1.17%	2,481,681	30,818
Warehouse line (d)	Various	1,087,977	2,500,000	1.36%	1,565,626	55,126
Warehouse line (e)	October 2015	199,680	200,000	2.10%	261,042	9,433
Repurchase facility (f)	December 2015	851,929	851,929	1.87%	1,966	37,844
Warehouse line	March 2017	510,899	750,000	0.94%	752,083	22,528
Warehouse line (g)	November 2016	175,000	175,000	1.76%	—	—
Warehouse line (g)	November 2016	250,000	250,000	1.76%	—	2,501
Total facilities with third parties		6,654,184	10,676,929		7,614,933	231,827
Lines of credit with Santander and related subsidiaries (h):
Line of credit	December 2016	500,000	500,000	2.51%	—	—
Line of credit	December 2018	—	500,000	—	—	—
Line of credit	December 2016	1,750,000	1,750,000	2.48%	—	—
Line of credit	December 2018	975,000	1,750,000	2.89%	—	—
Line of credit	March 2017	300,000	300,000	1.76%	—	—
Total facilities with Santander and related subsidiaries		3,525,000	4,800,000		—	—
Total revolving credit facilities		$10,179,184	$15,476,929		$7,614,933	$231,827

(a)	Half of the outstanding balance on this facility matures in March 2016 and half matures in March 2017.

(b)	This line is held exclusively for financing of Chrysler loans.

(c)	This line is held exclusively for financing of Chrysler leases.

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

A summary of the cash flows received from consolidated securitization trusts during the three and nine months ended September 30, 2015 and 2014, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Assets securitized	$4,761,341	$3,166,785	$14,828,478	$12,241,653

Net proceeds from new securitizations (a)	$3,840,369	$2,592,845	$11,816,224	$10,310,701
Cash received for servicing fees (b)	182,960	164,325	518,563	465,678
Net distributions from Trusts (b)	486,377	468,207	1,558,772	1,427,079
Total cash received from Trusts	$4,509,706	$3,225,377	$13,893,559	$12,203,458

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.

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
The underlying notional amounts and aggregate fair values of these agreements at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$8,870,000	$(40,664)	$8,020,000	$3,827
Interest rate swap agreements not designated as hedges	2,833,000	(12,743)	3,206,000	(12,175)
Interest rate cap agreements	9,211,000	24,451	7,541,385	49,762
Options for interest rate cap agreements	9,211,000	(24,462)	7,541,385	(49,806)
Total return swap	—	—	250,594	(1,736)
Total return settlement	1,404,726	(53,322)	1,404,726	(48,893)

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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of September 30, 2015 and December 31, 2014:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015
Interest rate swaps - Santander & affiliates	$—	$—	$—	$—	$—	$—
Interest rate swaps - third party	—	—	—	—	—	—
Interest rate caps - Santander & affiliates	10,316	—	10,316	—	—	10,316
Interest rate caps - third party	14,135	—	14,135	—	—	14,135
Total derivatives subject to a master netting arrangement or similar arrangement	24,451	—	24,451	—	—	24,451
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$24,451	$—	$24,451	$—	$—	$24,451
Total financial assets	$24,451	$—	$24,451	$—	$—	$24,451

December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946	—	—	2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2015
Interest rate swaps - Santander & affiliates	$27,598	$—	$27,598	$—	$(23,960)	$3,638
Interest rate swaps - third party	25,809	—	25,809	—	(22,138)	3,671
Back to back - Santander & affiliates	10,316	—	10,316	—	(10,316)	—
Back to back - third party	14,146	—	14,146	—	(14,146)	—
Total derivatives subject to a master netting arrangement or similar arrangement	77,869	—	77,869	—	(70,560)	7,309
Total return swap	—	—	—	—	—	—
Total return settlement	53,322	—	53,322	—	—	53,322
Total derivatives not subject to a master netting arrangement or similar arrangement	53,322	—	53,322	—	—	53,322
Total derivative liabilities	$131,191	$—	$131,191	$—	$(70,560)	$60,631
Total financial liabilities	$131,191	$—	$131,191	$—	$(70,560)	$60,631

December 31, 2014
Interest rate swaps - Santander & affiliates	$15,783	$—	$15,783	$—	$(4,308)	$11,475
Interest rate swaps - third party	719	—	719	—	(191)	528
Back to back - Santander & affiliates	35,602	—	35,602	—	(35,602)	—
Back to back - third party	14,204	—	14,204	—	(14,204)	—
Total derivatives subject to a master netting arrangement or similar arrangement	66,308	—	66,308	—	(54,305)	12,003
Total return swap	1,736	—	1,736	—	(1,736)	—
Total return settlement	48,893	—	48,893	—	—	48,893
Total derivatives not subject to a master netting arrangement or similar arrangement	50,629	—	50,629	—	(1,736)	48,893
Total derivative liabilities	$116,937	$—	$116,937	$—	$(56,041)	$60,896
Total financial liabilities	$116,937	$—	$116,937	$—	$(56,041)	$60,896

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(43,025)	$(13,446)	$(383)	$12,822	$(906)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(3,746)			$8,227
Gains (losses) recognized in operating expenses	$3,836			$(1,290)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(80,201)	$(35,783)	$(292)	$6,230	$(5,501)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$677			$16,615
Gains (losses) recognized in operating expenses	$(10,197)			$(4,447)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three and nine months ended September 30, 2015 and 2014.

9.	Other Assets (As Restated)
Other assets were comprised as follows:

	September 30, 2015	December 31, 2014
Upfront fee (a)	$113,750	$125,000
Vehicles (b)	181,791	134,926
Manufacturer subvention payments receivable (a)	127,764	70,213
Accounts receivable	27,275	18,440
Prepaids	34,044	35,906
Derivative assets (Note 8)	50,419	34,876
Other	16,632	6,827
	$551,675	$426,188

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
The Company recorded income tax expense of $136,539 (36.6% effective tax rate) and $467,816 (35.7% effective tax rate) during the three and nine months ended September 30, 2015, respectively. The Company recorded income tax expense of $98,562 (35.5% effective tax rate) and $322,367 (36.0% effective tax rate) during the three and nine months ended September 30, 2014, respectively. The increase in effective tax rate for the three months ended September 30, 2015 is primarily due to favorable permanent book to tax differences recognized during the three months ended September 30, 2014.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At September 30, 2015 and December 31, 2014, the Company had a net receivable from (payable to) affiliates under the tax sharing agreement of ($396) and $467, respectively, which was included in related party taxes payable in the condensed consolidated balance sheets.
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
Under terms of agreements with a peer-to-peer personal lending platform company, the Company was committed as of September 30, 2015 to purchase at least the lesser of $30,000 per month or 50% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations thereafter through July 2017. This commitment could be reduced or canceled with 90 days’ notice. On October 9, 2015, the Company sent a notice of termination to the lending platform company (Note 17).
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
Pursuant to the terms of a Separation Agreement among former CEO Thomas G. Dundon, the Company, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will owe Mr. Dundon a cash payment of up to $115,139 (Note 12).

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

12.	Related-Party Transactions (As Restated)
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Line of credit agreement with Santander - New York Branch (Note 6)	$24,638	$21,408	$76,273	$68,991
Line of credit agreement with SHUSA (Note 6)	1,337	1,339	3,940	3,001
Letter of credit facility with Santander - New York Branch (Note 6)	—	128	—	379
Accrued interest for affiliate lines/letters of credit at September 30, 2015 and December 31, 2014, was as follows:

	September 30, 2015	December 31, 2014
Line of credit agreement with Santander - New York Branch (Note 6)	$7,979	$7,750
Line of credit agreement with SHUSA (Note 6)	235	242
Letter of credit facility with Santander - New York Branch (Note 6)	—	128
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
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $14,887,000 and $16,330,771 at September 30, 2015 and December 31, 2014, respectively (Note 8). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $49,591 and $32,118 at September 30, 2015 and December 31, 2014, respectively. Interest expense on these agreements includes amounts totaling $22,285 and $8,002 for the three months ended September 30, 2015 and 2014, respectively, and $54,513 and $29,585 for the nine months ended September 30, 2015 and 2014, respectively.
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
Also in connection with his departure, Mr. Dundon entered into a Separation Agreement with the Company, DDFS LLC, SHUSA and Santander. The Separation Agreement provided, among other things, that Mr. Dundon resign as Chairman of the Board, as CEO of the Company and as an officer and/or director of any of the Company’s subsidiary companies. Mr. Dundon would continue to serve as a Director of the Company's Board, and would serve as a consultant to the Company for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required bank regulatory approvals. Also subject to applicable regulatory approvals and law, Mr. Dundon’s outstanding stock options would remain exercisable until the third anniversary of his resignation, and subject to certain time limitations, Mr. Dundon would be permitted to exercise such options in whole, but not in part, and settle such options for a cash payment equal to the difference between the closing trading price of a share of Company common stock as of the date immediately preceding such exercise and the exercise price of such option. Mr. Dundon exercised this cash settlement option on July 2, 2015. The Separation Agreement also provided for the modification of terms for certain other equity-based awards (Note 15), subject to limitations of banking regulators and applicable law.
As of September 30, 2015, the Company has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of certain required regulatory approvals, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the condensed consolidated statement of income and comprehensive income in the period in which approval is obtained.

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

The calculation of earnings per share excludes employee stock option awards of 760,340 and 1,731,329 for the three months ended September 30, 2015 and 2014, and 760,340 and 1,539,861 for the nine months ended September 30, 2015 and 2014, respectively, as the effect of those securities would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per common share
Net income	$236,435	$179,163	$843,595	$572,564
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	357,380	348,372	353,684	348,047
Weighted average number of participating restricted common shares outstanding (in thousands)	467	584	467	584
Weighted average number of common shares outstanding (in thousands)	357,847	348,956	354,151	348,631
Earnings per common share	$0.66	$0.51	$2.38	$1.64
Earnings per common share - assuming dilution
Net income	$236,435	$179,163	$843,595	$572,564
Weighted average number of common shares outstanding (in thousands)	357,847	348,956	354,151	348,631
Effect of employee stock-based awards (in thousands)	1,261	6,966	585	7,179
Weighted average number of common shares outstanding - assuming dilution (in thousands)	359,108	355,922	354,736	355,810
Earnings per common share - assuming dilution	$0.66	$0.50	$2.38	$1.61

14.	Fair Value of Financial Instruments (As Restated)
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
Fair value estimates, methods, and assumptions are as follows:

		September 30, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$104,552	$104,552	$33,157	$33,157
Receivables held for sale (b)	2	2,709,643	2,760,561	46,586	46,586
Finance receivables held for investment, net (c)	3	23,478,376	25,150,822	23,911,649	25,576,337
Restricted cash (a)	1	2,217,879	2,217,879	1,920,857	1,920,857
Notes payable — credit facilities (d)	3	6,654,184	6,654,184	6,402,327	6,402,327
Notes payable — secured structured financings (e)	2	20,027,111	20,131,570	17,718,974	17,810,062
Notes payable — related party (f)	3	3,525,000	3,525,000	3,690,000	3,690,000

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,135	$—	$14,135	$—
Due from affiliates — trading interest rate caps (a)	10,316	—	10,316	—
Due from affiliates — treasury bills (c)	29,915	29,915	—	—
Other liabilities — trading options for interest rate caps (a)	14,146	—	14,146	—
Due to affiliates — trading options for interest rate caps (a)	10,316	—	10,316	—
Other liabilities — cash flow hedging interest rate swaps (a)	23,697	—	23,697	—
Due to affiliates — cash flow hedging interest rate swaps (a)	16,967	—	16,967	—
Other liabilities — trading interest rate swaps (a)	2,112	—	2,112	—
Due to affiliates — trading interest rate swaps (a)	10,631	—	10,631	—
Other liabilities — total return settlement (a)	53,322	—	—	53,322

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,160	$—	$14,160	$—
Due from affiliates — trading interest rate caps (a)	35,602	—	35,602	—
Other assets — cash flow hedging interest rate swaps (a)	2,796	—	2,796	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,823	—	4,823	—
Other assets — trading interest rate swaps (a)	150	—	150	—
Due from affiliates — trading interest rate swaps (a)	385	—	385	—
Other liabilities — trading options for interest rate caps (a)	14,204	—	14,204	—
Due to affiliates — trading options for interest rate caps (a)	35,602	—	35,602	—
Other liabilities — cash flow hedging interest rate swaps (a)	476	—	476	—
Due to affiliates — cash flow hedging interest rate swaps (a)	3,316	—	3,316	—
Other liabilities — trading interest rate swaps (a)	243	—	243	—
Due to affiliates — trading interest rate swaps (a)	12,467	—	12,467	—
Other liabilities — total return swap (b)	1,736	—	1,736	—
Other liabilities — total return settlement (a)	48,893	—	—	48,893

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
There were no amounts transferred into or out of Level 3 during the three and nine months ended September 30, 2015 and 2014, respectively. The table below presents the changes in all Level 3 balances for the nine months ended September 30, 2015 and 2014, respectively:

Total Return Settlement
Fair value, December 31, 2014	$48,893
Settlements	(5,768)
Losses recognized in earnings	10,197
Fair value, September 30, 2015	$53,322

Total Return Settlement
Fair value, December 31, 2013	$50,385
Settlements	(8,613)
Losses recognized in earnings	4,447
Fair value, September 30, 2014	$46,219
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

15.    Employee Benefit Plans (As Restated)
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
A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	21,357,911	$10.82	7.2	$187,637
Granted	433,844	24.29	—	—
Exercised	(8,893,119)	9.85	—	(123,621)
Expired	(6,862,576)	11.47	—	—
Forfeited	(225,935)	17.47	—	—
Options outstanding at September 30, 2015	5,810,125	12.31	6.8	47,134
Options exercisable at September 30, 2015	2,086,006	10.62	6.4	20,449

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
On July 2, 2015, Mr. Dundon exercised a right under the Separation Agreement to settle his vested options for a cash payment. Subject to limitations of banking regulators and applicable law, Mr. Dundon’s Separation Agreement also provided that his unvested stock options would vest in full and his unvested restricted stock awards would continue to vest in accordance with their terms as if he remained employed by the Company. In addition, any service-based vesting requirements that were applicable to Mr. Dundon’s outstanding RSUs in respect of his 2014 annual bonus were waived, and such RSUs continue to vest and be settled in accordance with the underlying award agreement. However, because the Separation Agreement did not receive the required regulatory approvals within 60 days of Mr. Dundon’s termination without cause, both the vested and unvested stock options are considered to have expired.

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

This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) (2015 Annual Report on Form 10-K/A) and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding the Company at www.sec.gov.
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

Third Quarter 2015 Summary of Results
Our strong performance in the third quarter of 2015 highlights our ability to execute on our strategy of optimizing the mix of retained assets versus assets sold and serviced for others. These key highlights included:

•	Growth of 13.6% in net finance and other interest income compared to the same quarter in 2014;

•	Net income of $236.4 million compared with $179.2 million for the same quarter in 2014, or a 32.0% increase year-over-year;

•	Originations of $7.6 billion, in line with $7.6 billion in the prior quarter and up from $7.4 billion originated in the same quarter in 2014;

•	Asset sales of $3.1 billion, up from $2.8 billion in the prior quarter, and up from $2.4 billion in the same quarter in 2014;

•	Serviced for others portfolio of $14.8 billion, up from $13.1 billion in the prior quarter and $10.2 billion in the same period last year;

•	Expense ratio of 2.1%, consistent with 2.1% in the prior quarter and up from 2.0% in the same quarter last year.
Recent Developments and Other Factors Affecting Our Results of Operations
Restatement of Previously Issued Financial Statements
As discussed further in Note 2 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014. The following discussion has been updated to reflect the effects of the restatement.
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

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and nine months ended September 30, 2015 and 2014 have been as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Dollar amounts in thousands)
Retained Originations	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Retail installment contracts	$4,650,381	$3,497,949	$13,602,409	$10,439,003
Average APR	16.1%	15.0%	17.2%	15.9%
Discount	1.1%	3.0%	2.1%	3.4%

Personal loans	$158,328	$249,474	$582,735	$619,993
Average APR	21.0%	21.6%	19.4%	22.7%
Discount	—	—	—	—

Receivables from dealers	$—	$1,609	$—	$25,515
Average APR	—	3.5%	—	4.1%
Discount	—	—	—	—

Leased vehicles	$1,568,104	$1,267,291	$4,122,527	$3,389,214

Capital lease receivables	$1,103	$31,503	$64,906	$51,076
Total originations retained	$6,377,916	$5,047,826	$18,372,577	$14,524,801

Sold Originations
Retail installment contracts	$1,243,456	$1,707,984	$3,580,539	$4,906,267
Average APR	2.4%	4.8%	4.1%	5.0%

Receivables from dealers	$—	$—	$—	$8,724
Average APR	—	—	—	5.3%

Leased vehicles	$—	$—	$—	$369,114
Total originations sold	$1,243,456	$1,707,984	$3,580,539	$5,284,105

Total SC originations	$7,621,372	$6,755,810	$21,953,116	$19,808,906

Facilitated Originations
Receivables from dealers	$—	$139,408	$—	$392,920
Leased vehicles	—	464,523	632,471	1,196,637
Total originations facilitated for affiliates	$—	$603,931	$632,471	$1,589,557

Total originations	$7,621,372	$7,359,741	$22,585,587	$21,398,463

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

Our ending held for investment portfolio, average APR, and remaining unaccreted discount as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Retail installment contracts	$27,131,221	$25,401,461
Average APR	16.9%	16.0%
Discount	2.8%	2.9%

Personal loans (b)	$—	$2,128,769
Average APR	—	23.1%
Discount	—	0.1%

Receivables from dealers	$76,293	$100,164
Average APR	4.6%	4.3%
Discount	—	—

Leased vehicles	$6,868,843	$5,490,277

Capital leases	$112,477	$91,350

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

(b)	As of September 30, 2015 all of the Company's personal loans were classified as held for sale.
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

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Dollar amounts in thousands, except per share data)
Income Statement Data	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Interest on individually acquired retail installment contracts	$1,152,994	$1,011,926	$3,354,050	$2,948,498
Interest on purchased receivables portfolios	16,770	43,123	66,450	164,332
Interest on receivables from dealers	1,060	896	3,528	3,502
Interest on personal loans	114,261	85,822	337,729	251,898
Interest on finance receivables and loans	1,285,085	1,141,767	3,761,757	3,368,230
Net leased vehicle income	92,666	55,233	224,519	118,024
Other finance and interest income	9,334	2,512	23,413	3,636
Interest expense	171,420	129,135	470,898	381,895
Net finance and other interest income	1,215,665	1,070,377	3,538,791	3,107,995
Provision for credit losses on individually acquired retail installment contracts	619,895	586,384	1,607,376	1,544,512
Increase (decrease) in impairment related to purchased receivables portfolios	(2,500)	(4,876)	(11,872)	(20,396)
Provision for credit losses on receivables from dealers	(42)	(275)	252	(442)
Provision for credit losses on personal loans	105,813	134,483	324,634	299,750
Provision for credit losses on capital leases	756	6,025	14,758	6,025
Provision for credit losses	723,922	721,741	1,935,148	1,829,449
Profit sharing	11,818	10,556	46,835	66,773
Other income	154,336	142,842	519,230	419,187
Operating expenses	261,287	203,197	764,627	736,029
Income before tax expense	372,974	277,725	1,311,411	894,931
Income tax expense	136,539	98,562	467,816	322,367
Net income	$236,435	$179,163	$843,595	$572,564
Share Data
Weighted-average common shares outstanding
Basic	357,846,564	348,955,505	354,150,973	348,630,740
Diluted	359,108,197	355,921,570	354,735,772	355,809,576
Earnings per share
Basic	$0.66	$0.51	$2.38	$1.64
Diluted	$0.66	$0.50	$2.38	$1.61

Dividends declared per share	$—	$—	$—	$0.15

Balance Sheet Data
Finance receivables held for investment, net	$23,478,376	$22,979,953	$23,478,376	$22,979,953
Finance receivables held for sale	2,709,643	90,129	2,709,643	90,129
Goodwill and intangible assets	110,966	127,991	110,966	127,991
Total assets	36,035,625	30,817,354	36,035,625	30,817,354
Total borrowings	30,206,295	26,834,477	30,206,295	26,834,477
Total liabilities	31,583,641	27,451,961	31,583,641	27,451,961
Total equity	4,451,984	3,365,393	4,451,984	3,365,393
Allowance for credit losses	2,996,924	2,785,351	2,996,924	2,785,351

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Dollar amounts in thousands)
Other Information	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$564,820	$432,378	$1,184,245	$1,015,388
Charge-offs, net of recoveries, on purchased receivables portfolios	1,563	8,728	(6,103)	47,571
Charge-offs, net of recoveries, on receivables from dealers	—	—	—	—
Charge-offs, net of recoveries, on personal loans	490,548	79,938	673,294	178,675
Charge-offs, net of recoveries, on capital leases	3,027	—	11,048	—
Total charge-offs, net of recoveries	1,059,958	521,044	1,862,484	1,241,634
End of period individually acquired retail installment contracts delinquent principal over 60 days	1,012,042	888,940	1,012,042	888,940
End of period personal loans delinquent principal over 60 days	165,759	131,537	165,759	131,537
End of period delinquent principal over 60 days	1,200,230	1,101,525	1,200,230	1,101,525
End of period assets covered by allowance for credit losses	26,907,346	25,680,258	26,907,346	25,680,258
End of period gross individually acquired retail installment contracts held for investment	26,718,576	23,890,480	26,718,576	23,890,480
End of period gross personal loans	2,261,789	1,640,276	2,261,789	1,640,276
End of period gross finance receivables and loans held for investment	27,319,991	26,806,074	27,319,991	26,806,074
End of period gross finance receivables, loans, and leases held for investment	34,188,834	31,820,026	34,188,834	31,820,026
Average gross individually acquired retail installment contracts	27,687,564	24,150,655	26,596,429	23,261,250
Average gross purchased receivables portfolios	467,643	1,149,344	618,362	1,446,655
Average Gross receivables from dealers	81,490	113,372	93,817	124,026
Average Gross personal loans	2,284,951	1,567,511	2,201,551	1,369,631
Average Gross capital leases	120,334	35,741	122,366	16,388
Average Gross finance receivables and loans	30,641,982	27,016,623	29,632,525	26,217,950
Average Gross finance receivables, loans, and leases	37,040,857	31,576,175	35,701,048	29,954,762
Average managed assets	50,961,182	40,396,797	47,812,496	36,923,075
Average total assets	36,035,588	30,535,264	34,753,501	29,231,591
Average debt	30,416,494	26,750,117	29,575,308	25,718,012
Average total equity	4,268,855	3,232,743	3,991,071	3,018,674
Ratios
Yield on individually acquired retail installment contracts	16.7%	16.8%	16.8%	16.9%
Yield on purchased receivables portfolios	14.3%	15.0%	14.3%	15.1%
Yield on receivables from dealers	5.2%	3.2%	5.0%	3.8%
Yield on personal loans (1)	20.0%	21.9%	20.5%	24.5%
Yield on earning assets (2)	15.0%	15.2%	15.0%	15.5%
Cost of debt (3)	2.3%	1.9%	2.1%	2.0%
Net interest margin (4)	13.1%	13.6%	13.2%	13.8%
Expense ratio (5)	2.1%	2.0%	2.1%	2.7%
Return on average assets (6)	2.6%	2.3%	3.2%	2.6%
Return on average equity (7)	22.2%	22.2%	28.2%	25.3%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.2%	7.2%	5.9%	5.8%
Net charge-off ratio on purchased receivables portfolios (8)	1.3%	3.0%	(1.3)%	4.4%
Net charge-off ratio on receivables from dealers (8)	—	—	—	—
Net charge-off ratio on personal loans (8)	85.9%	20.4%	40.8%	17.4%
Net charge-off ratio (8)	13.8%	7.7%	8.4%	6.3%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	3.8%	3.7%	3.8%	3.7%
Delinquency ratio on personal loans, end of period (9)	7.3%	8.0%	7.3%	8.0%
Delinquency ratio on loans held for investment, end of period (9)	4.4%	4.1%	4.4%	4.1%
Equity to assets ratio	12.4%	10.9%	12.4%	10.9%
Tangible common equity to tangible assets (10)	12.1%	10.5%	12.1%	10.5%
Common stock dividend payout ratio (11)	—	—	—	9.1%
Allowance ratio (12)	11.1%	10.8%	11.1%	10.8%

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

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective portfolio. During the three months ended September 30, 2015, we recorded non-recurring impairment charges on finance receivables held for sale and on finance receivables sold during the period. The associated impairment was recorded through charge-off expense. The charge-off ratio for the three and nine months ended September 30, 2015, adjusted for these non-recurring impairments, is presented in the tables below:

	Three Months Ended September 30, 2015
	Retail Installment Contracts Acquired Individually	Purchased Receivables	Personal Loans	Capital Lease	Receivables from Dealers Held for Investment	Total
	As Restated (a)					As Restated (a)
Charge-offs, net of recoveries	$564,820	$1,563	$490,548	$3,027	$—	$1,059,958
Less: Non-recurring impairment charge	64,140	—	377,598	—	—	441,738
Adjusted charge-offs, net of recoveries	$500,680	$1,563	$112,950	$3,027	$—	$618,220
Average gross balance	$27,687,564	$467,643	$2,284,951	$120,334	$81,490	$30,641,982
Adjusted charge-off ratio	7.2%	1.3%	19.8%	10.1%	—	8.1%

	Nine Months Ended September 30, 2015
	Retail Installment Contracts Acquired Individually	Purchased Receivables	Personal Loans	Capital Lease	Receivables from Dealers Held for Investment	Total
	As Restated (a)					As Restated (a)
Charge-offs, net of recoveries	$1,184,245	$(6,103)	$673,294	$11,048	$—	$1,862,484
Less: Non-recurring impairment charge	73,388	—	377,598	—	—	450,986
Adjusted charge-offs net of recoveries	$1,110,857	$(6,103)	$295,696	$11,048	$—	$1,411,498
Average gross balance	$26,596,429	$618,362	$2,201,551	$122,366	$93,817	$29,632,525
Adjusted charge-off ratio	5.6%	(1.3)%	17.9%	12.0%	—	6.4%

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

	September 30, 2015	September 30, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Total equity	$4,451,984	$3,365,393
Deduct: Goodwill and intangibles	110,966	127,991
Tangible common equity	$4,341,018	$3,237,402

Total assets	$36,035,625	$30,817,354
Deduct: Goodwill and intangibles	110,966	127,991
Tangible assets	$35,924,659	$30,689,363

Equity to assets ratio	12.4%	10.9%
Tangible common equity to tangible assets	12.1%	10.5%

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

Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (a)
Interest on finance receivables and loans	$1,285,085	$1,141,767	$3,761,757	$3,368,230
Leased vehicle income	267,211	181,713	742,684	439,330
Other finance and interest income	9,334	2,512	23,413	3,636
Total finance and other interest income	1,561,630	1,325,992	4,527,854	3,811,196
Interest expense	171,420	129,135	470,898	381,895
Leased vehicle expense	174,545	126,480	518,165	321,306
Net finance and other interest income	1,215,665	1,070,377	3,538,791	3,107,995
Provision for credit losses	723,922	721,741	1,935,148	1,829,449
Net finance and other interest income after provision for credit losses	491,743	348,636	1,603,643	1,278,546
Profit sharing	11,818	10,556	46,835	66,773
Net finance and other interest income after provision for credit losses and profit sharing	479,925	338,080	1,556,808	1,211,773
Total other income	154,336	142,842	519,230	419,187
Total operating expenses	261,287	203,197	764,627	736,029
Income before income taxes	372,974	277,725	1,311,411	894,931
Income tax expense	136,539	98,562	467,816	322,367
Net income	$236,435	$179,163	$843,595	$572,564

Net income	$236,435	$179,163	$843,595	$572,564
Change in unrealized gains (losses) on cash flow hedges, net of tax	(18,513)	8,685	(27,792)	7,409
Comprehensive income	$217,922	$187,848	$815,803	$579,973

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014 (As Restated)
Interest on Finance Receivables and Loans

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Interest on individually acquired retail installment contracts	$1,152,994	$1,011,926	$141,068	14%	$3,354,050	$2,948,498	$405,552	14%
Interest on purchased receivables portfolios	16,770	43,123	(26,353)	(61)%	66,450	164,332	(97,882)	(60)%
Interest on receivables from dealers	1,060	896	164	18%	3,528	3,502	26	1%
Interest on personal loans	114,261	85,822	28,439	33%	337,729	251,898	85,831	34%
Interest on finance receivables and loans	$1,285,085	$1,141,767	$143,318	13%	$3,761,757	$3,368,230	$393,527	12%
Income from individually acquired retail installment contracts increased $141 million, or 14%, from the third quarter of 2014 to the third quarter of 2015, and increased $406 million, or 14%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, consistent with the growth in the average outstanding balance of our portfolio of these contracts of $3.3 billion, or 14.3%, for the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Retained originations during the three and nine months ended September 30, 2015 carried an average APR of 16.1% and 17.2%, respectively, compared to an average APR of 15.0% and 15.9% for the same periods in 2014.
Income from purchased receivables portfolios decreased $26 million, or 61%, from the third quarter of 2014 to the third quarter of 2015, and decreased $98 million, or 60%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.1 billion in the third quarter of 2014, to $0.5 billion in the third quarter of 2015.
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
Leased Vehicle Income and Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$267,211	$181,713	$85,498	47%	$742,684	$439,330	$303,354	69%
Leased vehicle expense	174,545	126,480	48,065	38%	518,165	321,306	196,859	61%
Leased vehicle income, net	$92,666	$55,233	$37,433	68%	$224,519	$118,024	$106,495	90%

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
Provision for Credit Losses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$619,895	$586,384	$33,511	6%	$1,607,376	$1,544,512	$62,864	4%
Increase (decrease) in impairment related to purchased receivables portfolios	(2,500)	(4,876)	2,376	(49)%	(11,872)	(20,396)	8,524	(42)%
Provision for credit losses on receivables from dealers	(42)	(275)	233	(85)%	252	(442)	694	(157)%
Provision for credit losses on personal loans	105,813	134,483	(28,670)	(21)%	324,634	299,750	24,884	8%
Provision for credit losses on capital leases	756	6,025	(5,269)	(87)%	14,758	6,025	8,733	145%
Provision for credit losses	$723,922	$721,741	$2,181	—%	$1,935,148	$1,829,449	$105,699	6%
Provision for credit losses on our individually acquired retail installment contracts increased $34 million, or 6%, from the third quarter of 2014 to the third quarter of 2015, and increased $63 million, or 4%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Although provision for credit losses remained relatively flat period over period, the provision for credit losses was reduced in connection with the sale of certain assets. We also recorded lower of cost or market adjustments for certain loans upon sale or upon reclassification to held for sale, which were reflected as a charge-off against the credit loss allowance. The impact of these sales and lower of cost or market adjustments to the provision for credit losses was a reduction to provision expense of approximately $38 million and $113 million for the three and nine months ended September 30, 2015.
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
Provision for credit losses on personal loans decreased $29 million, or 21%, from the third quarter of 2014 to the third quarter of 2015, and increased $25 million, or 8%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The net impact of the reclassification of our personal loans to held for sale was a positive impact to the provision for credit losses of $14 million for the three and nine months ended September 30, 2015. Additionally, for the three months ended September 30, 2015, originations and purchases of personal loans were 37% lower than in the same period in 2014. For the nine months ended September 30, 2015, factors impacting provision for credit losses included the 46% growth in the average unpaid principal balance of the portfolio and a credit reassessment performed earlier in the year which indicated a higher percentage of loans in the <560 FICO® band group.

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
Other Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Investment gains, net	$22,684	$31,162	$(8,478)	(27)%	$133,998	$87,478	$46,520	53%
Servicing fee income	35,910	20,547	15,363	75%	88,756	53,051	35,705	67%
Fees, commissions, and other	95,742	91,133	4,609	5%	296,476	278,658	17,818	6%
Total other income	$154,336	$142,842	$11,494	8%	$519,230	$419,187	$100,043	24%
Average serviced for others portfolio	$13,912,095	$8,613,450	$5,298,645	62%	$12,356,122	$6,888,269	$5,467,853	79%

Investment gains decreased $8 million in the third quarter of 2015 compared to the third quarter of 2014 as a result of the non-recurrence of a gain recognized on a CCART securitization that settled during the third quarter of 2014. Investment gains increased during the nine months ended September 30, 2015 as compared to the same period of 2014, primarily due to the sale of loans to a new third party purchaser in the second quarter of 2015. We also executed two bulk lease sales to a third party during the three and nine months ended September 30, 2015, whereas there were no such lease sales in 2014.
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
Fees, commissions, and other increased $5 million, or 5%, from the third quarter of 2014 to the third quarter of 2015, and increased $18 million, or 6%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to additional fee income as our revolving personal loan portfolio grew. The increase in fees and commissions attributable to growth in the organic and personal loan portfolio were offset by the run-off of the purchased loan portfolio, where fees and commissions for the three and nine months ended 2015 were $12.0 million and $21.7 million lower than the same periods in 2014. Additionally, we recorded $7.9 million in deficiency income from the sale of charged-off assets in the first nine months of 2015 compared to $14.7 million in the same period of 2014.
Total Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$114,070	$88,940	$25,130	28%	$325,583	$384,544	$(58,961)	(15)%
Repossession expense	60,770	50,738	10,032	20%	175,066	144,817	30,249	21%
Other operating costs	86,447	63,519	22,928	36%	263,978	206,668	57,310	28%
Total operating expenses	$261,287	$203,197	$58,090	29%	$764,627	$736,029	$28,598	4%
Total operating expenses increased $58 million, or 29%, from the third quarter of 2014 to the third quarter of 2015, and increased $29 million, or 4%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 impacted most notably by salary and benefits expense.
For the third quarter of 2015, salary and benefits expenses increased by $25 million, or 28% compared to the same period in 2014, which was primarily attributable to an increase in average headcount of 13% compared to September 30, 2014. For the nine months ended September 30, 2015, salary and benefits expense decreased $59 million, or 15% compared to the same period in 2014, primarily due to the non-recurrence of $120 million in stock compensation and other IPO-related expenses recorded upon and in connection with our IPO in January 2014, partly offset by increased headcount. Repossession expense increased for the three and nine months ended September 30, 2015 as a result of portfolio growth. After adjusting for the IPO-related expenses in 2014, our expense ratio decreased from 2.7% in the first nine months of 2014 to 2.1% in the first nine months of 2015.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$136,539	$98,562	$37,977	39%	$467,816	$322,367	$145,449	45%
Income before income taxes	372,974	277,725	95,249	34%	1,311,411	894,931	416,480	47%
Effective tax rate	36.6%	35.5%			35.7%	36.0%
Our effective tax rate increased from 35.5% in the third quarter of 2014 to 36.6% in the third quarter of 2015 and decreased from 36.0% in the nine months ended September 30, 2014 to 35.7% in the nine months ended September 30, 2015. The increase in effective tax rate for the three months ended September 30, 2015 is primarily due to favorable permanent book to tax differences recognized during the three months ended September 30, 2014.

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

	September 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (b)
	(Dollar amounts in thousands)
	As Restated (a)
Unpaid principal balance	$26,718,576	$76,293	$—
Credit loss allowance	(2,982,699)	(926)	—
Discount	(763,489)	—	—
Capitalized origination costs and fees	60,540	—	—
Net carrying balance	$23,032,928	$75,367	$—
Allowance as a percentage of unpaid principal balance	11.2%	1.2%
Allowance and discount as a percentage of unpaid principal balance	14.0%	1.2%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

(b)	As of September 30, 2015 all of the Company's personal loans were classified as held for sale.

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance	(2,586,685)	(674)	(348,660)
Discount	(749,921)	—	(1,356)
Capitalized origination costs and fees	52,964	—	1,024
Net carrying balance	$21,271,464	$99,490	$1,779,777
Allowance as a percentage of unpaid principal balance	10.5%	0.7%	16.4%
Allowance and discount as a percentage of unpaid principal balance	13.6%	0.7%	16.4%

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

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Outstanding balance	$415,395	$853,219
Outstanding recorded investment, net of impairment	$270,765	$679,079

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

	Nine Months Ended September 30,
	2015		2014
	Retail Installment Contracts - Held for Investment	Personal Loans (4)	Retail Installment Contracts - Held for Investment	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)		As Restated (a)
Principal outstanding at period end	$27,131,221	$—	$24,923,308	$1,640,276
Average principal outstanding during the period	$26,338,639	2,201,551	$24,420,669	$1,369,631
Number of receivables outstanding at period end	1,634,261	1,935,420	1,620,995	1,710,372
Average number of receivables outstanding during the period	1,658,194	1,942,177	1,618,615	1,672,596
Number of repossessions (1)	183,430	n/a	166,045	n/a
Number of repossessions as a percent of average number of receivables outstanding (2)	14.7%	n/a	13.7%	n/a
Net losses (3)	$1,178,142	$673,294	$1,062,959	$178,675
Net losses as a percent of average principal amount outstanding (2)	6.0%	40.8%	5.8%	17.4%

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

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,548,556	$—	$1,372,876	$—
Bankruptcy-related accounts	103,545	—	125,978	—
Extension of maturity date	54,975	—	99,758	—
Interest rate reduction	75,165	15,696	118,074	17,347
Other	53,707	—	44,825	—
Total modified loans	$1,835,948	$15,696	$1,761,511	$17,347
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)		As Restated (a)
Outstanding recorded investment	$4,320,881	$15,696	$4,044,070	$17,356
Impairment	(1,330,401)	(12,568)	(1,172,149)	(6,939)
Outstanding recorded investment, net of impairment	$2,990,480	$3,128	$2,871,921	$10,417

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	September 30, 2015		December 31, 2014
	Retail Installment Contracts	Personal Loans (1)	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
			As Restated (a)
Principal 31-60 days past due	$858,206	$1,647	$912,555	$1,595
Delinquent principal over 60 days	447,587	4,326	468,272	5,131
Total delinquent TDRs	$1,305,793	$5,973	$1,380,827	$6,726

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
Liquidity Management, Funding and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with fourteen third-party banks and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $4.4 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
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

	Nine Months Ended September 30,
	2015	2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Net cash provided by operating activities	$2,684,236	$2,778,662
Net cash used in investing activities	$(6,285,026)	$(6,241,062)
Net cash provided by financing activities	$3,672,185	$3,495,758

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Cash Provided by Operating Activities
Net cash provided by operating activities decreased $94 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, primarily driven by $563 million in increased cash outflows for originations held for sale and $246 million in lower proceeds from sales and repayments of receivables held for sale, offset by $271 million of higher profits and $427 million in higher non-cash net expenses.

Cash Used in Investing Activities
Net cash used in investing activities increased $44 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, primarily due to an additional $1.6 billion in cash outflows for originations held for investment and a $41 million increase in restricted cash, which was largely offset by a $1.3 billion increase in proceeds from lease sales of leased vehicles, as we executed our first bulk lease sales to a third party in 2015, and a $280 million increase in proceeds from sales and repayment of receivables held for investment.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $176 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, primarily due to a $68 million increase in proceeds from stock option exercises, and an additional $30 million in net proceeds from borrowings. In addition, we did not pay any dividends during the first nine months of 2015, but paid $52 million during the first nine months of 2014.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2015, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

Review of New, Unusual or Significant Transactions

Management identified an error in the accounting treatment of certain transactions related to separation agreements with the former Chairman of the Board and CEO of the Company. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to this transaction in accordance with GAAP did not operate effectively in that management failed to detect as part of the review procedures that regulatory approval was prerequisite to recording the transaction and that approval had not been obtained prior to recording the transaction and therefore should have not been recorded.

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

This material weakness relates to the following financial statement line items: compensation expense, other liabilities, deferred tax liabilities, net, and additional paid in capital and the related disclosures within Note 16 - Shareholders' Equity.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter ended September 30, 2015 covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have identified control deficiencies in our financial reporting process as of September 30, 2015 that constitute material weaknesses, which contributed to the restatement of the unaudited condensed consolidated financial statements in our previously filed Form 10-Q for the quarter ended September 30, 2015. See Part I, Item 4 in this Form 10-Q/A. We have initiated certain measures, including the enhancement of our model framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2015, File No. 333-189807)
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith.

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