Form 10-K/A
period 2015-12-31
Santander Consumer USA Holdings Inc.
filed 2016-10-27
CIK 1580608

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

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to its 2015 annual meeting of stockholders (the Proxy Statement) are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated.

EXPLANATORY NOTE

As used in this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015 (the “Form 10-K/A”), the terms
“Company,” “our,” “us” or “we” refer to Santander Consumer USA Holdings Inc., a Delaware Corporation.

This Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2016 (the “Original Filing”). This Form 10-K/A
is being filed to restate our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 and to make related corrections to certain disclosures in the Original Filing. The Original Filing included the restatement of consolidated financial statements for the years ended December 31, 2014 and 2013 relating to an error in our methodology for estimating credit loss allowance for individually acquired retail installment contracts held for investment. The restatement of our financial statements in this Form 10-K/A reflects the correction of this error and the following additional errors identified subsequent to the filing of the Original Filing: (i) error related to the lack of consideration of net discount when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment contracts held for investment, (ii) error in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on individually acquired retail installment contracts held for investment, (iii) error in computing the present value of expected future cash flows whereby the TDRs’ weighted-average original contractual interest rate was utilized rather than the TDRs’ weighted-average original effective interest rate as required by U.S. GAAP and (iv) error in our recognition of certain executive severance-related and stock compensation expenses and liabilities which should not have been recorded as all the applicable regulatory approvals have not been obtained. The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the years ended December 31, 2015, 2014 and 2013. Further explanation regarding the restatement is set forth in Note 2 to the audited consolidated financial statements included in this Form 10-K/A.

The following sections in the Original Filing have been corrected in this Form 10-K/A to reflect this restatement:

•	Part I - Item 1A: Risk Factors

•	Part II - Item 6: Selected Financial Data

•	Part II - Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8: Financial Statements and Supplementary Data

•	Part II - Item 9A: Controls and Procedures

•	Part II - Item 9B: Other Information

•	Part IV - Item 15: Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing.

Unless otherwise specified or the context otherwise requires, the use herein of the terms “we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Annual Report on Form 10-K/A.

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
LendingClub	LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
Original Filing	Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016

Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
Shareholders Agreement
The Shareholders agreement dated January 28, 2014, by and among the Company, SHUSA, DDFS, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP, and, for the certain sections set forth therein, Banco Santander

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
Supervision and Regulation
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, Servicemembers Civil Relief, Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by the SEC, the CFPB, the FTC, the DOJ and by regulatory agencies in each state in which we are licensed. In addition, we are directly and indirectly, through our relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the ECB, and the Federal Reserve, which has the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth. Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A—Risk Factors of this Annual Report on Form 10-K/A.
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

As of December 31, 2015, more than 88% of our vehicle consumer loans and more than 48% of our personal loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless will experience higher default rates than a portfolio of obligations of prime obligors. In the event of such a default on an auto loan, generally the most practical alternative is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables. We repossessed 252,281 vehicles, incurring $1.8 billion in net losses, during the twelve months ended December 31, 2015, of which 238,136 repossessions and $1.7 billion of net losses were on nonprime receivables. We experienced a default rate of 7.6% for nonprime receivables and 2.6% for prime receivables during the twelve months ended December 31, 2015.

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
For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. Our credit loss allowance as of December 31, 2015, is $3.2 billion, or 11.9% of outstanding principal balances. The determination of the appropriate level of the allowance for credit losses and nonaccretable difference inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for credit losses. In addition, if net charge-offs in future periods exceed the allowance for credit losses, we will need to make additional provisions to increase the allowance. There is no precisely accurate method for predicting credit losses, and we cannot provide assurance that our current or future credit loss allowance will be sufficient to cover actual losses.

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

We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 83.3% as of December 31, 2015. Although our total borrowings are restricted by covenants in our credit facilities and market conditions, our Board may change our target borrowing levels at any time without the approval of our stockholders. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.

Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness. At December 31, 2015 and 2014, we had $30.4 billion and $27.8 billion, respectively, in principal amount of indebtedness outstanding (including $29.0 billion and $25.7 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted 11.7% of our total net finance and other interest income, net of leased vehicle expense, for the twelve months ended December 31, 2015.

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

We have made business acquisitions for which it is possible that the goodwill and intangible assets which have been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill and intangible assets is performed annually, or more frequently if impairment indicators are present. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Our stock price and various other factors affect the assessment of the fair value of our underlying business for purposes of performing any goodwill and intangible asset impairment assessment. We had impairment on intangible assets of $3.5 million, $16.8 million and zero during the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, our stock price has declined significantly since December 31, 2015, and we may be required to record impairment of our $74 million in goodwill, as well as additional impairment on our $18 million in intangible assets not subject to amortization, in periods subsequent to December 31, 2015.

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

On February 29, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline  for filing the Annual Report on Form 10-K ("Original Filing") from 60 days after the fiscal year-end (February 29, 2016) to 75 days after the fiscal-year end (March 15, 2016). We did not file the Form 10-K by the extended filing deadline. Among other consequences, our failure to file our Form 10-K by the extended filing deadline will result in the suspension of our eligibility to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of twelve months, which may increase the time and resources we need to expend if we choose to access the public capital markets.

Lapses in internal controls including internal control over financial reporting could materially and adversely affect our operations, liquidity and/or reputation.
We have identified control deficiencies in our financial reporting process as of December 31, 2015 that constitute material weaknesses, which contributed to the restatement of the audited consolidated financial statements in our previously filed Form 10-K for the year ended December 31, 2015. See Part II, Item 9A in this Form 10-K/A. We have initiated certain measures, including the enhancement of our model framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS

Santander Consumer USA Holdings Inc. currently has an open comment letter from the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s Form 10-K for the fiscal year ended December 31, 2014, as filed on March 2, 2015, and Form 10-Q for the quarter ended September 30, 2015, as filed on October 29, 2015, with respect to estimating the Company's credit loss allowance, including the removal of seasonality and the increase in TDR impairment during the quarterly period ended September 30, 2015, as well as certain TDR disclosures in such filings.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Dallas, Texas, where we lease approximately 373,000 square feet of office and operations space pursuant to a lease agreement expiring in 2024. We also lease an additional 88,000 square foot facility in Dallas, Texas, a 165,000 square foot servicing facility in North Richland Hills, Texas, a 73,000 square foot servicing facility in Lewisville, Texas, a 43,000 square foot servicing facility in Englewood, Colorado, a 21,000 square foot servicing facility in San Juan, Puerto Rico, a 117,000 square foot servicing facility in Mesa, Arizona, and a 2,000 square foot operations facility in Costa Mesa, California, under leases that expire at various dates through 2018. Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation. For additional information regarding the Company’s properties refer to Note 12— "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in thousands, except per share data)
Income Statement Data	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (b)	As Restated (b)
Interest on individually acquired retail installment contracts	$4,483,054	$3,941,170	$3,158,636	$2,203,700	$1,695,748
Interest on purchased receivables portfolios	91,157	199,151	409,895	704,770	870,257
Interest on receivables from dealers	4,537	4,814	6,663	7,177	14,394
Interest on personal loans	453,081	348,278	128,351	—	—
Interest on finance receivables and loans	5,031,829	4,493,413	3,703,545	2,915,647	2,580,399
Net leased vehicle income	311,373	175,340	33,377	—	—
Other finance and interest income	18,162	8,068	6,010	12,722	14,324
Interest expense	628,791	523,203	408,787	377,258	415,295
Net finance and other interest income	4,732,573	4,153,618	3,334,145	2,551,111	2,179,428
Provision for credit losses on individually acquired retail installment contracts	2,433,617	2,101,744	1,506,107	958,671	641,020
Increase (decrease) in impairment related to purchased receivables portfolios	(13,818)	(24,082)	13,964	3,378	77,662
Provision for credit losses on receivables from dealers	242	(416)	1,090	—	—
Provision for credit losses on personal loans	324,634	434,030	192,745	—	—
Provision for credit losses on capital leases	41,196	9,991	—	—	—
Provision for credit losses	2,785,871	2,521,267	1,713,907	962,049	718,682
Profit sharing	57,484	74,925	78,246	—	—
Other income	421,643	559,902	312,578	281,317	466,901
Operating expenses	1,021,249	996,193	706,264	523,903	589,210
Income before tax expense	1,289,612	1,121,135	1,148,306	1,346,476	1,338,437
Income tax expense	465,572	395,851	427,142	505,651	496,747
Net income	824,040	725,284	721,164	840,825	841,690
Noncontrolling interests	—	—	1,821	(7,737)	(32,175)
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$824,040	$725,284	$722,985	$833,088	$809,515
Share Data
Weighted-average common shares outstanding
Basic	355,102,742	348,723,472	346,177,515	346,164,717	246,056,761
Diluted	356,163,076	355,722,363	346,177,515	346,164,717	246,056,761
Earnings per share
Basic	$2.32	$2.08	$2.09	$2.41	$3.29
Diluted	$2.31	$2.04	$2.09	$2.41	$3.29
Dividends declared per share	$—	$0.15	$0.84	$2.12	$1.89
Balance Sheet Data
Finance receivables held for investment, net	$23,367,788	$23,911,649	$21,347,861	$16,288,244	$16,613,523
Finance receivables held for sale, net	2,859,575	46,586	81,956	—	—
Goodwill and intangible assets	107,072	110,938	128,720	126,700	125,427
Total assets	36,448,958	32,368,751	26,470,569	18,820,909	19,367,792
Total borrowings	30,375,679	27,811,301	23,295,660	16,227,995	16,790,518
Total liabilities	32,016,409	28,842,535	23,774,805	16,598,006	17,253,567
Total equity	4,432,549	3,526,216	2,695,764	2,222,903	2,114,225
Allowance for credit losses	3,218,208	2,945,608	2,129,488	1,428,034	942,850

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in thousands)
Other Information	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (b)	As Restated (b)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$1,795,771	$1,464,107	$985,093	$495,031	$390,781
Charge-offs, net of recoveries, on purchased receivables portfolios	(2,720)	59,657	178,932	451,529	573,788
Charge-offs, net of recoveries, on receivables from dealers	—	—	—	—	—
Charge-offs, net of recoveries, on personal loans	673,294	264,720	13,395	—	—
Charge-offs, net of recoveries, on capital leases	30,907	402	—	—	—
Total charge-offs, net of recoveries	2,497,252	1,788,886	1,177,420	946,560	964,569
End of period individually acquired retail installment contracts delinquent principal over 60 days	1,191,567	1,030,580	855,315	523,202	343,633
End of period personal loans delinquent principal over 60 days	168,906	138,400	65,360	—	—
End of period delinquent principal over 60 days	1,377,770	1,241,453	1,102,373	865,917	767,838
End of period assets covered by allowance for credit losses	27,007,816	26,875,389	22,499,895	14,248,606	10,141,450
End of period gross individually acquired retail installment contracts held for investment	26,863,946	24,555,106	21,238,281	14,186,712	10,007,312
End of period gross personal loans	2,445,200	2,128,769	1,165,778	—	—
End of period gross finance receivables and loans held for investment	27,368,579	27,721,744	24,542,911	18,655,497	18,754,938
End of period gross finance receivables, loans, and leases held for investment	34,694,875	33,212,021	26,731,899	18,655,497	18,754,938
Average gross individually acquired retail installment contracts	26,818,625	23,556,137	18,097,082	12,082,026	8,843,036
Average gross purchased receivables portfolios	562,512	1,321,281	3,041,992	6,309,497	7,270,080
Average Gross receivables from dealers	89,867	118,358	173,506	110,187	169,098
Average Gross personal loans	2,229,080	1,505,387	425,229	—	—
Average Gross capital leases	114,605	30,648	—	—	—
Average Gross finance receivables and loans	29,814,689	26,531,811	21,737,809	18,501,710	16,282,214
Average Gross finance receivables, loans, and leases	36,140,498	30,638,797	22,499,225	18,501,710	16,282,214
Average managed assets	48,919,418	38,296,610	25,493,890	23,346,992	25,256,129
Average total assets	35,050,503	29,827,722	22,561,866	18,461,069	16,049,333
Average debt	29,699,885	26,158,708	19,675,851	15,677,522	14,557,370
Average total equity	4,096,042	3,111,628	2,498,244	2,314,924	854,989
Ratios
Yield on individually acquired retail installment contracts	16.7%	16.7%	17.5%	18.2%	19.2%
Yield on purchased receivables portfolios	16.2%	15.1%	13.5%	11.2%	12.0%
Yield on receivables from dealers	5.0%	4.1%	3.8%	6.5%	8.5%
Yield on personal loans (1)	20.3%	23.1%	30.2%	—	—
Yield on earning assets (2)	14.8%	15.3%	16.6%	15.8%	15.9%
Cost of debt (3)	2.1%	2.0%	2.1%	2.4%	2.9%
Net interest margin (4)	13.1%	13.6%	14.8%	13.8%	13.4%
Expense ratio (5)	2.1%	2.6%	2.8%	2.2%	2.3%
Return on average assets (6)	2.4%	2.4%	3.2%	4.6%	5.2%
Return on average equity (7)	20.1%	23.3%	28.9%	36.3%	98.4%
Net charge-off ratio on individually acquired retail installment contracts (8)	6.7%	6.2%	5.4%	4.1%	4.4%
Net charge-off ratio on purchased receivables portfolios (8)	(0.5)%	4.5%	5.9%	7.2%	7.9%
Net charge-off ratio on receivables from dealers (8)	—	—	—	—	—
Net charge-off ratio on personal loans (8)	40.8%	17.6%	3.2%	—	—
Net charge-off ratio (8)	8.4%	6.7%	5.4%	5.1%	5.9%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.4%	4.2%	4.0%	3.7%	3.4%
Delinquency ratio on personal loans, end of period (9)	6.9%	6.5%	5.6%	—	—
Delinquency ratio on loans held for investment, end of period (9)	4.6%	4.5%	4.5%	4.6%	4.1%
Tangible common equity to tangible assets (10)	11.9%	10.6%	9.7%	11.2%	10.3%
Common stock dividend payout ratio (11)	—	7.2%	40.2%	88.2%	57.5%
Allowance ratio (12)	11.9%	11.0%	9.5%	10.0%	9.3%
Common Equity Tier 1 capital ratio (13)	11.2%	n/a	n/a	n/a	n/a

(1)	Includes finance and other interest income; excludes fees.

(2)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt.

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets.

(6)	“Return on average assets” is defined as the ratio of Net income to Average total assets.

(7)	“Return on average equity” is defined as the ratio of Net income to Average total equity.

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

	Retail Installment Contracts Acquired Individually	Purchased Receivables	Personal Loans	Capital Lease	Receivables from Dealers Held for Investment	Total
	As Restated (a)					As Restated (a)
Charge-offs, net of recoveries	$1,795,771	$(2,720)	$673,294	$30,907	$—	$2,497,252
Less: Lower of cost or market adjustment upon transfer to held for sale	73,388	—	377,598	—	—	450,986
Adjusted charge-offs net of recoveries	$1,722,383	$(2,720)	$295,696	$30,907	$—	$2,046,266
Average gross balance	$26,818,625	$562,512	$2,201,551	$114,605	$89,867	$29,279,874
Adjusted charge-off ratio	6.4%	(0.5)%	17.9%	27.0%	—	7.0%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)	As Restated (a)	As Restated (b)	As Restated (b)
Total equity	$4,432,549	$3,526,216	$2,695,764	$2,222,903	$2,114,225
Deduct: Goodwill and intangibles	107,072	110,938	128,720	126,700	125,427
Tangible common equity	$4,325,477	$3,415,278	$2,567,044	$2,096,203	$1,988,798

Total assets	$36,448,958	$32,368,751	$26,470,569	$18,820,909	$19,367,792
Deduct: Goodwill and intangibles	107,072	110,938	128,720	126,700	125,427
Tangible assets	$36,341,886	$32,257,813	$26,341,849	$18,694,209	$19,242,365

Equity to assets ratio	12.2%	10.9%	10.2%	11.8%	10.9%
Tangible common equity to tangible assets	11.9%	10.6%	9.7%	11.2%	10.3%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

(b)	Certain previously reported amounts have been restated to correct for various financial statement errors. See the "Explanatory Note" preceding Part I, Item 1A of this Annual Report on Form 10-K/A.

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to SC shareholders.

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

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

(b)
Selected Financial Data for the years ended December 31, 2013, 2012 and 2011 have been restated to reflect adjustments related to the errors described in the "Explanatory Note" preceding Part I, Item 1A of this Annual Report on Form 10-K/A. The effects of the restatement on selected line items in the Company's consolidated balance sheets as of December 31, 2013, 2012 and 2011 and consolidated statements of income for the years ended December 31, 2012 and 2011 are shown below:

	December 31, 2013
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Total assets	$26,401,896	$77,435	$26,479,331	$(8,762)	$26,470,569
Total equity	2,686,832	77,435	2,764,267	(68,503)	2,695,764
Allowance for credit losses	2,313,074	(122,374)	2,190,700	(61,212)	2,129,488
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2013 issued on March 6, 2014.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Year Ended December 31, 2012
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$2,935,780	$—	$2,935,780	$(20,133)	$2,915,647
Net finance and other interest income	2,574,475	—	2,574,475	(23,364)	2,551,111
Provision for credit losses	1,122,452	(68,326)	1,054,126	(92,077)	962,049
Income before income taxes	1,188,549	68,326	1,256,875	89,601	1,346,476
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	715,003	43,465	758,468	74,620	833,088
Net income per common share (basic)	$2.07	$0.12	$2.19	$0.22	$2.41
Net income per common share (diluted)	$2.07	$0.12	$2.19	$0.22	$2.41

	December 31, 2012
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for investment, net	$16,265,820	$101,901	$16,367,721	$(79,477)	$16,288,244
Total assets	18,741,644	64,321	18,805,965	14,944	18,820,909
Total equity	2,239,466	64,321	2,303,787	(80,884)	2,222,903
Allowance for credit losses	1,555,362	(101,901)	1,453,461	(25,427)	1,428,034
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2013 issued on March 6, 2014.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Year Ended December 31, 2011
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$2,580,189	$—	$2,580,189	$210	$2,580,399
Net finance and other interest income	2,175,987	—	2,175,987	3,441	2,179,428
Provision for credit losses	819,221	(33,575)	785,646	(66,964)	718,682
Income before income taxes	1,252,212	33,575	1,285,787	52,650	1,338,437
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	768,197	20,850	789,047	20,468	809,515
Net income per common share (basic)	$3.12	$0.09	$3.21	$0.08	$3.29
Net income per common share (diluted)	$3.12	$0.09	$3.21	$0.08	$3.29

	December 31, 2011
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for investment, net	$16,715,703	$33,575	$16,749,278	$(135,755)	$16,613,523
Total assets	19,404,371	20,850	19,425,221	(57,429)	19,367,792
Total equity	2,236,685	20,850	2,257,535	(143,310)	2,114,225
Allowance for credit losses	993,213	(33,575)	959,638	(16,788)	942,850
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2013 issued on March 6, 2014.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Developments and Other Factors Affecting our Results of Operations

Restatement of Previously Issued Financial Statements
As discussed further in Note 2 of the Notes to the audited consolidated financial statements contained in this Form 10-K/A, we are restating herein our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013. The following discussion has been updated to reflect the effects of the restatement.
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
Our other significant personal lending relationship is with Bluestem. We continue to perform in accordance with the terms and operative provisions of the agreements under which we are obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These and other, smaller, revolving loan portfolios are carried as held for sale in our consolidated financial statements. Accordingly, we have recorded $582 million in lower-of-cost-or-market adjustments on these portfolios since inception, and there may be further such adjustments required in future periods' financial statements. We are currently evaluating alternatives for the Bluestem portfolio, which had a carrying value of $1.0 billion at December 31, 2015 and 2014.
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

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the year ended December 31, 2015, 2014, and 2013 have been as follows:

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(Dollar amounts in thousands)
Retained Originations	As Restated (a)	As Restated (a)	As Restated (a)
Retail installment contracts	$16,692,229	$13,531,801	$14,035,221
Average APR	16.9%	15.6%	16.4%
Average FICO® (b)	584	593	589
Discount	1.8%	2.8%	3.1%

Personal loans	$887,483	$1,182,171	$1,181,597
Average APR	21.2%	20.1%	23.3%
Discount	—	—	5.0%

Receivables from dealers	$—	$25,515	$167,449
Average APR	—	4.1%	3.7%
Discount	—	—	—

Leased vehicles	$5,132,053	$4,111,146	$2,420,882

Capital leases	$67,244	$93,444	$—
Total originations retained	$22,779,009	$18,944,077	$17,805,149

Sold Originations
Retail installment contracts	$5,419,730	$6,049,653	$2,516,133
Average APR	4.2%	4.8%	5.2%
Average FICO® (c)	743	734	731

Receivables from dealers	$—	$8,724	$222,384
Average APR	—	5.3%	2.9%

Leased vehicles	$—	$369,114	$—
Total originations sold	$5,419,730	$6,427,491	$2,738,517

Total SC originations	$28,198,739	$25,371,568	$20,543,666

Facilitated Originations
Receivables from dealers	$—	$392,920	$202,494
Leased vehicles	632,471	1,761,512	—
Total originations facilitated for affiliates	$632,471	$2,154,432	$202,494

Total originations	$28,831,210	$27,526,000	$20,746,160

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

(b)
Unpaid principal balance excluded from the weighted average FICO score is $3.2 billion, $2.1 billion, and $1.5 billion for the years ended 2015, 2014, and 2013, respectively, as the borrowers on these loans did not have FICO scores at origination.

(c)
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

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

The unpaid principal balance, average APR, and remaining unaccreted discount of our held for investment portfolio as of December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Retail installment contracts (b)	$27,223,768	$25,401,461
Average APR	16.8%	16.0%
Discount	2.7%	2.9%

Personal loans (c)	$941	$2,128,769
Average APR	20.9%	23.1%
Discount	—	0.1%

Receivables from dealers	$76,941	$100,164
Average APR	4.6%	4.3%
Discount	—	—

Leased vehicles	$7,326,296	$5,490,277

Capital leases	$66,929	$91,350

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

(b)	Of this balance as of December 31, 2015, $13,435,184, $7,000,910, and $4,638,447 was originated in the years ended December 31, 2015, 2014, and 2013, respectively.

(c)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale.

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

	For the Year Ended December 31,
	2015	2014	2013
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)	As Restated (a)
Interest on finance receivables and loans	$5,031,829	$4,493,413	$3,703,545
Leased vehicle income	1,037,793	651,590	122,794
Other finance and interest income	18,162	8,068	6,010
Total finance and other interest income	6,087,784	5,153,071	3,832,349
Interest expense	628,791	523,203	408,787
Leased vehicle expense	726,420	476,250	89,417
Net finance and other interest income	4,732,573	4,153,618	3,334,145
Provision for credit losses	2,785,871	2,521,267	1,713,906
Net finance and other interest income after provision for credit losses	1,946,702	1,632,351	1,620,239
Profit sharing	57,484	74,925	78,246
Net finance and other interest income after provision for credit losses and profit sharing	1,889,218	1,557,426	1,541,993
Total other income	421,643	559,902	312,578
Total operating expenses	1,021,249	996,193	706,264
Income before income taxes	1,289,612	1,121,135	1,148,307
Income tax expense	465,572	395,851	427,142
Net income	824,040	725,284	721,165
Noncontrolling interests	—	—	1,821
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$824,040	$725,284	$722,986

Net income	$824,040	$725,284	$721,165
Change in unrealized gains (losses) on cash flow hedges, net of tax	(1,428)	6,406	9,563
Change in unrealized gains on investments available for sale, net of tax	—	—	(3,252)
Other comprehensive income (loss), net	(1,428)	6,406	6,311
Comprehensive income	$822,612	$731,690	$727,476
Comprehensive loss attributable to noncontrolling interests	—	—	953
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$822,612	$731,690	$728,429

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 (As Restated)
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Interest on individually acquired retail installment contracts	$4,483,054	$3,941,170	$541,884	14%
Interest on purchased receivables portfolios	91,157	199,151	(107,994)	(54)%
Interest on receivables from dealers	4,537	4,814	(277)	(6)%
Interest on personal loans	453,081	348,278	104,803	30%
Total interest on finance receivables and loans	$5,031,829	$4,493,413	$538,416	12%
Income from individually acquired retail installment contracts increased $542 million, or 14%, from 2014 to 2015, consistent with the 14% growth in the average outstanding balance of our portfolio of these contracts.
Income from purchased receivables portfolios decreased $108 million, or 54%, from 2014 to 2015, due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.3 billion in 2014 to $0.6 billion in 2015.
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
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$1,037,793	$651,590	$386,203	59%
Leased vehicle expense	726,420	476,250	250,170	53%
Leased vehicle income, net	$311,373	$175,340	$136,033	78%
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
Provision for Credit Losses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,433,617	$2,101,744	$331,873	16%
Increase (decrease) in impairment related to purchased receivables portfolios	(13,818)	(24,082)	10,264	(43)%
Provision for credit losses on receivables from dealers	242	(416)	658	(158)%
Provision for credit losses on personal loans	324,634	434,030	(109,396)	(25)%
Provision for credit losses on capital leases	41,196	9,991	31,205	312%
Provision for credit losses	$2,785,871	$2,521,267	$264,604	10%
Provision for credit losses on our individually acquired retail installment contracts increased $332 million, or 16%, from 2014 to 2015, primarily due to higher projected charge offs as mix shifted to a lower average credit quality. The ending 2015 held for investment portfolio was comprised of 88% of loans falling into the <640 FICO® band group as compared to 82% at the end of 2014. Additionally, during 2015 the percentage of the portfolio represented by loans to borrowers with limited credit experience increased, driving a qualitative adjustment to the allowance.
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

Other Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$(95,214)	$113,147	$(208,361)	(184)%
Servicing fee income	131,113	72,627	58,486	81%
Fees, commissions, and other	385,744	374,128	11,616	3%
Total other income	$421,643	$559,902	$(138,259)	(25)%
Average serviced for others portfolio	$12,963,334	$7,595,071	$5,368,263	71%
Investment gains (losses), net changed from a $113 million gain in 2014 to a $95 million loss in 2015, primarily due to the reclassification of the personal lending portfolio to held for sale, effective as of the end of the third quarter of 2015. Investment gains (losses), net for the years ended December 31, 2015 and 2014, were as follows:

	For the Year Ended December 31,
	2015	2014
Gain on sale of loans and leases	$155,408	$113,147
Lower of cost or market adjustments	(236,396)	—
Other losses and impairments	(14,226)	—
	$(95,214)	$113,147
Gain on sale of loans and leases increased $42 million or 37% from $113 million in 2014 to $155 million in 2015. This increase was driven primarily by two bulk lease sales executed in 2015, whereas no such sales occurred in 2014. These bulk lease sales resulted in gains of $23 million.
We recorded lower of cost or market adjustments of $236 million on our personal lending portfolio subsequent to its designation as held for sale on September 30, 2015. These lower of cost or market adjustments included $123 million related to customer defaults and $113 million related to other changes in the unpaid principal balance and market value of our held for sale portfolio, determined at the portfolio level.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased 81%, from 2014 to 2015, as we continued to grow our serviced portfolio through asset sales. Our serviced for others portfolio as of December 31, 2015 and 2014, was as follows:

	December 31,
	2015	2014
	(Dollar amounts in thousands)
SBNA retail installment contracts	$692,291	$896,300
SBNA leases	2,198,519	1,989,967
Total serviced for related parties	2,890,810	2,886,267
Chrysler Capital securitizations	2,663,494	2,157,808
Other third parties	9,492,350	5,215,076
Total serviced for third parties	12,155,844	7,372,884
Total serviced for others portfolio	$15,046,654	$10,259,151

Total Operating Expenses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$434,041	$482,637	$(48,596)	(10)%
Repossession expense	241,522	201,017	40,505	20%
Other operating costs	345,686	312,539	33,147	11%
Total operating expenses	$1,021,249	$996,193	$25,056	3%
Compensation expense decreased by $49 million, or 10%, from 2014 to 2015, primarily due to the non-recurrence of $120 million in stock compensation and other IPO-related expenses recorded upon, and in connection with, our IPO in January 2014, partly offset by increased headcount. Repossession expense and other operating costs increased from 2014 to 2015 as a result of portfolio growth. After adjusting for the IPO-related expenses in 2014, our expense ratio decreased from 2.3% in 2014 to 2.1% in 2015.
Income Tax Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$465,572	$395,851	$69,721	18%
Income before income taxes	1,289,612	1,121,135	168,477	15%
Effective tax rate	36.1%	35.3%
Our effective tax rate increased from 35.3% in 2014 to 36.1% in 2015, primarily due to an increase in state taxes. Our ownership of leased vehicles throughout the U.S. has changed our geographic earnings mix, thereby increasing the amount of income taxed in higher-rate states. This is offset by the small decrease in the valuation allowance in 2015 as compared to an increase in 2014. The prior year increase was attributable to capital loss carryforwards and state tax net operating loss carryforwards that are expected to expire unused.
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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 (As Restated)
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Interest on individually acquired retail installment contracts	$3,941,170	$3,158,636	$782,534	25%
Interest on purchased receivables portfolios	199,151	409,895	(210,744)	(51)%
Interest on receivables from dealers	4,814	6,663	(1,849)	(28)%
Interest on personal loans	348,278	128,351	219,927	171%
Total interest on finance receivables and loans	$4,493,413	$3,703,545	$789,868	21%
Income from individually acquired retail installment contracts increased $783 million, or 25%, from 2013 to 2014, consistent with the growth in the average outstanding balance of our portfolio of these contracts by 30%.
Income from purchased receivables portfolios decreased $211 million, or 51%, from 2013 to 2014 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $3.0 billion in 2013 to $1.3 billion in 2014.
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
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$651,590	$122,794	$528,796	431%
Leased vehicle expense	476,250	89,417	386,833	433%
	$175,340	$33,377	$141,963	425%
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
Interest expense on derivatives increased $15 million, or 46%, from 2013 to 2014, primarily due to the increasing notional balance outstanding.

Provision for Credit Losses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,101,744	$1,506,107	$595,637	40%
Increase (decrease) in impairment related to purchased receivables portfolios	(24,082)	13,964	(38,046)	(272)%
Provision for credit losses on receivables from dealers	(416)	1,090	(1,506)	(138)%
Provision for credit losses on personal loans	434,030	192,745	241,285	125%
Provision for credit losses on capital leases	9,991	—	9,991	—
Provision for credit losses	$2,521,267	$1,713,906	$807,361	47%
Provision for credit losses on our individually acquired retail installment contracts increased $596 million, or 40%, from 2013 to 2014, driven by an increase in the net charge off rate due to increased competition having made it more difficult for lenders, including us, to price for incremental risk.
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
Other Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Investment gains, net	$113,147	$41,701	$71,446	171%
Servicing fee income	72,627	25,464	47,163	185%
Fees, commissions, and other	374,128	245,413	128,715	52%
Total other income	$559,902	$312,578	$247,324	79%
Average serviced for others portfolio	$7,595,071	$2,864,940	$4,730,131	165%

	December 31,
	2014	2013
	(Dollar amounts in thousands)
SBNA dealer loans	$—	$513,684
SBNA retail installment contracts	896,300	1,175,566
SBNA leases	1,989,967	—
Total serviced for related parties	2,886,267	1,689,250
Chrysler Capital securitizations	2,157,808	1,017,756
Other third parties	5,215,076	1,829,900
Total serviced for third parties	7,372,884	2,847,656
Total serviced for others portfolio	$10,259,151	$4,536,906
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
Fees, commissions, and other increased $129 million, or 52%, from 2013 to 2014, despite the increase in total owned and serviced portfolio size, primarily due to the growth of the personal revolving loan portfolio, which generates higher fees relative to our other portfolios.
Total Operating Expenses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$482,637	$305,056	$177,581	58%
Repossession expense	201,017	147,543	53,474	36%
Other operating costs	312,539	253,665	58,874	23%
Total operating expenses	$996,193	$706,264	$289,929	41%

Total operating expenses increased 41% from 2013 to 2014, due to the increases in headcount and repossession expense driven by growth in our portfolio. Also, compensation expense for the year ended December 31, 2014, includes $123 million in stock compensation expense related to option plans, most of which was recorded upon and in connection with our IPO in January 2014.
Income Tax Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$395,851	$427,142	$(31,291)	(7)%
Income before income taxes	1,121,135	1,148,307	(27,172)	(2)%
Effective tax rate	35.3%	37.2%
Our effective tax rate decreased from 37.2% in 2013 to 35.3% in 2014, primarily due to an increase in the electric vehicle credit.
Other Comprehensive Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$6,406	$9,563	$(3,157)	(33)%
Change in unrealized gains (losses) on investments available for sale, net of tax	—	(3,252)	3,252	(100)%
Other comprehensive income (loss), net	$6,406	$6,311	$95	2%
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

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans (b)
	(Dollar amounts in thousands)
	As Restated (a)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941
Allowance as a percentage of unpaid principal balance	11.9%	1.2%	—
Allowance and discount as a percentage of unpaid principal balance	14.6%	1.2%	—

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

For retail installment contracts we acquired in pools subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
	As Restated (a)	As Restated (a)
Outstanding balance	$362,212	$853,219
Outstanding recorded investment, net of impairment	$239,551	$679,079

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

In early 2015, we increased our origination volume of loans to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk-appropriate annual percentage rate at the time of origination. Origination volume of loans with less than four trade lines and less than 36 months of credit history was $3.8 billion and $2.2 billion for the years ended December 31, 2015 and 2014, respectively. Remaining unpaid principal balance of these loans was $4.8 billion and $3.2 billion as of December 31, 2015 and 2014, respectively. Our credit loss allowance forecasting models are not calibrated for this higher concentration of loans with limited bureau information and, accordingly, as of December 31, 2015, we recorded a qualitative adjustment of $149 million, increasing the allowance ratio on individually acquired retail installment contracts by 0.6% of unpaid principal balance. This adjustment was necessary to increase the estimated credit loss allowance for additional charge offs expected on this portfolio, based on the loss performance information available to date, which evidences higher losses in the first months after origination for these loans in comparison to loans with standard bureau attributes. This qualitative adjustment was informed by the deteriorating loss trends of the 2015 vintages over a subsequent twelve month forecast horizon. Under assumed scenarios if losses from such 2015 vintages were to increase by 10% and 20%, the allowance for credit losses would increase by approximately $130 million and $261 million, respectively.
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
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,
	2015		2014
	Retail Installment Contracts Held for Investment	Personal Loans (3)	Retail Installment Contracts Held for Investment	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)		As Restated (a)
Principal outstanding at period end	$27,223,768	$941	$25,401,461	$2,128,769
Average principal outstanding during the period	$26,512,419	$2,229,080	$24,832,141	$1,505,387
Number of receivables outstanding at period end	1,634,471	2,122	1,624,236	1,987,721
Average number of receivables outstanding during the period	1,652,149	1,967,795	1,620,960	1,715,312
Number of repossessions (1)	252,281	n/a	227,041	n/a
Number of repossessions as a percent of average number of receivables outstanding	15.3%	n/a	14.0%	n/a
Net losses (2)	$1,793,051	$673,294	$1,523,764	$264,720
Net losses as a percent of average principal amount outstanding	6.8%	30.2%	6.1%	17.6%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

	December 31, 2015		December 31, 2014
	Retail Installment Contracts	Personal Lending	Retail Installment Contracts	Personal Lending
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,746,399	$—	$1,372,876	$—
Bankruptcy-related accounts	104,355	—	125,978	—
Extension of maturity date	45,119	—	99,758	—
Interest rate reduction	77,976	15,145	118,074	17,347
Other	59,179	—	44,825	—
Total modified loans	$2,033,028	$15,145	$1,761,511	$17,347
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	December 31, 2015	December 31, 2014
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Outstanding recorded investment	$4,601,502	$4,044,070	$17,356
Impairment	(1,363,023)	(1,172,149)	(6,939)
Outstanding recorded investment, net of impairment	$3,238,479	$2,871,921	$10,417

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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
The following table summarizes the cumulative changes in the total outstanding recorded investment in TDRs, and its components, for retail installment contracts for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31, 2015	December 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
Balance — beginning of year	$4,044,070	$2,496,853
New TDRs	3,445,103	2,894,964
Charge-offs	(1,280,884)	(855,079)
Sales	(473,054)	(1,419)
Paydowns	(704,167)	(491,249)
Transfers to held for sale (b)	(429,566)	—
Balance — end of year	$4,601,502	$4,044,070

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

(b)	TDR loans were transferred to held for sale on June 30, 2015 and sold during third quarter 2015.
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

The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of December 31, 2015 and 2014:

	As of December 31, 2015	As of December 31, 2014
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)
TDR - Unpaid principal balance	$4,579,931	$4,020,299
TDR - Impairment	1,363,023	1,172,149
TDR allowance ratio	29.8%	29.2%

Non-TDR - Unpaid principal balance	$22,284,015	$20,534,807
Non-TDR - Allowance	1,834,391	1,414,536
Non-TDR allowance ratio	8.2%	6.9%

Total - Unpaid principal balance	$26,863,946	$24,555,106
Total - Allowance	3,197,414	2,586,685
Total allowance ratio	11.9%	10.5%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

The allowance ratio for non-TDR retail installment contracts increased from 6.9% in 2014 to 8.2% in 2015. This increase was driven by the change in the product mix where a higher percentage of lower credit quality loans were covered by the allowance. The product mix of loans covered by the credit loss allowance was impacted by retail installment contracts of approximately $906 million classified as held for sale at December 31, 2015, which are prime contracts, compared to only $45 million at December 31, 2014. Additionally, the portfolio at December 31, 2015 had a higher proportion of loans to borrowers with limited credit experience, driving a qualitative adjustment increasing the allowance as of that date. For the same reasons, our total allowance ratio on retail installment contracts increased from 10.5% in 2014 to 11.9% in 2015.
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
Certain of our credit facilities have covenants requiring timely filing of periodic reports with the SEC. We have obtained waivers of all such covenants such that our non-timely filing of the Annual Report on Form 10-K (the "Original Filing") for the year ended December 31, 2015 did not cause an event of default on any of our facilities.
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

	For the Year Ended December 31,
	2015	2014	2013
	(Dollar amounts in thousands)
	As Restated (a)	As Restated (a)	As Restated (a)
Net cash provided by operating activities	$3,909,706	$3,894,518	$2,091,179
Net cash used in investing activities	$(7,715,212)	$(8,339,145)	$(8,961,738)
Net cash provided by financing activities	$3,791,242	$4,467,253	$6,810,203

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities remained consistent, at $3.9 billion, from the year ended December 31, 2014 to the year ended December 31, 2015, as the $1.5 billion increase in outflows for originations of assets held for sale was offset by $610 million in proceeds from sales of these assets, a $481 million increase in non-cash net expenses and a $470 million net increase from changes in assets and liabilities, primarily comprised of a $377 million swing in tax payments from a net payment in 2014 to a net refund in 2015.
Net cash used in investing activities decreased by $624 million from the year ended December 31, 2014 to the year ended December 31, 2015, primarily due to:

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

Net cash provided by financing activities decreased by $676 million from the year ended December 31, 2014 to the year ended December 31, 2015, primarily due to $798 million lower net proceeds from borrowings, as the Company increased its use of off-balance sheet sales to finance originations, partly offset by the impact of $63 million in increased proceeds from employee stock option exercises and the payment of no dividends in 2015 after paying $52 million in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operating activities increased by $1.8 billion from the year ended December 31, 2013 to the year ended December 31, 2014, primarily due a $1.5 billion increase in non-cash net expenses as the result of the launch of Chrysler Capital and a $228 million decrease in net tax payments.

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
Credit Loss Allowance
We maintain a credit loss allowance (the allowance) for our held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards. For loans not classified as TDRs, the allowance is maintained at a level estimated to be adequate to absorb losses of recorded investment inherent in the portfolio, based upon a holistic assessment including both quantitative and qualitative considerations. For impaired loans, including those classified as TDRs, the allowance is comprised of impairment measured using a discounted cash flow model.
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
Accretion of Discounts and Subvention on Retail Installment Contracts
Finance receivables held for investment consist largely of nonprime automobile finance receivables, which are primarily acquired individually from dealers at a nonrefundable discount from the contractual principal amount. The Company also pays dealer participation on certain receivables. The amortization of discounts, subvention payments from manufacturers, and other origination costs are recognized as adjustments to the yield of the related contracts. The Company applies significant assumptions including prepayment speeds in estimating the accretion rates used to approximate effective yield.

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
Market Data
Market data used in this Form 10-K/A has been obtained from independent industry sources and publications, such as the Federal Reserve Bank of New York; the Federal Reserve Bank of Philadelphia; the Board of Governors of the Federal Reserve System; The Conference Board; the CFPB; Equifax Inc.; Experian Automotive; FCA; Fair Isaac Corporation; FICO® Banking Analytics Blog; Polk Automotive; the United States Department of Commerce: Bureau of Economic Analysis; J.D. Power; and Ward’s Automotive Reports. Forward-looking information obtained from these sources is subject to the same qualifications and the additional uncertainties regarding the other forward-looking statements in this Form 10-K/A.
For purposes of this Form 10-K/A, we categorize the prime segment as borrowers with FICO® scores of 640 and above and the non-prime segment as borrowers with FICO® scores below 640.
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
As discussed in Note 2 to the consolidated financial statements, the accompanying 2015, 2014 and 2013 financial statements have been restated to correct misstatements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2016 (October 27, 2016 as to the effects of additional material weaknesses described in Management’s Report on Internal Control over Financial Reporting (as revised)), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 30, 2016 (October 27, 2016 as to the effects of the restatement discussed in Note 2)

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets	(As Restated - Note 2)	(As Restated - Note 2)
Cash and cash equivalents	$18,893	$33,157
Finance receivables held for sale, net	2,859,575	46,586
Finance receivables held for investment, net	23,367,788	23,911,649
Restricted cash — $39,436 and $44,805 held for affiliates, respectively	2,236,329	1,920,857
Accrued interest receivable	395,387	364,676
Leased vehicles, net	6,497,310	4,848,593
Furniture and equipment, net of accumulated depreciation of $50,409 and $45,768, respectively	58,007	41,218
Federal, state and other income taxes receivable	267,636	498,300
Related party taxes receivable	71	467
Deferred tax asset	—	24,571
Goodwill	74,056	74,056
Intangible assets, net of amortization of $28,422 and $21,990, respectively	33,016	36,882
Due from affiliates	58,599	141,551
Other assets	582,291	426,188
Total assets	$36,448,958	$32,368,751
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$6,902,779	$6,402,327
Notes payable — secured structured financings	20,872,900	17,718,974
Notes payable — related party	2,600,000	3,690,000
Accrued interest payable	22,544	17,432
Accounts payable and accrued expenses	413,269	324,630
Federal, state and other income taxes payable	2,462	735
Deferred tax liabilities, net	881,225	463,127
Due to affiliates	58,148	88,425
Other liabilities	263,082	136,885
Total liabilities	32,016,409	28,842,535
Commitments and contingencies (Notes 7 and 12)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
358,014,870 and 349,029,766 shares issued and 357,945,865 and 348,977,625 shares outstanding, respectively	3,579	3,490
Additional paid-in capital	1,644,151	1,560,519
Accumulated other comprehensive income, net	2,125	3,553
Retained earnings	2,782,694	1,958,654
Total stockholders’ equity	4,432,549	3,526,216
Total liabilities and equity	$36,448,958	$32,368,751
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

	December 31, 2015	December 31, 2014
Assets	(As Restated - Note 2)	(As Restated - Note 2)
Restricted cash	$1,842,877	$1,626,257
Finance receivables held for sale	1,539,686	18,712
Finance receivables held for investment, net	22,658,626	21,992,901
Leased vehicles, net	6,497,310	4,848,593
Various other assets	630,017	555,509
Total assets	$33,168,516	$29,041,972
Liabilities
Notes payable	$30,611,019	$27,822,174
Various other liabilities	85,844	55,795
Total liabilities	$30,696,863	$27,877,969

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
	(As Restated - Note 2)	(As Restated - Note 2)	(As Restated - Note 2)
Interest on finance receivables and loans	$5,031,829	$4,493,413	$3,703,545
Leased vehicle income	1,037,793	651,590	122,794
Other finance and interest income	18,162	8,068	6,010
Total finance and other interest income	6,087,784	5,153,071	3,832,349
Interest expense — Including $162,353, $141,381, and $93,069 to affiliates, respectively	628,791	523,203	408,787
Leased vehicle expense	726,420	476,250	89,417
Net finance and other interest income	4,732,573	4,153,618	3,334,145
Provision for credit losses	2,785,871	2,521,267	1,713,906
Net finance and other interest income after provision for credit losses	1,946,702	1,632,351	1,620,239
Profit sharing	57,484	74,925	78,246
Net finance and other interest income after provision for credit losses and profit sharing	1,889,218	1,557,426	1,541,993
Investment gains (losses), net — Including ($5,654), $4,917, and $819 from affiliates, respectively	(95,214)	113,147	41,701
Servicing fee income — Including $16,453, $21,930, and $15,762 from affiliates, respectively	131,113	72,627	25,464
Fees, commissions, and other — Including $9,331, $25,985, and $450 from affiliates, respectively	385,744	374,128	245,413
Total other income	421,643	559,902	312,578
Compensation expense	434,041	482,637	305,056
Repossession expense	241,522	201,017	147,543
Other operating costs — Including $9,195, $829, and $1,147 to affiliates, respectively	345,686	312,539	253,665
Total operating expenses	1,021,249	996,193	706,264
Income before income taxes	1,289,612	1,121,135	1,148,307
Income tax expense	465,572	395,851	427,142
Net income	824,040	725,284	721,165
Noncontrolling interests	—	—	1,821
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$824,040	$725,284	$722,986
Net income	$824,040	$725,284	$721,165
Other comprehensive income:
Change in unrealized gains (losses) on cash flow hedges, net of tax of $872, $3,814, and $5,899, respectively	(1,428)	6,406	9,563
Change in unrealized gains (losses) on investments available for sale, net of tax of $1,993	—	—	(3,252)
Other comprehensive income (loss), net	(1,428)	6,406	6,311
Comprehensive income	$822,612	$731,690	$727,476
Comprehensive loss attributable to noncontrolling interests	—	—	953
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$822,612	$731,690	$728,429
Net income per common share (basic)	$2.32	$2.08	$2.09
Net income per common share (diluted)	$2.31	$2.04	$2.09
Dividends declared per common share	$—	$0.15	$0.84
Weighted average common shares (basic)	355,102,742	348,723,472	346,177,515
Weighted average common shares (diluted)	356,163,076	355,722,363	346,177,515

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss), net	Earnings	Interests	Equity
Balance — January 1, 2013, as restated - Note 2	346,165	$3,462	$1,335,572	$(9,164)	$853,101	$39,932	$2,222,903
Repayment of employee loan	—	—	1,562	—	—	—	1,562
Stock issued in connection with employee incentive compensation plans	595	6	1	—	—	—	7
Issuance of common stock	3	—	23	—	—	—	23
Purchase of treasury stock	(3)	—	(23)	—	—	—	(23)
Capital contribution received from shareholder	—	—	48,275	—	—	—	48,275
Net income, as restated - Note 2	—	—	—	—	722,986	(1,821)	721,165
Other comprehensive income, net of taxes	—	—	—	6,311	—	—	6,311
Abandonment of noncontrolling interest	—	—	24,053	—	—	(38,111)	(14,058)
Dividends declared per common share $0.84	—	—	—	—	(290,401)	—	(290,401)
Balance — December 31, 2013, as restated - Note 2	346,760	$3,468	$1,409,463	$(2,853)	$1,285,686	$—	$2,695,764
Stock issued in connection with employee incentive compensation plans	2,267	22	19,331	—	—	—	19,353
Purchase of treasury stock	(49)	—	(960)	—	—	—	(960)
Stock-based compensation	—	—	125,888	—	—	—	125,888
Deemed contribution from shareholder	—	—	6,797	—	—	—	6,797
Net income, as restated - Note 2	—	—	—	—	725,284	—	725,284
Other comprehensive income, net of taxes	—	—	—	6,406	—	—	6,406
Dividends declared per common share $0.15	—	—	—	—	(52,316)	—	(52,316)
Balance — December 31, 2014, as restated - Note 2	348,978	$3,490	$1,560,519	$3,553	$1,958,654	$—	$3,526,216
Stock issued in connection with employee incentive compensation plans, as restated - Note 2	8,985	89	74,139	—	—	—	74,228
Purchase of treasury stock	(17)	—	(267)	—	—	—	(267)
Stock based compensation expense, as restated - Note 2	—	—	10,686	—	—	—	10,686
Tax sharing with affiliate	—	—	(926)	—	—	—	(926)
Net income, as restated - Note 2	—	—	—	—	824,040	—	824,040
Other comprehensive loss, net of taxes	—	—	—	(1,428)	—	—	(1,428)
Balance — December 31, 2015, as restated - Note 2	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$—	$4,432,549
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:	(As Restated - Note 2)	(As Restated - Note 2)	(As Restated - Note 2)
Net income	$824,040	$725,284	$721,165
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(1,650)	(9,685)	(14,554)
Provision for credit losses	2,785,871	2,521,267	1,713,906
Depreciation and amortization	821,782	570,989	145,193
Accretion of discount	(362,573)	(416,381)	(335,403)
Originations and purchases of receivables held for sale	(5,472,995)	(3,936,973)	(1,965,957)
Proceeds from sales of and repayments on receivables held for sale	4,662,778	4,053,051	1,904,533
Change in revolving unsecured consumer loans	(107,947)	—	—
Investment (gains) losses, net	95,214	(113,147)	(41,701)
Stock-based compensation	10,686	125,888	217
Deferred tax expense	427,283	617,068	324,790
Changes in assets and liabilities:
Accrued interest receivable	(93,089)	(68,964)	(108,001)
Accounts receivable	(8,587)	(9,895)	(8,105)
Federal income tax and other taxes	233,313	(130,689)	(363,556)
Other assets	(20,628)	(1,328)	(17,443)
Accrued interest payable	4,204	2,482	3,312
Other liabilities	59,736	62,970	150,436
Due to/from affiliates	52,268	(97,419)	(17,653)
Net cash provided by operating activities	3,909,706	3,894,518	2,091,179
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(16,910,010)	(16,381,530)	(14,748,655)
Collections on finance receivables held for investment	10,178,209	9,282,673	8,134,572
Proceeds from sale of loans held for investment	2,187,328	2,823,046	913,395
Leased vehicles purchased	(5,149,481)	(4,482,921)	(2,420,882)
Manufacturer incentives received	979,183	895,964	412,897
Proceeds from sale of leased vehicles	1,931,957	465,481	18,830
Change in revolving personal loans	(438,785)	(560,388)	(911,024)
Collections on investments available for sale	—	—	91,563
Purchases of furniture and equipment	(18,798)	(19,256)	(23,353)
Sales of furniture and equipment	511	951	601
Upfront fee paid in accordance with private- label financing agreement	—	—	(150,000)
Change in restricted cash	(466,497)	(357,244)	(273,152)
Other investing activities	(8,829)	(5,921)	(6,530)
Net cash used in investing activities	(7,715,212)	(8,339,145)	(8,961,738)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	15,232,692	11,948,421	10,072,311
Payments on notes payable related to secured structured financings	(11,113,459)	(9,439,255)	(7,845,301)
Sale of retained bonds	—	—	98,650
Proceeds from unsecured notes payable	6,150,000	5,082,062	4,223,822
Payments on unsecured notes payable	(7,390,631)	(5,322,030)	(3,517,755)
Proceeds from notes payable	27,379,570	25,543,242	22,954,383
Payments on notes payable	(26,554,425)	(23,310,720)	(18,935,343)
Proceeds from stock option exercises, gross	87,762	24,809	48,275
Repurchase of stock - employee tax withholding	(267)	(6,960)	1,562
Dividends paid	—	(52,316)	(290,401)
Net cash provided by financing activities	3,791,242	4,467,253	6,810,203
Net increase (decrease) in cash and cash equivalents	(14,264)	22,626	(60,356)
Cash — Beginning of year	33,157	10,531	70,887
Cash — End of year	$18,893	$33,157	$10,531

Noncash investing and financing transactions (Refer to Note 14)

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
As of December 31, 2015, the Company was owned approximately 58.9% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.2% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO, and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (the Call Transaction). Because the Call Transaction was not consummated prior to October 15, 2015 (the Call End Date), DDFS LLC is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander. Also, because the Call Transaction was not completed prior to the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company common stock ultimately sold in the Call Transaction (Note 13).
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
The Company has elected the fair value option for certain non-performing loans acquired through the exercise of a clean-up call (Note 8). Accordingly, changes in the fair value of these finance receivables, which are based upon fair value estimates (Note 16), are reported in investment gains (losses), net, in the consolidated statements of income and comprehensive income. The fair value of finance receivables for which the Company has elected the fair value option was $6,770 and zero as of December 31, 2015 and 2014, respectively.
Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The amortization of discounts, subvention payments from manufacturers, and other origination costs on retail installment contracts held for investment acquired individually, or through a direct lending program, are recognized as adjustments to the yield of the related contract using the effective interest method. The Company estimates future principal prepayments in the calculation of the constant effective yield.

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
Provision for Credit Losses

Provisions for credit losses are charged to operations in amounts sufficient to maintain the credit loss allowance at a level considered adequate to cover credit losses inherent in the recorded investment in the portfolio of finance receivables held for investment portfolio other than those classified as TDRs. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses. Provisions for credit losses are charged to operations for impairment on TDRs.
Retail installment contracts acquired individually are charged off against the allowance in the month in which the account becomes greater than 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A net charge-off represents the difference between the estimated net sales proceeds and the Company's recorded investment in the related contract. Accounts in repossession that have been charged off and are pending liquidation are removed from retail installment contracts and the related repossessed automobiles are included in other assets in the Company’s consolidated balance sheets.
Term and revolving personal loans are charged off against the allowance in the month in which the accounts become 120 days and 180 days contractually delinquent, respectively.
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
For TDRs, impairment is typically measured based on the difference between the recorded investment of the loan and the present value of the expected future cash flows of the loan. The loan may also be measured for impairment based on the fair value of the underlying collateral less costs to sell for loans that are collateral dependent.
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
Repossessed Vehicles and Repossession Expense
Repossessed vehicles represent vehicles the Company has repossessed due to the borrowers’ default on the payment terms of the retail installment contracts, loans or leases. The Company generally begins repossession activity once a customer has reached 60 days past due. The customer has an opportunity to redeem the repossessed vehicle by paying all outstanding balances, including finance charges and fees. Any vehicles not redeemed are sold at auction. The Company records the vehicles currently in its inventory at the lower of cost or estimated fair value, net of estimated costs to sell (See Notes 10 and 16.)
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
Goodwill and Intangibles
Goodwill represents the excess of consideration paid over fair value of net assets acquired in business combinations. Intangibles represent intangible assets purchased or acquired through business combinations, including trade names and software development costs. Certain intangibles are amortized over their estimated useful lives. Goodwill and indefinite-lived intangibles are tested for impairment at least annually as of December 31, 2015. The Company recorded $3,500, $16,800 and zero of impairment expense on it's long-lived intangible assets in 2015, 2014, and 2013, respectively and no accumulated impairment charges exist for goodwill. The Company's stock price has declined significantly since December 31, 2015, and it is reasonably possible that the Company may be required to record impairment of its $74,056 in goodwill, as well as additional impairment on its $18,000 in intangible assets not subject to amortization, in periods subsequent to December 31, 2015.
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

Total Return Settlement —The Company is obligated to make purchase price holdback payments to a third party originator of auto loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. These purchase price holdback payments and total return settlement payments are considered to be derivatives, collectively referred to herein as “total return settlement,” and accordingly are marked to fair value each reporting period.
Stock-Based Compensation
The Company measures the compensation cost of stock-based awards using the estimated fair value of those awards on the grant date, and recognizes the cost as expense over the vesting period of the awards (see Note 17).
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
Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company identified errors in its historical financial statements, including for the years ended December 31, 2015, 2014 and 2013. Accordingly, the Company has restated the consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013 to reflect the error corrections, the most significant of which are as follows:

I.	Errors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 31, 2016 (the "Original 10-K"):

•
The Company determined that its historical methodology for estimating its credit loss allowance for individually acquired retail installment contracts held for investment was in error as it did not estimate impairment on troubled debt restructurings (TDRs) separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, the Company determined that it had incorrectly identified the population of loans that should be classified and disclosed as TDRs and, separately, had incorrectly estimated the impairment on these loans, as of each of these balance sheet dates. The Company has corrected its allowance methodology accordingly, and has determined, based on this corrected methodology, the credit loss allowance reported on the consolidated balance sheets as of December 31, 2014 and 2013 was overstated by $56,508 and $122,374, respectively.

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

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of individually acquired retail installment contracts held for investment accordingly overstated, by $72,809, $68,642 and $51,391 as of December 31, 2015, 2014 and 2013, respectively, related to this methodology error. This error also impacted provision for credit losses in the consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

•
The Company has determined that its application of the retrospective effective interest method for accreting discounts, subvention payments from manufacturers, and other origination costs ( collectively "discount") on individually acquired retail installment contracts held for investment was in error, as (i) these cost basis adjustments were accreted over the average life of a loan rather than the aggregate life of a loan pool, (ii) defaults were inappropriately considered in the estimate of future principal prepayments, (iii) the portfolio was not adequately segmented to consider different prepayment performance based on credit quality and term, (iv) remaining unaccreted balances at charge off were being recorded as interest income rather than as reductions of the net charge off, and (v) the unaccreted discount component of TDR carrying value was misstated, resulting in inaccurate TDR impairment.

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

(iii) The Company previously had aggregated all loans in the individually acquired retail installment contract held for investment portfolio into one pool for the purpose of estimating prepayments and determining the effective interest rate under the retrospective method. ASC 310-20-35-30 provides some characteristics to be considered when aggregating a large number of similar loans for this purpose. Management has determined that there is differentiation in prepayment behavior within its loan portfolio based on characteristics including credit quality, maturity, and period of origination. Accordingly, management has determined that the absence of segmentation into pools of homogeneous loans was in error.

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

The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of each balance sheet date:

	December 31, 2015	December 31, 2014	December 31, 2013
Overstatement of recorded investment	$200,721	$140,215	$118,449
Overstatement of TDR impairment	(65,878)	(56,320)	(32,906)
Overstatement of finance receivables, net	$134,843	$83,895	$85,543
Over/(under)statement of finance receivables held for sale, net	$548	$(1)	$547
Overstatement of finance receivables held for investment, net	$134,295	$83,896	$84,996
This error also had the following impacts on the consolidated statements of income and comprehensive income:

	December 31, 2015	December 31, 2014	December 31, 2013
Interest on finance receivables and loans	$249,406	$171,392	$76,700
Investment gains (losses), net	(25,038)	3,618	(1,012)
Provision for credit losses	(173,421)	(176,657)	(93,486)
	$50,947	$(1,647)	$(17,798)

•
The Company previously omitted the consideration of net unaccreted discounts when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment loans held for investment under ASC 450-20. Accordingly, management has determined that the omission of consideration of net unaccreted discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of individually acquired retail installment contracts held for investment accordingly understated, by $105,538 and $95,465 and $79,411 as of December 31, 2015, 2014 and 2013, respectively, related to this methodology error. This error also impacted the provision for credit losses in the consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

•
During the year ended December 31, 2015, the Company had recognized $12,340 in severance-related expenses, $9,881 in stock compensation expense and a liability for $115,139 in contemplation of the amounts and benefits payable to former CEO Thomas G. Dundon pursuant to a Separation Agreement among Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander. However, the Company has subsequently determined that its previous accounting for the expenses and liabilities contemplated in the Separation Agreement was in error as such expenses and liabilities should not be recorded until all applicable conditions have been satisfied, including that all regulatory approvals have been obtained. Accordingly, the accompanying restated consolidated financial statements as of and for the year ended December 31, 2015 do not include any expense or liability associated with the Separation Agreement. Further, in the absence of satisfaction of applicable conditions, Mr. Dundon’s remaining unexercised vested options are considered to have expired subsequent to his termination without cause; accordingly, the restated financial statements reflect the removal of the deferred tax asset associated with the previously recorded compensation expense related to Mr. Dundon’s vested but unexercised options, and do not include Mr. Dundon’s vested options in the calculation of diluted weighted average common shares outstanding.

In addition to the restatement of the Company's consolidated financial statements, certain information within the following notes to the consolidated financial statement has been restated to reflect the corrections of errors discussed above as well as other, less significant errors and/or to add disclosure language, as appropriate.

•	Note 3. Finance Receivables

•	Note 4. Leases

•	Note 5. Credit Loss Allowance and Credit Quality

•	Note 6. Goodwill and Intangibles

•	Note 8. Variable Interest Entities

•	Note 9. Derivative Financial Instruments

•	Note 10. Other Assets

•	Note 11. Income Taxes

•	Note 12. Commitments and Contingencies

•	Note 13. Related-Party Transactions

•	Note 15. Computation of Basic and Diluted Earnings per Common Share

•	Note 16. Fair Value of Financial Instruments

•	Note 17. Employee Benefit Plans

•	Note 19. Quarterly Financial Data (unaudited)

•	Note 20. Investment Gains (Losses), Net
The following table summarizes the impacts of the corrections on the consolidated balance sheets for the years ended December 31, 2015 and 2014:

	December 31, 2015
	As Originally Reported	Corrections	As Restated
Finance receivables held for sale, net	$2,868,603	$(9,028)	$2,859,575
Finance receivables held for investment, net	23,479,680	(111,892)	23,367,788
Accrued interest receivable	405,464	(10,077)	395,387
Leased vehicles, net	6,516,030	(18,720)	6,497,310
Federal, state and other income taxes receivable	267,686	(50)	267,636
Related party taxes receivable	—	71	71
Intangible assets, net	53,316	(20,300)	33,016
Due from affiliates	42,665	15,934	58,599
Other assets	549,644	32,647	582,291
Total assets	36,570,373	(121,415)	36,448,958
Federal, state and other income taxes payable	2,449	13	2,462
Deferred tax liabilities, net	908,252	(27,027)	881,225
Due to affiliates	145,013	(86,865)	58,148
Other liabilities	277,862	(14,780)	263,082
Total liabilities	32,145,410	(129,001)	32,016,409
Additional paid-in capital	1,565,856	78,295	1,644,151
Retained earnings	2,853,403	(70,709)	2,782,694
Total stockholders’ equity	4,424,963	7,586	4,432,549
Total liabilities and equity	36,570,373	(121,415)	36,448,958

	December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for sale, net	$46,585	$—	$46,585	$1	$46,586
Finance receivables held for investment, net	23,915,551	56,508	23,972,059	(60,410)	23,911,649
Leased vehicles, net	4,862,783	—	4,862,783	(14,190)	4,848,593
Federal, state and other income taxes receivable	502,035	—	502,035	(3,735)	498,300
Related party taxes receivable	459	—	459	8	467
Deferred tax asset	21,244	(2,164)	19,080	5,491	24,571
Intangible assets, net	53,682	—	53,682	(16,800)	36,882
Due from affiliates	102,457	—	102,457	39,094	141,551
Other assets	403,416	—	403,416	22,772	426,188
Total assets	32,342,176	54,344	32,396,520	(27,769)	32,368,751
Accounts payable and accrued expenses	315,130	—	315,130	9,500	324,630
Federal, state and other income taxes payable	319	—	319	416	735
Deferred tax liabilities, net	492,303	19,021	511,324	(48,197)	463,127
Due to affiliates	48,688	—	48,688	39,737	88,425
Other liabilities	98,654	—	98,654	38,231	136,885
Total liabilities	28,783,827	19,021	28,802,848	39,687	28,842,535
Retained earnings	1,990,787	35,323	2,026,110	(67,456)	1,958,654
Total stockholders’ equity	3,558,349	35,323	3,593,672	(67,456)	3,526,216
Total liabilities and equity	32,342,176	54,344	32,396,520	(27,769)	32,368,751
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on the assets and liabilities related to VIEs included in the Company's consolidated financial statements as of December 31, 2015 and 2014:

	December 31, 2015
	As Originally Reported	Corrections	As Restated
Finance receivables held for investment, net	22,891,064	(232,438)	22,658,626
Leased vehicles, net	6,516,030	(18,720)	6,497,310
Various other assets	620,482	9,535	630,017
Various other liabilities	5,379	80,465	85,844

	December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Finance receivables held for investment, net	$21,366,121	$66,163	$21,432,284	$560,617	$21,992,901
Leased vehicles, net	4,862,783	—	4,862,783	(14,190)	4,848,593
Various other assets	1,283,280	—	1,283,280	(727,771)	555,509
Notes payable	27,796,999	—	27,796,999	25,175	27,822,174
Various other liabilities	—	—	—	55,795	55,795
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.
The following table summarizes the impacts of the corrections on the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	As Originally Reported	Corrections	As Restated
Interest on finance receivables and loans	$5,251,164	$(219,335)	$5,031,829
Total finance and other interest income	6,307,119	(219,335)	6,087,784
Leased vehicle expense	721,890	4,530	726,420
Net finance and other interest income	4,956,438	(223,865)	4,732,573
Provision for credit losses	2,965,198	(179,327)	2,785,871
Net finance and other interest income after provision for credit losses	1,991,240	(44,538)	1,946,702
Net finance and other interest income after provision for credit losses and profit sharing	1,933,756	(44,538)	1,889,218
Investment gains (losses), net	(116,127)	20,913	(95,214)
Fees, commissions, and other	375,079	10,665	385,744
Total other income (loss)	390,065	31,578	421,643
Compensation expense	456,262	(22,221)	434,041
Other operating costs	340,712	4,974	345,686
Total operating expenses	1,038,496	(17,247)	1,021,249
Income before income taxes	1,285,325	4,287	1,289,612
Income tax expense	458,032	7,540	465,572
Net income	$827,293	$(3,253)	$824,040
Comprehensive income	$825,865	$(3,253)	$822,612
Net income per common share (basic)	$2.33	$(0.01)	$2.32
Weighted average common shares (diluted)	358,887,151	(2,724,075)	356,163,076

	Year Ended December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$4,631,847	$—	$4,631,847	$(138,434)	$4,493,413
Leased vehicle income	929,745	(269,252)	660,493	(8,903)	651,590
Total finance and other interest income	5,569,660	(269,252)	5,300,408	(147,337)	5,153,071
Leased vehicle expense	740,236	(269,252)	470,984	5,266	476,250
Net finance and other interest income	4,306,221	—	4,306,221	(152,603)	4,153,618
Provision for credit losses	2,616,943	65,866	2,682,809	(161,542)	2,521,267
Net finance and other interest income after provision for credit losses	1,689,278	(65,866)	1,623,412	8,939	1,632,351
Net finance and other interest income after provision for credit losses and profit sharing	1,614,353	(65,866)	1,548,487	8,939	1,557,426
Investment gains (losses), net	116,765	—	116,765	(3,618)	113,147
Fees, commissions, and other	368,279	—	368,279	5,849	374,128
Total other income (loss)	557,671	—	557,671	2,231	559,902
Other operating costs	278,382	—	278,382	34,157	312,539
Total operating expenses	962,036	—	962,036	34,157	996,193
Income before income taxes	1,209,988	(65,866)	1,144,122	(22,987)	1,121,135
Income tax expense	443,639	(23,754)	419,885	(24,034)	395,851
Net income	$766,349	$(42,112)	$724,237	$1,047	$725,284
Comprehensive income	$772,755	$(42,112)	$730,643	$1,047	$731,690
Net income per common share (basic)	$2.20	$(0.12)	$2.08	$—	$2.08
Net income per common share (diluted)	$2.15	$(0.11)	$2.04	$—	$2.04
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Year Ended December 31, 2013
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Interest on finance receivables and loans	$3,773,072	$—	$3,773,072	$(69,527)	$3,703,545
Leased vehicle income	154,939	(41,048)	113,891	8,903	122,794
Total finance and other interest income	3,934,021	(41,048)	3,892,973	(60,624)	3,832,349
Leased vehicle expense	121,541	(41,048)	80,493	8,924	89,417
Net finance and other interest income	3,403,693	—	3,403,693	(69,548)	3,334,145
Provision for credit losses	1,852,967	(20,473)	1,832,494	(118,588)	1,713,906
Net finance and other interest income after provision for credit losses	1,550,726	20,473	1,571,199	49,040	1,620,239
Net finance and other interest income after provision for credit losses and profit sharing	1,472,480	20,473	1,492,953	49,040	1,541,993
Investment gains (losses), net	40,689	—	40,689	1,012	41,701
Total other income (loss)	311,566	—	311,566	1,012	312,578
Other operating costs	246,359	—	246,359	7,306	253,665
Total operating expenses	698,958	—	698,958	7,306	706,264
Income before income taxes	1,085,088	20,473	1,105,561	42,746	1,148,307
Income tax expense	389,418	7,353	396,771	30,371	427,142
Net income	695,670	13,120	708,790	12,375	721,165
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$697,491	$13,120	$710,611	$12,375	$722,986
Comprehensive income	$701,981	$13,120	$715,101	$12,375	$727,476
Comprehensive income attributable to Santander Consumer USA Holdings Inc. shareholders	$702,934	$13,120	$716,054	$12,375	$728,429
Net income per common share (basic)	$2.01	$0.04	$2.05	$0.04	$2.09
Net income per common share (diluted)	$2.01	$0.04	$2.05	$0.04	$2.09
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2013 issued on March 6, 2014.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impacts of the corrections on our condensed consolidated statement of equity for the years ended December 31, 2015, 2014 and 2013:

	Additional Paid-In Capital
	As Originally Reported	Corrections	As Restated
Stock issued in connection with employee incentive compensation plans	$88,762	$(14,623)	$74,139
Stock-based compensation	20,567	(9,881)	10,686
Stock-based compensation reclassified to liabilities	(102,799)	102,799	—
Balance - December 31, 2015	1,565,856	78,295	1,644,151

	Retained Earnings			Total Stockholders’ Equity
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
Balance - January 1, 2015	$2,026,110	$(67,456)	$1,958,654	$3,593,672	$(67,456)	$3,526,216
Stock issued in connection with employee incentive compensation plans	—	—	—	88,851	(14,623)	74,228
Stock-based compensation	—	—	—	20,567	(9,881)	10,686
Stock-based compensation reclassified to liabilities	—	—	—	(102,799)	102,799	—
Net income	827,293	(3,253)	824,040	827,293	(3,253)	824,040
Balance - December 31, 2015	2,853,403	(70,709)	2,782,694	4,424,963	7,586	4,432,549

	Retained Earnings
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2014	$1,276,754	$77,435	$1,354,189	$(68,503)	$1,285,686
Net income	766,349	(42,112)	724,237	1,047	725,284
Balance - December 31, 2014	1,990,787	35,323	2,026,110	(67,456)	1,958,654

	Total Stockholders’ Equity
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2014	$2,686,832	$77,435	$2,764,267	$(68,503)	$2,695,764
Net income	766,349	(42,112)	724,237	1,047	725,284
Balance - December 31, 2014	3,558,349	35,323	3,593,672	(67,456)	3,526,216
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Retained Earnings
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2013	$869,664	$64,315	$933,979	(80,878)	$853,101
Net income	697,491	13,120	710,611	12,375	722,986
Balance - December 31, 2013	1,276,754	77,435	1,354,189	(68,503)	1,285,686

	Total Stockholders’ Equity
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Balance - January 1, 2013	$2,239,466	$64,315	$2,303,781	$(80,878)	$2,222,903
Net income	695,670	13,120	708,790	12,375	721,165
Balance - December 31, 2013	2,686,832	77,435	2,764,267	(68,503)	2,695,764
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2013 issued on March 6, 2014.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

The following table summarizes the impact of the corrections on the consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	As Originally Reported	Corrections	As Restated
Cash flows from operating activities:
Net income	$827,293	$(3,253)	$824,040
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(12,623)	10,973	(1,650)
Provision for credit losses	2,965,198	(179,327)	2,785,871
Depreciation and amortization	833,071	(11,289)	821,782
Accretion of discount	(632,402)	269,829	(362,573)
Investment (gains) losses, net	116,127	(20,913)	95,214
Stock-based compensation	20,567	(9,881)	10,686
Deferred tax expense	415,660	11,623	427,283
Changes in assets and liabilities:
Federal income tax and other taxes	237,396	(4,083)	233,313
Other assets	1,571	(22,199)	(20,628)
Other liabilities	125,594	(65,858)	59,736
Due to/from affiliates	16,949	35,319	52,268
Net cash provided by operating activities	3,898,765	10,941	3,909,706
Cash flows from investing activities:
Proceeds from sale of leased vehicles	1,926,068	5,889	1,931,957
Net cash used in investing activities	(7,721,101)	5,889	(7,715,212)
Cash flows from financing activities:
Proceeds from unsecured notes payable	7,395,000	(1,245,000)	6,150,000
Payments on unsecured notes payable	(8,485,000)	1,094,369	(7,390,631)
Proceeds from notes payable	26,134,570	1,245,000	27,379,570
Payments on notes payable	(25,460,056)	(1,094,369)	(26,554,425)
Cash collateral received (paid) on cash flow hedges	16,830	(16,830)	—
Net cash provided by financing activities	3,808,072	(16,830)	3,791,242

	Year Ended December 31, 2014
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Cash flows from operating activities:
Net income	$766,349	$(42,112)	$724,237	$1,047	$725,284
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(17,541)	—	(17,541)	7,856	(9,685)
Provision for credit losses	2,616,943	65,866	2,682,809	(161,542)	2,521,267
Depreciation and amortization	824,997	(269,252)	555,745	15,244	570,989
Accretion of discount	(867,180)	269,252	(597,928)	181,547	(416,381)
Investment (gains) losses, net	(116,765)	—	(116,765)	3,618	(113,147)
Deferred tax expense	674,094	(23,754)	650,340	(33,272)	617,068
Changes in assets and liabilities:
Federal income tax and other taxes	(139,927)	—	(139,927)	9,238	(130,689)
Other assets	24,099	—	24,099	(25,427)	(1,328)
Other liabilities	95,838	—	95,838	(32,868)	62,970
Due to/from affiliates	(128,022)	—	(128,022)	30,603	(97,419)
Net cash provided by operating activities	3,898,474	—	3,898,474	(3,956)	3,894,518
Cash flows from financing activities:
Cash collateral received (paid) on cash flow hedges	(3,956)	—	(3,956)	3,956	—
Net cash provided by financing activities	4,463,297	—	4,463,297	3,956	4,467,253
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 issued on March 2, 2015.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

	Year Ended December 31, 2013
	As Originally Reported (a)	Corrections	As Reported (b)	Corrections	As Restated
Cash flows from operating activities:
Net income	$695,670	$13,120	$708,790	$12,375	$721,165
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(21,311)	—	(21,311)	6,757	(14,554)
Provision for credit losses	1,852,967	(20,473)	1,832,494	(118,588)	1,713,906
Depreciation and amortization	188,923	(41,048)	147,875	(2,682)	145,193
Accretion of discount	(471,141)	41,048	(430,093)	94,690	(335,403)
Investment (gains) losses, net	(40,689)	—	(40,689)	(1,012)	(41,701)
Deferred tax expense	291,263	7,353	298,616	26,174	324,790
Changes in assets and liabilities:
Federal income tax and other taxes	(367,753)	—	(367,753)	4,197	(363,556)
Other assets	(12,046)	—	(12,046)	(5,397)	(17,443)
Other liabilities	159,672	—	159,672	(9,236)	150,436
Due to/from affiliates	19,394	—	19,394	(37,047)	(17,653)
Net cash provided by operating activities	2,120,948	—	2,120,948	(29,769)	2,091,179
Cash flows from investing activities:
Proceeds from sale of leased vehicles	18,188	—	18,188	642	18,830
Net cash used in investing activities	(8,962,380)	—	(8,962,380)	642	(8,961,738)
Cash flows from financing activities:
Cash collateral received (paid) on cash flow hedges	(29,127)	—	(29,127)	29,127	—
Net cash provided by financing activities	6,781,076	—	6,781,076	29,127	6,810,203
(a)     Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2013 issued on March 6, 2014.
(b)    Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016.

3.	Finance Receivables (As Restated)
Finance receivables held for investment, net is comprised of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Retail installment contracts acquired individually	$23,004,065	$21,271,464
Purchased receivables	239,551	679,079
Receivables from dealers	76,025	99,490
Personal loans	941	1,779,777
Capital lease receivables (Note 4)	47,206	81,839
	$23,367,788	$23,911,649
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at December 31, 2015 and 2014:

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans (b)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance (Note 5)	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941

	December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Unpaid principal balance	$24,555,106	$100,164	$2,128,769
Credit loss allowance (Note 5)	(2,586,685)	(674)	(348,660)
Discount	(749,921)	—	(1,356)
Capitalized origination costs	52,964	—	1,024
Net carrying balance	$21,271,464	$99,490	$1,779,777

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Outstanding balance	$362,212	$853,219
Outstanding recorded investment, net of impairment	$239,551	$679,079

As of September 30, 2015, the Company determined that it no longer had the intent to hold its personal loans for investment and that classification of all personal loans as held for sale was appropriate as of that date. In connection with the reclassification to held for sale, the Company transferred the personal loan portfolio at the lower of cost or market with the lower of cost or market adjustment being charged off against the credit loss allowance. The net impact of the reclassification of the personal loan portfolio to held for sale was a decrease to provision expense of $13,999. Loan originations and purchases under the Company’s personal lending platform subsequent to September 30, 2015, also are classified as held for sale. Following the reclassification of personal loans to held for sale, further adjustments to the recorded investment in personal loans held for sale, whether due to customer default or declines in market value, are recorded in investment gains (losses), net in the consolidated statement of income and comprehensive income (Note 20).

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
The carrying value of the Company's finance receivables held for sale was comprised of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Retail installment contracts acquired individually	$905,161	$45,425
Receivables from dealers	—	1,161
Personal loans	1,954,414	—
	$2,859,575	$46,586
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
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 7). Most of the creditors on the Company’s retail installment contracts are retail consumers; however, $1,087,024 and $816,100 of the unpaid principal balance represented fleet contracts with commercial borrowers as of December 31, 2015 and 2014, respectively.
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

Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Balance — beginning of year	$268,927	$407,490	$816,854
Accretion of accretable yield	(91,157)	(199,151)	(409,894)
Reclassifications from nonaccretable difference	812	60,588	530
Balance — end of year	$178,582	$268,927	$407,490
During the years ended December 31, 2015 and 2014, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, in December 2015, the Company recognized certain retail installment loans with an unpaid principal balance of $95,596 held by a non-consolidated securitization Trust under an optional clean-up call (Note 8). Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 16).
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
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Leased vehicles	$8,836,710	$6,306,277
Less: accumulated depreciation	(1,510,414)	(816,000)
Depreciated net capitalized cost	7,326,296	5,490,277
Manufacturer subvention payments, net of accretion (a)	(845,142)	(646,232)
Origination fees and other costs	16,156	4,548
Net book value	$6,497,310	$4,848,593
(a) The Company recognized accretion of lease subvention payments, as a reduction to depreciation expense, of $465,093 and $269,252 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of $1,316,958, and a net book value of $1,155,171, to a third party. The bulk sales agreements included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 12). The Company retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, these sales generated taxable gains of $784,365 that the Company deferred through a qualified like-kind exchange program. Taxable gains of $327 that did not qualify for deferral were recognized upon expiration of the reinvestment period.

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
5.    Credit Loss Allowance and Credit Quality (As Restated)

Credit Loss Allowance

The Company estimates credit losses on individually acquired retail installment contracts and personal loans held for investment not classified as TDRs based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. For loans classified as TDRs, impairment is measured based on the present value of expected future cash flows discounted at the original effective interest rate.

The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings, and individually evaluates loans for specific impairment as necessary. The credit loss allowance for receivables from dealers is comprised entirely of general allowances as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired loans for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (a)
Balance — beginning of year	$2,586,685	$674	$348,660
Provision for credit losses	2,433,617	242	324,634
Charge-offs (b)	(3,897,480)	—	(695,918)
Recoveries	2,101,709	—	22,624
Impact of loans transferred to held for sale	(27,117)	—	—
Balance — end of year	$3,197,414	$916	$—

(a)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale.

(b)
Charge-offs of retail installment contracts acquired individually and personal loans include lower of cost or market adjustments of $73,388 and $377,598, respectively, which were charged off against the credit loss allowance.

	Year Ended December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of year, as restated	$1,949,048	$1,090	$179,350
Provision for credit losses, as restated	2,101,744	(416)	434,030
Charge-offs	(3,187,803)	—	(286,331)
Recoveries	1,723,696	—	21,611
Balance — end of year, as restated	$2,586,685	$674	$348,660

	Year Ended December 31, 2013
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of year	$1,428,034	$—	$—
Provision for credit losses	1,506,107	1,090	192,745
Charge-offs	(2,005,098)	—	(13,413)
Recoveries	1,020,005	—	18
Balance — end of year	$1,949,048	$1,090	$179,350
The impairment activity related to purchased receivables portfolios for the years ended December 31, 2015, 2014, and 2013 was as follows:

	For the Year Ended December 31,
	2015	2014	2013
Balance — beginning of year	$186,126	$210,208	$196,244
Incremental provisions for purchased receivables portfolios	475	19,448	169,353
Incremental reversal of provisions for purchased receivables portfolios	(14,293)	(43,530)	(155,389)
Balance — end of year	$172,308	$186,126	$210,208
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
In early 2015, the Company increased its origination volume of loans to borrowers with limited credit bureau attributes, such as less than 36 months of history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors, such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio, are utilized to assign an internal credit score. Origination volume of these loans was $3,790,221 and $2,197,537 for the years ended December 31, 2015 and 2014, respectively. The Company's credit loss allowance forecasting models are not calibrated for this higher concentration of loans with limited bureau attributes and, accordingly, as of December 31, 2015, the Company recorded a qualitative adjustment of $149,185, increasing the allowance ratio on individually acquired retail installment contracts by 0.6% of unpaid principal balance. This adjustment was necessary to increase the credit loss allowance for additional charge offs expected on this portfolio, based on loss performance information available to date, which evidences higher losses in the first months after origination for these loans in comparison to loans with standard bureau attributes.
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
As discussed in Note 3, the Company has $1,087,024 of fleet retail installment contracts with commercial borrowers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of December 31, 2015, $5,466 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.
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
The table below presents the Company’s loans modified in TDRs as of December 31, 2015 and 2014:

	December 31, 2015 (1)	December 31, 2014
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Outstanding recorded investment	$4,601,502	$4,044,070	$17,356
Impairment	(1,363,023)	(1,172,149)	(6,939)
Outstanding recorded investment, net of impairment	$3,238,479	$2,871,921	$10,417

(1)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.

A summary of the Company’s delinquent TDRs at December 31, 2015 and 2014, is as follows:

	December 31, 2015 (1)	December 31, 2014
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Principal, 31-60 days past due	$942,021	$912,555	$1,595
Delinquent principal over 60 days	510,015	468,272	5,131
Total delinquent TDR principal	$1,452,036	$1,380,827	$6,726

(1)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.
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

	For the Year Ended
	December 31, 2015
	Retail Installment Contracts	Personal Loans (a)
Average outstanding recorded investment in TDRs	$4,361,962	$17,150
Interest income recognized	716,054	2,220

(a)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.

	For the Year Ended
	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$3,153,280	$14,061	$2,112,538	$3,260
Interest income recognized	509,004	1,679	343,886	269
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended
	December 31, 2015
	Retail Installment Contracts	Personal Loans (a)
Outstanding recorded investment before TDR	$3,417,884	$15,418
Outstanding recorded investment after TDR	$3,445,103	$15,340
Number of contracts (not in thousands)	198,325	12,501

(a)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.

	For the Year Ended
	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$2,866,340	$18,443	$1,727,488	$9,408
Outstanding recorded investment after TDR	$2,894,964	$18,359	$1,744,972	$9,264
Number of contracts (not in thousands)	171,167	16,614	110,506	13,196
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

	For the Year Ended
	December 31, 2015
	Retail Installment Contracts	Personal Loans (a)
Recorded investment in TDRs that subsequently defaulted	$788,297	$5,346
Number of contracts (not in thousands)	45,840	4,919

(a)	As of December 31, 2015, substantially all of the Company's personal loans were classified as held for sale, and therefore excluded from the scope of the applicable TDR guidance.

	For the Year Ended
	December 31, 2014		December 31, 2013
	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$516,349	$3,437	$323,755	(a)
Number of contracts (not in thousands)	32,221	3,401	21,862	(a)
(a)     Subsequent defaults on personal loan TDRs were insignificant in 2013.

6.	Goodwill and Intangibles (As Restated)

The carrying amount of goodwill for the years ended December 31, 2015, 2014, and 2013, was unchanged at $74,056. For each of the years ended December 31, 2015, 2014, and 2013, goodwill amortization of $5,463 was deductible for tax purposes.

The components of intangible assets at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(9,403)	$2,997
Software and technology	3 years	28,691	(16,672)	12,019
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization - trademarks		18,000	—	18,000
Total		$61,438	$(28,422)	$33,016

	December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(8,163)	$4,237
Software and technology	3 years	22,625	(11,480)	11,145
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization - trademarks		21,500	—	21,500
Total		$58,872	$(21,990)	$36,882
The Company recognized impairment on intangible assets of $3,500, $16,800 and zero during the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense on the assets was $6,742, $6,902, and $4,509 for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated future amortization expense is as follows:

2016	$7,175
2017	5,122
2018	2,719
2019	—
2020 and thereafter	—
$15,016
The weighted average remaining useful life for the Company's amortizing intangible assets was 2.9 years, 3.1 years, and 3.5 years at December 31, 2015, 2014, and 2013, respectively.

7.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of December 31, 2015 and 2014:

	December 31, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$378,301	$500,000	1.48%	$535,737	$—
Warehouse line (a)	Various	808,135	1,250,000	1.29%	1,137,257	24,942
Warehouse line (b)	July 2017	682,720	1,260,000	1.35%	809,185	20,852
Warehouse line (c)	July 2017	2,247,443	2,940,000	1.41%	3,412,321	48,589
Warehouse line	December 2017	944,877	2,000,000	1.56%	1,345,051	32,038
Repurchase facility (d)	December 2016	850,904	850,904	2.07%	—	34,166
Warehouse line	September 2017	565,399	1,000,000	1.20%	824,327	15,759
Warehouse line (e)	November 2016	175,000	175,000	1.90%	—	—
Warehouse line (e)	November 2016	250,000	250,000	1.90%	—	2,501
Total facilities with third parties		6,902,779	10,225,904		8,063,878	178,847
Lines of credit with Santander and related subsidiaries (f):
Line of credit	December 2016	500,000	500,000	2.65%	—	—
Line of credit	December 2018	—	500,000	3.48%	—	—
Line of credit (g)	December 2016	1,000,000	1,750,000	2.61%	—	—
Line of credit (g)	December 2018	800,000	1,750,000	2.84%	—	—
Line of credit	March 2017	300,000	300,000	1.88%	—	—
Total facilities with Santander and related subsidiaries		2,600,000	4,800,000		—	—
Total revolving credit facilities		$9,502,779	$15,025,904		$8,063,878	$178,847

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
Certain of the Company's credit facilities have covenants requiring timely filing of periodic reports with the SEC. The Company has obtained waivers of all such covenants such that the non-timely filing of the Annual Report on Form 10-K for the year ended December 31, 2015 (the "Original 10-K") did not cause an event of default on any of the Company's facilities.
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
8.    Variable Interest Entities (As Restated)
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

A summary of the cash flows received from consolidated securitization trusts for the years ended December 31, 2015, 2014, and 2013, is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Assets securitized	$18,516,641	$14,251,258	$11,589,632

Net proceeds from new securitizations (a)	$15,232,692	$11,948,421	$10,072,311
Net proceeds from sale of retained bonds	—	—	98,650
Cash received for servicing fees (b)	700,156	632,957	506,571
Net distributions from Trusts (b)	1,960,418	1,829,754	1,955,645
Total cash received from Trusts	$17,893,266	$14,411,132	$12,633,177

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.
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
9.    Derivative Financial Instruments (As Restated)
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
The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written to offset the interest rate cap agreements, total return swaps and a total return settlement agreement were not designated as hedges for accounting purposes. Changes in the fair value and settlements of derivative instruments not designated as hedges for accounting purposes are reflected in earnings as a component of interest expense.
The underlying notional amounts and aggregate fair values of these agreements at December 31, 2015 and 2014, were as follows:

	December 31, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$9,150,000	$1,706	$8,020,000	$3,827
Interest rate swap agreements not designated as hedges	2,399,000	(1,306)	3,206,000	(12,175)
Interest rate cap agreements	10,013,912	32,951	7,541,385	49,762
Options for interest rate cap agreements	10,013,912	(32,977)	7,541,385	(49,806)
Total return swap	—	—	250,594	(1,736)
Total return settlement	1,404,726	(53,432)	1,404,726	(48,893)

The aggregate fair value of the interest rate swap agreements was included on the Company’s consolidated balance sheets in other assets and other liabilities, as appropriate. The interest rate cap agreements were included in other assets and the related options in other liabilities on the Company’s consolidated balance sheets. The fair value of the total return swap was included in other liabilities on the Company's consolidated balance sheets. See Note 16 for additional disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
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
Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of December 31, 2015 and 2014:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2015
Interest rate swaps - Santander & affiliates	$4,607	$—	$4,607	$—	$—	$4,607
Interest rate swaps - third party	3,863	—	3,863	—	—	3,863
Interest rate caps - Santander & affiliates	12,724	—	12,724	—	—	12,724
Interest rate caps - third party	20,227	—	20,227	—	—	20,227
Total derivatives subject to a master netting arrangement or similar arrangement	41,421	—	41,421	—	—	41,421
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$41,421	$—	$41,421	$—	$—	$41,421
Total financial assets	$41,421	$—	$41,421	$—	$—	$41,421

December 31, 2014
Interest rate swaps - Santander & affiliates	$5,208	$—	$5,208	$—	$—	$5,208
Interest rate swaps - third party	2,946	—	2,946			2,946
Interest rate caps - Santander & affiliates	35,602	—	35,602	—	—	35,602
Interest rate caps - third party	14,160	—	14,160	—	—	14,160
Total derivatives subject to a master netting arrangement or similar arrangement	57,916	—	57,916	—	—	57,916
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$57,916	$—	$57,916	$—	$—	$57,916
Total financial assets	$57,916	$—	$57,916	$—	$—	$57,916

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015
Interest rate swaps - Santander & affiliates	$4,977	$—	$4,977	$—	$(3,430)	$1,547
Interest rate swaps - third party	3,093	—	3,093	—	(3,093)	—
Back to back - Santander & affiliates	12,724	—	12,724	—	(12,270)	454
Back to back - third party	20,253	—	20,253	—	(20,253)	—
Total derivatives subject to a master netting arrangement or similar arrangement	41,047	—	41,047	—	(39,046)	2,001
Total return swap	—	—	—	—	—	—
Total return settlement	53,432	—	53,432	—	—	53,432
Total derivatives not subject to a master netting arrangement or similar arrangement	53,432	—	53,432	—	—	53,432
Total derivative liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433
Total financial liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433

December 31, 2014
Interest rate swaps - Santander & affiliates	$15,783	$—	$15,783	$—	$(4,308)	$11,475
Interest rate swaps - third party	719	—	719	—	(191)	528
Back to back - Santander & affiliates	35,602	—	35,602	—	(35,602)	—
Back to back - third party	14,204	—	14,204	—	(14,204)	—
Total derivatives subject to a master netting arrangement or similar arrangement	66,308	—	66,308	—	(54,305)	12,003
Total return swap	1,736	—	1,736	—	(1,736)	—
Total return settlement	48,893	—	48,893	—	—	48,893
Total derivatives not subject to a master netting arrangement or similar arrangement	50,629	—	50,629	—	(1,736)	48,893
Total derivative liabilities	$116,937	$—	$116,937	$—	$(56,041)	$60,896
Total financial liabilities	$116,937	$—	$116,937	$—	$(56,041)	$60,896

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
The gross gains (losses) reclassified from accumulated other comprehensive income to net income, and gains (losses) recognized in net income, are included as components of interest expense. The Company’s derivative instruments had effects on its consolidated statements of income and comprehensive income for the years ended December 31, 2015, 2014, and 2013 as follows:

	December 31, 2015
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(53,160)	$(50,860)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(11,880)
Gains (losses) recognized in operating expenses	$(10,973)

	December 31, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(708)	$(23,015)	$(33,235)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$19,278
Gains (losses) recognized in operating expenses	$(7,856)

	December 31, 2013
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$4,062	$(19,526)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$21,080
Gains (losses) recognized in operating expenses	$(6,757)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the years ended December 31, 2015, 2014, and 2013. The Company estimates that approximately $51,000 of unrealized losses included in accumulated other comprehensive income will be reclassified to interest expense within the next twelve months.
10.    Other Assets (As Restated)
Other assets were comprised as follows:

	December 31, 2015	December 31, 2014
Upfront fee (a)	$110,000	$125,000
Vehicles (b)	203,906	134,926
Manufacturer subvention payments receivable (a)	132,856	70,213
Accounts receivable	27,028	18,440
Prepaids	33,183	35,906
Derivative assets (Note 9)	59,022	34,876
Other	16,296	6,827
	$582,291	$426,188

(a)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

(b)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

11.	Income Taxes (As Restated)
The components of the provision for income taxes for the years ended December 31, 2015, 2014, and 2013, were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Current income tax expense (benefit):
Federal	$33,798	$(252,856)	$47,201
State	4,491	31,639	55,151
Total current income tax expense (benefit)	38,289	(221,217)	102,352
Deferred income tax expense:
Federal	387,686	598,065	345,655
State	39,597	19,003	(20,865)
Total deferred income tax expense	427,283	617,068	324,790
Total income tax expense	$465,572	$395,851	$427,142
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rates for the years ended December 31, 2015, 2014, and 2013, is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal income tax benefit	2.3	1.6	2.5
Valuation allowance	(0.2)	0.6	0.9
Electric vehicle credit	(1.8)	(1.8)	(0.6)
Other	0.8	(0.1)	(0.6)
Effective income tax rate	36.1%	35.3%	37.2%
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. Under the hypothetical separate company method, SC recorded a deemed contribution from affiliates in the amount of $926, which is included in additional paid-in capital section in the accompanying consolidated balance sheets. At December 31, 2015 and 2014, the Company had a net receivable from affiliates under the tax sharing agreement of $71 and $467, respectively, which was included in Related party taxes receivable in the consolidated balance sheet.

The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities at December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Debt issuance costs	$3,502	$3,728
Receivables	598,346	652,658
Derivatives	—	2,444
Capital loss carryforwards	27,013	27,150
Net operating loss carryforwards	196,172	4,598
Equity-based compensation	18,766	39,239
Credit carryforwards	79,037	42,780
Other	37,070	45,084
Total gross deferred tax assets	959,906	817,681
Deferred tax liabilities:
Capitalized origination costs	(18,752)	(16,549)
Goodwill	(13,198)	(11,136)
Leased vehicles	(1,760,918)	(1,177,947)
Furniture and equipment	(13,212)	(14,325)
Original purchase discount on investments	—	(616)
Derivatives	(768)	—
Other	(3,794)	(2,763)
Total gross deferred tax liabilities	(1,810,642)	(1,223,336)
Valuation allowance	(30,489)	(32,901)
Net deferred tax asset (liability)	$(881,225)	$(438,556)

At December 31, 2015 and 2014, the Company’s largest deferred tax liability was leased vehicles of $1,760,918 and $1,177,947, respectively. The increase in this liability is due to accelerated depreciation taken for tax purposes.
The Company began generating qualified plug-in electric vehicle credits in 2013; the credit carryforwards will begin expiring in 2034.
In addition to the net operating losses included in deferred income tax assets in the above table, the Company had $70,929 of income tax deductions related to share-based payments that are in excess of the amount recognized in the accompanying financial statements as of December 31, 2015. When these benefits are realized in the Company's tax returns as a reduction of taxes that otherwise would have been required to be paid in cash, the Company will recognize these excess benefits as an increase in additional paid in capital on an after-tax basis, which at current income tax rates would approximate $26,457. The Company uses the "tax law ordering" method when determining when excess tax benefits have been realized.
As of December 31, 2015, the Company had federal net operating loss carryforwards of $607,121, which will begin to expire in 2036, state net operating loss carryforwards of $179,242, which will begin to expire in 2018, and capital loss carryforwards of $72,419, which will begin to expire in 2017.
As of December 31, 2015 and 2014, the Company had recorded a valuation allowance for capital loss carryforwards and state tax net operating loss carryforwards for which it does not have a tax-planning strategy in place. A rollforward of the valuation allowance for the years ended December 31, 2015, 2014, and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Valuation allowance, beginning of year	$32,901	$26,879	$16,243
Provision (release)	(2,412)	6,022	10,636
Valuation allowance, end of year	$30,489	32,901	$26,879

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
12.    Commitments and Contingencies (As Restated)

The Company is obligated to make purchase price holdback payments to a third party originator of auto loans that the Company has purchased, when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives (Note 9).
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
In connection with the bulk sales of Chrysler Capital leases to a third party (Note 4), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability was $2,893, net, as of December 31, 2015.
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
$132,651
Pursuant to the terms of a Separation Agreement among former CEO Thomas G. Dundon, the Company, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will owe Mr. Dundon a cash payment of up to $115,139 (Note 13).

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
13.    Related-Party Transactions (As Restated)

Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the years ended December 31, 2015, 2014, and 2013 was as follows:

	For the Year Ended December 31,
	2015	2014	2013
Line of credit agreement with Santander - New York Branch (Note 7)	$96,753	$92,209	$62,845
Line of credit agreement with SHUSA (Note 7)	5,299	4,299	—
Letter of credit facility with Santander - New York Branch (Note 7)	—	507	526
Accrued interest for affiliate lines/letters of credit at December 31, 2015 and 2014, were comprised as follows:

	December 31, 2015	December 31, 2014
Line of credit agreement with Santander - New York Branch (Note 7)	$6,015	$7,750
Line of credit agreement with SHUSA (Note 7)	267	242
Letter of credit facility with Santander - New York Branch (Note 7)	—	128

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
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $13,739,000 and $16,330,771 at December 31, 2015 and 2014, respectively (Note 9). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $20,775 and $32,118 at December 31, 2015 and 2014, respectively. Interest expense on these agreements includes amounts totaling $58,019, $44,366, and $29,698 for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Also in connection with his departure, Mr. Dundon entered into a Separation Agreement with the Company, DDFS LLC, SHUSA and Santander. The Separation Agreement provided, among other things, that Mr. Dundon resign as Chairman of the Board, as CEO of the Company and as an officer and/or director of any of the Company’s subsidiary companies. Mr. Dundon would continue to serve as a Director of the Company's Board, and would serve as a consultant to the Company for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required bank regulatory approvals. Also subject to applicable regulatory approvals and law, Mr. Dundon’s outstanding stock options would remain exercisable until the third anniversary of his resignation, and subject to certain time limitations, Mr. Dundon would be permitted to exercise such options in whole, but not in part, and settle such options for a cash payment equal to the difference between the closing trading price of a share of Company common stock as of the date immediately preceding such exercise and the exercise price of such option. Mr. Dundon exercised this cash settlement option on July 2, 2015. The Separation Agreement also provided for the modification of terms for certain other equity-based awards (Note 17), subject to limitations of banking regulators and applicable law.
As of December 31, 2015, the Company has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the consolidated statement of income and comprehensive income in the period in which approval is obtained.
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

14.	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Cash paid (received) during the year for:
Interest	$635,558	$541,705	$417,128
Income taxes	(190,663)	278,210	465,828
Noncash investing and financing transactions:
Acquisition of noncontrolling interests	$—	$—	$38,111
Transfer of revolving credit facilities to secured structured financings	193,180	—	—
Transfer of personal loans to held for sale	1,883,251	—	—

During the year ended December 31, 2015, the Company deconsolidated certain Trusts from the consolidated balance sheet following the sale of its retained interests in the respective Trusts (Note 7). Upon deconsolidation, the Company derecognized $1,919,171 in assets, including $170,144 in restricted cash, and $1,183,792 in notes payable and other liabilities of the Trusts.

15.	Computation of Basic and Diluted Earnings per Common Share (As Restated)

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of earnings per share excludes 926,242, 1,406,204, and zero employee stock options for the years ended December 31, 2015, 2014, and 2013, respectively, as the effect of those securities would be anti-dilutive. The following table represents EPS numbers for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014	2013
Earnings per common share
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$824,040	$725,284	$722,986
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	354,636	348,139	346,172
Weighted average number of participating restricted common shares outstanding (in thousands)	467	584	6
Weighted average number of common shares outstanding (in thousands)	355,103	348,723	346,178
Earnings per common share	$2.32	$2.08	$2.09

Earnings per common share - assuming dilution
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$824,040	$725,284	$722,986
Weighted average number of common shares outstanding (in thousands)	355,103	348,723	346,178
Effect of employee stock-based awards (in thousands)	1,060	6,999	—
Weighted average number of common shares outstanding - assuming dilution (in thousands)	356,163	355,722	346,178
Earnings per common share - assuming dilution	$2.31	$2.04	$2.09
16.    Fair Value of Financial Instruments (As Restated)

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

Fair value estimates, methods, and assumptions are as follows:

		December 31, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$18,893	$18,893	$33,157	$33,157
Finance receivables held for sale, net (b)	3	2,859,575	2,872,354	46,586	46,586
Finance receivables held for investment, net (c)	3	23,367,788	24,943,560	23,911,649	25,576,337
Restricted cash (a)	1	2,236,329	2,236,329	1,920,857	1,920,857
Notes payable — credit facilities (d)	3	6,902,779	6,902,779	6,402,327	6,402,327
Notes payable — secured structured financings (e)	2	20,872,900	20,917,733	17,718,974	17,810,062
Notes payable — related party (f)	3	2,600,000	2,600,000	3,690,000	3,690,000

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$20,227	$—	$20,227	$—
Due from affiliates — trading interest rate caps (a)	12,724	—	12,724	—
Other assets — cash flow hedging interest rate swaps (a)	3,863	—	3,863	—
Due from affiliates — cash flow hedging interest rate swaps (a)	3,431	—	3,431	—
Due from affiliates — trading interest rate swaps (a)	1,176	—	1,176	—
Other liabilities — trading options for interest rate caps (a)	20,253	—	20,253	—
Due to affiliates — trading options for interest rate caps (a)	12,724	—	12,724	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,093	—	3,093	—
Due to affiliates — cash flow hedging interest rate swaps (a)	2,496	—	2,496	—
Due to affiliates — trading interest rate swaps (a)	2,481	—	2,481	—
Other liabilities — total return settlement (a)	53,432	—	—	53,432
Retail installment contracts acquired individually (b)	6,770	—	—	6,770

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$14,160	$—	$14,160	$—
Due from affiliates — trading interest rate caps (a)	35,602	—	35,602	—
Other assets — cash flow hedging interest rate swaps (a)	2,796	—	2,796	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,823	—	4,823	—
Other assets — trading interest rate swaps (a)	150	—	150	—
Due from affiliates — trading interest rate swaps (a)	385	—	385	—
Other liabilities — trading options for interest rate caps (a)	14,204	—	14,204	—
Due to affiliates — trading options for interest rate caps (a)	35,602	—	35,602	—
Other liabilities — cash flow hedging interest rate swaps (a)	476	—	476	—
Due to affiliates — cash flow hedging interest rate swaps (a)	3,316	—	3,316	—
Other liabilities — trading interest rate swaps (a)	243	—	243	—
Due to affiliates — trading interest rate swaps (a)	12,467	—	12,467	—
Other liabilities — total return swap (c)	1,736	—	1,736	—
Other liabilities — total return settlement (a)	48,893	—	—	48,893

(a)
The valuation is determined using widely accepted valuation techniques including a DCF on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 9).

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 for the year ended December 31, 2015:

Fair value, December 31, 2014	$—
Settlements	—
Losses recognized in earnings	—
Additions / issuances	6,770
Fair value, December 31, 2015	$6,770

The following table presents the changes in the total return settlement balance, which is classified as Level 3, for the years ended December 31, 2015, 2014, and 2013:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Fair value, beginning of year	$48,893	$50,385	$57,827
Settlements	(6,434)	(9,348)	(14,199)
Losses recognized in earnings	10,973	7,856	6,757
Fair value, end of year	$53,432	$48,893	$50,385
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2015 and 2014, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value adjustment recognized in earnings
Other assets — vehicles (a)	$203,906	$—	$203,906	$—	$—
Personal loans held for sale (b)	$1,954,414	$—	$—	$1,954,414	$613,994

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value adjustment recognized in earnings
Other assets — vehicles (a)	$134,926	$—	$134,926	$—	$—
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
17.    Employee Benefit Plans (As Restated)
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
A summary of the Company’s stock options and related activity as of and for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	21,357,911	$10.82	7.2	$187,637
Granted	433,844	24.29
Exercised	(8,953,812)	9.85		(124,132)
Expired	(6,862,576)	11.47
Forfeited	(300,040)	16.62
Options outstanding at December 31, 2015	5,675,327	$12.30	6.5	$20,151
Options exercisable at December 31, 2015	2,772,561	$10.17	6.1	$15,761
Options expected to vest at December 31, 2015	2,574,904	$14.49	6.9
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
A summary of the status and changes of the Company's nonvested stock options as of and for the year ended December 31, 2015, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	4,487,731	$6.72
Granted	433,844	8.10
Vested	(1,095,754)	6.58
Forfeited or expired	(923,055)	7.65
Non-vested at December 31, 2015	2,902,766	$6.68
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
18.    Shareholders' Equity
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
19.    Quarterly Financial Data (unaudited) (As Restated)
The Company has restated herein the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 for certain errors as discussed in Note 2. The impacts of the corrections on the unaudited quarterly financial information filed in the Company's Quarterly Reports on Form 10-Q/A for each quarter of 2014 and 2015 are included in the tables below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Total finance and other interest income	$1,431,978	$1,534,246	$1,561,630	$1,559,930
Net finance and other interest income	1,108,269	1,214,857	1,215,665	1,193,782
Provision for credit losses	631,847	579,379	723,922	850,723
Income (loss) before income taxes	365,268	573,169	372,974	(21,799)
Net income (loss)	242,445	364,715	236,435	(19,555)
Net income (loss) per common share (basic)	$0.69	$1.03	$0.66	$(0.05)
Net income (loss) per common share (diluted)	$0.68	$1.02	$0.66	$(0.05)

Allowance for credit losses	$3,117,716	$3,328,897	$2,996,924	$3,218,208
Finance receivables held for investment, net	24,547,674	24,800,991	23,478,376	23,367,788
Total assets	34,581,338	36,079,510	36,035,625	36,448,958
Total equity	3,771,543	4,245,763	4,451,984	4,432,549

Year Ended December 31, 2014
Total finance and other interest income	$1,213,242	$1,271,962	$1,325,992	$1,341,875
Net finance and other interest income	1,007,461	1,030,157	1,070,377	1,045,623
Provision for credit losses	566,573	541,135	721,741	691,818
Income before income taxes	223,067	394,139	277,725	226,204
Net income	137,443	255,958	179,163	152,720
Net income per common share (basic)	$0.39	$0.73	$0.51	$0.44
Net income per common share (diluted)	$0.39	$0.72	$0.50	$0.43

Allowance for credit losses	$2,354,798	$2,570,969	$2,785,351	$2,945,608
Finance receivables held for investment, net	22,369,112	22,960,369	22,979,953	23,911,649
Total assets	28,956,477	29,911,434	30,817,354	32,368,751
Total equity	2,972,927	3,176,644	3,365,393	3,526,216

20.	Investment Gains (Losses), Net (As Restated)
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
Investment gains (losses), net was comprised of the following for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Gain on sale of loans and leases	$155,408	$113,147	$41,701
Lower of cost or market adjustments	(236,396)	—	—
Other losses and impairments	(14,226)	—	—
	$(95,214)	$113,147	$41,701

On September 30, 2015, the Company's personal loan portfolio was transferred to held for sale. Subsequent to the transfer of these loans to held for sale, the Company recorded further lower of cost or market adjustments on its personal loans, due to market decline as evidenced by customer defaults on the underlying receivables and declines in the market value of the loans of $123,254 and $113,142, respectively, which are included in "Lower of cost or market adjustments" in the table above.

21.	Subsequent Events
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
Loan Agreements with Santander and Related Subsidiaries
On March 4, 2016, the Company amended two revolving credit facilities with Santander to reduce the committed amount of each from $1,750,000 to $1,000,000 (Note 7).
On March 4, 2016, the Company and SHUSA, as borrower and lender, respectively, entered into a revolving credit facility with a committed amount of $1,500,000 through March 2019 (Note 7).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K/A. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Management's Report on Internal Control over Financial Reporting (as revised)

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

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In Management’s Report on Internal Controls over Financial Reporting included in our original Annual Report on Form 10-K as of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, because of material weaknesses described below, as well as the material weakness described under "Status of Prior Material Weakness in Internal Control over Financial Reporting.” We have enhanced the disclosures of the following material weaknesses: Control Environment, Risk Assessment, Control Activities and Monitoring; Methodology to Estimate Credit Loss Allowance; and Loans Modified as TDRs. Of the material weaknesses described below, the following are additional material weaknesses that were identified after the Original Filing: Application of Effective Interest Method for Accretion; Identification, Governance, and Monitoring of Models Used to Estimate Accretion; Review of New, Unusual or Significant Transactions; and Review of Financial Statement Disclosures. Although our conclusion remains the same, that we did not maintain effective internal control over financial reporting as of December 31, 2015, management revised its report to include these material weaknesses.
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

•
There was a lack of appropriate tone at the top in establishing an effective control owner risk and controls self-assessment process which contributed to a lack of clarity about ownership of risk assessments and control design and effectiveness. There was insufficient governance, oversight and monitoring of the credit loss allowance and accretion processes and a lack of defined roles and responsibilities in monitoring functions.

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

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 3 - Finance Receivables, Note 5 - Credit Loss Allowance and Credit Quality and Note 20 - Investment Gains (Losses), Net.

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

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 3 - Finance Receivables, Note 5 - Credit Loss Allowance and Credit Quality and Note 20 - Investment Gains (Losses), Net.

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

This material weakness relates to the following financial statement line items: compensation expense, other liabilities, deferred tax liabilities, net, and additional paid in capital and the related disclosures within Note 18 - Shareholders' Equity.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at December 31, 2015.

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

To remediate the material weakness, the Company strengthened the processes and documentation related to the classification of cash flows between operating activities and investing activities, and the SCF generally, including enhancing the internal documentation requirements for cash flow statement impacts and implemented additional review procedures for significant and unusual transactions. While progress has been made to enhance the processes, procedures and controls over financial reporting related to our SCF, we are still in the process of implementing and testing these processes and procedures and believe additional time is required to complete implementation and to demonstrate the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, this material weakness is unremediated at December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander Consumer USA Holdings Inc.
Dallas, Texas

We have audited Santander Consumer USA Holdings Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: 1) control environment, risk assessment, control activities and monitoring, 2) application of effective interest method for accretion, 3) methodology to estimate credit loss allowance, 4) loans modified as TDRs, 5) development, approval, and monitoring of models used to estimate the credit loss allowance, 6) identification, governance, and monitoring of models used to estimate accretion, 7) review of new, unusual or significant transactions, 8) review of financial statement disclosures, and 9) preparation and review of the consolidated statement of cash flows. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such consolidated financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated

March 30, 2016 (October 27, 2016 as to the effects of the restatement discussed in Note 2 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement of the consolidated financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 30, 2016 (October 27, 2016 as to the effects of the additional material weaknesses described in Management’s Report on Internal Control over Financial Reporting (as revised))

ITEM 9B.	OTHER INFORMATION
Auditor independence matters

The Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), recently advised the Company’s Audit Committee that it had identified two auditor independence matters.

Securities and Exchange Commission Regulation S-X Rule 2-01 (c) (1) (ii) (A) states “An accountant is not independent if, at any point during the audit and professional engagement period, the accountant has a direct financial interest or a material indirect financial interest in the accountant’s audit client, such as…Loans/debtor-creditor relationship. Any loan (including any margin loan) to or from an audit client, or an audit client's officers, directors, or record or beneficial owners of more than ten percent of the audit client's equity securities…” An affiliated entity of Deloitte located outside of the United States entered into a lending relationship with an affiliate of the Company in December 2015. The lending relationship was not with an entity that is included in the financial statements of the Company. The borrowing was repaid in October 2016.

As previously disclosed, a partner rotation issue under the SEC’s auditor independence rule was identified by Deloitte. Two of Deloitte’s engagement partners for the Company’s 2015 audit had been involved in their roles since the Company’s initial public offering in January 2014. Because the registration statement filed in connection with that offering included audited financial statements for the years ended December 31, 2010, 2011 and 2012, the two engagement partners were considered to have been involved for a period of six years compared to the five years that is allowed under the SEC auditor independence rule. Upon identification of the partner rotation issue, Deloitte identified new engagement partners to serve on the Company’s audit engagement for the year ended December 31, 2015, including in connection with the 2015 quarters.

Deloitte advised the Audit Committee that these matters did not impair their objectivity, integrity, and impartiality with respect to its planning and execution of the 2015 audit and its associated reviews of the 2015 quarters. After considering the facts and circumstances, the Audit Committee concurred with Deloitte’s conclusion that these matters did not impair their objectivity, integrity, and impartiality with respect to its planning and execution of the 2015 audit and its associated reviews of the 2015 quarters.
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

1. The following Consolidated Financial Statements as set forth in Part II, Item 8 of this report are filed herein:

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

3. See the Exhibit Index immediately following the signatures page of this Annual Report on Form 10-K/A.

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
Name: Jason A. Kulas
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	Chief Executive Officer & Director	October 27, 2016
Jason A. Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	October 27, 2016
Ismail Dawood	(Principal Financial and Accounting Officer)
/s/ William Rainer	Chairman of the Board	October 27, 2016
William Rainer
/s/ Mark P. Hurley	Director	October 27, 2016
Mark P. Hurley
/s/ Stephen A. Ferriss	Director	October 27, 2016
Stephen A. Ferriss
/s/ Brian Gunn	Director	October 27, 2016
Brian Gunn
/s/ Victor Hill	Director	October 27, 2016
Victor Hill
/s/ Javier Maldonado	Director	October 27, 2016
Javier Maldonado
/s/ Scott Powell	Director	October 27, 2016
Scott Powell
/s/ Robert J. McCarthy	Director	October 27, 2016
Robert J. McCarthy
/s/ Gerald P. Plush	Director	October 27, 2016
Gerald P. Plush
/s/ José Doncel Razola	Director	October 27, 2016
José Doncel Razola
/s/ Wolfgang Schoellkopf	Director	October 27, 2016
Wolfgang Schoellkopf
/s/ Heidi Ueberroth	Director	October 27, 2016
Heidi Ueberroth

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2014, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and SC Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Santander Consumer USA Holdings Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)
3.2	Third Amended and Restated Bylaws of Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 27, 2015, File No. 001-36270)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on January 7, 2014, File No. 333-189807)
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

4.13
Form of Amendment No. 1 to Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc., Santander Consumer USA Holdings Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807) #

4.14
First Amendment, dated May 20, 2015, to the Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 27, 2015, File No. 001-36270)

4.15
Second Amendment, dated July 2, 2015, to the Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 2, 2015, File No. 001-36270)

10.1
Investment Agreement, by and between Santander Consumer USA Inc. and Dundon DFS LLC, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.1 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012, File No. 001-36270)

10.2
Investment agreement, by and among Santander Consumer USA Inc., Santander Holdings USA, Inc. and Sponsor Auto Financing Holdings Series LP, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.2 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed March 16, 2012, File No. 001-36270)

10.3
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Eldridge A. Burns (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.4
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason W. Grubb (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.5
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason A. Kulas (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) #

10.6
Confidential Employment Agreement, dated August 24, 2011, by and between Santander Consumer USA Inc. and Richard Morrin (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 3, 2013, File No. 333-189807) #

10.7
Amended and Restated Employment Agreement, executed as of December 31, 2011, by and among Santander Consumer USA Inc., Banco Santander, S.A. and Thomas G. Dundon (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on July 3, 2013, File No. 333-189807) #

10.8	Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on July 3, 2013, File No. 333-189807) #
10.9
Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 on July 3, 2013, File No. 333-189807) #

10.10
Master Private Label Financing Agreement, dated as of February 6,2013, by and between Santander Consumer USA Inc. and Chrysler Group LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A on November 22, 2013, File No. 333-189807) †

10.11	Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #
10.12
Form of Restricted Stock Award Agreement (for Management) under the Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.13
Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.14
Form of Amendment No.1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan with each of Thomas G. Dundon, Jason A. Kulas, and Jason W. Grubb (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.15
Form of Amendment No. 1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (Optionees other than Thomas G. Dundon, and Jason W, Grubb) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.16
Santander Consumer USA Holdings Inc. Senior Executive Annual Bonus Plan (incorporated by reference on Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A on January 17, 2014, File No. 333-189807) #

10.17
Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.18
Form of Time- and Performance-based Option Award Agreement (Series 3) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.19
Form of Time-Based Option Agreement (Series 2) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.20
Form of Restricted Stock Unit Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K on March 2, 2015, File No. 001-36270)

10.21
Form of Long-Term Cash Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K on March 2, 2015, File No. 001-36270)

10.22
Form of Non-qualified Stock Option Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K on March 2, 2015, File No. 001-36270)

10.23
Separation Agreement, dated July 2, 2015, by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 2, 2015, File No. 001-36270)

10.24
First Amendment, dated July 20, 2015, to the Separation Agreement dated July 2, 2015 by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon (incorporated by reference to the Company's First Amendment to the Quarterly Report on Form 10-Q/A on October 26, 2016, File No. 001-36270)

10.25
Form of Restricted Stock Unit Award Agreement (for Directors) under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on October 29, 2015, File No. 001-36270)

10.26
Letter Agreement, dated December 1, 2015, by and between Santander Consumer USA Holdings Inc. and Ismail Dawood (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 7, 2015, File No. 001-36270)

16.1	Letter of Deloitte & Touche LLP, dated December 15, 2015 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K on December 15, 2015, File No. 001-36270)
21.1	Subsidiaries of Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K issued on March 31, 2016, File No. 001-36270)
23.1*	Consent of Deloitte & Touche LLP*
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Furnished herewith.