Form 10-Q/A
period 2016-03-31
Santander Consumer USA Holdings Inc.
filed 2016-10-27
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

As used in this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2016 (the “Form 10-Q/A”), the terms
“Company,” “our,” “us” or “we” refer to Santander Consumer USA Holdings Inc., a Delaware Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2016 (the “Original Filing”). This Form 10-Q/A
is being filed to restate our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors primarily related to (i) error in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on individually acquired retail installment contracts held for investment, (ii) error related to the lack of consideration of net discount when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment contracts held for investment, (iii) error in computing the present value of expected future cash flows whereby the TDRs’ weighted-average original contractual interest rate was utilized rather than the TDRs’ weighted-average original effective interest rate as required by U.S. GAAP and (iv) error in our recognition of certain executive severance-related and stock compensation expenses and liabilities which should not have been recorded as all applicable regulatory approvals have not been obtained. The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the three months ended March 31, 2016. Further explanation regarding the restatement is set forth in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2015, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
FRB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
LendingClub	LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Original Filing	Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as originally filed with the SEC on May 5, 2016
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing

OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
Shareholders Agreement
The Shareholders agreement dated January 28, 2014, by and among the Company, SHUSA, DDFS, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP, and, for the certain sections set forth therein, Banco Santander

SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets	(As Restated - Note 2)
Cash and cash equivalents - $4,120 and zero held for affiliates, respectively	$42,047	$18,893
Finance receivables held for sale, net	2,322,661	2,859,575
Finance receivables held for investment, net	23,961,903	23,367,788
Restricted cash - $31,898 and $39,436 held for affiliates, respectively	2,636,216	2,236,329
Accrued interest receivable	369,656	395,387
Leased vehicles, net	7,277,220	6,497,310
Furniture and equipment, net of accumulated depreciation of $55,098 and $50,409, respectively	61,543	58,007
Federal, state and other income taxes receivable	260,625	267,636
Related party taxes receivable	85	71
Goodwill	74,056	74,056
Intangible assets, net of amortization of $30,053 and $28,422, respectively	33,915	33,016
Due from affiliates	65,062	58,599
Other assets	663,970	582,291
Total assets	$37,768,959	$36,448,958
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$8,389,269	$6,902,779
Notes payable — secured structured financings	20,340,959	20,872,900
Notes payable — related party	2,775,000	2,600,000
Accrued interest payable	25,632	22,544
Accounts payable and accrued expenses	374,843	413,269
Federal, state and other income taxes payable	3,088	2,462
Deferred tax liabilities, net	971,100	881,225
Due to affiliates	77,760	58,148
Other liabilities	206,569	263,082
Total liabilities	33,164,220	32,016,409
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
358,108,351 and 358,014,870 shares issued and 358,039,346 and 357,945,865 shares outstanding, respectively	3,580	3,579
Additional paid-in capital	1,646,231	1,644,151
Accumulated other comprehensive income (loss), net	(36,065)	2,125
Retained earnings	2,990,993	2,782,694
Total stockholders’ equity	4,604,739	4,432,549
Total liabilities and equity	$37,768,959	$36,448,958

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	March 31, 2016	December 31, 2015
Assets	(As Restated - Note 2)
Restricted cash	$1,982,611	$1,842,877
Finance receivables held for sale, net	1,271,856	1,539,686
Finance receivables held for investment, net	22,533,307	22,658,626
Leased vehicles, net	7,277,220	6,497,310
Various other assets	589,279	630,017
Total assets	$33,654,273	$33,168,516
Liabilities
Notes payable	$30,500,847	$30,611,019
Various other liabilities	85,111	85,844
Total liabilities	$30,585,958	$30,696,863

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
	(As Restated - Note 2)
Interest on finance receivables and loans	$1,286,195	$1,193,021
Leased vehicle income	329,792	231,616
Other finance and interest income	3,912	7,341
Total finance and other interest income	1,619,899	1,431,978
Interest expense — Including $31,686 and $44,016 to affiliates, respectively	184,735	148,856
Leased vehicle expense	221,360	174,853
Net finance and other interest income	1,213,804	1,108,269
Provision for credit losses	660,170	631,847
Net finance and other interest income after provision for credit losses	553,634	476,422
Profit sharing	11,394	13,516
Net finance and other interest income after provision for credit losses and profit sharing	542,240	462,906
Investment gains (losses), net	(69,056)	21,593
Servicing fee income — Including $4,076 and $5,024 from affiliates, respectively	44,494	24,803
Fees, commissions, and other — Including $225 and $5,849 from affiliates, respectively	102,120	103,798
Total other income	77,558	150,194
Compensation expense	119,842	100,540
Repossession expense	73,545	58,826
Other operating costs — Including $4,462 and $371 to affiliates, respectively	97,469	88,466
Total operating expenses	290,856	247,832
Income before income taxes	328,942	365,268
Income tax expense	120,643	122,823
Net income	$208,299	$242,445

Net income	$208,299	$242,445
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $22,733 and $7,622, respectively	(38,190)	(12,843)
Comprehensive income	$170,109	$229,602
Net income per common share (basic)	$0.58	$0.69
Net income per common share (diluted)	$0.58	$0.68
Weighted average common shares (basic)	357,974,890	349,421,960
Weighted average common shares (diluted)	358,840,322	356,654,466

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2015	348,978	$3,490	$1,560,519	$3,553	$1,958,654	$3,526,216
Stock issued in connection with employee incentive compensation plans	980	10	11,640	—	—	11,650
Stock-based compensation expense	—	—	4,075	—	—	4,075
Net income	—	—	—	—	242,445	242,445
Other comprehensive income (loss), net of taxes	—	—	—	(12,843)	—	(12,843)
Balance — March 31, 2015	349,958	$3,500	$1,576,234	$(9,290)	$2,201,099	$3,771,543

Balance — January 1, 2016, as restated (Note 2)	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$4,432,549
Stock issued in connection with employee incentive compensation plans	93	1	704	—	—	705
Stock-based compensation expense	—	—	1,768	—	—	1,768
Tax sharing with affiliate	—	—	(392)	—	—	(392)
Net income, as restated (Note 2)	—	—	—	—	208,299	208,299
Other comprehensive income (loss), net of taxes	—	—	—	(38,190)	—	(38,190)
Balance — March 31, 2016, as restated (Note 2)	358,039	$3,580	$1,646,231	$(36,065)	$2,990,993	$4,604,739

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:	(As Restated - Note 2)
Net income	$208,299	$242,445
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	6,633	14,384
Provision for credit losses	660,170	631,847
Depreciation and amortization	245,610	197,035
Accretion of discount	(90,806)	(53,814)
Originations and purchases of receivables held for sale	(1,277,487)	(720,145)
Proceeds from sales of and collections on receivables held for sale	922,071	537,462
Change in revolving personal loans	(129,330)	—
Investment losses (gains), net	69,056	(21,593)
Stock-based compensation	1,768	4,075
Deferred tax expense	112,054	9,944
Changes in assets and liabilities:
Accrued interest receivable	11,272	6,512
Accounts receivable	3,157	(3,726)
Federal income tax and other taxes	7,515	384,634
Other assets	(57,262)	(1,232)
Accrued interest payable	3,102	1,744
Other liabilities	(22,936)	6,108
Due to/from affiliates	(15,748)	(150)
Net cash provided by operating activities	657,138	1,235,530
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(3,836,292)	(4,986,961)
Purchases of portfolios of finance receivables held for investment	(95,596)	—
Collections on finance receivables held for investment	2,598,238	2,537,187
Proceeds from sale of loans held for investment	823,877	407,470
Leased vehicles purchased	(1,622,199)	(1,135,171)
Manufacturer incentives received	329,616	219,419
Proceeds from sale of leased vehicles	292,369	586,664
Change in revolving personal loans	166,890	(4,237)
Purchases of furniture and equipment	(14,500)	(4,844)
Sales of furniture and equipment	1,010	188
Change in restricted cash	(404,457)	(766,447)
Other investing activities	(2,532)	(1,533)
Net cash used in investing activities	(1,763,576)	(3,148,265)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	2,702,004	3,056,950
Payments on notes payable related to secured structured financings	(3,175,675)	(2,780,640)
Proceeds from unsecured notes payable	2,361,144	1,690,000
Payments on unsecured notes payable	(2,050,853)	(1,005,000)
Proceeds from notes payable	6,810,899	6,195,553
Payments on notes payable	(5,518,740)	(5,259,330)
Proceeds from stock option exercises, gross	813	9,161
Repurchase of stock - employee tax withholding	—	(164)
Net cash provided by financing activities	1,129,592	1,906,530
Net increase (decrease) in cash and cash equivalents	23,154	(6,205)
Cash — Beginning of period	18,893	33,157
Cash — End of period	$42,047	$26,952

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
Santander Consumer USA Holdings Inc., a Delaware Corporation (together with its subsidiaries, “SC” or “the Company”), is the holding company for Santander Consumer USA Inc., an Illinois corporation, and subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination and securitization of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
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
As of March 31, 2016, the Company was owned approximately 58.9% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.2% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (the "Call Transaction"). Pursuant to the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS LLC is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (Note 12).
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities, as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of credit loss allowance, discount accretion, impairment, fair value, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

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
Accounting Policies
There have been no material changes in the Company's accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report on Form 10-K/A for the year ended December 31, 2015.
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
2.     Corrections of Errors
Subsequent to the the issuance of the Company’s March, 31, 2016 condensed consolidated financial statements, the Company identified errors in its historical financial statements, including for the three months ended March 31, 2016. Accordingly, the Company has restated the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2016 to reflect the error corrections, the most significant of which are as follows:

•
The Company determined that its historical methodology for estimating its credit loss allowance for individually acquired retail installment contracts held for investment was in error as it utilized the original contractual interest rate rather than the original effective rate as the discount rate applied to expected cash flows to determine TDR impairment. ASC 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of individually acquired retail installment contracts held for investment accordingly overstated, by $73,243 as of March 31, 2016 related to this methodology error. This error also impacted the provision for credit losses in the condensed consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

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
The Company has corrected its accretion methodology and has determined that the various aspects had the following impact as of March 31, 2016:

March 31, 2016
Overstatement of recorded investment	$216,340
Overstatement of TDR impairment	(70,133)
Overstatement of finance receivables, net	$146,207
Overstatement of finance receivables held for sale, net	$(1,529)
Overstatement of finance receivables held for investment, net	$147,736

•
The Company previously omitted the consideration of net unaccreted discounts when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment loans held for investment under ASC 450-20. Accordingly, management has determined that the omission of consideration of net unaccreted discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying value of individually acquired retail installment contracts held for investment accordingly understated, by $106,226 as of March 31, 2016 related to this methodology error. This error also impacted the provision for credit losses in the condensed consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

•
During the year ended December 31, 2015, the Company had recognized $12,340 in severance-related expenses, $9,881 in stock compensation expense and a liability for $115,139 in contemplation of the amounts and benefits payable to former CEO Thomas G. Dundon pursuant to a Separation Agreement among Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander. However, the Company has subsequently determined that its previous accounting for the expenses and liabilities contemplated in the Separation Agreement was in error as such expenses and liabilities should not be recorded until all applicable conditions have been satisfied, including that all regulatory approvals have been obtained. Accordingly, the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2016 do not include any expense or liability associated with the Separation Agreement. Further, in the absence of satisfaction of applicable conditions, Mr. Dundon’s remaining unexercised vested options are considered to have expired subsequent to his termination without cause; accordingly, the restated financial statements reflect the removal of the deferred tax asset associated with the previously recorded compensation expense related to Mr. Dundon’s vested but unexercised options, and do not include Mr. Dundon’s vested options in the calculation of diluted weighted average common shares outstanding.

In addition to the restatement of the Company's condensed consolidated financial statements, certain information within the following notes to the condensed consolidated financial statement has been restated to reflect the corrections of errors discussed above as well as other, less significant errors and/or to add disclosure language, as appropriate.

•	Note 3. Finance Receivables

•	Note 4. Leases

•	Note 5. Credit Loss Allowance and Credit Quality

•	Note 7. Variable Interest Entities

•	Note 8. Derivative Financial Instruments

•	Note 9. Other Assets

•	Note 10. Income Taxes

•	Note 11. Commitments and Contingencies

•	Note 12. Related-Party Transactions

•	Note 13. Computation of Basic and Diluted Earnings per Common Share

•	Note 14. Fair Value of Financial Instruments

•	Note 15. Employee Benefit Plans

•	Note 17. Investment Gains (Losses), Net

The following table summarizes the impacts of the corrections on the condensed consolidated balance sheet as of March 31, 2016:

	As Reported	Corrections	As Restated
Finance receivables held for sale, net	$2,324,190	$(1,529)	$2,322,661
Finance receivables held for investment, net	24,082,180	(120,277)	23,961,903
Leased vehicles, net	7,298,521	(21,301)	7,277,220
Federal, state and other income taxes receivable	260,687	(62)	260,625
Other assets	656,449	7,521	663,970
Total assets	37,904,607	(135,648)	37,768,959
Deferred tax liabilities, net	994,024	(22,924)	971,100
Due to affiliates	177,061	(99,301)	77,760
Other liabilities	235,184	(28,615)	206,569
Total liabilities	33,315,060	(150,840)	33,164,220
Additional paid-in capital	1,567,936	78,295	1,646,231
Retained earnings	3,054,096	(63,103)	2,990,993
Total stockholders’ equity	4,589,547	15,192	4,604,739
Total liabilities and equity	37,904,607	(135,648)	37,768,959

The following table summarizes the impacts of the corrections on the Company's assets and liabilities related to VIEs included in the condensed consolidated financial statements as of March 31, 2016:

	As Reported	Corrections	As Restated
Finance receivables held for investment, net	$22,897,337	$(364,030)	$22,533,307
Leased vehicles, net	7,298,521	(21,301)	7,277,220
Various other assets	581,758	7,521	589,279
Various other liabilities	7,654	77,457	85,111

The following table summarizes the impacts of the corrections on our condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2016:

	As Reported	Corrections	As Restated
Interest on finance receivables and loans	$1,341,763	$(55,568)	$1,286,195
Total finance and other interest income	1,675,467	(55,568)	1,619,899
Leased vehicle expense	218,779	2,581	221,360
Net finance and other interest income	1,271,953	(58,149)	1,213,804
Provision for credit losses	706,574	(46,404)	660,170
Net finance and other interest income after provision for credit losses	565,379	(11,745)	553,634
Net finance and other interest income after provision for credit losses and profit sharing	553,985	(11,745)	542,240
Investment losses, net	(73,151)	4,095	(69,056)
Fees, commissions, and other	101,335	785	102,120
Total other income	72,678	4,880	77,558
Other operating costs	116,454	(18,985)	97,469
Total operating expenses	309,841	(18,985)	290,856
Income before income taxes	316,822	12,120	328,942
Income tax expense	116,129	4,514	120,643
Net income	$200,693	$7,606	$208,299

Net income	$200,693	$7,606	$208,299
Comprehensive income	$162,503	$7,606	$170,109
Net income per common share (basic)	$0.56	$0.02	$0.58
Net income per common share (diluted)	$0.56	$0.02	$0.58
Weighted average common shares (diluted)	360,228,272	(1,387,950)	358,840,322

The following table summarizes the impacts of the corrections on our condensed consolidated statement of equity for the three months ended March 31, 2016:

	Additional Paid-In Capital
	As Reported	Corrections	As Restated
Balance — January 1, 2016	$1,565,856	$78,295	$1,644,151
Balance — March 31, 2016	1,567,936	78,295	1,646,231

	Retained Earnings			Total Stockholders’ Equity
	As Reported	Corrections	As Restated	As Reported	Corrections	As Restated
Balance — January 1, 2016	$2,853,403	$(70,709)	$2,782,694	$4,424,963	$7,586	$4,432,549
Net income	200,693	7,606	208,299	200,693	7,606	208,299
Balance — March 31, 2016	3,054,096	(63,103)	2,990,993	4,589,547	15,192	4,604,739

The following table summarizes the impacts of the corrections on our condensed consolidated statement of cash flows for the three months ended March 31, 2016:

	As Reported	Corrections	As Restated
Cash flows from operating activities:
Net income	$200,693	$7,606	$208,299
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	5,317	1,316	6,633
Provision for credit losses	706,574	(46,404)	660,170
Depreciation and amortization	265,077	(19,467)	245,610
Accretion of discount	(151,045)	60,239	(90,806)
Investment losses, net	73,151	(4,095)	69,056
Deferred tax expense	107,540	4,514	112,054
Changes in assets and liabilities:
Other assets	(59,275)	2,013	(57,262)
Other liabilities	(19,963)	(2,973)	(22,936)
Net cash provided by operating activities	654,389	2,749	657,138
Cash flows from investing activities:
Proceeds from sale of leased vehicles	295,118	(2,749)	292,369
Net cash used in investing activities	(1,760,827)	(2,749)	(1,763,576)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	2,634,405	67,599	2,702,004
Payments on notes payable related to secured structured financings	(3,171,686)	(3,989)	(3,175,675)
Proceeds from unsecured notes payable	2,818,900	(457,756)	2,361,144
Payments on unsecured notes payable	(2,643,900)	593,047	(2,050,853)
Proceeds from notes payable	6,353,143	457,756	6,810,899
Payments on notes payable	(4,862,083)	(656,657)	(5,518,740)

3.	Finance Receivables (As Restated)
Finance receivables held for investment, net is comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Retail installment contracts acquired individually	$23,637,744	$23,004,065
Purchased receivables	210,500	239,551
Receivables from dealers	74,612	76,025
Personal loans	1,337	941
Capital lease receivables (Note 4)	37,710	47,206
	$23,961,903	$23,367,788
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$27,588,943	$76,015	$1,337
Credit loss allowance (Note 5)	(3,320,227)	(1,403)	—
Discount	(693,718)	—	—
Capitalized origination costs and fees	62,746	—	—
Net carrying balance	$23,637,744	$74,612	$1,337

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance (Note 5)	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Outstanding balance	$316,789	$362,212
Outstanding recorded investment, net of impairment	$210,500	$239,551

As of September 30, 2015, the Company determined that it no longer had the intent to hold its personal loans for investment and that classification of all of its personal loans as held for sale was appropriate as of that date. In connection with the reclassification to held for sale, the Company transferred the personal loan portfolio at the lower of cost or market, with the lower of cost or market adjustment being charged off against the credit loss allowance. Loan originations and purchases under the Company’s personal lending platform subsequent to September 30, 2015, also are classified as held for sale. Following the reclassification of personal loans to held for sale, further adjustments to the recorded investment in personal loans held for sale, whether due to customer default or changes in market value, are recorded in investment gains (losses), net, in the condensed consolidated statements of income and comprehensive income (Note 17). On February 1, 2016, the Company sold personal loans with an unpaid principal balance of $869,349 to a third party for an immaterial gain to unpaid principal balance.

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
The carrying value of the Company's finance receivables held for sale was comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Retail installment contracts acquired individually	$1,343,842	$905,161
Personal loans	978,819	1,954,414
	$2,322,661	$2,859,575
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
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at March 31, 2016 and December 31, 2015, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018. The Company had accrued interest on this term loan of $158 and $156 at March 31, 2016 and December 31, 2015, respectively.
The remaining receivables from dealers held for investment are all Chrysler Agreement-related. Borrowers on these dealer receivables are located in Virginia (38%), California (23%), New York (20%), Missouri (9%), Mississippi (7%), and other states each individually representing less than 5% of the Company’s total.
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Balance — beginning of period	$178,582	$268,927
Accretion of accretable yield	(21,329)	(28,206)
Reclassifications from (to) nonaccretable difference	(917)	7,223
Balance — end of period	$156,336	$247,944
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
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Leased vehicles	$9,983,753	$8,836,710
Less: accumulated depreciation	(1,737,895)	(1,510,414)
Depreciated net capitalized cost	8,245,858	7,326,296
Manufacturer subvention payments, net of accretion (a)	(987,901)	(845,142)
Origination fees and other costs	19,263	16,156
Net book value	$7,277,220	$6,497,310

(a)	The Company recognized accretion of lease subvention payments, as a reduction to depreciation expense, of $151,871 and $101,330 for the three months ended March 31, 2016 and 2015, respectively.
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
Credit Loss Allowance
The Company estimates the allowance for credit losses on individually acquired retail installment contracts and personal loans held for investment not classified as TDRs based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. In developing the allowance, the Company utilizes a loss emergence period assumption, a loss given default assumption applied to recorded investment, and a probability of default assumption based on a loss forecasting model. The loss emergence period assumption represents the average length of time between when a loss event is first estimated to have occurred and when the account is charged off. The recorded investment represents unpaid principal balance adjusted for unaccreted net discounts, subvention from manufacturers, and origination costs. Under this approach, the resulting allowance represents the expected net losses of recorded investment inherent in the portfolio. For loans classified as TDRs, impairment is measured based on the present value of expected future cash flows discounted at the original effective interest rate.
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
The activity in the credit loss allowance for individually acquired loans for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of period	$3,197,414	$916	$2,586,685	$674	$348,660
Provision for credit losses	663,126	487	533,014	456	97,703
Charge-offs	(1,150,628)	—	(887,392)	—	(99,690)
Recoveries	610,315	—	543,336	—	6,205
Transfers to held-for-sale	—	—	(27,117)	—	—
Balance — end of period	$3,320,227	$1,403	$2,748,526	$1,130	$352,878
The impairment activity related to purchased receivables portfolios for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Balance — beginning of period	$172,308	$186,126
Incremental provisions for purchased receivables portfolios	—	300
Incremental reversal of provisions for purchased receivables portfolios	(1,896)	(5,402)
Balance — end of period	$170,412	$181,024
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
As discussed in Note 3, the Company has $1,165,062 of fleet retail installment contracts with commercial borrowers. The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. As of March 31, 2016, $6,409 of fleet loans were classified as Special Mention; the remaining fleet portfolio borrowers with balances over the classification threshold all were classified as Pass.
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
The table below presents the Company’s TDRs as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	Retail Installment Contracts
Outstanding recorded investment	$4,733,353	$4,601,502
Impairment	(1,377,620)	(1,363,023)
Outstanding recorded investment, net of impairment	$3,355,733	$3,238,479

A summary of the Company’s delinquent TDRs at March 31, 2016 and December 31, 2015, is as follows:

	March 31, 2016	December 31, 2015
	Retail Installment Contracts
Principal, 31-60 days past due	$793,139	$942,021
Delinquent principal over 60 days	367,413	510,015
Total delinquent TDR principal	$1,160,552	$1,452,036

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

	Three Months Ended
	March 31, 2016	March 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,666,713	$4,224,118	$10,387
Interest income recognized	$174,191	$181,410	$589
The following table summarizes the financial effects of TDRs that occurred during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$692,928	$833,523	$5,394
Outstanding recorded investment after TDR	$699,286	$841,381	$5,356
Number of contracts (not in thousands)	39,380	48,892	4,468
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

	Three Months Ended
	March 31, 2016	March 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$199,862	$181,413	$1,411
Number of contracts (not in thousands)	11,402	10,741	1,411

6.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$328,484	$500,000	1.53%	$470,935	$—
Warehouse line (a)	Various (a)	898,785	1,250,000	1.65%	1,268,593	33,876
Warehouse line (b)	July 2017	1,136,620	1,260,000	1.26%	1,327,405	39,890
Warehouse line (c)	July 2017	2,151,543	2,940,000	1.37%	3,301,792	59,169
Warehouse line	December 2017	1,342,277	1,800,000	1.59%	1,903,553	45,797
Repurchase facility (d)	December 2016	1,147,361	1,147,361	2.51%	—	44,767
Warehouse line	March 2018	886,199	1,000,000	1.26%	1,287,618	28,733
Warehouse line (e)	November 2016	175,000	175,000	1.99%	—	—
Warehouse line (e)	November 2016	250,000	250,000	1.99%	—	2,502
Warehouse line	January 2018	73,000	400,000	3.13%	102,309	—
Total facilities with third parties		8,389,269	10,722,361		9,662,205	254,734
Lines of credit with Santander and related subsidiaries (f):
Line of credit	December 2016	500,000	500,000	2.74%	—	—
Line of credit	December 2018	—	500,000	3.49%	—	—
Line of credit	December 2016	1,000,000	1,000,000	2.70%	—	—
Line of credit	December 2018	975,000	1,000,000	2.94%	—	—
Line of credit	March 2017	300,000	300,000	1.99%	—	—
Line of credit	March 2019	—	1,500,000	4.44%	—	—
Total facilities with Santander and related subsidiaries		2,775,000	4,800,000		—	—
Total revolving credit facilities		$11,164,269	$15,522,361		$9,662,205	$254,734

(a)	Half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.

(b)	This line is held exclusively for financing of Chrysler Capital loans.

(c)	This line is held exclusively for financing of Chrysler Capital leases.

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
Revolving credit facilities generally also utilize Trusts that are considered VIEs.
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

A summary of the cash flows received from consolidated securitization trusts during the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Assets securitized	$3,657,955	$3,981,855

Net proceeds from new securitizations (a)	$2,702,004	$3,056,950
Cash received for servicing fees (b)	194,365	161,962
Net distributions from Trusts (b)	629,726	456,053
Total cash received from Trusts	$3,526,095	$3,674,965

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are intra-company and eliminated in consolidation.
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
The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements, the corresponding options written in order to offset the interest rate cap agreements, and a total return settlement agreement are not designated as hedges for accounting purposes. Changes in the fair value of derivative instruments not designated as hedges for accounting purposes are reflected in earnings.
The underlying notional amounts and aggregate fair values of these agreements at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$10,152,000	$(59,008)	$9,150,000	$1,706
Interest rate swap agreements not designated as hedges	1,984,000	(6,580)	2,399,000	(1,306)
Interest rate cap agreements	9,159,361	13,716	10,013,912	32,951
Options for interest rate cap agreements	9,159,361	(13,785)	10,013,912	(32,977)
Total return settlement	1,404,726	(53,793)	1,404,726	(53,432)

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

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016
Interest rate swaps - Santander & affiliates	$189	$—	$189	$—	$—	$189
Interest rate swaps - third party	—	—	—	—	—	—
Interest rate caps - Santander & affiliates	4,908	—	4,908	—	—	4,908
Interest rate caps - third party	8,809	—	8,809	—	—	8,809
Total derivatives subject to a master netting arrangement or similar arrangement	13,906	—	13,906	—	—	13,906
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$13,906	$—	$13,906	$—	$—	$13,906
Total financial assets	$13,906	$—	$13,906	$—	$—	$13,906

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,607	$—	$4,607	$—	$—	$4,607
Interest rate swaps - third party	3,863	—	3,863	—	—	3,863
Interest rate caps - Santander & affiliates	12,724	—	12,724	—	—	12,724
Interest rate caps - third party	20,227	—	20,227	—	—	20,227
Total derivatives subject to a master netting arrangement or similar arrangement	41,421	—	41,421	—	—	41,421
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$41,421	$—	$41,421	$—	$—	$41,421
Total financial assets	$41,421	$—	$41,421	$—	$—	$41,421

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged (a)	Net Amount
March 31, 2016
Interest rate swaps - Santander & affiliates	$18,179	$—	$18,179	$—	$(17,336)	$843
Interest rate swaps - third party	47,599	—	47,599	—	(47,599)	—
Back to back - Santander & affiliates	4,908	—	4,908	—	(4,908)	—
Back to back - third party	8,877	—	8,877	—	(8,877)	—
Total derivatives subject to a master netting arrangement or similar arrangement	79,563	—	79,563	—	(78,720)	843
Total return settlement	53,793	—	53,793	—	—	53,793
Total derivatives not subject to a master netting arrangement or similar arrangement	53,793	—	53,793	—	—	53,793
Total derivative liabilities	$133,356	$—	$133,356	$—	$(78,720)	$54,636
Total financial liabilities	$133,356	$—	$133,356	$—	$(78,720)	$54,636

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,977	$—	$4,977	$—	$(3,430)	$1,547
Interest rate swaps - third party	3,093	—	3,093	—	(3,093)	—
Back to back - Santander & affiliates	12,724	—	12,724	—	(12,270)	454
Back to back - third party	20,253	—	20,253	—	(20,253)	—
Total derivatives subject to a master netting arrangement or similar arrangement	41,047	—	41,047	—	(39,046)	2,001
Total return settlement	53,432	—	53,432	—	—	53,432
Total derivatives not subject to a master netting arrangement or similar arrangement	53,432	—	53,432	—	—	53,432
Total derivative liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433
Total financial liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433

(a)	Cash collateral pledged is reported in Other assets or Due from affiliate, as applicable, in the condensed consolidated balance sheet.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$208	$(73,005)	$(12,082)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(5,499)
Gains (losses) recognized in operating expenses	$(1,316)

	Three Months Ended March 31, 2015
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(31,536)	$(11,071)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(2,429)
Gains (losses) recognized in operating expenses	$(11,955)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three months ended March 31, 2016 and 2015. The Company estimates that approximately $48,000 of unrealized losses included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

9.	Other Assets (As Restated)
Other assets were comprised as follows:

	March 31, 2016	December 31, 2015
Upfront fee (a)	$106,251	$110,000
Vehicles (b)	251,780	203,906
Manufacturer subvention payments receivable (a)	146,735	132,856
Accounts receivable	24,132	27,028
Prepaids	44,332	33,183
Derivative assets (Note 8)	65,285	59,022
Other	25,455	16,296
Total other assets	$663,970	$582,291

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
The Company recorded income tax expense of $120,643 (36.7% effective tax rate) and $122,823 (33.6% effective tax rate) during the three months ended March 31, 2016 and 2015, respectively. The increase in effective tax rate is primarily due to discrete adjustments recognized during the three months ended March 31, 2015.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At March 31, 2016, the Company had a net receivable from affiliates under the tax sharing agreement of $85, which was included in Related party taxes receivable in the condensed consolidated balance sheet. At December 31, 2015, the Company had a net receivable from affiliates under the tax sharing agreement of $71, which was included in Related party taxes receivable in the condensed consolidated balance sheet.
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
The Company is obligated to make purchase price holdback payments to a third-party originator of auto loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator beginning in June 2016 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives (Note 8).
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

In connection with the bulk sales of Chrysler Capital leases (including the sale described in Note 4), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability, net, was $1,929 and $2,893, net, as of March 31, 2016 and December 31, 2015, respectively.
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

12.	Related-Party Transactions (As Restated)
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Line of credit agreement with Santander - New York Branch (Note 6)	$20,273	$25,484
Line of credit agreement with SHUSA (Note 6)	2,864	1,290
Accrued interest for affiliate lines/letters of credit at March 31, 2016 and December 31, 2015, was as follows:

	March 31, 2016	December 31, 2015
Line of credit agreement with Santander - New York Branch (Note 6)	$5,997	$6,015
Line of credit agreement with SHUSA (Note 6)	1,450	267

In August 2015, under a agreement with Santander, the Company began incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,578 for the three months ended March 31, 2016. As of March 31, 2016, the Company had $3,860 of related fees payable to Santander.
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $11,340,000 and $13,739,000 at March 31, 2016 and December 31, 2015, respectively (Note 8). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $31,619 and $20,775 at March 31, 2016 and December 31, 2015, respectively. Interest expense and mark-to-market adjustments on these agreements include amounts totaling $10,150 and $17,242 for the three months ended March 31, 2016 and 2015, respectively.
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

In December 2015, the Company formed a new wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), and SCI opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of March 31, 2016 and December 31, 2015, SCI had cash of $4,420 and $4,920, respectively, on deposit with Banco Santander Puerto Rico.

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
As of March 31, 2016, the Company has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the condensed consolidated statement of income and comprehensive income in the period in which approval is obtained.
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

The calculation of EPS excludes 1,504,790 and 1,512,091 employee stock option awards for the three months ended March 31, 2016 and 2015, respectively, as the effect of those securities would be anti-dilutive. The following table represents EPS numbers for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Earnings per common share
Net income	$208,299	$242,445
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	357,625	348,955
Weighted average number of participating restricted common shares outstanding (in thousands)	350	467
Weighted average number of common shares outstanding (in thousands)	357,975	349,422
Earnings per common share	$0.58	$0.69
Earnings per common share - assuming dilution
Net income	$208,299	$242,445
Weighted average number of common shares outstanding (in thousands)	357,975	349,422
Effect of employee stock-based awards (in thousands)	865	7,232
Weighted average number of common shares outstanding - assuming dilution (in thousands)	358,840	356,654
Earnings per common share - assuming dilution	$0.58	$0.68

14.	Fair Value of Financial Instruments (As Restated)
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
Fair value estimates, methods, and assumptions are as follows:

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$42,047	$42,047	$18,893	$18,893
Finance receivables held for sale, net (b)	3	2,322,661	2,334,887	2,859,575	2,872,354
Finance receivables held for investment, net (c)	3	23,961,903	25,715,311	23,367,788	24,943,560
Restricted cash (a)	1	2,636,216	2,636,216	2,236,329	2,236,329
Notes payable — credit facilities (d)	3	8,389,269	8,389,269	6,902,779	6,902,779
Notes payable — secured structured financings (e)	2	20,340,959	20,406,382	20,872,900	20,917,733
Notes payable — related party (f)	3	2,775,000	2,775,000	2,600,000	2,600,000

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$8,809	$—	$8,809	$—
Due from affiliates — trading interest rate caps (a)	4,908	—	4,908	—
Due from affiliates — cash flow hedging interest rate swaps (a)	189	—	189	—
Other liabilities — trading options for interest rate caps (a)	8,877	—	8,877	—
Due to affiliates — trading options for interest rate caps (a)	4,908	—	4,908	—
Other liabilities — cash flow hedging interest rate swaps (a)	44,481	—	44,481	—
Due to affiliates — cash flow hedging interest rate swaps (a)	14,717	—	14,717	—
Other liabilities — trading interest rate swaps (a)	3,118	—	3,118	—
Due to affiliates — trading interest rate swaps (a)	3,462	—	3,462	—
Other liabilities — total return settlement (a)	53,793	—	—	53,793
Retail installment contracts acquired individually (b)	4,139	—	—	4,139

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$20,227	$—	$20,227	$—
Due from affiliates — trading interest rate caps (a)	12,724	—	12,724	—
Other assets — cash flow hedging interest rate swaps (a)	3,863	—	3,863	—
Due from affiliates — cash flow hedging interest rate swaps (a)	3,431	—	3,431	—
Due from affiliates — trading interest rate swaps (a)	1,176	—	1,176	—
Other liabilities — trading options for interest rate caps (a)	20,253	—	20,253	—
Due to affiliates — trading options for interest rate caps (a)	12,724	—	12,724	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,093	—	3,093	—
Due to affiliates — cash flow hedging interest rate swaps (a)	2,496	—	2,496	—
Due to affiliates — trading interest rate swaps (a)	2,481	—	2,481	—
Other liabilities — total return settlement (a)	53,432	—	—	53,432
Retail installment contracts acquired individually (b)	6,770	—	—	6,770

(a)
The valuation is determined using widely accepted valuation techniques including a DCF on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of the master netting agreement and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 8).

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
The table below presents the changes in all Level 3 balances for the three months ended March 31, 2016 and 2015:

Retail Installment Contracts Held for Investment
Fair value — December 31, 2015	$6,770
Gains/(losses) in earnings	1,293
Net collection activities	(3,924)
Fair value — March 31, 2016	$4,139

	Total Return Settlement
	Three Months Ended March 31,
	2016	2015
Fair value — beginning of period	$53,432	48,893
Losses recognized in earnings	1,316	11,955
Settlements	(955)	(1,260)
Fair value — end of period	$53,793	$59,588
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value adjustment (d)
Other assets — vehicles (a)	$251,780	$—	$251,780	$—	$—
Personal loans held for sale (b)	978,819	—	—	978,819	64,213
Intangible assets not subject to amortization-trademark (c)	18,000	—	—	18,000	—

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value adjustment (d)
Other assets — vehicles (a)	$203,906	$—	$203,906	$—	$—
Personal loans held for sale (b)	1,954,414	—	—	1,954,414	613,994
Intangible assets not subject to amortization-trademark (c)	18,000	—	—	18,000	—

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

(c)
Represents the intangibles not subject to amortization. The estimated fair value for the trademark is calculated based on a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including originations growth, discount rate and royalty rate.

(d)
The lower of cost or fair value adjustment for personal loans held for sale includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.

15.    Employee Benefit Plans (As Restated)
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
A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	5,675,327	$12.30	6.5	$20,151
Granted	48,000	13.77	—	—
Exercised	(104,535)	9.21	—	209
Expired	(433,642)	10.45	—	—
Forfeited	(242,115)	14.91	—	—
Options outstanding at March 31, 2016	4,943,035	12.42	6.1	—
Options exercisable at March 31, 2016	2,675,460	10.78	6.0	—

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

Treasury Stock
The Company had 69,005 shares of treasury stock outstanding, with a cost of $1,250 as of March 31, 2016 and December 31, 2015. These shares include 3,154 shares the Company repurchased prior to the IPO as a result of an employee leaving the Company, and 65,851 shares have been withheld to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in capital.
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

17.	Investment Gains (Losses), Net (As Restated)

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
Investment gains (losses), net was comprised of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Gain on sale of loans and leases	$1,608	$21,593
Lower of cost or market adjustments	(64,213)	—
Other gains, losses and impairments, net	(6,451)	—
	$(69,056)	$21,593

The lower of cost or market adjustments for the three months ended March 31, 2016 included $101,347 in customer default activity and favorable adjustments of $37,134 related to net changes in the unpaid principal balance on the personal lending portfolio, which has been classified as held for sale since September 30, 2015.

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
Additional legal and regulatory matters affecting the Company's activities are further discussed in Part I, Item 1A - Risk Factors of our annual report on Form 10-K/A.
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

First Quarter 2016 Summary of Results
Key highlights of our performance in the first quarter of 2016 included:

•	Growth of 9.5% in net finance and other interest income compared to the same quarter in 2015;

•	Net income of $208.3 million compared with $242.4 million for the same quarter in 2015, or an 14.1% decrease year-over-year;

•	Originations of $6.8 billion, up from $6.2 billion in the prior quarter and down from $7.4 billion originated in the same quarter in 2015;

•	Asset sales of $1.7 billion, a decrease from $1.9 billion in the prior quarter, and an increase from $1.5 billion in the same quarter in 2015;

•	Serviced for others portfolio of $14.2 billion, down from $15.0 billion in the prior quarter and up from $11.2 billion in the same period last year;

•	Expense ratio of 2.2%, up from 2.0% in the prior quarter and consistent with 2.2% in the same quarter last year.
Recent Developments and Other Factors Affecting Our Results of Operations
Restatement of Previously Issued Financial Statements
As discussed further in Note 2 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the three months ended
March 31, 2016. The following discussion has been updated to reflect the effects of the restatement.
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
Our other significant personal lending relationship is with Bluestem. We continue to perform in accordance with the terms and operative provisions of agreements under which we are obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These and other, smaller, revolving loan portfolios are carried as held for sale in our condensed consolidated financial statements. Accordingly, we have recorded $642 million in lower of cost or market adjustments since inception on these portfolios, and there may be further such adjustments required in future periods' financial statements. We are currently evaluating alternatives for the Bluestem portfolio, which had a carrying value of $1.0 billion at March 31, 2016 and December 31, 2015.
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

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three months ended March 31, 2016 and 2015 have been as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
	(Dollar amounts in thousands)
Retained Originations	As Restated (a)
Retail installment contracts	$4,418,930		$4,791,581
Average APR	15.3%		16.9%
Average FICO® (b)	601		588
Discount	0.6%		2.9%

Personal loans	$9	(c)	$166,492
Average APR	24.9%		18.1%
Discount	—		—

Leased vehicles	$1,617,080		$1,130,115

Capital lease receivables	$1,853		$55,730
Total originations retained	$6,037,872		$6,143,918

Sold Originations
Retail installment contracts	$743,873		$804,144
Average APR	2.5%		4.7%
Average FICO® (d)	761		741

Total SC originations	$6,781,745		$6,948,062

Facilitated Originations
Leased vehicles	$—		$403,899

Total originations	$6,781,745		$7,351,961

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

(c)
This amount represents LendingClub loans originated prior to the expiration of the notice period in January 2016. Because volume on revolving personal loans is reported based on the net balance increase, and the net balance of revolving loans declined during the three months ended March 31, 2016, no other net originations are shown for Personal loans for this period.

(d)
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
The unpaid principal balance, average APR, and remaining unaccreted discount of our held for investment portfolio as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
	As Restated (a)
Retail installment contracts (b)	$27,903,790	$27,223,768
Average APR	16.7%	16.8%
Discount	2.5%	2.6%

Personal loans	$1,337	$941
Average APR	24.6%	20.9%
Discount	—	—

Receivables from dealers	$76,015	$76,941
Average APR	4.7%	4.6%
Discount	—	—

Leased vehicles	$8,245,858	$7,326,296

Capital leases	$53,402	$66,929

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

Selected Financial Data

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollar amounts in thousands, except per share data)
Income Statement Data	As Restated (a)
Interest on individually acquired retail installment contracts	$1,166,200	$1,051,549
Interest on purchased receivables portfolios	21,329	28,206
Interest on receivables from dealers	998	1,310
Interest on personal loans	97,668	111,956
Interest on finance receivables and loans	1,286,195	1,193,021
Net leased vehicle income	108,432	56,763
Other finance and interest income	3,912	7,341
Interest expense	184,735	148,856
Net finance and other interest income	1,213,804	1,108,269
Provision for credit losses on individually acquired retail installment contracts	663,126	533,014
Increase (decrease) in impairment related to purchased receivables portfolios	(1,896)	(5,102)
Provision for credit losses on receivables from dealers	487	456
Provision for credit losses on personal loans	—	97,703
Provision for credit losses on capital leases	(1,547)	5,776
Provision for credit losses	660,170	631,847
Profit sharing	11,394	13,516
Other income	77,558	150,194
Operating expenses	290,856	247,832
Income before tax expense	328,942	365,268
Income tax expense	120,643	122,823
Net income	$208,299	$242,445
Share Data
Weighted-average common shares outstanding
Basic	357,974,890	349,421,960
Diluted	358,840,322	356,654,466
Earnings per share
Basic	$0.58	$0.69
Diluted	$0.58	$0.68
Balance Sheet Data
Finance receivables held for investment, net	$23,961,903	$24,547,674
Finance receivables held for sale, net	2,322,661	1,042,514
Goodwill and intangible assets	107,971	110,846
Total assets	37,768,959	34,581,338
Total borrowings	31,505,228	29,713,671
Total liabilities	33,164,220	30,809,795
Total equity	4,604,739	3,771,543
Allowance for credit losses	3,337,490	3,117,716

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollar amounts in thousands)
Other Information	As Restated (a)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$540,313	$344,056
Charge-offs, net of recoveries, on purchased receivables portfolios	(24)	(2,550)
Charge-offs, net of recoveries, on personal loans	—	93,485
Charge-offs, net of recoveries, on capital leases	2,471	183
Total charge-offs, net of recoveries	542,760	435,174
End of period individually acquired retail installment contracts delinquent principal over 60 days	852,863	729,274
End of period personal loans delinquent principal over 60 days	153,608	140,636
End of period delinquent principal over 60 days	864,433	913,324
End of period assets covered by allowance for credit losses	27,719,697	27,868,510
End of period gross individually acquired retail installment contracts held for investment	27,588,943	25,506,977
End of period gross personal loans	1,401,160	2,115,496
End of period gross finance receivables and loans held for investment	27,981,142	28,412,473
End of period gross finance receivables, loans, and leases held for investment	36,280,402	34,234,143
Average gross individually acquired retail installment contracts	28,319,861	25,355,751
Average gross purchased receivables portfolios	337,180	765,653
Average Gross receivables from dealers	76,415	102,714
Average Gross personal loans	1,727,635	2,128,655
Average Gross capital leases	60,003	116,264
Average Gross finance receivables and loans	30,521,094	28,469,037
Average Gross finance receivables, loans, and leases	38,292,053	34,198,183
Average managed assets	52,961,885	44,782,142
Average total assets	37,112,650	33,336,447
Average debt	30,948,314	28,626,060
Average total equity	4,491,317	3,676,631
Ratios
Yield on individually acquired retail installment contracts	16.5%	16.6%
Yield on purchased receivables portfolios	25.3%	14.7%
Yield on receivables from dealers	5.2%	5.1%
Yield on personal loans (1)	22.6%	21.0%
Yield on earning assets (2)	14.6%	14.7%
Cost of debt (3)	2.4%	2.1%
Net interest margin (4)	12.7%	13.0%
Expense ratio (5)	2.2%	2.2%
Return on average assets (6)	2.2%	2.9%
Return on average equity (7)	18.6%	26.4%
Net charge-off ratio on individually acquired retail installment contracts (8)	7.6%	5.4%
Net charge-off ratio on purchased receivables portfolios (8)	—	(1.3)%
Net charge-off ratio on personal loans (8)	—	17.6%
Net charge-off ratio (8)	7.5%	6.1%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	3.1%	2.9%
Delinquency ratio on personal loans, end of period (9)	11.0%	6.6%
Delinquency ratio on loans held for investment, end of period (9)	3.1%	3.2%
Equity to assets ratio	12.2%	10.9%
Tangible common equity to tangible assets (10)	11.9%	10.6%
Common stock dividend payout ratio (11)	—	—
Allowance ratio (12)	12.0%	11.2%
Common Equity Tier 1 capital ratio (13)	12.1%	10.0%

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

	March 31, 2016	March 31, 2015
	(Dollar amounts in thousands)
	As Restated (a)
Total equity	$4,604,739	$3,771,543
Deduct: Goodwill and intangibles	107,971	110,846
Tangible common equity	$4,496,768	$3,660,697

Total assets	$37,768,959	$34,581,338
Deduct: Goodwill and intangibles	107,971	110,846
Tangible assets	$37,660,988	$34,470,492

Equity to assets ratio	12.2%	10.9%
Tangible common equity to tangible assets	11.9%	10.6%

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

The following table presents an analysis of net yield on interest earning assets:

	Three Months Ended March 31,
	2016			2015
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets	As Restated (a)	As Restated (a)	As Restated (a)
Retail installment contracts acquired individually	28,319,861	1,166,200	16.5%	25,355,751	1,051,549	16.6%
Purchased receivables	337,180	21,329	25.3%	765,653	28,206	14.7%
Receivables from dealers	76,415	998	5.2%	102,714	1,310	5.1%
Personal loans	1,727,635	97,668	22.6%	2,128,655	111,956	21.0%
Capital lease receivables	60,003	3,912	26.1%	116,264	7,341	25.3%
Finance receivables held for investment, net	30,521,094	1,290,107	16.9%	28,469,037	1,200,362	16.9%
Leased vehicles, net	7,770,959	108,432	5.6%	5,729,146	56,763	4.0%
Other assets	2,083,345	—	—	2,142,732	—	—
Allowance for credit losses	(3,262,748)	—	—	(3,004,468)	—	—
Total assets	37,112,650	1,398,539		33,336,447	1,257,125
Liabilities and equity
Liabilities:
Notes payable	30,948,314	184,735	2.4%	28,626,060	148,856	2.1%
Other liabilities	1,673,019	—	—	1,033,756	—	—
Total liabilities	32,621,333	184,735		29,659,816	148,856

Total stockholders' equity	4,491,317	—		3,676,631	—
Total liabilities and equity	37,112,650	184,735		33,336,447	148,856

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Results of Operations
The following table presents our results of operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(Dollar amounts in thousands)
	As Restated (a)
Interest on finance receivables and loans	$1,286,195	$1,193,021
Leased vehicle income	329,792	231,616
Other finance and interest income	3,912	7,341
Total finance and other interest income	1,619,899	1,431,978
Interest expense	184,735	148,856
Leased vehicle expense	221,360	174,853
Net finance and other interest income	1,213,804	1,108,269
Provision for credit losses	660,170	631,847
Net finance and other interest income after provision for credit losses	553,634	476,422
Profit sharing	11,394	13,516
Net finance and other interest income after provision for credit losses and profit sharing	542,240	462,906
Total other income	77,558	150,194
Total operating expenses	290,856	247,832
Income before income taxes	328,942	365,268
Income tax expense	120,643	122,823
Net income	$208,299	$242,445

Net income	$208,299	$242,445
Change in unrealized gains (losses) on cash flow hedges, net of tax	(38,190)	(12,843)
Comprehensive income	$170,109	$229,602

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 (As Restated)
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,166,200	$1,051,549	$114,651	11%
Income from purchased receivables portfolios	21,329	28,206	(6,877)	(24)%
Income from receivables from dealers	998	1,310	(312)	(24)%
Income from personal loans	97,668	111,956	(14,288)	(13)%
Total interest on finance receivables and loans	$1,286,195	$1,193,021	$93,174	8%
Income from individually acquired retail installment contracts increased $115 million, or 11%, from the first quarter of 2015 to the first quarter of 2016, consistent with the 12% growth in the average outstanding balance of our portfolio of these contracts.
Income from purchased receivables portfolios decreased $7 million, or 24%, from the first quarter of 2015 to the first quarter of 2016 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $766 million in the first quarter of 2015 to $337 million in the first quarter of 2016.
Income from personal loans decreased $14 million, or 13%, from the first quarter of 2015 to the first quarter of 2016, less than the 19% decrease in the average outstanding portfolio, as the sale of the LendingClub loans in February 2016 left only the higher-yielding revolving loan portfolio.
Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	329,792	231,616	$98,176	42%
Leased vehicle expense	221,360	174,853	46,507	27%
Leased vehicle income, net	$108,432	$56,763	$51,669	91%

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

Provision for Credit Losses

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$663,126	$533,014	$130,112	24%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	(1,896)	(5,102)	3,206	(63)%
Provision for credit losses on receivables from dealers	487	456	31	7%
Provision for credit losses on personal loans	—	97,703	(97,703)	(100)%
Provision for credit losses on capital leases	(1,547)	5,776	(7,323)	(127)%
Provision for credit losses	$660,170	$631,847	$28,323	4%
Provision for credit losses on our individually acquired retail installment contracts increased $130 million, or 24%, from the first quarter of 2015 to the first quarter of 2016, primarily due to a $196 million increase in charge-offs. The increase in net charge-offs is primarily attributable to portfolio growth ($45 million), portfolio aging and mix shift ($67 million), lower realized recovery rates ($53 million), and smaller benefit from bankruptcy sales ($26 million). This increase was partially offset by a smaller build of the provision for credit losses primarily due to lower originations during first quarter 2016 as compared to first quarter 2015.
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

Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$(69,056)	$21,593	$(90,649)	(420)%
Servicing fee income	44,494	24,803	19,691	79%
Fees, commissions, and other	102,120	103,798	(1,678)	(2)%
Total other income	$77,558	$150,194	$(72,636)	(48)%
Average serviced for others portfolio	$14,669,832	$10,576,085	$4,093,747	39%
Investment gains (losses), net changed from net gains of $22 million for the first quarter of 2015 to net losses of $69 million for the first quarter of 2016, primarily due to current year lower of cost or market adjustments of $64 million on our personal loan portfolio, which was reclassified to held for sale in the third quarter of 2015. Additionally, we had less favorable gains on loan and lease sales of $20 million due to pricing changes and a non-recurring bulk lease sale in first quarter 2015.
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
Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$119,842	$100,540	$19,302	19%
Repossession expense	73,545	58,826	14,719	25%
Other operating costs	96,154	88,466	7,688	9%
Total operating expenses	$289,541	$247,832	$41,709	17%
Total operating expenses increased $42 million, or 17%, from the first quarter of 2015 to the first quarter of 2016. Compensation expense increased $19 million, or 19%, in first quarter 2016 as compared to the same period in prior year, primarily due to an increase in average headcount of 15%. Repossession expense increased $15 million, or 25%, from the first quarter of 2015 to the first quarter of 2016, primarily due to a 17% increase in number of repossessions related to portfolio growth. Other operating costs increased $8 million, or 9%, from the first quarter of 2015 to the first quarter of 2016, primarily due to a $12 million increase in professional and consulting services.

Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$120,643	$122,823	$(2,180)	(2)%
Income before income taxes	328,942	365,268	(36,326)	(10)%
Effective tax rate	36.7%	33.6%
Our effective tax rate increased from 33.6% in the first quarter of 2015 to 36.7% in the first quarter of 2016, primarily due to favorable discrete book to tax differences recognized during the three months ended March 31, 2015.
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

	March 31, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans (b)
	(Dollar amounts in thousands)
	As Restated (a)
Unpaid principal balance	$27,588,943	$76,015	$1,337
Credit loss allowance	(3,320,227)	(1,403)	—
Discount	(693,718)	—	—
Capitalized origination costs and fees	62,746	—	—
Net carrying balance	$23,637,744	$74,612	$1,337
Allowance as a percentage of unpaid principal balance	12.0%	1.8%	—
Allowance and discount as a percentage of unpaid principal balance	14.5%	1.8%	—

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

(b)	As of March 31, 2016 substantially all of the Company's personal loans were classified as held for sale.

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941
Allowance as a percentage of unpaid principal balance	11.9%	1.2%	—
Allowance and discount as a percentage of unpaid principal balance	14.6%	1.2%	—

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

	March 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
	As Restated (a)
Outstanding balance	$316,789	$362,212
Outstanding recorded investment, net of impairment	$210,500	$239,551

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

In early 2015, we increased our origination volume of loans to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk-appropriate annual percentage rate at the time of origination. Origination volume of loans with less than four trade lines and less than 36 months of credit history was $944 million for the three months ended March 31, 2016. Remaining unpaid principal balance of these loans was $5.2 billion and $4.8 billion as of March 31, 2016 and December 31, 2015, respectively. Our credit loss allowance forecasting models are not calibrated for this higher concentration of loans with limited bureau information and, accordingly, as of March 31, 2016 and December 31, 2015, we recorded a qualitative adjustment of $193 million and $149 million, respectively, increasing the allowance ratio on individually acquired retail installment contracts by 0.7% and 0.6% of unpaid principal balance, respectively. This adjustment was necessary to increase the estimated credit loss allowance for additional charge offs expected on this portfolio, based on the loss performance information available to date, which evidences higher losses in the first months after origination for these loans in comparison to loans with standard bureau attributes. This qualitative adjustment was informed by the deteriorating loss trends of these loans over a subsequent twelve-month forecast horizon. Under assumed scenarios if losses from such loans were to increase by 10% and 20%, the allowance for credit losses as of March 31, 2016 would increase by approximately $140 million and $279 million, respectively.
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

	Three Months Ended March 31,
	2016 (1)	2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
	As Restated (a)
Principal outstanding at period end	$27,903,790	$26,194,567	$2,115,496
Average principal outstanding during the period	$27,483,475	$25,027,185	$2,128,655
Number of receivables outstanding at period end	1,690,745	1,669,192	1,911,867
Average number of receivables outstanding during the period	$1,660,344	$1,642,281	$1,948,335
Number of repossessions (2)	74,319	63,526	n/a
Number of repossessions as a percent of average number of receivables outstanding (3)	17.9%	15.5%	n/a
Net losses	$540,289	$341,506	$93,485
Net losses as a percent of average principal amount outstanding (3)	7.9%	5.5%	17.6%

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

	March 31, 2016	December 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$1,874,722	$1,746,399	$—
Bankruptcy-related accounts	107,167	104,355	—
Extension of maturity date	36,462	45,119	—
Interest rate reduction	71,824	77,976	15,145
Other	70,173	59,179	—
Total modified loans	$2,160,348	$2,033,028	$15,145
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	March 31, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
	As Restated (a)
Outstanding recorded investment	$4,733,353	$4,601,502
Impairment	(1,377,620)	(1,363,023)
Outstanding recorded investment, net of impairment	$3,355,733	$3,238,479

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

The following table summarizes the cumulative changes in the outstanding recorded investment in retail installment contract TDRs during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
	As Restated (a)
Balance — beginning of period	$4,601,502	$4,044,070
New TDRs	699,286	841,381
Charge-offs	(357,721)	(294,902)
Repurchases	3,086	149
Paydowns	(212,800)	(186,533)
Balance — end of period	$4,733,353	$4,404,165

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

	March 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
	As Restated (a)
TDR - Unpaid principal balance	$4,713,353	$4,579,931
TDR - Impairment	1,377,620	1,363,023
TDR allowance ratio	29.2%	29.8%

Non-TDR - Unpaid principal balance	$22,875,590	$22,284,015
Non-TDR - Allowance	1,942,607	1,834,391
Non-TDR allowance ratio	8.5%	8.2%

Total - Unpaid principal balance	$27,588,943	$26,863,946
Total - Allowance	3,320,227	3,197,414
Total allowance ratio	12.0%	11.9%

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

The allowance ratio for non-TDR retail installment contracts increased from 8.2% in 2015 to 8.5% in 2016. This increase was primarily driven by the change in the product mix where a higher percentage of lower credit quality loans were covered by the allowance. Additionally, the portfolio at March 31, 2016 had a higher proportion of loans to borrowers with limited credit experience, driving a qualitative adjustment increasing the allowance as of that date. For the same reasons, our total allowance ratio on retail installment contracts increased from 11.9% at December 31, 2015 to 12.0% at March 31, 2016.
Liquidity Management, Funding and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $4.6 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
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

	Three Months Ended March 31,
	2016	2015
	(Dollar amounts in thousands)
	As Restated (a)
Net cash provided by operating activities	$657,138	$1,235,530
Net cash used in investing activities	$(1,763,576)	$(3,148,265)
Net cash provided by financing activities	$1,129,592	$1,906,530

(a)
Certain previously reported amounts have been restated to correct for various financial statement errors. See Footnote 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $578 million for the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily due to the nonrecurrence of large net tax refunds totaling $388 million received in the prior year period, and $129 million in net originations and advances on the portion of the revolving personal loan portfolio that was originated as held for sale.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $777 million from the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily due to lower net proceeds from borrowings.
Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company's contingencies and off-balance sheet arrangements, refer to Note 11 - Commitments and Contingencies in the accompanying condensed consolidated financial statements.
Contractual Obligations
We lease our headquarters in Dallas, Texas, our servicing centers in Texas, Colorado, Arizona, and Puerto Rico, and an operations facility in California under non-cancelable operating leases that expire at various dates through 2026. Other than described herein, there have been no material modifications to our contractual obligations since December 31, 2015. For additional information on our contractual obligations, refer to our 2015 Annual Report on Form 10-K/A.
Risk Management Framework

Our risk management framework is overseen by our board of directors, our RC, our management committees, our executive management team, an independent risk management function, an internal audit function and all of our associates. The RC, along with our full board of directors, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. Our primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding our risk management framework, please refer to the Risk Management Framework section of our 2015 Annual Report on Form 10-K/A.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. We previously identified and reported material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 3 - Finance Receivables, Note 5 - Credit Loss Allowance and Credit Quality and Note 17 - Investment Gains (Losses), Net.

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

Development, Approval, and Monitoring of Models Used to Estimate Accretion

Various deficiencies were identified in the accretion process related to review, monitoring and approval processes over models and model changes that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over data, inputs and assumptions in models used for estimating accretion and related model changes were not effective and management did not adequately challenge significant assumptions.

•	Review and approval controls over the development of new models to estimate accretion and related model changes were ineffective.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

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

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 3 - Finance Receivables, Note 5 - Credit Loss Allowance and Credit Quality and Note 17 - Investment Gains (Losses), Net.

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

•
In conjunction with previously developing new credit loss allowance models and refining our loss forecasting methodology to be in compliance with GAAP, the Company also is enhancing its accounting documentation relating to credit loss allowance, to demonstrate how the Company’s policies and procedures align with GAAP and produce a repeatable process.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter ended March 31, 2016 covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2015.

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