Form 10-Q
period 2016-06-30
Santander Consumer USA Holdings Inc.
filed 2016-10-27
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2016
Common Stock ($0.01 par value)	358,338,399 shares

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

ABS	Asset-backed securities
Advance Rate	The maximum percentage of unpaid principal balance that a lender is willing to lend.
ALG	Automotive Lease Guide

APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
Capmark	Capmark Financial Group Inc., an investment company
CBP	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
Centerbridge	Centerbridge Partners, L.P., a private equity firm
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
Chrysler Agreement	Ten-year private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCA	Discounted Cash Flow Analysis
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECOA	Equal Credit Opportunity Act
Employment Agreement	The amended and restated employment agreement, executed as of December 31, 2011, by and among SC, Banco Santander, S.A. and Thomas G. Dundon
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC
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

SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents - $2,754 and zero held at affiliates, respectively	$78,049	$18,893
Finance receivables held for sale, net	2,859,996	2,859,575
Finance receivables held for investment, net	23,477,426	23,367,788
Restricted cash - $16,303 and $39,436 held at affiliates, respectively	2,712,841	2,236,329
Accrued interest receivable	382,138	395,387
Leased vehicles, net	8,065,227	6,497,310
Furniture and equipment, net of accumulated depreciation of $41,333 and $50,409, respectively	61,666	58,007
Federal, state and other income taxes receivable	73,506	267,636
Related party taxes receivable	85	71
Goodwill	74,056	74,056
Intangible assets, net of amortization of $32,253 and $28,422, respectively	33,681	33,016
Due from affiliates	53,000	58,599
Other assets	618,940	582,291
Total assets	$38,490,611	$36,448,958
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$7,005,116	$6,902,779
Notes payable — secured structured financings	22,493,245	20,872,900
Notes payable — related party	2,350,000	2,600,000
Accrued interest payable	31,045	22,544
Accounts payable and accrued expenses	327,157	413,269
Federal, state and other income taxes payable	2,532	2,462
Deferred tax liabilities, net	1,107,714	881,225
Due to affiliates	69,575	58,148
Other liabilities	227,515	263,082
Total liabilities	33,613,899	32,016,409
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
358,391,712 and 358,014,870 shares issued and 358,322,707 and 357,945,865 shares outstanding, respectively	3,583	3,579
Additional paid-in capital	1,649,557	1,644,151
Accumulated other comprehensive income (loss), net	(50,766)	2,125
Retained earnings	3,274,338	2,782,694
Total stockholders’ equity	4,876,712	4,432,549
Total liabilities and equity	$38,490,611	$36,448,958

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	June 30, 2016	December 31, 2015
Assets
Restricted cash	$2,026,940	$1,842,877
Finance receivables held for sale, net	1,607,236	1,539,686
Finance receivables held for investment, net	22,386,326	22,658,626
Leased vehicles, net	8,065,227	6,497,310
Various other assets	580,634	630,017
Total assets	$34,666,363	$33,168,516
Liabilities
Notes payable	$30,967,253	$30,611,019
Various other liabilities	90,097	85,844
Total liabilities	$31,057,350	$30,696,863

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest on finance receivables and loans	$1,271,741	$1,283,651	$2,557,936	$2,476,672
Leased vehicle income	368,358	243,857	698,150	475,473
Other finance and interest income	3,890	6,738	7,802	14,079
Total finance and other interest income	1,643,989	1,534,246	3,263,888	2,966,224
Interest expense — Including $28,997, $42,450, $60,683 and $86,466 to affiliates, respectively	198,594	150,622	383,329	299,478
Leased vehicle expense	243,140	168,767	464,500	343,620
Net finance and other interest income	1,202,255	1,214,857	2,416,059	2,323,126
Provision for credit losses	511,921	579,379	1,172,091	1,211,226
Net finance and other interest income after provision for credit losses	690,334	635,478	1,243,968	1,111,900
Profit sharing	17,846	21,501	29,240	35,017
Net finance and other interest income after provision for credit losses and profit sharing	672,488	613,977	1,214,728	1,076,883
Investment gains (losses), net	(101,309)	89,721	(170,365)	111,314
Servicing fee income — Including $5,055, $3,991, $9,131 and $9,015 from affiliates, respectively	42,988	28,043	87,482	52,846
Fees, commissions, and other — Including $225, $3,032, $450 and $8,881 from affiliates, respectively	95,623	96,936	197,743	200,734
Total other income	37,302	214,700	114,860	364,894
Compensation expense	123,344	110,973	243,186	211,513
Repossession expense	68,351	55,470	141,896	114,296
Other operating costs — Including $24, $5,307, $4,486 and $5,678 to affiliates, respectively	80,532	89,065	178,001	177,531
Total operating expenses	272,227	255,508	563,083	503,340
Income before income taxes	437,563	573,169	766,505	938,437
Income tax expense	154,218	208,454	274,861	331,277
Net income	$283,345	$364,715	$491,644	$607,160

Net income	$283,345	$364,715	$491,644	$607,160
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $8,745, ($2,063), $31,478 and $5,559, respectively	(14,701)	3,564	(52,891)	(9,279)
Comprehensive income	$268,644	$368,279	$438,753	$597,881
Net income per common share (basic)	$0.79	$1.03	$1.37	$1.72
Net income per common share (diluted)	$0.79	$1.02	$1.37	$1.71
Weighted average common shares (basic)	358,218,378	355,091,818	358,096,634	352,272,552
Weighted average common shares (diluted)	359,867,806	359,193,738	359,426,918	355,932,481

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2015	348,978	$3,490	$1,560,519	$3,553	$1,958,654	$3,526,216
Stock issued in connection with employee incentive compensation plans	8,806	88	113,238	—	—	113,326
Stock-based compensation expense	—	—	7,473	—	—	7,473
Tax sharing with affiliate	—	—	867	—	—	867
Net income	—	—	—	—	607,160	607,160
Other comprehensive income (loss), net of taxes	—	—	—	(9,279)	—	(9,279)
Balance — June 30, 2015	357,784	$3,578	$1,682,097	$(5,726)	$2,565,814	$4,245,763

Balance — January 1, 2016	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$4,432,549
Stock issued in connection with employee incentive compensation plans	377	4	1,945	—	—	1,949
Stock-based compensation expense	—	—	3,853	—	—	3,853
Tax sharing with affiliate	—	—	(392)	—	—	(392)
Net income	—	—	—	—	491,644	491,644
Other comprehensive income (loss), net of taxes	—	—	—	(52,891)	—	(52,891)
Balance — June 30, 2016	358,323	$3,583	$1,649,557	$(50,766)	$3,274,338	$4,876,712

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$491,644	$607,160
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	8,576	9,609
Provision for credit losses	1,172,091	1,211,226
Depreciation and amortization	511,636	389,346
Accretion of discount	(190,187)	(153,056)
Originations and purchases of receivables held for sale	(2,441,846)	(2,238,753)
Proceeds from sales of and collections on receivables held for sale	1,604,050	1,694,575
Change in revolving personal loans	(310,103)	—
Investment losses (gains), net	170,365	(111,314)
Stock-based compensation	3,853	7,473
Deferred tax expense	262,732	98,566
Changes in assets and liabilities:
Accrued interest receivable	41	(36,004)
Accounts receivable	5,206	(7,738)
Federal income tax and other taxes	193,417	310,898
Other assets	(77,301)	(1,587)
Accrued interest payable	7,243	4,373
Other liabilities	(83,007)	45,396
Due to/from affiliates	(12,384)	9,151
Net cash provided by operating activities	1,316,026	1,839,321
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(6,460,531)	(9,320,752)
Purchases of portfolios of finance receivables held for investment	(290,020)	—
Collections on finance receivables held for investment	5,276,264	5,227,885
Proceeds from sale of loans held for investment	823,877	1,290,304
Leased vehicles purchased	(3,323,553)	(2,563,185)
Manufacturer incentives received	785,512	490,481
Proceeds from sale of leased vehicles	705,300	1,463,580
Change in revolving personal loans	259,977	(128,837)
Purchases of furniture and equipment	(18,063)	(11,583)
Sales of furniture and equipment	1,871	310
Change in restricted cash	(474,351)	(1,165,372)
Other investing activities	(4,496)	(3,182)
Net cash used in investing activities	(2,718,213)	(4,720,351)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	7,949,111	7,975,856
Payments on notes payable related to secured structured financings	(6,090,497)	(5,364,799)
Proceeds from unsecured notes payable	3,789,420	3,630,000
Payments on unsecured notes payable	(3,528,442)	(3,060,000)
Proceeds from notes payable	12,738,469	13,580,175
Payments on notes payable	(13,399,272)	(13,970,166)
Proceeds from stock option exercises, gross	2,554	86,123
Repurchase of stock - employee tax withholding	—	(430)
Net cash provided by financing activities	1,461,343	2,876,759
Net increase (decrease) in cash and cash equivalents	59,156	(4,271)
Cash — Beginning of period	18,893	33,157
Cash — End of period	$78,049	$28,886

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
As of June 30, 2016, the Company was owned approximately 58.9% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.2% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (the "Call Transaction"). Pursuant to the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS LLC is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (Note 11).
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.
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
Accounting Policies
There have been no material changes in the Company's accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report on Form 10-K/A for the year ended December 31, 2015, except as follows:
Retail Installment Contracts
Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed 18 and reinstated if a delinquent account subsequently becomes 60 days or less past due. A Chrysler Capital retail installment contract is considered current if the borrower has made all prior payments in full and at least 90% of the payment currently due, and a non-Chrysler Capital retail installment contract is considered current if the borrower has made all prior payments in full and at least 50% of the payment currently due. Payments generally are applied to fees first, then interest, then principal, regardless of a contract's accrual status.
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
Change in Accounting Principle
The Company tests goodwill for impairment annually in accordance with the provisions of ASC 350, Intangibles-Goodwill and Other. During the second quarter of fiscal year 2016, the Company changed the date of its annual impairment test from December 31 to October 1. This new testing date is preferable under the circumstances in order to align the Company’s policy with that of SHUSA. The Company has prospectively applied the change and confirmed the change in the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 that revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators ("the entity’s consideration is in the form of a commission" and "the entity is not exposed to credit risk") in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). Also, in May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance in a few narrow areas and add some practical expedient to the guidance. The amendments are expected to reduce the degree of judgment necessary to comply with the revenue recognition topic.The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and the related updates on its financial position, results of operations and disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the criteria under which credit losses are measured. The amendment replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments, which provides guidance on several specific cash flow issues. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Retail installment contracts acquired individually	$23,185,951	$23,004,065
Purchased receivables	191,071	239,551
Receivables from dealers	69,193	76,025
Personal loans	909	941
Capital lease receivables (Note 3)	30,302	47,206
	$23,477,426	$23,367,788
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Unpaid principal balance	$27,224,925	$70,030	$909
Credit loss allowance (Note 4)	(3,422,736)	(837)	—
Discount	(678,114)	—	—
Capitalized origination costs and fees	61,876	—	—
Net carrying balance	$23,185,951	$69,193	$909

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance (Note 4)	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 5). Most of the creditors on the Company’s retail installment contracts held for investment are retail consumers; however, $723,847 and $1,087,024 of the unpaid principal balance represented fleet contracts with commercial borrowers as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (13%), California (10%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Outstanding balance	$282,958	$362,212
Outstanding recorded investment, net of impairment	$191,071	$239,551
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance — beginning of period	$156,336	$247,944	$178,582	$268,927
Accretion of accretable yield	(19,615)	(21,474)	(40,944)	(49,680)
Reclassifications from (to) nonaccretable difference	1,026	57,990	109	65,213
Balance — end of period	$137,747	$284,460	$137,747	$284,460
During the three and six months ended June 30, 2016 and 2015, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three and six months ended June 30, 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $191,671, held by non-consolidated securitization Trusts, under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at June 30, 2016 and December 31, 2015, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018. The Company had accrued interest on this term loan of $151 and $156 at June 30, 2016 and December 31, 2015, respectively.
The remaining receivables from dealers held for investment are all Chrysler Agreement-related. As of June 30, 2016, borrowers on these dealer receivables are located in Virginia (52%), New York (24%), Mississippi (12%), Missouri (9%), and other states each individually representing less than 5% of the Company’s total.
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
At December 31, 2015, the Company determined that its intent to sell certain non-performing personal installment loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $909 and $941 at June 30, 2016 and December 31, 2015, respectively.
Held For Sale
The carrying value of the Company's finance receivables held for sale was comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Retail installment contracts acquired individually	$1,889,284	$905,161
Personal loans	970,712	1,954,414
	$2,859,996	$2,859,575
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Sales of retail installment contracts to third parties	$659,224	$2,016,675	$1,519,179	$2,935,753
Proceeds from sales of charged-off assets	28,844	65,587	35,073	103,963

The Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and serviced as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Serviced balance of retail installment contracts and leases sold to third parties	$10,719,819	$12,155,844

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Leased vehicles	$11,077,474	$8,836,710
Less: accumulated depreciation	(1,950,295)	(1,510,414)
Depreciated net capitalized cost	9,127,179	7,326,296
Manufacturer subvention payments, net of accretion	(1,083,890)	(845,142)
Origination fees and other costs	21,938	16,156
Net book value	$8,065,227	$6,497,310
During the three and six months ended June 30, 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of $755,624 and $1,316,958, respectively, and a net book value of $666,252 and $1,155,171, respectively, to a third party. The bulk sale agreements included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 10). The Company retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, the sales generated large taxable gains that the Company deferred through a qualified like-kind exchange program. An immaterial amount of taxable gain that did not qualify for deferral was recognized upon expiration of the reinvestment period. No such bulk sales occurred during the three and six months ended June 30, 2016.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2016:

Remainder of 2016	$735,653
2017	1,179,155
2018	609,990
2019	79,347
2020	1,000
Thereafter	—
Total	$2,605,145
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Gross investment in capital leases	$55,403	$91,393
Origination fees and other	157	155
Less: unearned income	(12,506)	(24,464)
Net investment in capital leases before allowance	43,054	67,084
Less: allowance for lease losses	(12,752)	(19,878)
Net investment in capital leases	$30,302	$47,206

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of June 30, 2016:

Remainder of 2016	$9,516
2017	18,963
2018	18,033
2019	7,240
2020	1,417
Thereafter	234
Total	$55,403

4.	Credit Loss Allowance and Credit Quality
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings, and individually evaluates loans for specific impairment as necessary. As of June 30, 2016, the credit loss allowance for receivables from dealers is comprised of a general allowance of $837.
The activity in the credit loss allowance for individually acquired, dealer, and personal loans for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Balance — beginning of period	$3,320,227	$1,403	$2,748,526	$1,130	$352,878
Provision for credit losses	514,755	(431)	454,467	(162)	121,118
Charge-offs	(1,032,517)	(135)	(803,763)	—	(97,218)
Recoveries	620,271	—	528,394	—	7,957
Balance — end of period	$3,422,736	$837	$2,927,624	$968	$384,735

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Balance — beginning of period	$3,197,414	$916	$2,586,685	$674	$348,660
Provision for credit losses	1,177,881	56	987,481	294	218,821
Charge-offs	(2,183,145)	(135)	(1,691,155)	—	(196,908)
Recoveries	1,230,586	—	1,071,730	—	14,162
Transfers to held-for-sale	—	—	(27,117)	—	—
Balance — end of period	$3,422,736	$837	$2,927,624	$968	$384,735
The impairment activity related to purchased receivables portfolios for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance — beginning of period	$170,412	$181,024	$172,308	$186,126
Incremental provisions for purchased receivable portfolios	—	—	—	300
Incremental reversal of provisions for purchased receivable portfolios	(1,894)	(4,270)	(3,790)	(9,672)
Balance — end of period	$168,518	$176,754	$168,518	$176,754
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance — beginning of period	$15,860	$15,182	$19,878	$9,589
Provision for lease losses	(509)	8,226	(2,056)	14,002
Charge-offs	(10,196)	(17,393)	(22,555)	(19,390)
Recoveries	7,597	9,555	17,485	11,369
Balance — end of period	$12,752	$15,570	$12,752	$15,570

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
A summary of delinquencies on our retail installment contracts held for investment portfolio as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,440,339	$17,821	$2,458,160
Delinquent principal over 60 days	1,142,648	8,979	1,151,627
Total delinquent principal	$3,582,987	$26,800	$3,609,787

	December 31, 2015
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,454,986	$30,442	$2,485,428
Delinquent principal over 60 days	1,191,567	17,297	1,208,864
Total delinquent principal	$3,646,553	$47,739	$3,694,292

The balances in the above tables reflect total unpaid principal balance rather than net recorded investment before allowance.

As of June 30, 2016 and December 31, 2015, there were no receivables from dealers that were 31 days or more delinquent.
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of June 30, 2016 and December 31, 2015 was as follows:

FICO® Band	June 30, 2016	December 31, 2015
Commercial (a)	2.6%	4.0%
No-FICOs	12.6%	12.2%
<540	22.9%	23.4%
540-599	31.2%	30.9%
600-639	17.4%	17.3%
>640	13.3%	12.2%

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

The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Pass	$22,407	$39,270
Special mention	4,334	5,466
Substandard	244	—
Doubtful	—	—
Loss	—	—
Total (a)	$26,985	$44,736

(a)
Fleet loans of $696,862 and $1,042,288 as of June 30, 2016 and December 31, 2015, respectively, were excluded from the commercial analysis as these loans did not meet the internal threshold for review.

Commercial loan credit quality indicators for receivables from dealers held for investment as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Pass	$68,057	$68,873
Special Mention	—	8,068
Substandard	1,973	—
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$70,030	$76,941

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. As of June 30, 2016 and December 31, 2015, there were no receivables from dealers classified as a TDR.
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

The table below presents the Company’s TDRs as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	Retail Installment Contracts
Outstanding recorded investment	$5,061,608	$4,601,502
Impairment	(1,509,540)	(1,363,023)
Outstanding recorded investment, net of impairment	$3,552,068	$3,238,479

A summary of the Company’s delinquent TDRs at June 30, 2016 and December 31, 2015, is as follows:

	June 30, 2016	December 31, 2015
	Retail Installment Contracts
Principal, 31-60 days past due	$995,368	$942,021
Delinquent principal over 60 days	501,731	510,015
Total delinquent TDR principal	$1,497,099	$1,452,036

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

	Three Months Ended
	June 30, 2016	June 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,897,481	$4,421,679	$17,774
Interest income recognized	$195,376	$149,915	$629

	Six months ended
	June 30, 2016	June 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,798,821	$4,295,809	$17,634
Interest income recognized	$369,567	$331,325	$1,218

The following table summarizes the financial effects of TDRs that occurred during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$840,610	$927,804	$4,384
Outstanding recorded investment after TDR	$846,277	$933,655	$4,364
Number of contracts (not in thousands)	47,364	53,850	3,671

	Six months ended
	June 30, 2016	June 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$1,533,538	$1,761,327	$9,778
Outstanding recorded investment after TDR	$1,545,563	$1,775,036	$9,720
Number of contracts (not in thousands)	86,744	102,742	8,139
A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or the month in which the loan becomes greater than 120 days past due and for revolving personal loans is generally the month in which the receivable becomes greater than 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2016 and 2015 are summarized in the following table:

	Three Months Ended
	June 30, 2016	June 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$159,615	$171,855	$1,790
Number of contracts (not in thousands)	9,109	9,996	1,603

	Six months ended
	June 30, 2016	June 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$359,477	$353,268	$3,201
Number of contracts (not in thousands)	20,511	20,737	3,014

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line (a)	July 2016	$266,084	$500,000	1.72%	$371,360	$—
Warehouse line (b)	Various	449,585	1,250,000	2.27%	621,893	18,030
Warehouse line (c)	July 2017	843,820	1,260,000	1.49%	957,299	26,983
Warehouse line (d)	July 2017	2,775,843	2,940,000	1.44%	4,234,607	60,400
Warehouse line	December 2017	576,777	1,800,000	2.39%	821,314	26,889
Repurchase facility (e)	May 2017	787,703	787,703	2.71%	—	31,763
Repurchase facility (e)	April 2017	235,509	235,509	1.79%	—	—
Warehouse line	March 2018	428,899	1,000,000	1.52%	609,417	18,123
Warehouse line (f)	November 2016	175,000	175,000	2.00%	—	—
Warehouse line (f)	November 2016	250,000	250,000	2.00%	—	2,502
Warehouse line (g)	June 2017	124,396	250,000	3.10%	300,020	25,055
Warehouse line	January 2018	91,500	400,000	3.08%	127,284	4,167
Total facilities with third parties (i)		7,005,116	10,848,212		8,043,194	213,912
Lines of credit with Santander and related subsidiaries (h):
Line of credit	December 2016	500,000	500,000	2.75%	—	—
Line of credit	December 2018	—	500,000	3.50%	—	—
Line of credit	December 2016	1,000,000	1,000,000	2.71%	—	—
Line of credit	December 2018	550,000	1,000,000	2.80%	—	—
Line of credit	March 2017	300,000	300,000	1.99%	—	—
Line of credit	March 2019	—	1,500,000	4.45%	—	—
Total facilities with Santander and related subsidiaries		2,350,000	4,800,000		—	—
Total revolving credit facilities		$9,355,116	$15,648,212		$8,043,194	$213,912

(a)	This warehouse was subsequently amended in July 2016 to extend the maturity date to January 2018.

(b)	Half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.

(c)	This line is held exclusively for financing of Chrysler Capital loans.

(d)	This line is held exclusively for financing of Chrysler Capital leases.

(e)	These repurchase facilities are collateralized by securitization notes payable retained by the Company. These facilities have rolling maturities of up to one year.

(f)	These lines are collateralized by residuals retained by the Company.

(g)	This warehouse was subsequently amended in July 2016 to extend the maturity date to July 2017.

(h)
These lines generally are also collateralized by securitization notes payable and residuals retained by the Company. As of June 30, 2016 and December 31, 2015, $1,420,584 of the aggregate outstanding balances on these facilities were unsecured.

(i)	In October 2016, the Company executed a new warehouse line with an overall commitment limit of $300 million.

	December 31, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$378,301	$500,000	1.48%	$535,737	$—
Warehouse line	Various	808,135	1,250,000	1.29%	1,137,257	24,942
Warehouse line	July 2017	682,720	1,260,000	1.35%	809,185	20,852
Warehouse line	July 2017	2,247,443	2,940,000	1.41%	3,412,321	48,589
Warehouse line	December 2017	944,877	2,000,000	1.56%	1,345,051	32,038
Repurchase facility	December 2016	850,904	850,904	2.07%	—	34,166
Warehouse line	September 2017	565,399	1,000,000	1.20%	824,327	15,759
Warehouse line	November 2016	175,000	175,000	1.90%	—	—
Warehouse line	November 2016	250,000	250,000	1.90%	—	2,501
Total facilities with third parties		6,902,779	10,225,904		8,063,878	178,847
Lines of credit with Santander and related subsidiaries:
Line of credit	December 2016	500,000	500,000	2.65%	—	—
Line of credit	December 2018	—	500,000	3.48%	—	—
Line of credit	December 2016	1,000,000	1,750,000	2.61%	—	—
Line of credit	December 2018	800,000	1,750,000	2.84%	—	—
Line of credit	March 2017	300,000	300,000	1.88%	—	—
Total facilities with Santander and related subsidiaries		2,600,000	4,800,000		—	—
Total revolving credit facilities		$9,502,779	$15,025,904		$8,063,878	$178,847
Facilities with Third Parties
The warehouse lines and repurchase facility are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 3), securitization notes payables and residuals retained by the Company.
Certain of the credit facilities have covenants requiring timely filing of periodic reports with the SEC. The Company has obtained waivers of all such covenants such that the non-timely filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2016 did not cause an event of default on any of the facilities.
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

Secured Structured Financings

The following table presents information regarding secured structured financings as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$302,364	$2,525,540	0.92%-1.23%	$432,673	$80,215
2013 Securitizations	January 2019 - January 2021	1,599,172	6,689,700	0.89%-1.59%	1,971,966	250,693
2014 Securitizations	February 2020 - January 2021	2,216,438	6,391,020	1.16%-1.72%	3,039,302	291,817
2015 Securitizations	September 2019 - January 2023	5,555,725	9,317,032	1.33%-2.29%	7,333,152	557,133
2016 Securitizations (a)	April 2022 - August 2023	4,515,910	4,942,980	1.72%-2.46%	5,622,662	277,889
Securitizations (b)		14,189,609	29,866,272		18,399,755	1,457,747
2010 Private issuances	June 2011	145,452	516,000	1.29%	244,540	7,704
2011 Private issuances (c)	December 2018	408,958	1,700,000	1.46%	853,897	43,075
2013 Private issuances (d)	September 2018-September 2020	2,388,078	2,693,754	1.13%-1.38%	4,040,239	183,428
2014 Private issuances	March 2018 - December 2021	1,045,896	3,271,175	1.05%-1.40%	1,621,189	74,389
2015 Private issuances (e)	December 2016 - July 2019	2,146,329	2,605,062	0.88%-2.81%	2,110,269	135,925
2016 Private issuances (f)	May 2020 - June 2023	2,168,923	2,250,000	1.55%-2.86%	2,893,303	50,295
Privately issued amortizing notes		8,303,636	13,035,991		11,763,437	494,816
Total secured structured financings		$22,493,245	$42,902,263		$30,163,192	$1,952,563

(a)	In October 2016, the Company executed a new public securitization for $1,269,810.

(b)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

(c)	In July 2016, the Company advanced an additional $176,125 on private issuances originally executed in 2011.

(d)	In September 2016, the Company advanced an additional $906,996 on private issuances originally executed in 2013.

(e)	In September 2016, the Company advanced an additional $110,000 on private issuances originally executed in 2015.

(f)	In September 2016, the Company executed two new private issuances for an aggregate amount of $500,000.

	December 31, 2015
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$433,771	$2,525,540	0.92%-1.23%	$580,581	$84,231
2013 Securitizations	January 2019 - January 2021	2,000,915	6,689,700	0.89%-1.59%	2,577,552	267,623
2014 Securitizations	February 2020 - January 2021	2,956,273	6,391,020	1.16%-1.72%	3,894,365	313,356
2015 Securitizations	September 2019 - January 2023	7,269,037	9,317,032	1.33%-2.29%	9,203,569	577,647
Securitizations		12,659,996	24,923,292		16,256,067	1,242,857
2010 Private issuances	June 2011	108,201	516,000	1.29%	240,026	6,855
2011 Private issuances	December 2018	708,884	1,700,000	1.46%	1,142,853	50,432
2013 Private issuances	September 2018-September 2020	2,836,420	2,693,754	1.13%-1.38%	4,311,481	143,450
2014 Private issuances	March 2018 - December 2021	1,541,970	3,271,175	1.05%-1.40%	2,192,495	95,325
2015 Private issuances	November 2016 - May 2020	3,017,429	3,548,242	0.88%-2.81%	3,608,497	161,778
Privately issued amortizing notes		8,212,904	11,729,171		11,495,352	457,840
Total secured structured financings		$20,872,900	$36,652,463		$27,751,419	$1,700,697

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of June 30, 2016 and December 31, 2015, the Company had private issuances of notes backed by vehicle leases totaling $3,891,117 and $3,228,240, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended June 30, 2016 and 2015 was $102,582 and $70,328, respectively. Total interest expense on secured structured financings for the six months ended June 30, 2016 and 2015 was $196,957 and $131,180, respectively.

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
On-balance sheet variable interest entities

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of June 30, 2016 and December 31, 2015, the Company was servicing $28,592,178 and $27,995,907, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the three and six months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Assets securitized	$6,325,637	$6,085,282	$9,983,592	$10,067,137

Net proceeds from new securitizations (a)	$5,118,309	$4,918,906	$7,820,313	$7,975,856
Net proceeds from sale of retained bonds	128,798	—	128,798	—
Cash received for servicing fees (b)	200,071	173,641	394,436	335,603
Net distributions from Trusts (b)	761,480	616,342	1,391,206	1,072,395
Total cash received from Trusts	$6,208,658	$5,708,889	$9,734,753	$9,383,854

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because the cash flows are intra-company and eliminated in consolidation.
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
During the three and six months ended June 30, 2016, the Company executed no off-balance sheet securitizations with VIEs with which it has continuing involvement. During the three and six months ended June 30, 2015, the Company sold $768,561 of gross retail installment contracts to a VIE in an off-balance sheet securitization. As of June 30, 2016 and December 31, 2015, the Company was servicing $2,804,908 and $3,897,223, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Receivables securitized	$—	$768,561	$—	$768,561

Net proceeds from new securitizations	$—	$785,983	$—	$785,983
Cash received for servicing fees	13,157	6,319	28,858	11,623
Total cash received from securitization trusts	$13,157	$792,302	$28,858	$797,606

7.	Derivative Financial Instruments
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
The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements and the corresponding options written in order to offset the interest rate cap agreements and a total return settlement agreement are not designated as hedges for accounting purposes. Changes in the fair value of derivative instruments not designated as hedges for accounting purposes are reflected in earnings.
The underlying notional amounts and aggregate fair values of these agreements at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$9,156,700	$(82,428)	$9,150,000	$1,706
Interest rate swap agreements not designated as hedges	1,582,000	(7,225)	2,399,000	(1,306)
Interest rate cap agreements	8,851,540	6,547	10,013,912	32,951
Options for interest rate cap agreements	8,851,540	(6,550)	10,013,912	(32,977)
Total return settlement	1,404,726	(53,543)	1,404,726	(53,432)

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

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at June 30, 2016 and December 31, 2015.

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
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2016 and December 31, 2015:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2016
Interest rate swaps - Santander & affiliates	$45	$—	$45	$—	$—	$45
Interest rate swaps - third party	—	—	—	—	—	—
Interest rate caps - Santander & affiliates	1,886	—	1,886	—	—	1,886
Interest rate caps - third party	4,661	—	4,661	—	—	4,661
Total derivatives subject to a master netting arrangement or similar arrangement	6,592	—	6,592	—	—	6,592
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$6,592	$—	$6,592	$—	$—	$6,592
Total financial assets	$6,592	$—	$6,592	$—	$—	$6,592

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,607	$—	$4,607	$—	$—	$4,607
Interest rate swaps - third party	3,863	—	3,863	—	—	3,863
Interest rate caps - Santander & affiliates	12,724	—	12,724	—	—	12,724
Interest rate caps - third party	20,227	—	20,227	—	—	20,227
Total derivatives subject to a master netting arrangement or similar arrangement	41,421	—	41,421	—	—	41,421
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$41,421	$—	$41,421	$—	$—	$41,421
Total financial assets	$41,421	$—	$41,421	$—	$—	$41,421

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged (a)	Net Amount
June 30, 2016
Interest rate swaps - Santander & affiliates	$22,063	$—	$22,063	$—	$(22,063)	$—
Interest rate swaps - third party	67,635	—	67,635	—	(67,635)	—
Back to back - Santander & affiliates	1,886	—	1,886	—	(1,868)	18
Back to back - third party	4,664	—	4,664	—	(4,664)	—
Total derivatives subject to a master netting arrangement or similar arrangement	96,248	—	96,248	—	(96,230)	18
Total return settlement	53,543	—	53,543	—	—	53,543
Total derivatives not subject to a master netting arrangement or similar arrangement	53,543	—	53,543	—	—	53,543
Total derivative liabilities	$149,791	$—	$149,791	$—	$(96,230)	$53,561
Total financial liabilities	$149,791	$—	$149,791	$—	$(96,230)	$53,561

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,977	$—	$4,977	$—	$(3,430)	$1,547
Interest rate swaps - third party	3,093	—	3,093	—	(3,093)	—
Back to back - Santander & affiliates	12,724	—	12,724	—	(12,270)	454
Back to back - third party	20,253	—	20,253	—	(20,253)	—
Total derivatives subject to a master netting arrangement or similar arrangement	41,047	—	41,047	—	(39,046)	2,001
Total return settlement	53,432	—	53,432	—	—	53,432
Total derivatives not subject to a master netting arrangement or similar arrangement	53,432	—	53,432	—	—	53,432
Total derivative liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433
Total financial liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433

(a)	Cash collateral pledged is reported in Other assets or Due from affiliate, as applicable, in the condensed consolidated balance sheet.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$27	$(36,006)	$(12,561)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$11,696
Gains (losses) recognized in operating expenses	$(1,364)

	Three Months Ended June 30, 2015
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(5,640)	$(11,266)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$6,852
Gains (losses) recognized in operating expenses	$(2,078)

	Six Months Ended June 30, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$235	$(109,011)	$(24,643)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$6,197
Gains (losses) recognized in operating expenses	$(2,680)

	Six Months Ended June 30, 2015
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(37,176)	$(22,337)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$4,423
Gains (losses) recognized in operating expenses	$(14,033)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three and six months ended June 30, 2016 and 2015. The Company estimates that approximately $48,000 of unrealized losses included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	June 30, 2016	December 31, 2015
Vehicles (a)	$232,293	$203,906
Manufacturer subvention payments receivable (b)	111,823	132,856
Upfront fee (b)	102,500	110,000
Derivative assets (Note 7)	92,579	59,022
Prepaids	41,959	33,183
Accounts receivable	22,083	27,028
Other	15,703	16,296
	$618,940	$582,291

(a)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

(b)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

9.	Income Taxes
The Company recorded income tax expense of $154,218 (35.2% effective tax rate) and $208,454 (36.4% effective tax rate) during the three months ended June 30, 2016 and 2015, respectively. The Company recorded income tax expense of $274,861 (35.9% effective tax rate) and $331,277 (35.3% effective tax rate) during the six months ended June 30, 2016 and 2015, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. At June 30, 2016, the Company had a net receivable from affiliates under the tax sharing agreement of $85, which was included in Related party taxes receivable in the condensed consolidated balance sheet. At December 31, 2015, the Company had a net receivable from affiliates under the tax sharing agreement of $71, which was included in Related party taxes receivable in the condensed consolidated balance sheet.
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
The Company is obligated to make purchase price holdback payments to a third-party originator of auto loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives (Note 7).
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer's established credit limit. At June 30, 2016 and December 31, 2015, there was an outstanding balance of $20,164 and $26,941, respectively and a committed amount of $20,792 and $27,385, respectively.
Under terms of agreements with LendingClub, the Company was committed to purchase, at a minimum, through June 30, 2016, the lesser of $30,000 per month or 50% of LendingClub’s aggregate "near-prime" (as that term is defined in the agreements) originations and, thereafter through July 2017, the lesser of $30,000 per month or 50% of LendingClub’s aggregate near-prime originations. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, the Company sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.
The Company is committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, the Company has not recorded an allowance for unfunded commitments. As of June 30, 2016 and December 31, 2015, the Company was obligated to purchase $12,445 and $12,486, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. The retailer also has the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, has the right to retain up to 20% of new accounts subsequently originated.
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

The Company has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were downward adjustments of zero and $836 for the three and six months ended June 30, 2016, respectively. There were downward adjustments of zero and $147 for the three and six months ended June 30, 2015, respectively.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of June 30, 2016, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $15,047 and $12,054 at June 30, 2016 and December 31, 2015, respectively, related to these obligations.
The Company has a flow agreement with Bank of America whereby the Company is committed to sell up to a specified amount of eligible loans to the bank each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300,000. On October 1, 2015, the Company and Bank of America amended the flow agreement to increase the maximum commitment to $350,000 of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. On July 27, 2016, the Company and Bank of America further amended the flow agreement to reduce the maximum commitment to sell eligible loans each month to the original contractual amount of $300,000. On October 27, 2016, Bank of America notified the Company that it is terminating the flow agreement effective January 31, 2017. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. The Company had accrued $8,553 and $6,331 at June 30, 2016 and December 31, 2015, respectively, related to this obligation.
The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. On June 25, 2015, the Company and CBP amended the flow agreement to reduce, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600,000 and a minimum of $250,000 per quarter to a maximum of $200,000 and a minimum of $50,000 per quarter, as may be adjusted according to the agreement. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. The Company had accrued $2,310 and $3,375 at June 30, 2016 and December 31, 2015, respectively, related to the loss-sharing obligation.
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

The Company is party to a forward flow asset sale agreement with a third party under terms of which the Company is committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350,000 in proceeds. Any sale after the total sales have reached $275,000 is subject to a market price check. As of June 30, 2016 and December 31, 2015, the remaining aggregate commitment was $168,472 and $200,707, respectively.
In connection with the bulk sales of Chrysler Capital leases (including the sale described in Note 3), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability, net, was $964 and $2,893, net, as of June 30, 2016 and December 31, 2015, respectively.
Pursuant to the terms of a Separation Agreement among former CEO Thomas G. Dundon, the Company, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will owe Mr. Dundon a cash payment of up to $115,139 (Note 11).

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
Both the Deka Lawsuit and the Kumar Lawsuit were brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company's IPO on behalf of a class consisting of those who purchased or otherwise acquired the Company's securities between January 23, 2014 and June 12, 2014. In February 2015, the Kumar Lawsuit was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K.
The amended class action complaint in the Deka Lawsuit alleges that the Company's Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, the Company and the individual defendants moved to dismiss the amended class action complaint and on June 13, 2016, the motion to dismiss was denied.
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
On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the Parmelee Lawsuit). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the Benson Lawsuit). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired the Company's securities between February 3, 2015 and March 15, 2016. The complaints in the Parmelee Lawsuit and Benson Lawsuit allege that the Company made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seek damages and other relief. On May 25, 2016, the Benson Lawsuit was consolidated into the Parmelee Lawsuit, with the consolidated case captioned as Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783.
On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of the Company’s Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief.
Further, the Company is party to, or is periodically otherwise involved in, reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007, and from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2013. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation and continues to discuss these matters with the relevant government authorities.
On November 4, 2015, the Company entered into an Assurance of Discontinuance (AOD) with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG alleged that the Company violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of GAP charges in the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150 to the Massachusetts AG to reimburse its costs of implementing the AOD.
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
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:

Interest expense, including unused fees, for affiliate lines/letters of credit for the three and six months ended June 30, 2016 and 2015, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Line of credit agreement with Santander - New York Branch (Note 5)	$16,123	$26,151	$36,396	$51,635
Line of credit agreement with SHUSA (Note 5)	6,005	1,313	8,869	2,603
Accrued interest for affiliate lines/letters of credit at June 30, 2016 and December 31, 2015, was as follows:

	June 30, 2016	December 31, 2015
Line of credit agreement with Santander - New York Branch (Note 5)	$5,092	$6,015
Line of credit agreement with SHUSA (Note 5)	933	267
In 2015, under an agreement with Santander, the Company began incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,589 and $3,167 for the three and six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company had $5,448 and $2,282 of related fees payable to Santander, respectively.
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $9,726,500 and $13,739,000 at June 30, 2016 and December 31, 2015, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $22,584 and $20,775 at June 30, 2016 and December 31, 2015, respectively. Interest expense and mark-to-market adjustments on these agreements totaled $4,016 and $14,986 for the three months ended June 30, 2016 and 2015, respectively, and $14,166 and $32,228 for the six months ended June 30, 2016 and 2015, respectively.
The Company is required to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities. Prior to April 15, 2016, SBNA paid the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA; on April 15, 2016, the relationship management fee was replaced with an origination fee and annual renewal fee for each loan. The Company recognized zero and $1,448 of relationship management fee income for the three months ended June 30, 2016 and 2015, respectively, and $419 and $3,071 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had relationship management fees receivable from SBNA of zero and $419, respectively. For each of the three and six-month periods ended June 30, 2016, the Company recognized $1,283 and $113 of origination and renewal fee income, respectively. As of June 30, 2016 and December 31, 2015, the Company had origination and annual renewal fees receivable from SBNA of $312 and zero, respectively.
All Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, are serviced by SBNA. Servicing fee expense to SBNA for the Company's Chrysler Capital receivables from dealers totaled $18 and $84 for the three months ended June 30, 2016 and 2015, respectively, and $52 and $170 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had $21 and $37, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of June 30, 2016 or December 31, 2015 for such advances.

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $2,307 and $2,737 related to such originations as of June 30, 2016 and December 31, 2015, respectively.

The Company is amortizing a $9,000 referral fee received in connection with the dealer lending arrangements into income over a ten-year period, ending on the July 1, 2022 termination date of the governing agreements. As of June 30, 2016 and December 31, 2015, the unamortized fee balance was $6,300 and $6,750, respectively. The Company recognized $225 and $450 of income related to the referral fee for each of the three and six months ended June 30, 2016 and 2015, respectively.

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $1,209 and $689 for the three months ended June 30, 2016 and 2015, respectively, and $3,317 and $2,633 for the six months ended June 30, 2016 and 2015, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Total serviced portfolio	$607,538	$692,291
Cash collections due to owner	22,712	19,302
Servicing fees receivable	1,368	1,476
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company received an origination fee and continues to provide servicing on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. The Company also services leases it sold to SBNA in 2014. Origination fee income recognized under the agreement totaled $2,807 and $8,431 for the three and six months ended June 30, 2015, respectively. Servicing fee income recognized on leases serviced for SBNA totaled $2,450 and $1,854 for the three months ended June 30, 2016 and 2015, respectively, and $3,999 and $3,311 for the six months ended June 30, 2016 and 2015, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Total serviced portfolio	$1,706,154	$2,198,519
Cash collections due to owner	122	132
Servicing fees receivable	782	784
Revenue share reimbursement receivable	1,985	1,370

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SC indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, SC established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SC, in the case of payments and sale proceeds. As of June 30, 2016 and December 31, 2015, the balance in the collateral account was $16,003 and $34,516, respectively. For the three and six-month periods ended June 30, 2015, the Company recognized an indemnification expense of $2,576. For the three and six-month periods ended June 30, 2016, the Company recognized an indemnification expense of zero. As of June 30, 2016 and December 31, 2015, the Company had a recorded liability of $2,691 related to the residual losses covered under the agreement.

In December 2015, the Company formed a new wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), and SCI opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of June 30, 2016 and December 31, 2015, SCI had cash of $3,054 and $4,920, respectively, on deposit with Banco Santander Puerto Rico.

During 2015, Santander Investment Securities Inc. (SIS), an affiliated entity, purchased a portion of the Class B notes of SDART 2013-3, a consolidated securitization Trust, with a principal balance of $725. As of June 30, 2016 and December 31, 2015, the unpaid note balance of the Class B notes owned by SIS was zero and $510, respectively. In addition, during 2015, SIS purchased an investment of $2,000 in the Class A3 notes of CCART 2013-A, a securitization Trust formed by the Company in 2013. As of June 30, 2016 and December 31, 2015, the unpaid note balance of the Class A3 notes owned by SIS was $17 and $743, respectively. Although CCART 2013-A is not a consolidated entity of the Company, the Company continues to service the assets of the associated trust. SIS also serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended June 30, 2016 and 2015, totaled $949 and $200, respectively, and totaled $1,049 and $300 for the six months ended June 30, 2016 and 2015, respectively. These co-manager fees are accounted for as debt issuance costs in the accompanying condensed consolidated financial statements.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs, totaled $24 and $21 for the three months ended June 30, 2016 and 2015, respectively, and $48 and $123 for the six months ended June 30, 2016 and 2015, respectively.

The Company is party to an MSA with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review credit applications of retail store customers. Under terms of the MSA, the Company had net originations of personal revolving loans of $10,662 and $18,288, respectively, during the three and six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, this cost method investment was carried at a value of zero in the Company's condensed consolidated balance sheets as it had been fully impaired. Effective April 11, 2016, the Company ceased funding new originations from most of the retailers for which it reviews credit applications and the Company has provided notice to the single remaining retailer that it will cease funding new originations effective August 17, 2016.
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
Also in connection with his departure, Mr. Dundon entered into a Separation Agreement with the Company, DDFS LLC, SHUSA and Santander. The Separation Agreement provided, among other things, that Mr. Dundon resign as Chairman of the Board, as CEO of the Company and as an officer and/or director of any of the Company’s subsidiary companies. Mr. Dundon would continue to serve as a Director of the Company's Board, and would serve as a consultant to the Company for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required bank regulatory approvals. Also subject to applicable regulatory approvals and law, Mr. Dundon’s outstanding stock options would remain exercisable until the third anniversary of his resignation, and subject to certain time limitations, Mr. Dundon would be permitted to exercise such options in whole, but not in part, and settle such options for a cash payment equal to the difference between the closing trading price of a share of Company common stock as of the date immediately preceding such exercise and the exercise price of such option. Mr. Dundon exercised this cash settlement option on July 2, 2015. The Separation Agreement also provided for the modification of terms for certain other equity-based awards (Note 14), subject to limitations of banking regulators and applicable law.
As of June 30, 2016, the Company has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the condensed consolidated statement of income and comprehensive income in the period in which approval is obtained.

Also, in connection with, and pursuant to, the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander entered into an amendment to the Shareholders Agreement (the Second Amendment). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of Company Common Stock owned by DDFS LLC in accordance with the terms and conditions of the Shareholders Agreement, the definition of the term “Average Stock Price” to mean $26.83. Pursuant to the Separation Agreement, SHUSA was deemed to have delivered as of July 3, 2015 an irrevocable notice to exercise the call option with respect to all 34,598,506 shares of our Common Stock owned by DDFS and consummate the transactions contemplated by such call option notice, subject to the receipt of required bank regulatory approvals and any other approvals required by law (the Call Transaction). Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300,000 loan, which, as of June 30, 2016 and December 31, 2015, had an unpaid principal balance of $290,000. Pursuant to the Loan Agreement, 29,598,506 shares of the Company’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the Pledge Agreement). Because the Call Transaction was not completed on or before the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company Common Stock ultimately sold in the Call Transaction. The Shareholder Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call

Option. If consummated in full, SHUSA would pay DDFS LLC $928,278 plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated and remains subject to receipt of applicable regulatory approvals.

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

On August 31, 2016, Mr. Dundon, DDFS, the Company, Santander and SHUSA entered into a Second Amendment to the Separation Agreement, and Mr. Dundon, DDFS, Santander and SHUSA entered into a Third Amendment to the Shareholders Agreement, whereby the price per share to be paid to DDFS in connection with the Call Transaction was reduced from $26.83 to $26.17, the arithmetic mean of the daily volume-weighted average price for a share of Company common stock for each of the ten consecutive complete trading days immediately prior to July 3, 2015, the date on which the call option was exercised.

During the three and six months ended June 30, 2015, the Company paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment was based on a set flight time hourly rate, and the amount of reimbursement was not subject to a maximum cap per fiscal year. For the three and six months ended June 30, 2015, the Company paid $125 and $308, respectively, to Meregrass, Inc., the Company managing the plane's operations, with an average rate of $5.8 per hour.

Under an agreement with Mr. Dundon, the Company is provided access to a suite at an event center that is leased by Mr. Dundon, and which the Company uses for business purposes. The Company reimburses Mr. Dundon for the use of this space on a periodic basis.

As of June 30, 2016, Jason Kulas, the Company's CEO, Mr. Dundon, and a Santander employee who was a member of the SC Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended June 30, 2016 and 2015, the Company recorded $1,246 and $1,180, respectively, in lease expenses on this property. For the six months ended June 30, 2016 and 2015, the Company recorded $2,471 and $2,496, respectively, in lease expenses on this property. Future minimum lease payments for the 12-year term of the lease total $72,267. The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended June 30, 2016 and 2015, the Company recorded $41, in sublease revenue on this property. For the six months ended June 30, 2016 and 2015, the Company recorded $82, in sublease revenue on this property.

The Company is party to certain agreements with Bluestem whereby the Company is committed to purchase receivables originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option. Bluestem is owned by Capmark, a company in which affiliates of Centerbridge own an interest. Centerbridge decreased its ownership in SC from approximately 1% as of January 1, 2015, to zero as of June 30, 2015. Further, an individual that was a member of SC's Board until July 15, 2015, is a member of Centerbridge management and also serves on the board of directors of Capmark. During the three and six months ended June 30, 2015, the Company advanced $250,687 and $408,916, respectively, to the retailer, and received $249,583 and $526,943, respectively, in payments on receivables originated under its agreements with the retailer.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards whereby the holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares are considered to be participating securities.

The calculation of diluted EPS excludes 1,466,891 and 48,800 employee stock option awards for the three months ended June 30, 2016 and 2015, respectively and 1,466,891 and 1,307,113 for the six months ended June 30, 2016 and 2015, respectively, as the effect of those securities would be anti-dilutive.

The following table represents EPS numbers for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings per common share
Net income	$283,345	$364,715	$491,644	$607,160
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	357,868	354,625	357,747	351,806
Weighted average number of participating restricted common shares outstanding (in thousands)	350	467	350	467
Weighted average number of common shares outstanding (in thousands)	358,218	355,092	358,097	352,273
Earnings per common share	$0.79	$1.03	$1.37	$1.72
Earnings per common share - assuming dilution
Net income	$283,345	$364,715	$491,644	$607,160
Weighted average number of common shares outstanding (in thousands)	358,218	355,092	358,097	352,273
Effect of employee stock-based awards (in thousands)	1,650	4,102	1,330	3,659
Weighted average number of common shares outstanding - assuming dilution (in thousands)	359,868	359,194	359,427	355,932
Earnings per common share - assuming dilution	$0.79	$1.02	$1.37	$1.71

13.	Fair Value of Financial Instruments
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
Fair value estimates, methods, and assumptions are as follows:

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$78,049	$78,049	$18,893	$18,893
Finance receivables held for sale, net (b)	3	2,859,996	2,902,063	2,859,575	2,872,354
Finance receivables held for investment, net (c)	3	23,477,426	25,200,286	23,367,788	24,943,560
Restricted cash (a)	1	2,712,841	2,712,841	2,236,329	2,236,329
Notes payable — credit facilities (d)	3	7,005,116	7,005,116	6,902,779	6,902,779
Notes payable — secured structured financings (e)	2	22,493,245	22,639,426	20,872,900	20,917,733
Notes payable — related party (f)	3	2,350,000	2,350,000	2,600,000	2,600,000

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

•
Retail installment contracts acquired individually — The estimated fair value is calculated based on a discounted cash flow (DCF) analysis in which the Company uses significant unobservable inputs on key assumptions, including expected default rates, prepayment rates, recovery rates, and discount rates reflective of the cost of funds and appropriate rate of returns.

•
Personal loans — The estimated fair value for personal loans held for sale is calculated based on a combination of estimated cash flows and market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$4,661	$—	$4,661	$—
Due from affiliates — trading interest rate caps (a)	1,886	—	1,886	—
Due from affiliates — cash flow hedging interest rate swaps (a)	45	—	45	—
Other liabilities — trading options for interest rate caps (a)	4,664	—	4,664	—
Due to affiliates — trading options for interest rate caps (a)	1,886	—	1,886	—
Other liabilities — cash flow hedging interest rate swaps (a)	64,109	—	64,109	—
Due to affiliates — cash flow hedging interest rate swaps (a)	18,364	—	18,364	—
Other liabilities — trading interest rate swaps (a)	3,526	—	3,526	—
Due to affiliates — trading interest rate swaps (a)	3,699	—	3,699	—
Other liabilities — total return settlement (a)	53,543	—	—	53,543
Retail installment contracts acquired individually (b)	12,602	—	—	12,602

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$20,227	$—	$20,227	$—
Due from affiliates — trading interest rate caps (a)	12,724	—	12,724	—
Other assets — cash flow hedging interest rate swaps (a)	3,863	—	3,863	—
Due from affiliates — cash flow hedging interest rate swaps (a)	3,431	—	3,431	—
Due from affiliates — trading interest rate swaps (a)	1,176	—	1,176	—
Other liabilities — trading options for interest rate caps (a)	20,253	—	20,253	—
Due to affiliates — trading options for interest rate caps (a)	12,724	—	12,724	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,093	—	3,093	—
Due to affiliates — cash flow hedging interest rate swaps (a)	2,496	—	2,496	—
Due to affiliates — trading interest rate swaps (a)	2,481	—	2,481	—
Other liabilities — total return settlement (a)	53,432	—	—	53,432
Retail installment contracts acquired individually (b)	6,770	—	—	6,770

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

The table below presents the changes in all Level 3 balances for the three and six months ended June 30, 2016:

	Retail Installment Contracts Held for Investment		Total Return Settlement Derivative
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2016		June 30, 2016
Balance — beginning of period	$4,139	$6,770	$53,793	$53,432
Losses recognized in earnings	—	—	1,364	2,680
Net collection activities	(3,411)	(6,042)	—	—
Additions / issuances	11,874	11,874	—	—
Settlements	—	—	(1,614)	(2,569)
Balance — end of period	$12,602	$12,602	$53,543	$53,543

	Total Return Settlement Derivative
	Three Months Ended	Six Months Ended
	June 30, 2015
Balance — beginning of period	$59,588	$48,893
Settlements	(2,601)	(3,861)
Losses recognized in earnings	2,078	14,033
Balance — end of period	$59,065	$59,065
The Company did not have any transfers between Levels 1 and 2 during the three and six months ended June 30, 2016 and June 30, 2015. There were no amounts transferred into or out of Level 3 during the three and six months ended June 30, 2015.
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value adjustment (c)
Other assets — vehicles (a)	$232,293	$—	$232,293	$—	$—
Personal loans held for sale (b)	970,712	—	—	970,712	158,980

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value adjustment (c)
Other assets — vehicles (a)	$203,906	$—	$203,906	$—	$—
Personal loans held for sale (b)	1,954,414	—	—	1,954,414	613,994

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
Compensation expense related to the 583,890 shares of restricted stock the Company has issued to certain executives is recognized over a five-year vesting period, with $180 and $611 recorded for the three months ended June 30, 2016 and 2015, respectively and $361 and $1,216 recorded for the six months ended June 30, 2016 and 2015, respectively.
A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	5,675,327	$12.30	6.5	$20,151
Granted	48,000	13.77	—	—
Exercised	(279,468)	9.36	—	736
Expired	(492,622)	10.46	—	—
Forfeited	(258,329)	14.58	—	—
Options outstanding at June 30, 2016	4,692,908	12.56	5.9	—
Options exercisable at June 30, 2016	2,686,848	10.83	5.6	—

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Such RSUs were granted during the three and six months ended June 30, 2016. Under the Omnibus Incentive Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three years. The Company also has granted certain officers RSUs that vest over a three-year period, with vesting dependent on Banco Santander performance over that time. After vesting, stock obtained by employees and officers through RSUs must be held for one year. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date.
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
Treasury Stock

The Company had 69,005 shares of treasury stock outstanding, with a cost of $1,250 as of June 30, 2016 and December 31, 2015. These shares include 3,154 shares the Company repurchased prior to the IPO as a result of an employee leaving the Company, and 65,851 shares withheld to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance, unrealized gains (losses) on cash flow hedges	$(36,065)	$(9,290)	$2,125	$3,553
Other comprehensive loss before reclassifications	(22,578)	(3,458)	(68,340)	(23,249)
Amounts reclassified out of accumulated other comprehensive income (loss) (a)	7,877	7,022	15,449	13,970
Ending balance, unrealized losses on cash flow hedges	$(50,766)	$(5,726)	$(50,766)	$(5,726)

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2016 and 2015 consist of the following:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$12,561	Interest expense	$11,266	Interest expense
Tax benefit	(4,684)		(4,244)
Net of tax	$7,877		$7,022

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$24,643	Interest expense	$22,337	Interest expense
Tax benefit	(9,194)		(8,367)
Net of tax	$15,449		$13,970
Dividend Restrictions

The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform stress testing and submit a capital plan to the Federal Reserve on an annual basis. On June 29, 2016, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objections to the capital plans submitted in previous years, following which SHUSA entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.

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

Investment gains (losses), net was comprised of the following for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gain (loss) on sale of loans and leases	$788	$89,721	$2,396	$111,314
Lower of cost or market adjustments	(94,767)	—	(158,980)	—
Other gains, losses and impairments, net	(7,330)	—	(13,781)	—
	$(101,309)	$89,721	$(170,365)	$111,314

The lower of cost or market adjustments for the three and six months ended June 30, 2016 included $97,169 and $198,516 in customer default activity and favorable adjustments of $2,402 and $39,536, respectively, related to net changes in the unpaid principal balance on the personal lending portfolio, which has been classified as held for sale since September 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) (2015 Annual Report on Form 10-K) and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding the Company at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. We are majority-owned (as of June 30, 2016, approximately 58.9%) by SHUSA, a wholly-owned subsidiary of Santander.
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
Under the terms of the Chrysler Agreement, the parties agreed to certain standards, including SC meeting specified penetration rates that escalate over the first five years, and FCA treating SC in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its obligations under the agreement could result in the agreement being terminated. The targeted and actual penetration rates under the terms of the Chrysler Agreement are as follows:

	Program Year (a)
	1	2	3	4		5-10
Retail	20%	30%	40%	50%		50%
Lease	11%	14%	14%	14%		15%
Total	31%	44%	54%	64%		65%

Actual Penetration	33%	29%	26%	21	% (b)	—
(a)    Program years run from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.

(b)    As of June 30, 2016.

The target penetration rate as of April 30, 2016 (the end of the third year of the Chrysler Agreement) was 54%. Our actual penetration rate as of June 30, 2016 was 22%, due to the competitive landscape and low interest rates causing our subvented loan offers not to be materially more attractive than other lenders' offers. While we have not achieved the target penetration rates to date, Chrysler Capital continues to be a focal point of our strategy; we continue to work with FCA to improve penetration rates and we remain confident about the ongoing success of the Chrysler Agreement. We recently partnered with FCA to roll out two pilot programs, including a dealer rewards program and a nonprime subvention program. Since its May 1, 2013, launch, Chrysler Capital has originated $35.1 billion in retail loans and $15.3 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate.
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
We have flow agreements and dedicated financing facilities in place for our Chrysler Capital business. We periodically sell consumer retail installment contracts through these flow agreements, and, when market conditions are favorable, we will access the ABS market through securitizations of consumer retail installment contracts. We also periodically enter into bulk sales of consumer vehicle leases with a third party. We typically retain servicing of loans and leases sold or securitized, and may also retain some residual risk in sales of leases. We have also entered into an agreement with a third party whereby we will periodically sell charged-off loans.
Economic and Business Environment
The U.S. economy has continued its slow-paced recovery into 2016. According to the Bureau of Labor Statistics, unemployment declined from 5.0% at the beginning of the year to 4.9% as of June 30, 2016. In December 2015, the Federal Reserve raised its key interest rate by 25 basis points, the first increase since rates bottomed out in 2008, in an effort to stimulate the economy and boost the housing market. The increase in interest rates, which had been signaled by the Federal Reserve throughout 2015, indicates that the economy continues to strengthen. The Federal Reserve has signaled that additional interest rate increases could be on the short-term horizon. New cars are selling at a pace to exceed an annualized 16 million for 2016.
The following table shows the percentage of unpaid principal balance on our retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $27,506,188 and $27,223,768 at June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016	December 31, 2015
	Retail Installment Contracts Held for Investment
Texas	17.0%	16.9%
Florida	13.4%	12.8%
California	9.8%	9.7%
Georgia	5.2%	5.1%
Illinois	3.7%	3.8%
North Carolina	3.7%	3.8%
New York	3.6%	3.6%
Pennsylvania	2.8%	2.8%
Louisiana	2.5%	2.6%
Arizona	2.5%	2.5%
Other states	35.8%	36.4%
	100.0%	100.0%

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
Additional legal and regulatory matters affecting the Company's activities are further discussed in Part I, Item 1A - Risk Factors of our 2015 annual report on Form 10-K/A.
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

Second Quarter 2016 Summary of Results
Key highlights of our performance in the second quarter of 2016 included:

•	Decline of 1.0% in net finance and other interest income compared to the same quarter in 2015;

•	Net income of $283.3 million compared with $364.7 million for the same quarter in 2015, or a 22.3% decrease year-over-year;

•	Originations of $5.4 billion, down from $6.8 billion in the prior quarter and down from $7.6 billion originated in the same quarter in 2015;

◦	Chrysler Capital prime retail and lease originations up 2%;

◦	Non-prime retail originations down 44%

•	Asset sales of $0.7 billion, a decrease from $1.7 billion in the prior quarter, and a decrease from $2.8 billion in the same quarter in 2015;

•	Serviced for others portfolio of $13.0 billion, down from $14.2 billion in the prior quarter and down from $13.1 billion in the same period last year;

•	Expense ratio of 2.0%, down from 2.2% in the prior quarter and down from 2.1% in the same quarter last year.
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
Our other significant personal lending relationship is with Bluestem. We continue to perform in accordance with the terms and operative provisions of agreements under which we are obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These and other, smaller, revolving loan portfolios are carried as held for sale in our condensed consolidated financial statements. Accordingly, we have recorded $159 million year-to-date in lower of cost or market adjustments on these portfolios, and there may be further such adjustments required in future periods' financial statements. We are currently evaluating alternatives for the Bluestem portfolio, which had a carrying value of $1.0 billion at June 30, 2016 and December 31, 2015.
Dividend Restrictions
The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform stress testing and submit a capital plan to the Federal Reserve on an annual basis. On June 29, 2016, the FRB informed SHUSA that, based on qualitative concerns, the FRB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRB. This objection followed the FRB's objections to the capital plans submitted in previous years, following which SHUSA entered into a written agreement with the FRB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRB a capital plan and the FRB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRB issues a written non-objection to a capital plan submitted by SHUSA or the FRB otherwise issues its written non-objection to the payment of a dividend by the Company.

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$3,176,087	$4,765,800	$7,482,180	$9,054,701
Average APR	14.0%	17.2%	14.9%	17.6%
Average FICO® (a)	624	586	609	579
Discount	0.2%	1.8%	0.5%	2.5%

Personal loans	$9,272	$257,915	$9,281	$424,407
Average APR	25.0%	19.4%	25.0%	18.9%
Discount	—	—	—	—

Leased vehicles	$1,694,829	$1,424,308	$3,311,909	$2,554,423

Capital lease receivables	$1,805	$8,073	$3,658	$63,803
Total originations retained	$4,881,993	$6,456,096	$10,807,028	$12,097,334

Sold Originations
Retail installment contracts	$547,007	$927,586	$1,403,717	$2,234,410
Average APR	3.6%	4.3%	3.0%	5.1%
Average FICO® (b)	754	745	758	736

Total SC originations	$5,429,000	$7,383,682	$12,210,745	$14,331,744

Facilitated Originations
Leased vehicles	$—	$228,572	$—	$632,471

Total originations	$5,429,000	$7,612,254	$12,210,745	$14,964,215

(a)
Unpaid principal balance excluded from the weighted average FICO score is $509 million and $933 million for the three months ended June 30, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $99 million and $170 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.3 billion and $1.8 billion for the six months ended June 30, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $296 million and $314 million, respectively, were commercial loans.

(b)
Unpaid principal balance excluded from the weighted average FICO score is $64 million and $94 million for the three months ended June 30, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Unpaid principal balance excluded from the weighted average FICO score is $175 million and $218 million for the six months ended June 30, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero and $25 million, respectively, were commercial loans.

Our originations of individually acquired retail installment contracts and leases by vehicle type during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,495,766	40.2%	$2,787,108	49.0%	$3,757,203	42.3%	$5,512,076	48.8%
Truck and utility	1,902,390	51.1%	2,508,146	44.1%	4,464,100	50.2%	4,968,504	44.0%
Van and other (a)	324,938	8.7%	398,132	6.9%	664,594	7.5%	808,531	7.2%
	$3,723,094	100.0%	$5,693,386	100.0%	$8,885,897	100.0%	$11,289,111	100.0%

Leased vehicles
Car	$196,467	11.6%	$253,741	15.4%	$328,678	9.9%	$567,196	17.8%
Truck and utility	1,333,903	78.7%	1,266,635	76.6%	2,643,896	79.8%	2,368,241	74.3%
Van and other (a)	164,459	9.7%	132,504	8.0%	339,335	10.3%	251,457	7.9%
	$1,694,829	100.0%	$1,652,880	100.0%	$3,311,909	100.0%	$3,186,894	100.0%

Total originations by vehicle type
Car	$1,692,233	31.2%	$3,040,849	41.4%	$4,085,881	33.5%	$6,079,272	42.0%
Truck and utility	3,236,293	59.7%	3,774,781	51.4%	7,107,996	58.3%	7,336,745	50.7%
Van and other (a)	489,397	9.1%	530,636	7.2%	1,003,929	8.2%	1,059,988	7.3%
	$5,417,923	100.0%	$7,346,266	100.0%	$12,197,806	100.0%	$14,476,005	100.0%
(a)    Other primarily consists of commercial vehicles.
Our asset sales for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollar amounts in thousands)
Retail installment contracts	$659,224	$2,016,675	$1,519,179	$2,935,753
Average APR	3.5%	5.6%	2.9%	5.3%
Average FICO®	758	722	762	729

Personal loans	$—	$—	$869,349	$—
Average APR	—	—	17.9%	—

Leased vehicles	$—	$755,624	$—	$1,316,958
Total asset sales	$659,224	$2,772,299	$2,388,528	$4,252,711

Our portfolio of retail installment contracts held for investment and leases by vehicle type as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	(Dollar amounts in thousands)
Retail installment contracts
Car	$15,306,376	55.6%	$15,095,256	55.4%
Truck and utility	10,634,597	38.7%	10,276,231	37.7%
Van and other (a)	1,565,216	5.7%	1,852,281	6.9%
	$27,506,189	100.0%	$27,223,768	100.0%

Leased vehicles
Car	$1,265,700	13.9%	$1,224,830	16.7%
Truck and utility	6,993,038	76.6%	5,428,189	74.1%
Van and other (a)	868,441	9.5%	673,277	9.2%
	$9,127,179	100.0%	$7,326,296	100.0%

Total by vehicle type
Car	$16,572,076	45.2%	$16,320,086	47.2%
Truck and utility	17,627,635	48.1%	15,704,420	45.5%
Van and other (a)	2,433,657	6.6%	2,525,558	7.3%
	$36,633,368	100.0%	$34,550,064	100.0%
(a)    Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted discount of our held for investment portfolio as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(Dollar amounts in thousands)
Retail installment contracts (a)	$27,506,188	$27,223,768
Average APR	16.7%	16.8%
Discount	2.5%	2.7%

Personal loans	$909	$941
Average APR	24.1%	20.9%

Receivables from dealers	$70,030	$76,941
Average APR	4.7%	4.6%

Leased vehicles	$9,127,179	$7,326,296

Capital leases	$42,897	$66,929

(a)
Of this balance as of June 30, 2016, $5.7 billion, $11.0 billion, $5.5 billion, and $3.6 billion was originated during the six months ended June 30, 2016, and the years ended 2015, 2014, and 2013, respectively.

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
Historically, our primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the six months ended June 30, 2016 and 2015. However, during the three and six months ended June 30, 2016, we recognized certain retail installment contracts with an unpaid principal balance of $191,671, held by non-consolidated securitization Trusts, under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. We elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	$1,170,237	$1,149,507	$2,336,437	$2,201,056
Interest on purchased receivables portfolios	19,615	21,474	40,944	49,680
Interest on receivables from dealers	648	1,158	1,646	2,468
Interest on personal loans	81,241	111,512	178,909	223,468
Interest on finance receivables and loans	1,271,741	1,283,651	2,557,936	2,476,672
Net leased vehicle income	125,218	75,090	233,650	131,853
Other finance and interest income	3,890	6,738	7,802	14,079
Interest expense	198,594	150,622	383,329	299,478
Net finance and other interest income	1,202,255	1,214,857	2,416,059	2,323,126
Provision for credit losses on individually acquired retail installment contracts	514,755	454,467	1,177,881	987,481
Increase (decrease) in impairment related to purchased receivables portfolios	(1,894)	(4,270)	(3,790)	(9,372)
Provision for credit losses on receivables from dealers	(431)	(162)	56	294
Provision for credit losses on personal loans	—	121,118	—	218,821
Provision for credit losses on capital leases	(509)	8,226	(2,056)	14,002
Provision for credit losses	511,921	579,379	1,172,091	1,211,226
Profit sharing	17,846	21,501	29,240	35,017
Other income	37,302	214,700	114,860	364,894
Operating expenses	272,227	255,508	563,083	503,340
Income before tax expense	437,563	573,169	766,505	938,437
Income tax expense	154,218	208,454	274,861	331,277
Net income	$283,345	$364,715	$491,644	$607,160
Share Data
Weighted-average common shares outstanding
Basic	358,218,378	355,091,818	358,096,634	352,272,552
Diluted	359,867,806	359,193,738	359,426,918	355,932,481
Earnings per share
Basic	$0.79	$1.03	$1.37	$1.72
Diluted	$0.79	$1.02	$1.37	$1.71
Balance Sheet Data
Finance receivables held for investment, net	$23,477,426	$24,800,991	$23,477,426	$24,800,991
Finance receivables held for sale, net	2,859,996	1,564,905	2,859,996	1,564,905
Goodwill and intangible assets	107,737	110,898	107,737	110,898
Total assets	38,490,611	36,079,510	38,490,611	36,079,510
Total borrowings	31,848,361	30,612,702	31,848,361	30,612,702
Total liabilities	33,613,899	31,833,747	33,613,899	31,833,747
Total equity	4,876,712	4,245,763	4,876,712	4,245,763
Allowance for credit losses	3,436,325	3,328,897	3,436,325	3,328,897

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$412,246	$275,369	$952,559	$619,425
Charge-offs, net of recoveries, on purchased receivables portfolios	(1,037)	(5,116)	(1,061)	(7,666)
Charge-offs, net of recoveries, on receivables from dealers	135	—	135	—
Charge-offs, net of recoveries, on personal loans	—	89,261	—	182,746
Charge-offs, net of recoveries, on capital leases	2,599	7,838	5,070	8,021
Total charge-offs, net of recoveries	413,943	367,352	956,703	802,526
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	1,142,648	869,190	1,142,648	869,190
End of period personal loans delinquent principal over 60 days	168,020	153,485	168,020	153,485
End of period delinquent principal over 60 days, loans held for investment	1,151,627	1,052,561	1,151,627	1,052,561
End of period assets covered by allowance for credit losses	27,338,761	28,507,008	27,338,761	28,507,008
End of period gross individually acquired retail installment contracts held for investment	27,224,925	26,027,676	27,224,925	26,027,676
End of period gross personal loans	1,391,859	2,261,726	1,391,859	2,261,726
End of period gross finance receivables and loans held for investment	27,577,127	29,020,270	27,577,127	29,020,270
End of period gross finance receivables, loans, and leases held for investment	36,747,203	34,862,316	36,747,203	34,862,316
Average gross individually acquired retail installment contracts	29,015,183	27,000,474	28,624,094	26,117,672
Average gross purchased receivables portfolios	297,663	612,821	317,789	689,472
Average Gross receivables from dealers	71,576	99,369	73,706	100,690
Average Gross personal loans	1,376,633	2,184,577	1,550,680	2,162,490
Average Gross capital leases	48,161	136,973	54,179	124,045
Average Gross finance receivables and loans	30,809,216	30,034,214	30,620,448	29,194,369
Average Gross finance receivables, loans, and leases	39,516,716	35,957,522	38,858,731	35,041,765
Average managed assets	53,237,279	48,113,052	53,050,984	46,266,080
Average total assets	38,089,236	35,176,930	37,576,941	34,210,310
Average debt	31,576,856	29,977,311	31,227,922	29,242,830
Average total equity	4,726,601	4,036,518	4,609,561	3,868,722
Ratios
Yield on individually acquired retail installment contracts	16.1%	17.0%	16.3%	16.9%
Yield on purchased receivables portfolios	26.4%	14.0%	25.8%	14.4%
Yield on receivables from dealers	3.6%	4.7%	4.5%	4.9%
Yield on personal loans (1)	23.6%	20.4%	23.1%	20.7%
Yield on earning assets (2)	14.2%	15.2%	14.4%	15.0%
Cost of debt (3)	2.5%	2.0%	2.5%	2.0%
Net interest margin (4)	12.2%	13.5%	12.4%	13.3%
Expense ratio (5)	2.0%	2.1%	2.1%	2.2%
Return on average assets (6)	3.0%	4.1%	2.6%	3.5%
Return on average equity (7)	24.0%	36.1%	21.3%	31.4%
Net charge-off ratio on individually acquired retail installment contracts (8)	5.7%	4.1%	6.7%	4.7%
Net charge-off ratio on purchased receivables portfolios (8)	(1.4)%	(3.3)%	(0.7)%	(2.2)%
Net charge-off ratio on receivables from dealers (8)	0.8%	—	0.4%	—
Net charge-off ratio on personal loans (8)	—	16.3%	—	16.9%
Net charge-off ratio (8)	5.6%	4.9%	6.6%	5.5%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.2%	3.3%	4.2%	3.3%
Delinquency ratio on personal loans, end of period (9)	12.1%	6.8%	12.1%	6.8%
Delinquency ratio on loans held for investment, end of period (9)	4.2%	3.6%	4.2%	3.6%
Equity to assets ratio	12.7%	11.8%	12.7%	11.8%
Tangible common equity to tangible assets (10)	12.4%	11.5%	12.4%	11.5%
Common stock dividend payout ratio (11)	—	—	—	—
Allowance ratio (12)	12.6%	11.7%	12.6%	11.7%
Common Equity Tier 1 capital ratio (13)	12.6%	10.9%	12.6%	10.9%

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

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity

(8)	“Net charge-off ratio” is defined as the ratio of annualized Charge-offs, measured on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective portfolio.

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period gross balance of the respective portfolio, excludes capital leases

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended June 30, 2016 and 2015 is as follows:

	June 30, 2016	June 30, 2015
	(Dollar amounts in thousands)
Total equity	$4,876,712	$4,245,763
Deduct: Goodwill and intangibles	107,737	110,898
Tangible common equity	$4,768,975	$4,134,865

Total assets	$38,490,611	$36,079,510
Deduct: Goodwill and intangibles	107,737	110,898
Tangible assets	$38,382,874	$35,968,612

Equity to assets ratio	12.7%	11.8%
Tangible common equity to tangible assets	12.4%	11.5%

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share.

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)	"Common Equity Tier 1 Capital ratio" is defined as the ratio of Total common equity tier 1 capital to Total risk-weighted assets.
The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended June 30,
	2016			2015
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$29,015,183	$1,170,237	16.1%	$27,000,474	$1,149,507	17.0%
Purchased receivables	297,663	19,615	26.4%	612,821	21,474	14.0%
Receivables from dealers	71,576	648	3.6%	99,369	1,158	4.7%
Personal loans	1,376,633	81,241	23.6%	2,184,577	111,512	20.4%
Capital lease receivables	48,161	3,890	32.3%	136,973	6,738	19.7%
Finance receivables held for investment, net	30,809,216	1,275,631	16.6%	30,034,214	1,290,389	17.2%
Leased vehicles, net	8,707,500	125,218	5.8%	5,923,308	75,090	5.1%
Other assets	2,049,302	—	—	2,543,836	—	—
Allowance for credit losses	(3,476,782)	—	—	(3,324,428)	—	—
Total assets	$38,089,236	$1,400,849		$35,176,930	$1,365,479
Liabilities and equity
Liabilities:
Notes payable	$31,576,856	$198,594	2.5%	$29,977,311	$150,622	2.0%
Other liabilities	1,785,780	—	—	1,163,101	—	—
Total liabilities	33,362,636	198,594		31,140,412	150,622

Total stockholders' equity	4,726,601	—		4,036,518	—
Total liabilities and equity	$38,089,236	$198,594		$35,176,930	$150,622

	Six Months Ended June 30,
	2016			2015
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,624,094	$2,336,437	16.3%	$26,117,672	$2,201,056	16.9%
Purchased receivables	317,789	40,944	25.8%	689,472	49,680	14.4%
Receivables from dealers	73,706	1,646	4.5%	100,690	2,468	4.9%
Personal loans	1,550,680	178,909	23.1%	2,162,490	223,468	20.7%
Capital lease receivables	54,179	7,802	28.8%	124,045	14,079	22.7%
Finance receivables held for investment, net	30,620,448	2,565,738	16.8%	29,194,369	2,490,751	17.1%
Leased vehicles, net	8,238,283	233,650	5.7%	5,847,396	131,853	4.5%
Other assets	2,121,391	—	—	2,364,030	—	—
Allowance for credit losses	(3,403,181)	—	—	(3,195,485)	—	—
Total assets	$37,576,941	$2,799,388		$34,210,310	$2,622,604
Liabilities and equity
Liabilities:
Notes payable	$31,227,922	$383,329	2.5%	$29,242,830	$299,478	2.0%
Other liabilities	1,739,458	—	—	1,098,758	—	—
Total liabilities	32,967,380	383,329		30,341,588	299,478

Total stockholders' equity	4,609,561	—		3,868,722	—
Total liabilities and equity	$37,576,941	$383,329		$34,210,310	$299,478

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,271,741	$1,283,651	$2,557,936	$2,476,672
Leased vehicle income	368,358	243,857	698,150	475,473
Other finance and interest income	3,890	6,738	7,802	14,079
Total finance and other interest income	1,643,989	1,534,246	3,263,888	2,966,224
Interest expense	198,594	150,622	383,329	299,478
Leased vehicle expense	243,140	168,767	464,500	343,620
Net finance and other interest income	1,202,255	1,214,857	2,416,059	2,323,126
Provision for credit losses	511,921	579,379	1,172,091	1,211,226
Net finance and other interest income after provision for credit losses	690,334	635,478	1,243,968	1,111,900
Profit sharing	17,846	21,501	29,240	35,017
Net finance and other interest income after provision for credit losses and profit sharing	672,488	613,977	1,214,728	1,076,883
Total other income	37,302	214,700	114,860	364,894
Total operating expenses	272,227	255,508	563,083	503,340
Income before income taxes	437,563	573,169	766,505	938,437
Income tax expense	154,218	208,454	274,861	331,277
Net income	$283,345	$364,715	$491,644	$607,160

Net income	$283,345	$364,715	$491,644	$607,160
Change in unrealized gains (losses) on cash flow hedges, net of tax	(14,701)	3,564	(52,891)	(9,279)
Comprehensive income	$268,644	$368,279	$438,753	$597,881

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,170,237	$1,149,507	$20,730	2%	$2,336,437	$2,201,056	$135,381	6%
Income from purchased receivables portfolios	19,615	21,474	(1,859)	(9)%	40,944	49,680	(8,736)	(18)%
Income from receivables from dealers	648	1,158	(510)	(44)%	1,646	2,468	(822)	(33)%
Income from personal loans	81,241	111,512	(30,271)	(27)%	178,909	223,468	(44,559)	(20)%
Total interest on finance receivables and loans	$1,271,741	$1,283,651	$(11,910)	(1)%	$2,557,936	$2,476,672	$81,264	3%

Income from individually acquired retail installment contracts increased $21 million, or 2%, from the second quarter of 2015 to the second quarter of 2016, and increased $135 million, or 6%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, less than the 7% and 10% growth respectively, in the average outstanding balance of our portfolio of these contracts due to the higher average credit quality.
Income from purchased receivables portfolios decreased $2 million, or 9%, from the second quarter of 2015 to the second quarter of 2016, and decreased $9 million, or 18%, from the six months ended June 30, 2015 to the six months ended June 30, 2016 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions accounted for under ASC 310-30 since 2012. The average balance of the portfolios decreased from $613 million in the second quarter of 2015, to $298 million in the second quarter of 2016, and decreased from $689 million from the six months ended June 30, 2015 to $318 million for the six months ended June 30, 2016.
Income from personal loans decreased $30 million, or 27%, from the second quarter of 2015 to the second quarter of 2016, and decreased $45 million, or 20%, from the six months ended June 30, 2015 to the six months ended June 30, 2016 given the sale of the LendingClub loans in February 2016. The average balance of the portfolios decreased from $2.2 billion in the second quarter of 2015, to $1.4 billion in the second quarter of 2016, and decreased from $2.2 billion from the six months ended June 30, 2015 to $1.6 billion for the six months ended June 30, 2016.
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$368,358	$243,857	$124,501	51%	$698,150	$475,473	$222,677	47%
Leased vehicle expense	243,140	168,767	74,373	44%	464,500	343,620	120,880	35%
Leased vehicle income, net	$125,218	$75,090	$50,128	67%	$233,650	$131,853	$101,797	77%

Leased vehicle income and expense increased significantly in the three and six months ended June 30, 2016 when compared to the same periods in 2015, due to the continual growth in the portfolio since we launched Chrysler Capital in 2013. Revenue has increased by more than expense due to an increase in money factor rates as well as higher acquisition fees.
Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$183,295	$137,931	$45,364	33%	$352,558	$266,157	$86,401	32%
Interest expense on derivatives	15,299	12,691	2,608	21%	30,771	33,321	(2,550)	(8)%
Total interest expense	$198,594	$150,622	$47,972	32%	$383,329	$299,478	$83,851	28%
Interest expense on notes payable increased $45 million, or 33%, from the second quarter of 2015 to the second quarter of 2016, and increased $86 million, or 32%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, higher than the growth in average debt outstanding, which increased 5% and 6.8% for the respective periods. Our cost of funds has increased due to higher market rates and wider spreads.
Provision for Credit Losses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$514,755	$454,467	$60,288	13%	$1,177,881	$987,481	$190,400	19%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	(1,894)	(4,270)	2,376	(56)%	(3,790)	(9,372)	5,582	(60)%
Provision for credit losses on receivables from dealers	(431)	(162)	(269)	166%	56	294	(238)	(81)%
Provision for credit losses on personal loans	—	121,118	(121,118)	(100)%	—	218,821	(218,821)	(100)%
Provision for credit losses on capital leases	(509)	8,226	(8,735)	(106)%	(2,056)	14,002	(16,058)	(115)%
Provision for credit losses	$511,921	$579,379	$(67,458)	(12)%	$1,172,091	$1,211,226	$(39,135)	(3)%
Provision for credit losses on our individually acquired retail installment contracts increased $60 million, or 13%, from the second quarter of 2015 to the second quarter of 2016, and increased $190 million, or 19%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. These increases were primarily due to unfavorable variances in net charge-offs which increased by $137 million from the second quarter of 2015 to the second quarter of 2016 and $333 million for the six months ended June 30, 2015 to the six months ended June 30, 2016. The increases in net charge-offs were primarily attributable to portfolio aging and mix shift, lower realized recovery rates, and smaller benefit from bankruptcy sales. These increases in net charge-offs were partially offset by smaller builds of the allowance for credit losses primarily due to lower volume and higher credit quality originations during the six months ended June 30, 2016 as compared to the same period in 2015.
Change in incremental increase (decrease) in impairment related to purchased receivables portfolios resulted from the release of less impairment on purchased receivables as the portfolios continued to run off.
Provision for credit losses on personal loans decreased from $121 million in the second quarter of 2015 to zero in the second quarter of 2016, and decreased from $219 million for the six months ended June 30, 2015 to zero in the six months ended June 30, 2016, due to the reclassification of this portfolio from held for investment to held for sale in the third quarter of 2015. We now recognize customer defaults and other lower of cost or market adjustments on this portfolio through investment gains (losses), net.
In early 2015 we ceased originations in the primary program that gave rise to our capital lease portfolio, and provisions for credit losses on this portfolio have decreased as the portfolio decreases in size.
Profit Sharing

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$17,846	$21,501	$(3,655)	(17)%	$29,240	$35,017	$(5,777)	(16)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to our agreements with Bluestem. Profit sharing with Bluestem decreased in the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to amendments to the agreement governing the profit sharing calculation, including an increase in the percentage of profit retained by the Company. This effect was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio as well as an increase in the revenue sharing rate.

Other Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$(101,309)	$89,721	$(191,030)	(213)%	$(170,365)	$111,314	$(281,679)	(253)%
Servicing fee income	42,988	28,043	14,945	53%	87,482	52,846	34,636	66%
Fees, commissions, and other	95,623	96,936	(1,313)	(1)%	197,743	200,734	(2,991)	(1)%
Total other income	$37,302	$214,700	$(177,398)	(83)%	$114,860	$364,894	$(250,034)	(69)%
Average serviced for others portfolio	$13,710,985	$12,343,417	$1,367,568	11%	$14,184,106	$11,576,230	$2,607,876	23%
Investment gains (losses), net changed from net gains to net losses in the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to current year lower of cost or market adjustments of $95 million and $159 million respectively, on our personal loan portfolio, which was reclassified to held for sale in the third quarter of 2015. Additionally, we had $96 million and $123 million less favorable gains on loan, lease and other miscellaneous sales for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to a lack of bulk loan and lease sales in the 2016.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased $15 million, or 53%, from the second quarter of 2015 to the second quarter of 2016, and increased $35 million, or 66%, from the six months ended June 30, 2015 to the six months ended June 30, 2016 due to the growth in our serviced portfolio. Our serviced for others portfolio as of June 30, 2016 and 2015 was as follows:

	June 30,
	2016	2015
	(Dollar amounts in thousands)
SBNA retail installment contracts	$607,538	$788,509
SBNA leases	1,706,154	2,438,294
Total serviced for related parties	2,313,692	3,226,803
Chrysler Capital securitizations	2,093,386	2,429,141
Other third parties	8,626,433	7,464,827
Total serviced for third parties	10,719,819	9,893,968
Total serviced for others portfolio	$13,033,511	$13,120,771

The growth in servicing fee income exceeded the growth in the serviced for others portfolio due to the greater proportion of lower credit quality, higher servicing fee assets in the portfolio in the current year, the result of the sale in late 2015 of residual interests in aged securitizations.
Total Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$123,344	$110,973	$12,371	11%	$243,186	$211,513	$31,673	15%
Repossession expense	68,351	55,470	12,881	23%	141,896	114,296	27,600	24%
Other operating costs	80,532	89,065	(8,533)	(10)%	178,001	177,531	470	—%
Total operating expenses	$272,227	$255,508	$16,719	7%	$563,083	$503,340	$59,743	12%
Compensation expense increased $12 million, or 11%, in second quarter 2016 as compared to the same period in prior year, and increased $32 million, or 15%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily due to an increase in average headcount of 9% and 10% for the respective periods. Repossession expense increased $13 million, or 23%, from the second quarter of 2015 to the second quarter of 2016, and increased $28 million, or 24%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily due to a 30% and 16% increase in repossession rate for the respective periods, and an overall increase in impound and auction expenses.

Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$154,218	$208,454	$(54,236)	(26)%	$274,861	$331,277	$(56,416)	(17)%
Income before income taxes	437,563	573,169	(135,606)	(24)%	766,505	938,437	(171,932)	(18)%
Effective tax rate	35.2%	36.4%			35.9%	35.3%
Our effective tax rate decreased from 36.4% in the second quarter of 2015 to 35.2% in the second quarter of 2016, primarily due to changes in estimated electric credit at Q2 2016 and unfavorable discrete book to tax differences recognized during the second quarter of 2015, and increased from 35.3% in the six months ended June 30, 2015 to 35.9% in the six months ended June 30, 2016, primarily due to favorable discrete book to tax differences recognized during the six months ended June 30, 2015.
Other Comprehensive Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(14,701)	$3,564	$(18,265)	(512)%	$(52,891)	$(9,279)	$(43,612)	470%

The change in unrealized gains (losses) on cash flow hedges for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily driven by more unfavorable interest rate movements in 2016 than in 2015.

Credit Quality
Finance Receivables
Nonprime loans comprise 84% of our portfolio as of June 30, 2016. We record an allowance for credit losses on our individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Retail Installment Contracts Acquired Individually (a)	Receivables from Dealers	Personal Loans (b)
	(Dollar amounts in thousands)
Unpaid principal balance	$27,224,925	$70,030	$909
Credit loss allowance	(3,422,736)	(837)	—
Discount	(678,114)	—	—
Capitalized origination costs and fees	61,876	—	—
Net carrying balance	$23,185,951	$69,193	$909
Allowance as a percentage of unpaid principal balance	12.6%	1.2%	—
Allowance and discount as a percentage of unpaid principal balance	15.1%	1.2%	—

(a)	As of June 30, 2016, used car financing represented 62% of our outstanding retail installment contracts acquired individually. 88% of this used car financing consisted of nonprime auto loans.

(b)	As of June 30, 2016, substantially all of the Company's personal loans were classified as held for sale.

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941
Allowance as a percentage of unpaid principal balance	11.9%	1.2%	—
Allowance and discount as a percentage of unpaid principal balance	14.6%	1.2%	—

For most retail installment contracts that we acquired in pools at a discount due to credit deterioration subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollar amounts in thousands)
Outstanding balance	$282,958	$362,212
Outstanding recorded investment, net of impairment	$191,071	$239,551

(a)	As of June 30, 2016, used car financing represented 28% of our outstanding purchased pool loans. 55% of this used car financing consisted of nonprime auto loans.

In early 2015, we increased our origination volume of loans to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk-appropriate annual percentage rate at the time of origination. Origination volume of loans with less than four trade lines and less than 36 months of credit history was $562 million and $1.1 billion for the three months ended June 30, 2016 and June 30, 2015, respectively. Origination volume of loans with less than four trade lines and less than 36 months of credit history was $1.5 billion and $2.0 billion for the six months ended June 30, 2016 and June 30, 2015, respectively. Remaining unpaid principal balance of these loans was $4.8 billion as of June 30, 2016 and December 31, 2015, respectively. Our credit loss allowance forecasting models are not calibrated for this higher concentration of loans with limited bureau information and, accordingly, as of June 30, 2016 and December 31, 2015, we recorded a qualitative adjustment of $125 million and $149 million, respectively, increasing the allowance ratio on individually acquired retail installment contracts by 0.5% and 0.6% of unpaid principal balance, respectively. This adjustment was necessary to increase the estimated credit loss allowance for additional charge offs expected on this portfolio, based on the loss performance information available to date, which evidences higher losses in the first months after origination for these loans in comparison to loans with standard bureau attributes. This qualitative adjustment was informed by the deteriorating loss trends of these loans over a subsequent twelve-month forecast horizon.
A summary of the credit risk profile of our consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of June 30, 2016 and December 31, 2015 was as follows (dollar amounts in billions, totals may not foot due to rounding):

June 30, 2016
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.7	96%	$0.1	4%	$—	—	$—	—	$2.8	10%
	36+	0.5	36%	0.3	21%	0.2	14%	0.4	29%	1.4	5%
<540	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	0.2	4%	0.3	5%	0.4	7%	4.8	84%	5.7	21%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.1	90%	7.9	29%
600-639	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	—	—	0.1	2%	0.1	2%	4.0	95%	4.2	15%
>640	<36	0.3	50%	0.1	17%	0.1	—	0.1	17%	0.6	2%
	36+	—	—	—	—	—	—	3.0	100%	3.0	11%
Total		$4.7	17%	$1.6	6%	$1.4	5%	$19.8	72%	$27.5	100%

December 31, 2015
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$3.0	97%	$0.1	3%	$—	—	$—	—	$3.1	11%
	36+	0.5	38%	0.3	23%	0.2	15%	0.4	31%	1.3	5%
<540	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	0.2	3%	0.3	5%	0.4	7%	4.9	84%	5.8	21%
540-599	<36	0.3	43%	0.1	14%	0.1	14%	0.2	29%	0.7	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	91%	7.7	28%
600-639	<36	0.2	50%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	—	—	0.1	2%	0.1	2%	4.1	95%	4.3	16%
>640	<36	0.2	50%	0.1	25%	—	—	0.1	25%	0.4	1%
	36+	—	—	—	—	—	—	2.8	97%	2.9	11%
Total		$4.9	18%	$1.4	5%	$1.2	4%	$19.7	72%	$27.2	100%
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
The following is a summary of delinquencies on our retail installment contracts held for investment as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 31-60 days past due	$2,458,160	9.0%	$2,485,428	9.1%
Delinquent principal over 60 days	1,151,627	4.2%	1,208,864	4.4%
Total delinquent principal	$3,609,787	13.2%	$3,694,292	13.6%

(a)	Percent of unpaid principal balance.
All of our receivables from dealers were current as of June 30, 2016 and December 31, 2015.
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables held for investment for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016 (1)	2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,506,188	$26,540,938	$2,261,726
Average principal outstanding during the period	$27,702,554	$25,928,493	$2,162,490
Number of receivables outstanding at period end	1,656,786	1,640,965	1,952,465
Average number of receivables outstanding during the period	1,663,460	1,655,153	1,943,655
Number of repossessions (2)	141,536	119,690	n/a
Number of repossessions as a percent of average number of receivables outstanding (3)	17.0%	14.5%	n/a
Net losses	$951,498	$611,760	$182,746
Net losses as a percent of average principal amount outstanding (3)	6.9%	4.7%	16.9%
(1)     As of June 30, 2016, substantially all of the Company's personal loans were classified as held for sale.

(2)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
(3)    Annualized; not necessarily indicative of a full year's actual results.
We have had charge-offs on our receivables from dealers of $135 for the three and six months ended June 30, 2016. There were no charge-offs on our receivables from dealers in 2015.
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

The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	June 30, 2016		December 31, 2015
	(Dollar amounts in thousands)
Never deferred	$19,427,389	70.6%	$19,946,478	73.3%
Deferred once	4,257,939	15.5%	3,923,705	14.4%
Deferred twice	1,881,320	6.9%	1,660,482	6.1%
Deferred 3 - 4 times	1,880,811	6.8%	1,639,092	6.0%
Deferred greater than 4 times	58,729	0.2%	54,011	0.2%
Total	$27,506,188		$27,223,768
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
We also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of our revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, we believe modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties. The following is a summary of the principal balance as of June 30, 2016 and December 31, 2015 of loans that have received these modifications and concessions:

	June 30, 2016	December 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$2,038,912	$1,746,399	$—
Bankruptcy-related accounts	102,655	104,355	—
Extension of maturity date	29,891	45,119	—
Interest rate reduction	71,968	77,976	15,145
Other	95,532	59,179	—
Total modified loans	$2,338,958	$2,033,028	$15,145
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	June 30, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment	$5,061,608	$4,601,502
Impairment	(1,509,540)	(1,363,023)
Outstanding recorded investment, net of impairment	$3,552,068	$3,238,479
A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	June 30, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal 31-60 days past due	$995,368	$942,021
Delinquent principal over 60 days	501,731	510,015
Total delinquent TDRs	$1,497,099	$1,452,036
As of June 30, 2016 and December 31, 2015, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance — beginning of period	$4,733,353	$4,404,165	$4,601,502	$4,044,070
New TDRs	846,277	933,655	1,545,563	1,775,036
Charge-offs	(313,591)	(280,019)	(671,312)	(574,920)
Repurchases (sales)	2,586	(8,140)	5,672	(7,991)
Paydowns	(201,499)	(182,856)	(414,299)	(369,391)
Transfers to held-for-sale	(5,518)	(427,613)	(5,518)	(427,613)
Balance — end of period	$5,061,608	$4,439,192	$5,061,608	$4,439,191
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. Due to this key distinction in allowance calculations, the coverage ratio is higher for TDRs in comparison to non-TDRs. The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,032,012	$4,579,931
TDR - Impairment	1,509,540	1,363,023
TDR allowance ratio	30.0%	29.8%

Non-TDR - Unpaid principal balance	$22,192,913	$22,284,015
Non-TDR - Allowance	1,913,196	1,834,391
Non-TDR allowance ratio	8.6%	8.2%

Total - Unpaid principal balance	$27,224,925	$26,863,946
Total - Allowance	3,422,736	3,197,414
Total allowance ratio	12.6%	11.9%

The allowance ratio for non-TDR retail installment contracts increased from 8.2% at December 31, 2015 to 8.6% at June 30, 2016. This increase was primarily driven by the change in the product mix where a higher percentage of lower credit quality loans were covered by the allowance. Additionally, the portfolio at June 30, 2016 had a higher proportion of loans to borrowers with limited credit experience, driving a qualitative adjustment increasing the allowance as of that date. For the same reasons, our total allowance ratio on retail installment contracts increased from 11.9% at December 31, 2015 to 12.6% at June 30, 2016.

Liquidity Management, Funding and Capital Resources
We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with 15 third-party banks, SHUSA and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $4.8 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
During the six months ended June 30, 2016, we completed on-balance sheet funding transactions totaling approximately $7.9 billion, including:

•	two securitizations on our SDART platform for $2.1 billion;

•	issuances of retained bonds on our SDART platform for $127 million;

•	two securitizations on our DRIVE, deeper subprime platform, for $1.9 billion;

•	a securitization on our CCART platform for $945 million;

•	two private amortizing lease facilities for $900 million;

•	two top-ups of private amortizing lease facilities for $578 million; and

•	three private amortizing facilities for $1.4 billion.
We also completed $2.4 billion in asset sales, which consists of $1.5 billion of recurring monthly sales with our third party flow partners, and the sale of LendingClub assets of $869 million to an unrelated third party.
As of June 30, 2016 and December 31, 2015, our debt consisted of the following:

	June 30, 2016	December 31, 2015
Third party revolving credit facilities	$7,005,116	$6,902,779
Related party revolving credit facilities	2,350,000	2,600,000
Total revolving credit facilities	9,355,116	9,502,779

Public securitizations	14,189,609	12,659,996
Privately issued amortizing notes	8,303,636	8,212,904
Total secured structured financings	22,493,245	20,872,900
Total debt	$31,848,361	$30,375,679
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

Certain of our credit facilities have covenants requiring timely filing of periodic reports with the SEC. We have obtained waivers of all such covenants such that our non-timely filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2016 did not cause an event of default on any of our facilities.
We have two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of June 30, 2016 and December 31, 2015, there was an outstanding balance of $3.6 billion and $2.9 billion, respectively. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facility
We also obtain financing through two investment management agreements whereby we pledge retained subordinate bonds on our own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of June 30, 2016, there was an outstanding balance of $1.0 billion under these repurchase facilities.
Lines of Credit with Santander and Related Subsidiaries
Santander historically has provided, and continues to provide, our business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides us with $3 billion of long-term committed revolving credit facilities. SHUSA provides us with an additional $1.8 billion of committed revolving credit, $300 million of which is collateralized by residuals retained on our own securitizations and $1.5 billion of which is unsecured. As part of our strategy to reduce our reliance on borrowings under funding commitments from Santander and SHUSA, we have reduced our outstanding balances under these facilities during 2016. As of June 30, 2016 and December 31, 2015 the Company had borrowed $2.4 billion and $2.6 billion, respectively, under the lines of credit with Santander and SHUSA.
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
Until March 4, 2016, when the facilities offered through the New York branch were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of $2.5 billion and $3.8 billion under these facilities during the six months ended June 30, 2016 and 2015, respectively. The maximum outstanding balance during each period was $3.0 billion and $4.4 billion, respectively.
Until March 4, 2016, when the SHUSA commitments were increased to $1.8 billion, the commitment from SHUSA consisted of one $300 million facility. There was an average outstanding balance of $300 million under this facility during the six months ended June 30, 2016 and 2015, respectively; the maximum outstanding balance during each of those periods was $300 million. There was an average outstanding balance of $13.2 million and $10.2 million under the new $1.5 billion backup facility during the three and six months ended June 30, 2016, respectively. The maximum outstanding balance on the backup facility was $200 million during the three and six months ended June 30, 2016.
We also have derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $9.7 billion and $13.7 billion at June 30, 2016 and December 31, 2015, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $23 million and $21 million at June 30, 2016 and December 31, 2015, respectively. Interest expense on these agreements includes amounts totaling $14 million and $32 million, for the six months ended June 30, 2016 and 2015, respectively.
Beginning in 2015, the Company began incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each month's ending balance. The guarantee fee will be applicable only for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by an executed counter-guaranty agreement. The Company recognized guarantee fee expense of $3 million and zero for the six months ended June 30, 2016 and 2015, respectively.
Secured Structured Financings
Our secured structured financings primarily consist of public, SEC-registered securitizations. We also execute private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes.
We obtain long-term funding for our receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, we may choose to issue floating rate securities based on market conditions; in such cases, we generally execute hedging arrangements outside of the Trust to lock in our cost of funds. Because of prevailing market rates, we did not issue ABS transactions in 2008 and 2009, but we began issuing ABS again in 2010. We were the largest issuer of retail auto ABS every year from 2011 through 2015, and have issued a total of over $51 billion in retail auto ABS since 2010.
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
ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016. Highly liquid, frequent issuers with public shelf registrations, such as the Company, have remained active in the market while smaller, newer market entrants have experienced significant spread widening. We have completed five securitizations year-to-date in 2016. We currently have 40 securitizations outstanding in the market with a cumulative ABS balance of approximately $16.4 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
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
Off-Balance Sheet Financing
We periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Historically, as all of the notes and residual interests in these securitizations were issued to third parties, we recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from our condensed consolidated balance sheets. In April 2016, we executed a Chrysler Capital securitization for which we have not sold the residual and as a result have retained the associated assets and bonds on our condensed consolidated balance sheet.
In 2015, we sold our residual interests in certain aged securitization Trusts, resulting in the deconsolidation of the assets and liabilities of the Trusts. As these Trusts season to the point of reaching the threshold for the optional clean-up call, we have been exercising the call options, paying off the remaining debt, and returning the remaining assets to our books.
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

	Six Months Ended June 30,
	2016	2015
	(Dollar amounts in thousands)
Net cash provided by operating activities	$1,316,026	$1,839,321
Net cash used in investing activities	(2,718,213)	(4,720,351)
Net cash provided by financing activities	1,461,343	2,876,759
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $523 million from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily driven by the $203 million lower cash outflows for originations held for sale and classification of $310 million in outflows on revolving personal loan activity as operating activities in the current year as compared to zero in the prior year, as a result of the change in classification of the personal loan portfolio to held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $2.0 billion from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily due to the decrease of $2.1 billion in originations held for investment in 2016 compared to 2015.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $1.4 billion from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily due to lower net proceeds from borrowings in line with the decrease in originations.
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
Risk Management Framework

Our risk management framework is overseen by our board of directors, our risk committee (RC), our management committees, our executive management team, an independent risk management function, an internal audit function and all of our associates. The RC, along with our full board of directors, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on our risk profile. Our primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding our risk management framework, please refer to the Risk Management Framework section of our 2015 Annual Report on Form 10-K/A.

Credit Risk

The risk inherent in our loan and lease portfolios is driven by credit quality and is affected by borrower-specific and economy-wide factors such as changes in employment. We manage this risk through our underwriting and credit approval guidelines and servicing policies and practices, as well as geographic and manufacturer concentration limits.
Our automated originations process reflects a disciplined approach to credit risk management. Our robust historical data on both organically originated and acquired loans provides us with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary loss forecasting score (LFS) using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to our automated process, we maintain a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We generally tighten our underwriting requirements in times of greater economic uncertainty (including during the recent financial crisis) to compete in the market at loss and approval rates acceptable for meeting our required returns. We also have adjusted our underwriting standards to meet the requirements of our contracts such as the Chrysler Agreement. In both cases, we have accomplished this by adjusting our risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.
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
Our Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. We generate finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that our asset and liability re-pricing characteristics are not effectively matched, we may utilize interest rate derivatives, such as interest rate swap agreements, to manage to our desired outcome. As of June 30, 2016, the notional value of our interest rate hedges was $10.7 billion.
We monitor our interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, we measure the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates. As of June 30, 2016, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease our net interest income by $47 million. In addition to the sensitivity analysis on net interest income, we also measure Market Value of Equity (MVE) to view our interest rate risk position. MVE measures the change in value of

Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of June 30, 2016, the impact of a 100 basis point parallel increase in the interest rate curve would decrease our MVE by $83 million.
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
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to fund originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of June 30, 2016, we had fifteen);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of June 30, 2016, Santander and affiliates provided 7% of our funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of June 30, 2016, the highest single lender's commitment was 20%);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of June 30, 2016, 9% and 18%, respectively, of our debt is scheduled to mature in these timeframes); and

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of June 30, 2016, we had twelve-month rolling unused capacity of $6.1 billion).

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
Critical Accounting Estimates
Accounting policies are integral to understanding our Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. There have been no material changes in our critical accounting estimates from those disclosed in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2015.
Recent Accounting Pronouncements
Information concerning the Company's implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 1 to the Consolidated Financial Statements under "Recently Issued Accounting Pronouncements."
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. We previously identified and reported material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 2 - Finance Receivables, Note 4 - Credit Loss Allowance and Credit Quality and Note 16 - Investment Gains (Losses), Net.

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

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 2 - Finance Receivables, Note 4 - Credit Loss Allowance and Credit Quality and Note 16 - Investment Gains (Losses), Net.

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

This material weakness relates to the following financial statement line items: compensation expense, other liabilities, deferred tax liabilities, net, and additional paid in capital and the related disclosures within Note 15 - Shareholders' Equity.

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

The following remediation steps are among the measures currently being implemented by the Company:

•
The Company has begun efforts to hire additional personnel with the requisite skillsets in certain areas important to financial reporting. Two key accounting positions, Director of SEC Reporting and a Vice President of Accounting Policy, were filled by the Company during the period covered by this report . A number of positions also were added and filled in the credit loss allowance area.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter ended June 30, 2016 covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The amended class action complaint in the Deka Lawsuit alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, the Company and the individual defendants moved to dismiss the amended class action complaint, and on June 13, 2016, the motion to dismiss was denied.
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
On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the Parmelee Lawsuit). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the Benson Lawsuit). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. The complaints in the Parmelee Lawsuit and Benson Lawsuit allege that the Company made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seek damages and other relief. On May 25, 2016, the Benson Lawsuit was consolidated into the Parmelee Lawsuit, with the consolidated case captioned as Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783.
On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of the Company’s Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief.
Further, the Company is party to, or is periodically otherwise involved in, reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007, and from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2013. The Company also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. The Company is complying with the requests for information and document preservation and continues to discuss these matters with the relevant government authorities.
On November 4, 2015, the Company entered into an Assurance of Discontinuance (AOD) with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG alleged that the Company violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of GAP charges in the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150 to the Massachusetts AG to reimburse its costs of implementing the AOD.

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

Our 2015 Annual Report on Form 10-K/A includes a detailed discussion of our risk factors in Part I, Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K/A.

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

On February 29, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing our Annual Report on Form 10-K (the "Original Filing") from 60 days after the fiscal year-end (February 29, 2016) to 75 days after the fiscal-year end (March 15, 2016). We did not file this Form 10-K by the extended filing deadline. Further, on August 9, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing this Quarterly Report on Form 10-Q from 40 days after the fiscal quarter-end (August 9, 2016) to 45 days after the fiscal quarter-end (August 15, 2016). We did not file this Form 10-Q by the extended filing deadline.

Among other consequences, our failure to file our Form 10-K and Form 10-Q by the extended filing deadlines results in the suspension of our eligibility to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of twelve months, which may increase the time and resources we need to expend if we choose to access the public capital markets.

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

In the course of preparing the consolidated financial statements as of and for the year ended December 31, 2015 and for the six months ended June 30, 2016, we have identified certain material weaknesses in internal control over financial reporting. These material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q. Certain of these material weaknesses involve the design of controls and failure of controls to operate effectively, resulting in misstatements in our publicly filed financial statements.The errors relate to periods within fiscal years 2016, 2015, 2014, 2013 and prior. We have evaluated the impact of all errors on previously filed financial statements and concluded all such previous filed financials were materially misstated. Accordingly, we have restated the previous filed financial statements to reflect the error corrections.

If we are unable to effectively remediate and adequately manage our internal controls over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or further investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and other users to lose confidence in our financial data and could adversely affect our business and the trading price of our common stock. Significant deficiencies or material weaknesses in our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

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

The Company does not have any activities, transactions, or dealings with Iran or Syria that require disclosure. The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this report:

•
Santander UK holds two frozen savings accounts and two frozen current accounts for three customers resident in the UK who are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first half of 2016. Revenue generated by Santander UK on these accounts in the first half of 2016 was £7.31 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Santander.

•
An Iranian national, resident in the UK, who is currently designated by the US under the Iranian Financial Sanctions Regulations and the Non-Proliferation of Weapons of Mass Destruction (NPWMD) designation, held a mortgage with Santander UK that was issued prior to such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continued to receive repayment installments prior to redemption. In the first half of 2016, total revenue generated by Santander UK in connection with the mortgage was £435 while net profits were negligible relative to the overall profits of Santander. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and checks issued to the customer on May 13, 2016. Total revenue in the first half of 2016 generated by Santander UK in connection with the investment accounts was £8 while net profits in the first half of 2016 were negligible relative to the overall profits of Santander.

•
A UK national, designated by the US under the SDGT sanctions program, holds a Santander UK current account. The account remained in arrears through the first half of 2016 (£1,344 in debit) and is currently being managed by the Santander UK Collections & Recoveries department.

•
During the first half of 2016, Santander UK has identified an OFAC match on a power of attorney account. The power of attorney listed on the account is currently designated by the US under the SDGT & Iranian Financial Sanctions Regulations sanctions program. During the first half of 2016, revenue generated by Santander UK was £129 while net profits in the first half of 2016 were negligible relative to the overall profits of Santander.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, the Group would need prior approval from the Spanish Government to pay any amounts due to Bank Sepah or Bank Mellat pursuant to Council Regulation (EU) No. 2015/1861.

In the aggregate, all of the transactions described above resulted in £579 gross revenues in the first half of 2016 while net profits in that period were negligible relative to the overall profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Form of Confidentiality and Restrictive Covenant Agreement
10.2
Letter Agreement, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and Kalyan Seshan, dated June 22, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 23, 2016, File No. 001-36270)

10.3
Santander Consumer USA Holdings Inc. Omnibus Incentive Plan, as amended and restated effective as of June 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2016, File No. 001-36270)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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