Form 10-Q
period 2016-09-30
Santander Consumer USA Holdings Inc.
filed 2016-11-09
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Stock ($0.01 par value)	358,338,399 shares

Unless otherwise specified or the context otherwise requires, the use herein of the terms “ we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2015, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause our actual results to differ materially from those suggested by the forward-looking statements are:

•
we operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business, cash flows, liquidity, financial condition and/or results of operations;

•	our ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;

•	adverse economic conditions in the United States and worldwide may negatively impact our cash flows, liquidity, financial condition and/or results of operations;

•	our business could suffer if our access to funding is reduced;

•	we face significant risks implementing our growth strategy, some of which are outside our control;

•	we may incur unexpected costs and delays in connection with exiting our personal lending business;

•	our agreement with FCA may not result in anticipated levels of growth and is subject to performance conditions that could result in termination of the agreement;

•	our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;

•	our business, financial condition, liquidity, and results of operations depend on the credit performance of our loans;

•	loss of our key management or other personnel, or an inability to attract such management and personnel, could negatively impact our business;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, we caution the reader not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Facility	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents - $26,320 and zero held at affiliates, respectively	$75,873	$18,893
Finance receivables held for sale, net	2,572,429	2,859,575
Finance receivables held for investment, net	23,686,391	23,367,788
Restricted cash - $14,048 and $39,436 held at affiliates, respectively	2,696,500	2,236,329
Accrued interest receivable	369,543	395,387
Leased vehicles, net	8,467,129	6,497,310
Furniture and equipment, net of accumulated depreciation of $43,932 and $50,409, respectively	62,378	58,007
Federal, state and other income taxes receivable	101,284	267,636
Related party taxes receivable	85	71
Goodwill	74,056	74,056
Intangible assets, net of amortization of $34,580 and $28,422, respectively	33,028	33,016
Due from affiliates	46,333	58,599
Other assets	586,607	582,291
Total assets	$38,771,636	$36,448,958
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$8,299,229	$6,902,779
Notes payable — secured structured financings	21,150,666	20,872,900
Notes payable — related party	2,350,000	2,600,000
Accrued interest payable	28,796	22,544
Accounts payable and accrued expenses	354,864	413,269
Federal, state and other income taxes payable	14,038	2,462
Deferred tax liabilities, net	1,227,179	881,225
Due to affiliates	54,848	58,148
Other liabilities	174,359	263,082
Total liabilities	33,653,979	32,016,409
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
358,424,633 and 358,014,870 shares issued and 358,355,628 and 357,945,865 shares outstanding, respectively	3,584	3,579
Additional paid-in capital	1,652,786	1,644,151
Accumulated other comprehensive income (loss), net	(26,598)	2,125
Retained earnings	3,487,885	2,782,694
Total stockholders’ equity	5,117,657	4,432,549
Total liabilities and equity	$38,771,636	$36,448,958

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	September 30, 2016	December 31, 2015
Assets
Restricted cash	$1,992,731	$1,842,877
Finance receivables held for sale, net	1,623,456	1,539,686
Finance receivables held for investment, net	22,258,129	22,658,626
Leased vehicles, net	8,467,129	6,497,310
Various other assets	589,006	630,017
Total assets	$34,930,451	$33,168,516
Liabilities
Notes payable	$30,892,750	$30,611,019
Various other liabilities	92,128	85,844
Total liabilities	$30,984,878	$30,696,863

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest on finance receivables and loans	$1,246,386	$1,285,085	$3,804,322	$3,761,757
Leased vehicle income	388,501	267,211	1,086,651	742,684
Other finance and interest income	3,638	9,334	11,440	23,413
Total finance and other interest income	1,638,525	1,561,630	4,902,413	4,527,854
Interest expense — Including $28,131, $49,795, $88,814, and $136,261 to affiliates, respectively	207,175	171,420	590,504	470,898
Leased vehicle expense	252,730	174,545	717,230	518,165
Net finance and other interest income	1,178,620	1,215,665	3,594,679	3,538,791
Provision for credit losses	610,398	723,922	1,782,489	1,935,148
Net finance and other interest income after provision for credit losses	568,222	491,743	1,812,190	1,603,643
Profit sharing	6,400	11,818	35,640	46,835
Net finance and other interest income after provision for credit losses and profit sharing	561,822	479,925	1,776,550	1,556,808
Investment gains (losses), net — Including $346, ($5,654), $346, and ($5,654) from affiliates, respectively	(106,050)	22,684	(276,415)	133,998
Servicing fee income — Including $4,049, $4,650, $13,180, and $13,665 from affiliates, respectively	36,447	35,910	123,929	88,756
Fees, commissions, and other — Including $225, $225, $675, and $9,106 from affiliates, respectively	96,285	95,742	294,028	296,476
Total other income	26,682	154,336	141,542	519,230
Compensation expense	128,056	114,070	371,242	325,583
Repossession expense	75,920	60,770	217,816	175,066
Other operating costs — Including ($871), $2,199, $3,615, and $7,877 to affiliates, respectively	80,508	86,447	258,509	263,978
Total operating expenses	284,484	261,287	847,567	764,627
Income before income taxes	304,020	372,974	1,070,525	1,311,411
Income tax expense	90,473	136,539	365,334	467,816
Net income	$213,547	$236,435	$705,191	$843,595

Net income	$213,547	$236,435	$705,191	$843,595
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of ($14,397), $11,066, $17,081, and $16,626	24,168	(18,513)	(28,723)	(27,792)
Comprehensive income	$237,715	$217,922	$676,468	$815,803
Net income per common share (basic)	$0.60	$0.66	$1.97	$2.38
Net income per common share (diluted)	$0.59	$0.66	$1.96	$2.38
Weighted average common shares (basic)	358,343,781	357,846,564	358,179,618	354,150,973
Weighted average common shares (diluted)	360,087,749	359,108,197	359,635,034	354,735,772

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance — January 1, 2015	348,978	$3,490	$1,560,519	$3,553	$1,958,654	$3,526,216
Stock issued in connection with employee incentive compensation plans	8,924	89	99,966	—	—	100,055
Stock-based compensation expense	—	—	11,047	—	—	11,047
Tax sharing with affiliate	—	—	(1,137)	—	—	(1,137)
Net income	—	—	—	—	843,595	843,595
Other comprehensive income (loss), net of taxes	—	—	—	(27,792)	—	(27,792)
Balance — September 30, 2015	357,902	$3,579	$1,670,395	$(24,239)	$2,802,249	$4,451,984

Balance — January 1, 2016	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$4,432,549
Stock issued in connection with employee incentive compensation plans	410	5	2,014	—	—	2,019
Stock-based compensation expense	—	—	7,013	—	—	7,013
Tax sharing with affiliate	—	—	(392)	—	—	(392)
Net income	—	—	—	—	705,191	705,191
Other comprehensive income (loss), net of taxes	—	—	—	(28,723)	—	(28,723)
Balance — September 30, 2016	358,356	$3,584	$1,652,786	$(26,598)	$3,487,885	$5,117,657

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$705,191	$843,595
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	4,653	9,519
Provision for credit losses	1,782,489	1,935,148
Depreciation and amortization	788,084	589,172
Accretion of discount	(281,295)	(250,057)
Originations and purchases of receivables held for sale	(3,018,287)	(3,810,662)
Proceeds from sales of and collections on receivables held for sale	2,460,399	3,019,253
Change in revolving personal loans	(471,061)	—
Investment losses (gains), net	276,415	(133,998)
Stock-based compensation	7,013	11,047
Deferred tax expense	363,036	250,021
Changes in assets and liabilities:
Accrued interest receivable	13,591	(59,538)
Accounts receivable	7,161	(8,832)
Federal income tax and other taxes	176,978	260,512
Other assets	(31,572)	(21,182)
Accrued interest payable	6,657	1,515
Other liabilities	(106,879)	41,930
Due to/from affiliates	(6,440)	6,793
Net cash provided by operating activities	2,676,133	2,684,236
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(9,769,563)	(13,695,695)
Purchases of portfolios of finance receivables held for investment	(427,384)	—
Collections on finance receivables held for investment	7,875,592	7,764,374
Proceeds from sale of loans held for investment	823,877	1,950,276
Leased vehicles purchased	(4,624,096)	(4,138,748)
Manufacturer incentives received	1,081,399	799,252
Proceeds from sale of leased vehicles	1,135,723	1,724,836
Change in revolving personal loans	362,671	(197,448)
Purchases of furniture and equipment	(19,971)	(15,584)
Sales of furniture and equipment	1,985	310
Change in restricted cash	(460,749)	(467,165)
Other investing activities	(6,165)	(9,434)
Net cash used in investing activities	(4,026,681)	(6,285,026)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	9,637,933	11,816,224
Payments on notes payable related to secured structured financings	(9,130,280)	(8,343,736)
Proceeds from unsecured notes payable	6,718,900	5,470,000
Payments on unsecured notes payable	(6,968,900)	(5,635,000)
Proceeds from notes payable	15,885,951	20,648,451
Payments on notes payable	(14,738,924)	(20,396,595)
Proceeds from stock option exercises, gross	2,848	87,714
Excess tax benefit on stock option exercises	—	26,390
Repurchase of stock - employee tax withholding	—	(1,263)
Net cash provided by financing activities	1,407,528	3,672,185
Net increase in cash and cash equivalents	56,980	71,395
Cash — Beginning of period	18,893	33,157
Cash — End of period	$75,873	$104,552

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
Santander Consumer USA Holdings Inc., a Delaware Corporation (together with its subsidiaries, SC or the Company), is the holding company for Santander Consumer USA Inc., an Illinois corporation, and its subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination and securitization of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
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
As of September 30, 2016, the Company was owned approximately 58.9% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.3% by public shareholders, approximately 9.8% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained (the Call Transaction). Pursuant to the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the Call End Date), DDFS LLC is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (Note 11).
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.
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
Accounting Policies
There have been no material changes in the Company's accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report on Form 10-K/A for the year ended December 31, 2015 except as follows:
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 that revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators ("the entity’s consideration is in the form of a commission" and "the entity is not exposed to credit risk") in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). Also, in May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance in a few narrow areas and adds some practical expedient to the guidance. The amendments are expected to reduce the degree of judgment necessary to comply with the revenue recognition topic.The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and the related updates on its financial position, results of operations and disclosures.
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
In October 2016, the FASB issued ASU 2016-17, Consolidation: Interest Held Through Related Parties That Are Under Common Control, which will change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

2.	Finance Receivables
Held For Investment

Finance receivables held for investment, net is comprised of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Retail installment contracts acquired individually	$23,404,055	$23,004,065
Purchased receivables	174,702	239,551
Receivables from dealers	69,718	76,025
Personal loans	11,537	941
Capital lease receivables (Note 3)	26,379	47,206
	$23,686,391	$23,367,788
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Unpaid principal balance	$27,370,995	$70,366	$11,682
Credit loss allowance (Note 4)	(3,401,285)	(648)	—
Discount	(622,833)	—	(2,577)
Capitalized origination costs and fees	57,178	—	2,432
Net carrying balance	$23,404,055	$69,718	$11,537

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance (Note 4)	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $911,062 and $1,087,024 of the unpaid principal balance represented fleet contracts with commercial borrowers as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (13%), California (10%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Outstanding balance	$254,554	$362,212
Outstanding recorded investment, net of impairment	$174,702	$239,551

Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance — beginning of period	$137,747	$284,460	$178,582	$268,927
Accretion of accretable yield	(17,830)	(16,770)	(58,774)	(66,450)
Reclassifications from (to) nonaccretable difference	(8,627)	(43,297)	(8,518)	21,916
Balance — end of period	$111,290	$224,393	$111,290	$224,393
During the three and nine months ended September 30, 2016 and 2015, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three and nine months ended September 30, 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $135,772 and $327,443 respectively, held by non-consolidated securitization Trusts, under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at September 30, 2016 and December 31, 2015, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018. The Company had accrued interest on this term loan of $153 and $156 at September 30, 2016 and December 31, 2015, respectively.
The remaining receivables from dealers held for investment are all Chrysler Agreement-related. As of September 30, 2016, borrowers on these dealer receivables are located in Virginia (51%), New York (24%), Mississippi (15%), Missouri (9%) and other states each individually representing less than 5% of the Company’s total.
As of September 30, 2015, the Company determined that it no longer had the intent to hold its personal loans for investment and that classification of all of its personal loans as held for sale was appropriate as of that date. In connection with the reclassification to held for sale, the Company transferred the personal loan portfolio at the lower of cost or market, with the lower of cost or market adjustment being charged off against the credit loss allowance. Loan originations and purchases under the Company’s personal lending platform subsequent to September 30, 2015, also are classified as held for sale. Following the reclassification of personal loans to held for sale, further adjustments to the recorded investment in personal loans held for sale, whether due to customer default or changes in market value, are recorded in investment gains (losses), net, in the condensed consolidated statements of income and comprehensive income (Note 16). On February 1, 2016, the Company sold personal installment loans with an unpaid principal balance of $869,349 to a third party for an immaterial gain to unpaid principal balance.
At December 31, 2015, the Company determined that its intent to sell certain non-performing personal installment loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $662 and $941 at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016, the Company determined that its intent to sell certain personal revolving loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment of $1,986 through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $10,875 at September 30, 2016.
Held For Sale
The carrying value of the Company's finance receivables held for sale was comprised of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Retail installment contracts acquired individually	$1,652,106	$905,161
Personal loans	920,323	1,954,414
	$2,572,429	$2,859,575
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Sales of retail installment contracts to third parties	$793,804	$3,057,654	$2,312,983	$5,993,407
Proceeds from sales of charged-off assets	12,521	13,730	47,594	117,693

The Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and serviced as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Serviced balance of retail installment contracts and leases sold to third parties	$10,088,086	$12,155,844

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Leased vehicles	$11,696,109	$8,836,710
Less: accumulated depreciation	(2,143,670)	(1,510,414)
Depreciated net capitalized cost	9,552,439	7,326,296
Manufacturer subvention payments, net of accretion	(1,105,366)	(845,142)
Origination fees and other costs	20,056	16,156
Net book value	$8,467,129	$6,497,310
During the three and nine months ended September 30, 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of zero and $1,316,958, respectively, and a net book value of zero and $1,155,171, respectively, to a third party. The bulk sale agreements included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 10). The Company retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, the sales generated large taxable gains that the Company deferred through a qualified like-kind exchange program. An immaterial amount of taxable gain that did not qualify for deferral was recognized upon expiration of the reinvestment period. No such bulk sales occurred during the three and nine months ended September 30, 2016.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2016:

Remainder of 2016	$395,131
2017	1,338,060
2018	772,340
2019	163,867
2020	2,860
Thereafter	—
Total	$2,672,258
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Gross investment in capital leases	$47,012	$91,393
Origination fees and other	176	155
Less: unearned income	(9,765)	(24,464)
Net investment in capital leases before allowance	37,423	67,084
Less: allowance for lease losses	(11,044)	(19,878)
Net investment in capital leases	$26,379	$47,206

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of September 30, 2016:

Remainder of 2016	$4,261
2017	16,967
2018	16,194
2019	6,957
2020	1,915
Thereafter	718
Total	$47,012

4.	Credit Loss Allowance and Credit Quality
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings, and individually evaluates loans for specific impairment as necessary. As of September 30, 2016, the credit loss allowance for receivables from dealers is comprised of a general allowance of $648.

The activity in the credit loss allowance for individually acquired, dealer, and personal loans for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Balance — beginning of period	$3,422,736	$837	$2,927,624	$968	$384,735
Provision for credit losses	609,396	(189)	619,895	(42)	105,813
Charge-offs	(1,246,760)	—	(1,062,598)	—	(499,010)
Recoveries	615,913	—	497,778	—	8,462
Balance — end of period	$3,401,285	$648	$2,982,699	$926	$—

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Balance — beginning of period	$3,197,414	$916	$2,586,685	$674	$348,660
Provision for credit losses	1,787,277	(133)	1,607,376	252	324,634
Charge-offs	(3,429,905)	(135)	(2,753,753)	—	(695,918)
Recoveries	1,846,499	—	1,569,508	—	22,624
Transfers to held-for-sale	—	—	(27,117)	—	—
Balance — end of period	$3,401,285	$648	$2,982,699	$926	$—
The impairment activity related to purchased receivables portfolios for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance — beginning of period	$168,518	$176,754	$172,308	$186,126
Incremental provisions for purchased receivable portfolios	—	175	—	475
Incremental reversal of provisions for purchased receivable portfolios	804	(2,675)	(2,986)	(12,347)
Balance — end of period	$169,322	$174,254	$169,322	$174,254
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance — beginning of period	$12,752	$15,570	$19,878	$9,589
Provision for lease losses	387	756	(1,669)	14,758
Charge-offs	(5,712)	(11,304)	(28,267)	(30,694)
Recoveries	3,617	8,277	21,102	19,646
Balance — end of period	$11,044	$13,299	$11,044	$13,299

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
A summary of delinquencies on our retail installment contracts held for investment portfolio as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,536,940	$14,879	$2,551,819
Delinquent principal over 60 days	1,260,255	7,695	1,267,950
Total delinquent principal	$3,797,195	$22,574	$3,819,769

	December 31, 2015
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,454,986	$30,442	$2,485,428
Delinquent principal over 60 days	1,191,567	17,297	1,208,864
Total delinquent principal	$3,646,553	$47,739	$3,694,292

The balances in the above tables reflect total unpaid principal balance rather than net recorded investment before allowance.

As of September 30, 2016 and December 31, 2015, there were no receivables from dealers that were 31 days or more delinquent.
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of September 30, 2016 and December 31, 2015 was as follows:

FICO® Band	September 30, 2016	December 31, 2015
Commercial (a)	3.3%	4.0%
No-FICOs	12.4%	12.2%
<540	22.2%	23.4%
540-599	31.1%	30.9%
600-639	17.2%	17.3%
>640	13.8%	12.2%

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
Loss — Credit is considered uncollectible and of such little value that it does not warrant consideration as an active asset. There may be some reco    very or salvage value, but there is doubt as to whether, how much or when the recovery would occur.

The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Pass	$44,905	$39,270
Special Mention	15,655	5,466
Substandard	990	—
Doubtful	—	—
Loss	139	—
Total (a)	$61,689	$44,736

(a)
Fleet loans of $849,373 and $1,042,288 as of September 30, 2016 and December 31, 2015, respectively, were excluded from the commercial analysis as these loans did not meet the internal threshold for review.

Commercial loan credit quality indicators for receivables from dealers held for investment as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Pass	$68,305	$68,873
Special Mention	—	8,068
Substandard	2,061	—
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$70,366	$76,941

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. As of September 30, 2016 and December 31, 2015, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	Retail Installment Contracts
Outstanding recorded investment	$5,364,656	$4,601,502
Impairment	(1,588,028)	(1,363,023)
Outstanding recorded investment, net of impairment	$3,776,628	$3,238,479

A summary of the Company’s delinquent TDRs at September 30, 2016 and December 31, 2015, is as follows:

	September 30, 2016	December 31, 2015
	Retail Installment Contracts
Principal, 31-60 days past due	$1,089,212	$942,021
Delinquent principal over 60 days	593,713	510,015
Total delinquent TDR principal	$1,682,925	$1,452,036

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

	Three Months Ended
	September 30, 2016	September 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$5,213,132	$4,380,037	$16,991
Interest income recognized	$207,115	$211,354	$1,002

	Nine Months Ended
	September 30, 2016	September 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$4,940,280	$4,302,078	$17,150
Interest income recognized	$576,682	$542,679	$2,220

The following table summarizes the financial effects of TDRs that occurred during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$929,871	$845,057	$5,270
Outstanding recorded investment after TDR	$932,472	$852,415	$5,241
Number of contracts (not in thousands)	52,780	48,883	4,416

	Nine Months Ended
	September 30, 2016	September 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$2,463,409	$2,606,384	$15,048
Outstanding recorded investment after TDR	$2,478,035	$2,627,451	$14,961
Number of contracts (not in thousands)	139,524	151,625	12,555

A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or the month in which the loan becomes greater than 120 days past due and for revolving personal loans is generally the month in which the receivable becomes greater than 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2016 and 2015 are summarized in the following table:

	Three Months Ended
	September 30, 2016	September 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$206,247	$213,945	$2,145
Number of contracts (not in thousands)	11,745	12,360	1,905

	Nine Months Ended
	September 30, 2016	September 30, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$565,724	$567,213	$5,346
Number of contracts (not in thousands)	32,256	33,097	4,919

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	January 2018	$293,084	$500,000	2.13%	$414,103	$—
Warehouse line (a)	Various	800,385	1,250,000	1.84%	1,087,050	36,383
Warehouse line (b)	July 2017	963,120	1,260,000	1.96%	1,097,091	47,186
Warehouse line (c)	July 2017	2,695,143	2,940,000	1.96%	4,097,792	70,008
Warehouse line (d)	December 2017	1,044,377	1,800,000	1.84%	1,448,568	27,601
Repurchase facility (e)	December 2016	762,440	762,440	2.65%	—	32,344
Repurchase facility (e)	April 2017	235,509	235,509	1.84%	—	—
Warehouse line	March 2018	669,399	1,000,000	1.42%	939,409	28,150
Warehouse line (f)	November 2016	175,000	175,000	2.08%	—	—
Warehouse line (f)	November 2016	250,000	250,000	2.08%	—	2,503
Warehouse line	June 2017	219,372	250,000	2.83%	417,953	38,791
Warehouse line	January 2018	191,400	400,000	2.06%	265,416	5,505
Total facilities with third parties		8,299,229	10,822,949		9,767,382	288,471
Lines of credit with Santander and related subsidiaries (g):
Line of credit	December 2016	500,000	500,000	2.83%	—	—
Line of credit	December 2018	—	500,000	3.48%	—	—
Line of credit	December 2016	1,000,000	1,000,000	2.83%	—	—
Line of credit	December 2018	550,000	1,000,000	2.89%	—	—
Line of credit	March 2017	300,000	300,000	2.07%	—	—
Line of credit (h)	March 2019	—	1,500,000	3.53%	—	—
Total facilities with Santander and related subsidiaries		2,350,000	4,800,000		—	—
Total revolving credit facilities		$10,649,229	$15,622,949		$9,767,382	$288,471

(a)	Half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.

(b)	This line is held exclusively for financing of Chrysler Capital loans.

(c)	This line is held exclusively for financing of Chrysler Capital leases.

(d)	On November 4, 2016, the maturity date of this facility was extended to October 2018.

(e)	These repurchase facilities are collateralized by securitization notes payable retained by the Company. These facilities have rolling maturities of up to one year.

(f)	These lines are collateralized by residuals retained by the Company.

(g)
These lines generally are also collateralized by securitization notes payable and residuals retained by the Company. As of September 30, 2016 and December 31, 2015, $1,800,000 and $1,420,584 of the aggregate outstanding balances on these facilities were unsecured.

(h)	On November 1, 2016, this facility was amended to increase the committed amount to $3,000,000.

	December 31, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line	June 2016	$378,301	$500,000	1.48%	$535,737	$—
Warehouse line	Various	808,135	1,250,000	1.29%	1,137,257	24,942
Warehouse line	July 2017	682,720	1,260,000	1.35%	809,185	20,852
Warehouse line	July 2017	2,247,443	2,940,000	1.41%	3,412,321	48,589
Warehouse line	December 2017	944,877	2,000,000	1.56%	1,345,051	32,038
Repurchase facility	December 2016	850,904	850,904	2.07%	—	34,166
Warehouse line	September 2017	565,399	1,000,000	1.20%	824,327	15,759
Warehouse line	November 2016	175,000	175,000	1.90%	—	—
Warehouse line	November 2016	250,000	250,000	1.90%	—	2,501
Total facilities with third parties		6,902,779	10,225,904		8,063,878	178,847
Lines of credit with Santander and related subsidiaries:
Line of credit	December 2016	500,000	500,000	2.65%	—	—
Line of credit	December 2018	—	500,000	3.48%	—	—
Line of credit	December 2016	1,000,000	1,750,000	2.61%	—	—
Line of credit	December 2018	800,000	1,750,000	2.84%	—	—
Line of credit	March 2017	300,000	300,000	1.88%	—	—
Total facilities with Santander and related subsidiaries		2,600,000	4,800,000		—	—
Total revolving credit facilities		$9,502,779	$15,025,904		$8,063,878	$178,847
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

Secured Structured Financings

The following table presents information regarding secured structured financings as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$247,325	$2,525,540	0.92%-1.23%	$368,558	$77,598
2013 Securitizations	January 2019 - March 2021	1,375,371	6,689,700	0.89%-1.59%	1,712,149	237,995
2014 Securitizations	February 2020 - January 2021	1,903,310	6,391,020	1.16%-1.72%	2,674,446	269,996
2015 Securitizations	September 2019 - January 2023	4,855,706	9,317,032	1.33%-2.29%	6,476,951	514,289
2016 Securitizations	April 2022 - August 2023	3,982,411	4,942,980	1.72%-2.46%	5,100,728	281,603
Securitizations (a)		12,364,123	29,866,272		16,332,832	1,381,481
2010 Private issuances (b)	June 2011	128,476	516,000	1.29%	228,386	6,867
2011 Private issuances	December 2018	457,608	1,700,000	1.46%	727,553	37,493
2013 Private issuances	September 2018-September 2020	2,859,166	2,693,754	1.13%-1.38%	4,766,571	160,560
2014 Private issuances	March 2018 - December 2021	842,840	3,271,175	1.05%-1.40%	1,375,245	69,345
2015 Private issuances	December 2016 - July 2019	2,043,306	2,605,062	0.88%-2.81%	1,983,380	114,398
2016 Private issuances	May 2020 - June 2023	2,455,147	2,750,000	1.55%-2.86%	3,383,824	74,441
Privately issued amortizing notes		8,786,543	13,535,991		12,464,959	463,104
Total secured structured financings		$21,150,666	$43,402,263		$28,797,791	$1,844,585

(a)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

(b)	Securitization was subsequently amended to extend the maturity date to June 2017.

	December 31, 2015
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$433,771	$2,525,540	0.92%-1.23%	$580,581	$84,231
2013 Securitizations	January 2019 - January 2021	2,000,915	6,689,700	0.89%-1.59%	2,577,552	267,623
2014 Securitizations	February 2020 - January 2021	2,956,273	6,391,020	1.16%-1.72%	3,894,365	313,356
2015 Securitizations	September 2019 - January 2023	7,269,037	9,317,032	1.33%-2.29%	9,203,569	577,647
Securitizations		12,659,996	24,923,292		16,256,067	1,242,857
2010 Private issuances	June 2011	108,201	516,000	1.29%	240,026	6,855
2011 Private issuances	December 2018	708,884	1,700,000	1.46%	1,142,853	50,432
2013 Private issuances	September 2018-September 2020	2,836,420	2,693,754	1.13%-1.38%	4,311,481	143,450
2014 Private issuances	March 2018 - December 2021	1,541,970	3,271,175	1.05%-1.40%	2,192,495	95,325
2015 Private issuances	November 2016 - May 2020	3,017,429	3,548,242	0.88%-2.81%	3,608,497	161,778
Privately issued amortizing notes		8,212,904	11,729,171		11,495,352	457,840
Total secured structured financings		$20,872,900	$36,652,463		$27,751,419	$1,700,697

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of September 30, 2016 and December 31, 2015, the Company had private issuances of notes backed by vehicle leases totaling $4,313,052 and $3,228,240, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended September 30, 2016 and 2015 was $108,720 and $76,787, respectively. Total interest expense on secured structured financings for the nine months ended September 30, 2016 and 2015 was $305,677 and $207,967, respectively.

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
On-balance sheet variable interest entities
The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of September 30, 2016 and December 31, 2015, the Company was servicing $28,459,531 and $27,995,907, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the three and nine months ended September 30, 2016 and 2015, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Assets securitized	$2,043,114	$4,761,341	$12,026,706	$14,828,478

Net proceeds from new securitizations (a)	$1,688,822	$3,840,369	$9,509,135	$11,816,224
Net proceeds from sale of retained bonds	—	—	128,798	—
Cash received for servicing fees (b)	200,634	182,960	595,070	518,563
Net distributions from Trusts (b)	776,306	486,377	2,167,512	1,558,772
Total cash received from Trusts	$2,665,762	$4,509,706	$12,400,515	$13,893,559

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
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
During the three and nine months ended September 30, 2016, the Company executed no off-balance sheet securitizations with VIEs with which it has continuing involvement. During the three and nine months ended September 30, 2015, the Company sold zero and $768,561 respectively, of gross retail installment contracts to a VIE in an off-balance sheet securitization. As of September 30, 2016 and December 31, 2015, the Company was servicing $2,313,773 and $3,897,223, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Receivables securitized	$—	$—	$—	$768,561

Net proceeds from new securitizations	$—	$—	$—	$785,983
Cash received for servicing fees	10,027	5,955	38,885	17,578
Total cash received from securitization trusts	$10,027	$5,955	$38,885	$803,561

7.	Derivative Financial Instruments
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
The underlying notional amounts and aggregate fair values of these agreements at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$8,849,800	$(43,571)	$9,150,000	$1,706
Interest rate swap agreements not designated as hedges	1,241,600	(3,262)	2,399,000	(1,306)
Interest rate cap agreements	9,824,251	11,709	10,013,912	32,951
Options for interest rate cap agreements	9,824,251	(11,794)	10,013,912	(32,977)
Total return settlement	658,471	(29,864)	1,404,726	(53,432)

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

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at September 30, 2016 and December 31, 2015.

The Company is obligated to make purchase price holdback payments on a periodic basis to a third-party originator of loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. As of September 30, 2016, all purchase price holdback payments, and all total return settlement payments due in 2016, have been made. These purchase price holdback payments and total return settlement payments are considered to be derivatives, collectively referred to herein as “total return settlement,” and accordingly are marked to fair value each reporting period.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of September 30, 2016 and December 31, 2015:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016
Interest rate swaps - Santander & affiliates	$169	$—	$169	$—	$—	$169
Interest rate swaps - third party	490	—	490	—	—	490
Interest rate caps - Santander & affiliates	3,727	—	3,727	—	—	3,727
Interest rate caps - third party	7,990	—	7,990	—	—	7,990
Total derivatives subject to a master netting arrangement or similar arrangement	12,376	—	12,376	—	—	12,376
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$12,376	$—	$12,376	$—	$—	$12,376
Total financial assets	$12,376	$—	$12,376	$—	$—	$12,376

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,607	$—	$4,607	$—	$—	$4,607
Interest rate swaps - third party	3,863	—	3,863	—	—	3,863
Interest rate caps - Santander & affiliates	12,724	—	12,724	—	—	12,724
Interest rate caps - third party	20,227	—	20,227	—	—	20,227
Total derivatives subject to a master netting arrangement or similar arrangement	41,421	—	41,421	—	—	41,421
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$41,421	$—	$41,421	$—	$—	$41,421
Total financial assets	$41,421	$—	$41,421	$—	$—	$41,421

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged (a)	Net Amount
September 30, 2016
Interest rate swaps - Santander & affiliates	$11,939	$—	$11,939	$—	$(11,939)	$—
Interest rate swaps - third party	35,552	—	35,552	—	(35,552)	—
Back to back - Santander & affiliates	3,727	—	3,727	—	(3,727)	—
Back to back - third party	8,075	—	8,075	—	(8,075)	—
Total derivatives subject to a master netting arrangement or similar arrangement	59,293	—	59,293	—	(59,293)	—
Total return settlement	29,864	—	29,864	—	—	29,864
Total derivatives not subject to a master netting arrangement or similar arrangement	29,864	—	29,864	—	—	29,864
Total derivative liabilities	$89,157	$—	$89,157	$—	$(59,293)	$29,864
Total financial liabilities	$89,157	$—	$89,157	$—	$(59,293)	$29,864

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,977	$—	$4,977	$—	$(3,430)	$1,547
Interest rate swaps - third party	3,093	—	3,093	—	(3,093)	—
Back to back - Santander & affiliates	12,724	—	12,724	—	(12,270)	454
Back to back - third party	20,253	—	20,253	—	(20,253)	—
Total derivatives subject to a master netting arrangement or similar arrangement	41,047	—	41,047	—	(39,046)	2,001
Total return settlement	53,432	—	53,432	—	—	53,432
Total derivatives not subject to a master netting arrangement or similar arrangement	53,432	—	53,432	—	—	53,432
Total derivative liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433
Total financial liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433

(a)	Cash collateral pledged is reported in Other assets or Due from affiliate, as applicable, in the condensed consolidated balance sheet.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$293	$27,764	$(10,799)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(3,769)
Gains (losses) recognized in operating expenses	$343

	Three Months Ended September 30, 2015
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(43,025)	$(13,446)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(3,746)
Gains (losses) recognized in operating expenses	$3,836

	Nine Months Ended September 30, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$528	$(81,247)	$(35,442)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$2,428
Gains (losses) recognized in operating expenses	$(2,337)

	Nine Months Ended September 30, 2015
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(80,201)	$(35,783)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$677
Gains (losses) recognized in operating expenses	$(10,197)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three and nine months ended September 30, 2016 and 2015. The Company estimates that approximately $48,000 of unrealized losses included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	September 30, 2016	December 31, 2015
Vehicles (a)	$248,127	$203,906
Manufacturer subvention payments receivable (b)	93,321	132,856
Upfront fee (b)	98,750	110,000
Derivative assets (Note 7)	77,460	59,022
Prepaids	33,221	33,183
Accounts receivable	19,884	27,028
Other	15,844	16,296
	$586,607	$582,291

(a)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

(b)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

9.	Income Taxes
The Company recorded income tax expense of $90,473 (29.8% effective tax rate) and $136,539 (36.6% effective tax rate) during the three months ended September 30, 2016 and 2015, respectively. The decreased in effective tax rate is primarily due to the release of the valuation allowance for capital loss carryforwards and changes in estimated vehicle tax credits in the third quarter of 2016. The Company recorded income tax expense of $365,334 (34.1% effective tax rate) and $467,816 (35.7% effective tax rate) during the nine months ended September 30, 2016 and 2015, respectively. The decrease in effective tax rate year over year is primarily due to the release of the valuation allowance for capital loss carryforwards in the third quarter of 2016.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $85 and $71 at September 30, 2016 and December 31, 2015, respectively, which was included in Related party taxes receivable in the condensed consolidated balance sheet.
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
The Company is obligated to make purchase price holdback payments to a third-party originator of auto loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. As of September 30, 2016, all purchase price holdback payments, and all total return settlement payments due in 2016, have been made. These obligations are accounted for as derivatives (Note 7).
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer's established credit limit. At September 30, 2016 and December 31, 2015, there was an outstanding balance under these lines of credit of $2,966 and $2,482, respectively, and a committed amount under these lines of credit of $2,966 and $2,920, respectively.
Under terms of agreements with LendingClub, the Company was committed to purchase, at a minimum, through September 30, 2016, the lesser of $30,000 per month or 50% of LendingClub’s aggregate "near-prime" (as that term is defined in the agreements) originations and, thereafter through July 2017, the lesser of $30,000 per month or 50% of LendingClub’s aggregate near-prime originations. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, the Company sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.
The Company is committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, the Company has not recorded an allowance for unfunded commitments. As of September 30, 2016 and December 31, 2015, the Company was obligated to purchase $15,165 and $12,486, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. The retailer also has the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, has the right to retain up to 20% of new accounts subsequently originated.
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
The Company has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were downward adjustments of zero and $836 for the three and nine months ended September 30, 2016, respectively. There were downward adjustments of $904 and $1,051 for the three and nine months ended September 30, 2015, respectively.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of September 30, 2016, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $14,009 and $12,054 at September 30, 2016 and December 31, 2015, respectively, related to these obligations.
The Company has a flow agreement with Bank of America whereby the Company is committed to sell up to a specified amount of eligible loans to the bank each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300,000. On October 1, 2015, the Company and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350,000 of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. On July 27, 2016, the Company and Bank of America further amended the flow agreement to reduce the maximum commitment to sell eligible loans each month to the original contractual amount of $300,000 from $350,000. On October 27, 2016, Bank of America notified the Company that it is terminating the flow agreement effective January 31, 2017. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. The Company had accrued $8,702 and $6,331 at September 30, 2016 and December 31, 2015, respectively, related to this obligation.
The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. On June 25, 2015, the Company and CBP amended the flow agreement to reduce, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600,000 and a minimum of $250,000 per quarter to a maximum of $200,000 and a minimum of $50,000 per quarter, as may be adjusted according to the agreement. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. The Company had accrued $3,250 and $3,375 at September 30, 2016 and December 31, 2015, respectively, related to the loss-sharing obligation.
The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated on May 9, 2015. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's condensed consolidated balance sheets (Note 11). The Company additionally has agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception.
The Company is party to a forward flow asset sale agreement with a third party under terms of which the Company is committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350,000 in proceeds. Any sale after the total sales have reached $275,000 is subject to a market price check. As of September 30, 2016 and December 31, 2015, the remaining aggregate commitment was $166,167 and $200,707, respectively.
In connection with the bulk sales of Chrysler Capital leases (including the sales described in Note 3), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability, net, was zero and $2,893, net, as of September 30, 2016 and December 31, 2015, respectively.
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
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and nine months ended September 30, 2016 and 2015, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Line of credit agreement with Santander - New York Branch (Note 5)	$16,404	$24,638	$52,800	$76,273
Line of credit agreement with SHUSA (Note 5)	6,023	1,337	14,892	3,940
Accrued interest for affiliate lines/letters of credit at September 30, 2016 and December 31, 2015, was as follows:

	September 30, 2016	December 31, 2015
Line of credit agreement with Santander - New York Branch (Note 5)	$6,213	$6,015
Line of credit agreement with SHUSA (Note 5)	944	267
In 2015, under an agreement with Santander, the Company began incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,616 and $4,783 for the three and nine months ended September 30, 2016 respectively, and $1,535 for the three and nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, the Company had $1,616 and $2,282 of related fees payable to Santander, respectively.
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $8,566,600 and $13,739,000 at September 30, 2016 and December 31, 2015, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $21,233 and $20,775 at September 30, 2016 and December 31, 2015, respectively. Interest expense and mark-to-market adjustments on these agreements totaled $1,932 and $22,285 for the three months ended September 30, 2016 and 2015, respectively, and $16,098 and $54,513 for the nine months ended September 30, 2016 and 2015, respectively.
The Company is required to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities. Prior to April 15, 2016, SBNA paid the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA; on April 15, 2016, the relationship management fee was replaced with an origination fee and annual renewal fee for each loan. The Company recognized zero and $1,186 of relationship management fee income for the three months ended September 30, 2016 and 2015, respectively, and $419 and $4,257 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had relationship management fees receivable from SBNA of zero and $419, respectively. For the three months ended September 30, 2016, the Company recognized $1,009 and $158 of origination and renewal fee income, respectively. For the nine months ended September 30, 2016, the Company recognized $2,292 and $271 of origination and renewal fee income, respectively. As of September 30, 2016 and December 31, 2015, the Company had origination and renewal fees receivable from SBNA of $632 and zero, respectively.
All Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, are serviced by SBNA. Servicing fee expense to SBNA for the Company's Chrysler Capital receivables from dealers totaled $30 and $48 for the three months ended September 30, 2016 and 2015, respectively, and $82 and $218 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had $12 and $37, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of September 30, 2016 or December 31, 2015 for such advances.

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $2,803 and $2,737 related to such originations as of September 30, 2016 and December 31, 2015, respectively.

The Company is amortizing a $9,000 referral fee received from SBNA in connection with the dealer lending arrangements into income over a ten-year period, ending on the July 1, 2022 termination date of the governing agreements. As of September 30, 2016 and December 31, 2015, the unamortized fee balance was $6,075 and $6,750, respectively. The Company recognized $225 and $675 of income related to the referral fee for each of the three and nine months ended September 30, 2016 and 2015, respectively.

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $1,140 and $1,589 for the three months ended September 30, 2016 and 2015, respectively, and $4,457 and $4,222 for the nine months ended September 30, 2016 and 2015, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Total serviced portfolio	$566,088	$692,291
Cash collections due to owner	18,777	19,302
Servicing fees receivable	1,213	1,476
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company received an origination fee and continues to provide servicing on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. The Company also services leases it sold to SBNA in 2014. Origination fee income recognized under the agreement totaled $0 and $8,431 for the three and nine months ended September 30, 2015, respectively. Servicing fee income recognized on leases serviced for SBNA totaled $1,742 and $1,875 for the three months ended September 30, 2016 and 2015, respectively, and $5,741 and $5,186 for the nine months ended September 30, 2016 and 2015, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Total serviced portfolio	$1,502,518	$2,198,519
Cash collections due to owner	52	132
Servicing fees receivable	727	784
Revenue share reimbursement receivable	2,956	1,370

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SC indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, SC established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SC, in the case of payments and sale proceeds. As of September 30, 2016 and December 31, 2015, the balance in the collateral account was $13,748 and $34,516, respectively. For the three and nine months ended September 30, 2016, the Company recognized an indemnification expense of zero. For the three and nine months ended September 30, 2015, the Company recognized an indemnification expense of $566 and $3,142, respectively. As of September 30, 2016 and December 31, 2015, the Company had a recorded liability of $2,691 related to the residual losses covered under the agreement.

In December 2015, the Company formed a new wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), and SCI opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of September 30, 2016 and December 31, 2015, SCI had cash of $26,620 and $4,920, respectively, on deposit with Banco Santander Puerto Rico.

During 2015, Santander Investment Securities Inc. (SIS), an affiliated entity, purchased a portion of the Class B notes of SDART 2013-3, a consolidated securitization Trust, with a principal balance of $725. As of September 30, 2016 and December 31, 2015, the unpaid note balance of the Class B notes owned by SIS was zero and $510, respectively. In addition, during 2015, SIS purchased an investment of $2,000 in the Class A3 notes of CCART 2013-A, a securitization Trust formed by the Company in 2013. As of September 30, 2016 and December 31, 2015, the unpaid note balance of the Class A3 notes owned by SIS was zero and $743, respectively. Although CCART 2013-A is not a consolidated entity of the Company, the Company continues to service the assets of the associated trust. SIS also serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended September 30, 2016 and 2015, totaled zero and $150, respectively, and totaled $1,049 and $450 for the nine months ended September 30, 2016 and 2015, respectively, which are accounted for as debt issuance costs in the accompanying condensed consolidated financial statements.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs, totaled $16 and $22 for the three months ended September 30, 2016 and 2015, respectively, and $64 and $145 for the nine months ended September 30, 2016 and 2015, respectively.

The Company is party to an MSA with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review credit applications of retail store customers. Under terms of the MSA, the Company had net originations of personal revolving loans of $4,683 and $22,971, respectively, during the three and nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, this cost method investment was carried at a value of zero in the Company's condensed consolidated balance sheets as it had been fully impaired. Effective August 17, 2016, the Company ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.
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
As of September 30, 2016, the Company has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the condensed consolidated statement of income and comprehensive income in the period in which approval is obtained.

Also, in connection with, and pursuant to, the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander entered into an amendment to the Shareholders Agreement (the Second Amendment). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of Company Common Stock owned by DDFS LLC in accordance with the terms and conditions of the Shareholders Agreement, the definition of the term “Average Stock Price” to mean $26.83. Pursuant to the Separation Agreement, SHUSA was deemed to have delivered as of July 3, 2015 an irrevocable notice to exercise the call option with respect to all 34,598,506 shares of our Common Stock owned by DDFS and consummate the transactions contemplated by such call option notice, subject to the receipt of required bank regulatory approvals and any other approvals required by law (the Call Transaction). Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300,000 loan, which, as of September 30, 2016 and December 31, 2015, had an unpaid principal balance of $290,000. Pursuant to the Loan Agreement, 29,598,506 shares of the Company’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the Pledge Agreement). Because the Call Transaction was not completed on or before the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company Common Stock ultimately sold in the Call Transaction. The Shareholder Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option. If consummated in full, SHUSA would pay DDFS LLC $928,278 plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated and remains subject to receipt of applicable regulatory approvals.

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

On August 31, 2016, Mr. Dundon, DDFS, the Company, Santander and SHUSA entered into a Second Amendment to the Separation Agreement, and Mr. Dundon, DDFS, Santander and SHUSA entered into a Third Amendment to the Shareholders Agreement, whereby the price per share to be paid to DDFS in connection with the Call Transaction was reduced from $26.83 to $26.17, the arithmetic mean of the daily volume-weighted average price for a share of Company common stock for each of the ten consecutive complete trading days immediately prior to July 2, 2015, the date on which the call option was exercised.

During the three and nine months ended September 30, 2015, the Company paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment was based on a set flight time hourly rate, and the amount of reimbursement was not subject to a maximum cap per fiscal year. For the three and nine months ended September 30, 2015, the Company paid $59 and $367, respectively, to Meregrass, Inc., the Company managing the plane's operations, with an average rate of $5.8 per hour.

Under an agreement with Mr. Dundon, the Company is provided access to a suite at an event center that is leased by Mr. Dundon, and which the Company uses for business purposes. The Company reimburses Mr. Dundon for the use of this space on a periodic basis.

As of September 30, 2016, Jason Kulas, the Company's CEO, Mr. Dundon, and a Santander employee who was a member of the SC Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended September 30, 2016 and 2015, the Company recorded $1,361 and $1,315, respectively, in lease expenses on this property. For the nine months ended September 30, 2016 and 2015, the Company recorded $3,832 and $3,894, respectively, in lease expenses on this property. Future minimum lease payments for the 12-year term of the lease total $70,645. The Company subleases approximately13,000 square feet of its corporate office space to SBNA. For the three months ended September 30, 2016 and 2015, the Company recorded $40 in sublease revenue on this property.

For the nine months ended September 30, 2016 and 2015, the Company recorded $122 in sublease revenue on this property.

The Company is party to certain agreements with Bluestem whereby the Company is committed to purchase receivables originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option. Bluestem is owned by Capmark, a company in which affiliates of Centerbridge own an interest. Centerbridge decreased its ownership in SC from approximately 1% as of January 1, 2015, to zero as of September 30, 2015. Further, an individual that was a member of SC's Board until July 15, 2015, is a member of Centerbridge management and also serves on the board of directors of Capmark. During the three and nine months ended September 30, 2015, but only through the date these individuals were considered related parties (July 15, 2015), the Company advanced $33,423 and $442,339, respectively, to the retailer, and received $48,236 and $575,179, respectively, in payments on receivables originated under its agreements with the retailer.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards whereby the holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares are considered to be participating securities.

The calculation of diluted EPS excludes 1,933,659 and 760,340 employee stock option awards for the three months ended September 30, 2016 and 2015, respectively, and 1,933,659 and 760,340 for the nine months ended September 30, 2016 and 2015, respectively, as the effect of those securities would be anti-dilutive.

The following table represents EPS numbers for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings per common share
Net income	$213,547	$236,435	$705,191	$843,595
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	357,994	357,380	357,830	353,684
Weighted average number of participating restricted common shares outstanding (in thousands)	350	467	350	467
Weighted average number of common shares outstanding (in thousands)	358,344	357,847	358,180	354,151
Earnings per common share	$0.60	$0.66	$1.97	$2.38
Earnings per common share - assuming dilution
Net income	$213,547	$236,435	$705,191	$843,595
Weighted average number of common shares outstanding (in thousands)	358,344	357,847	358,180	354,151
Effect of employee stock-based awards (in thousands)	1,743	1,261	1,455	585
Weighted average number of common shares outstanding - assuming dilution (in thousands)	360,088	359,108	359,635	354,736
Earnings per common share - assuming dilution	$0.59	$0.66	$1.96	$2.38

13.	Fair Value of Financial Instruments
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
Fair value estimates, methods, and assumptions are as follows:

		September 30, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$75,873	$75,873	$18,893	$18,893
Finance receivables held for sale, net (b)	3	2,572,429	2,593,035	2,859,575	2,872,354
Finance receivables held for investment, net (c)	3	23,686,391	25,266,036	23,367,788	24,943,560
Restricted cash (a)	1	2,696,500	2,696,500	2,236,329	2,236,329
Notes payable — credit facilities (d)	3	8,299,229	8,299,229	6,902,779	6,902,779
Notes payable — secured structured financings (e)	2	21,150,666	21,313,962	20,872,900	20,917,733
Notes payable — related party (f)	3	2,350,000	2,350,000	2,600,000	2,600,000

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

•
Receivables from dealers held for investment and Capital lease receivables, net — Receivables from dealers held for investment are carried at amortized cost, net of credit loss allowance. Capital lease receivables are carried at gross investment, net of unearned income and allowance for lease losses. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$7,990	$—	$7,990	$—
Due from affiliates — trading interest rate caps (a)	3,727	—	3,727	—
Other assets — cash flow hedging interest rate swaps (a)	490	—	490	—
Due from affiliates — cash flow hedging interest rate swaps (a)	167	—	167	—
Due from affiliates — trading interest rate swaps (a)	2	—	2	—
Other liabilities — trading options for interest rate caps (a)	8,075	—	8,075	—
Due to affiliates — trading options for interest rate caps (a)	3,727	—	3,727	—
Other liabilities — cash flow hedging interest rate swaps (a)	33,765	—	33,765	—
Due to affiliates — cash flow hedging interest rate swaps (a)	10,463	—	10,463	—
Other liabilities — trading interest rate swaps (a)	1,788	—	1,788	—
Due to affiliates — trading interest rate swaps (a)	1,476	—	1,476	—
Other liabilities — total return settlement (a)	29,864	—	—	29,864
Retail installment contracts acquired individually (b)	18,700	—	—	18,700

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$20,227	$—	$20,227	$—
Due from affiliates — trading interest rate caps (a)	12,724	—	12,724	—
Other assets — cash flow hedging interest rate swaps (a)	3,863	—	3,863	—
Due from affiliates — cash flow hedging interest rate swaps (a)	3,431	—	3,431	—
Due from affiliates — trading interest rate swaps (a)	1,176	—	1,176	—
Other liabilities — trading options for interest rate caps (a)	20,253	—	20,253	—
Due to affiliates — trading options for interest rate caps (a)	12,724	—	12,724	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,093	—	3,093	—
Due to affiliates — cash flow hedging interest rate swaps (a)	2,496	—	2,496	—
Due to affiliates — trading interest rate swaps (a)	2,481	—	2,481	—
Other liabilities — total return settlement (a)	53,432	—	—	53,432
Retail installment contracts acquired individually (b)	6,770	—	—	6,770

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

The table below presents the changes in all Level 3 balances for the three and nine months ended September 30, 2016:

	Retail Installment Contracts Held for Investment
	Three Months Ended	Nine Months Ended
	September 30, 2016
Balance — beginning of period	$12,602	$6,770
Net collection activities	(5,740)	(11,782)
Additions / issuances	11,838	23,712
Balance — end of period	$18,700	$18,700

	Total Return Settlement
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2016		September 30, 2015
Balance — beginning of period	$53,543	$53,432	$59,065	$48,893
(Gains)/losses recognized in earnings	(343)	2,337	(3,836)	10,197
Settlements	(23,336)	(25,905)	(1,907)	(5,768)
Balance — end of period	$29,864	$29,864	$53,322	$53,322
The Company did not have any transfers between Levels 1 and 2 during the three and nine months ended September 30, 2016 and September 30, 2015. There were no amounts transferred into or out of Level 3 during the three and nine months ended September 30, 2015.
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense (c)
Other assets — vehicles (a)	$248,127	$—	$248,127	$—	$—
Personal loans held for sale (b)	920,323	—	—	920,323	266,506

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense (c)
Other assets — vehicles (a)	$203,906	$—	$203,906	$—	$—
Personal loans held for sale (b)	1,954,414	—	—	1,954,414	613,994

(a)	The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.

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

14.    Employee Benefit Plans
The Company has granted stock options to certain executives, other employees, and independent directors under the 2011 Management Equity Plan (the Plan), which enabled the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited), and expired on January 31, 2015. The Company has granted stock options, restricted stock awards and restricted stock units (RSUs) under the Omnibus Incentive Plan, which was established in 2013 and enables the Company to grant awards of cash and of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of the Company's common stock up to a total of 5,192,640 common shares. The Omnibus Incentive Plan was amended and restated as of June 16, 2016.
Stock options granted have an exercise price based on the estimated fair market value of the Company’s common stock on the grant date. The stock options expire ten years after grant date and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met.
Compensation expense related to the 583,890 shares of restricted stock the Company has issued to certain executives is recognized over a five-year vesting period, with $182 and $7,423 recorded for the three months ended September 30, 2016 and 2015, respectively and $543 and $8,639 recorded for the nine months ended September 30, 2016 and 2015, respectively.
A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	5,675,327	$12.30	6.5	$20,151
Granted	456,662	10.84	—	—
Exercised	(303,145)	9.35	—	795
Expired	(492,622)	10.46	—	—
Forfeited	(300,168)	15.20	—	—
Options outstanding at September 30, 2016	5,036,054	12.35	5.4	—
Options exercisable at September 30, 2016	3,153,210	$11.13	4.9	$3,239

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Such RSUs were granted during the nine months ended September 30, 2016. Under the Omnibus Incentive Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three years. The Company also has granted certain officers RSUs that vest over a three-year period, with vesting dependent on Banco Santander performance over that time. After vesting, stock obtained by employees and officers through RSUs must be held for one year. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date.
On July 2, 2015, Mr. Dundon exercised a right under the Separation Agreement to settle his vested options for a cash payment. Subject to limitations of banking regulators and applicable law, Mr. Dundon’s Separation Agreement also provided that his unvested stock options would vest in full and his unvested restricted stock awards would continue to vest in accordance with their terms as if he remained employed by the Company. In addition, any service-based vesting requirements that were applicable to Mr. Dundon’s outstanding RSUs in respect of his 2014 annual bonus were waived, and such RSUs continue to vest and be settled in accordance with the underlying award agreement. However, because the Separation Agreement did not receive the required regulatory approvals within 60 days of Mr. Dundon’s termination without cause, both the vested and unvested stock options are considered to have expired. If the required regulatory approvals are obtained, the cash payment will be recorded as an expense in the period in which approved, rather than as a stock option exercise.

15.	Shareholders' Equity
Treasury Stock

The Company had 69,005 shares of treasury stock outstanding, with a cost of $1,250, as of September 30, 2016 and December 31, 2015. These shares include 3,154 shares the Company repurchased prior to the IPO as a result of an employee leaving the Company, and 65,851 shares withheld to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance, unrealized gains (losses) on cash flow hedges	$(50,766)	$(5,726)	$2,125	$3,553
Other comprehensive loss before reclassifications	17,391	(26,929)	(50,949)	(50,178)
Amounts reclassified out of accumulated other comprehensive income (loss) (a)	6,777	8,416	22,226	22,386
Ending balance, unrealized losses on cash flow hedges	$(26,598)	$(24,239)	$(26,598)	$(24,239)

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2016 and 2015 consist of the following:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$10,799	Interest expense	$13,446	Interest expense
Tax expense (benefit)	(4,022)		(5,030)
Net of tax	$6,777		$8,416

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$35,442	Interest expense	$35,783	Interest expense
Tax benefit	(13,216)		(13,397)
Net of tax	$22,226		$22,386
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

Investment gains (losses), net was comprised of the following for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gain (loss) on sale of loans and leases	$(3,765)	$27,388	$(1,418)	$138,702
Lower of cost or market adjustments	(97,532)	—	(266,506)	—
Other gains, losses and impairments, net	(4,753)	(4,704)	(8,491)	(4,704)
	$(106,050)	$22,684	$(276,415)	$133,998

The lower of cost or market adjustments for the three and nine months ended September 30, 2016 included $114,477 and $312,993 in customer default activity, respectively, and net favorable adjustments of $18,831 and $48,373, respectively, related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015. Additionally, the Company had lower of cost or market adjustments on individually acquired retail installment contracts of $1,886 during the three and nine months ended September 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on October 27, 2016 (2015 Annual Report on Form 10-K/A) and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports and other information regarding the Company at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. We are majority-owned (as of September 30, 2016, approximately 58.9%) by SHUSA, a wholly-owned subsidiary of Santander.
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

	Program Year (a)
	1	2	3	4		5-10
Retail	20%	30%	40%	50%		50%
Lease	11%	14%	14%	14%		15%
Total	31%	44%	54%	64%		65%

Actual Penetration	33%	29%	26%	19	% (b)	—
(a)    Program years run from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(b)    As of September 30, 2016.

The target penetration rate as of April 30, 2016 (the end of the third year of the Chrysler Agreement) was 54%. Our actual penetration rate as of September 30, 2016 was 19% due to the competitive landscape and low interest rates causing our subvented loan offers not to be materially more attractive than other lenders' offers. While we have not achieved the target penetration rates to date, Chrysler Capital continues to be a focal point of our strategy, and we continue to work with FCA to improve penetration rates. We recently partnered with FCA to roll out two pilot programs, including a dealer rewards program and a nonprime subvention program. Since its May 1, 2013, launch, Chrysler Capital has originated $37.0 billion in retail loans and $16.6 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate.
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
Economic and Business Environment
The U.S. economy has continued its slow-paced recovery into 2016. According to the Bureau of Labor Statistics, after decreasing earlier in the year from the 5.0% rate at the beginning of the year, the unemployment rate returned to 5.0% as of September 30, 2016. In December 2015, the Federal Reserve raised its key interest rate by 25 basis points, the first increase since rates bottomed out in 2008, in an effort to stimulate the economy and boost the housing market. The increase in interest rates, which had been signaled by the Federal Reserve throughout 2015, indicates that the economy continues to strengthen. The Federal Reserve has signaled that additional interest rate increases could be on the short-term horizon. New cars are selling at a pace estimated to exceed 16 million for 2016.

The following table shows the percentage of unpaid principal balance on our retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $27,624,259 and $27,223,768 at September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016	December 31, 2015
	Retail Installment Contracts Held for Investment
Texas	16.8%	16.9%
Florida	13.2%	12.8%
California	9.7%	9.7%
Georgia	5.3%	5.1%
Illinois	3.8%	3.8%
North Carolina	3.7%	3.8%
New York	3.7%	3.6%
Pennsylvania	2.9%	2.8%
Louisiana	2.5%	2.6%
Ohio	2.4%	2.5%
Arizona	2.4%	2.5%
Other states	33.6%	33.9%
	100.0%	100.0%

Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. We are subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the FTC, the DOJ and by regulatory agencies in each state in which we are licensed. In addition, we are directly and indirectly, through our relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the European Central Bank, and the Federal Reserve, which have the ability to limit certain of our activities, such as the timing and amount of dividends and certain transactions that we might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on our growth.
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

•
Other income — The various flow agreements in connection with our Chrysler Agreement have resulted in a growing portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. We monitor the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of most of our personal lending portfolio as held for sale as the result of our decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of Other income (losses).

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

Third Quarter 2016 Summary of Results
Key highlights of our performance in the third quarter of 2016 included:

•	Decline of 3.0% in net finance and other interest income compared to the same quarter in 2015;

•	Net income of $213.5 million compared with $236.4 million for the same quarter in 2015, or a 9.7% decrease year-over-year;

•	Originations of $5.2 billion, down from $5.4 billion in the prior quarter and down from $7.6 billion originated in the same quarter in 2015;

•	Asset sales of $0.8 billion, an increase from $0.7 billion in the prior quarter, and a decrease from $3.1 billion in the same quarter in 2015;

•	Serviced for others portfolio of $12.2 billion, down from $13.0 billion in the prior quarter and down from $14.8 billion in the same period last year;

•	Expense ratio of 2.2%, up from 2.0% in the prior quarter and 2.1% in the same quarter last year.
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
Our other significant personal lending relationship is with Bluestem. We continue to perform in accordance with the terms and operative provisions of agreements under which we are obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in our condensed consolidated financial statements. Accordingly, we have recorded $256 million year-to-date in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. We are currently evaluating alternatives for the Bluestem portfolio, which had a carrying value of $0.9 billion at September 30, 2016.
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

Volume
Our originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$3,281,112	$4,650,381	$10,545,592	$13,602,409
Average APR	14.7%	16.1%	15.1%	17.2%
Average FICO® (a)	612	596	606	584
Discount	0.1%	1.1%	0.4%	2.1%

Personal loans	$—	$158,328	$9,281	$582,735
Average APR	—	21.0%	25.0%	19.4%
Discount	—	—	—	—

Leased vehicles	$1,300,375	$1,568,104	$4,612,284	$4,122,527

Capital lease receivables	$2,319	$1,103	$5,977	$64,906
Total originations retained	$4,583,806	$6,377,916	$15,173,134	$18,372,577

Sold Originations
Retail installment contracts	$580,242	$1,243,456	$2,201,659	$3,580,539
Average APR	3.2%	2.4%	3.0%	4.1%
Average FICO® (b)	760	753	759	745

Total SC originations	$5,164,048	$7,621,372	$17,374,793	$21,953,116

Facilitated Originations
Leased vehicles	$—	$—	$—	$632,471

Total originations	$5,164,048	$7,621,372	$17,374,793	$22,585,587

(a)
Unpaid principal balance excluded from the weighted average FICO score is $492 million and $938 million for the three months ended September 30, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $74 million and $202 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.8 billion and $2.7 billion for the nine months ended September 30, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $370 million and $516 million, respectively, were commercial loans.

(b)
Unpaid principal balance excluded from the weighted average FICO score is $59 million and $160 million for the three months ended September 30, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Unpaid principal balance excluded from the weighted average FICO score is $263 million and $391 million for the nine months ended September 30, 2016 and 2015, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero and $25 million, respectively, were commercial loans.

Our originations of individually acquired retail installment contracts and leases by vehicle type during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	(Dollars amounts in thousands)
Retail installment contracts
Car	$1,599,590	41.4%	$2,621,096	44.5%	$5,356,793	42.0%	$8,133,172	47.3%
Truck and utility	1,938,720	50.2%	2,876,022	48.8%	6,402,820	50.2%	7,844,526	45.7%
Van and other (a)	323,044	8.4%	396,719	6.7%	987,638	7.7%	1,205,250	7.0%
	$3,861,354	100.0%	$5,893,837	100.0%	$12,747,251	100.0%	$17,182,948	100.0%

Leased vehicles
Car	$193,759	14.9%	$157,943	10.1%	$522,437	11.3%	$725,139	15.3%
Truck and utility	944,137	72.6%	1,278,542	81.5%	3,588,033	77.8%	3,646,783	76.7%
Van and other (a)	162,479	12.5%	131,619	8.4%	501,814	10.9%	383,076	8.0%
	$1,300,375	100.0%	$1,568,104	100.0%	$4,612,284	100.0%	$4,754,998	100.0%

Total originations by vehicle type
Car	$1,793,349	34.7%	$2,779,039	37.2%	$5,879,230	33.9%	$8,858,311	40.4%
Truck and utility	2,882,857	55.9%	4,154,564	55.7%	9,990,853	57.6%	11,491,309	52.4%
Van and other (a)	485,523	9.4%	528,338	7.1%	1,489,452	8.6%	1,588,326	7.2%
	$5,161,729	100.0%	$7,461,941	100.0%	$17,359,535	100.0%	$21,937,946	100.0%
(a)    Other primarily consists of commercial vehicles.
Our asset sales for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Dollar amounts in thousands)
Retail installment contracts	$793,804	$3,057,654	$2,312,983	$5,993,407
Average APR	3.0%	10.7%	2.9%	8.0%
Average FICO®	762	661	762	694

Personal loans	$—	$—	$869,349	$—
Average APR	—	—	17.9%	—

Leased vehicles	$—	$—	$—	$1,316,958
Total asset sales	$793,804	$3,057,654	$3,182,332	$7,310,365

Our portfolio of retail installment contracts held for investment and leases by vehicle type as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	(Dollars amounts in thousands)
Retail installment contracts
Car	$15,063,090	54.5%	$15,095,256	55.4%
Truck and utility	10,936,125	39.6%	10,276,231	37.7%
Van and other (a)	1,625,044	5.9%	1,852,281	6.9%
	$27,624,259	100.0%	$27,223,768	100.0%

Leased vehicles
Car	$1,311,515	13.7%	$1,224,830	16.7%
Truck and utility	7,296,045	76.4%	5,428,189	74.1%
Van and other (a)	944,879	9.9%	673,277	9.2%
	$9,552,439	100.0%	$7,326,296	100.0%

Total by vehicle type
Car	$16,374,605	44.0%	$16,320,086	47.2%
Truck and utility	18,232,170	49.0%	15,704,420	45.5%
Van and other (a)	2,569,923	6.9%	2,525,558	7.3%
	$37,176,698	100.0%	$34,550,064	100.0%
(a)    Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted discount of our held for investment portfolio as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(Dollar amounts in thousands)
Retail installment contracts (a)	$27,624,259	$27,223,768
Average APR	16.4%	16.8%
Discount	2.3%	2.7%

Personal loans	$11,682	$941
Average APR	24.1%	20.9%

Receivables from dealers	$70,366	$76,941
Average APR	4.7%	4.6%

Leased vehicles	$9,552,439	$7,326,296

Capital leases	$37,247	$66,929

(a)
Of this balance as of September 30, 2016, $8.2 billion, $9.9 billion, $4.9 billion, and $3.1 billion was originated during the nine months ended September 30, 2016, and the years ended 2015, 2014, and 2013, respectively.

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
Historically, our primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. We also periodically purchase pools of receivables and had significant volumes of these purchases during the credit crisis. While we continue to pursue such opportunities when available, we did not purchase any pools during the nine months ended September 30, 2016 and 2015. However, during the three and nine months ended September 30, 2016, we recognized certain retail installment contracts with an unpaid principal balance of $135,772 and $327,443, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. We elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For our existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, we estimate the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. We periodically re-evaluate performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, we are required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	$1,148,669	$1,152,994	$3,485,106	$3,354,050
Interest on purchased receivables portfolios	17,830	16,770	58,774	66,450
Interest on receivables from dealers	1,176	1,060	2,822	3,528
Interest on personal loans	78,711	114,261	257,620	337,729
Interest on finance receivables and loans	1,246,386	1,285,085	3,804,322	3,761,757
Net leased vehicle income	135,771	92,666	369,421	224,519
Other finance and interest income	3,638	9,334	11,440	23,413
Interest expense	207,175	171,420	590,504	470,898
Net finance and other interest income	1,178,620	1,215,665	3,594,679	3,538,791
Provision for credit losses on individually acquired retail installment contracts	609,396	619,895	1,787,277	1,607,376
Increase (decrease) in impairment related to purchased receivables portfolios	804	(2,500)	(2,986)	(11,872)
Provision for credit losses on receivables from dealers	(189)	(42)	(133)	252
Provision for credit losses on personal loans	—	105,813	—	324,634
Provision for credit losses on capital leases	387	756	(1,669)	14,758
Provision for credit losses	610,398	723,922	1,782,489	1,935,148
Profit sharing	6,400	11,818	35,640	46,835
Other income	26,682	154,336	141,542	519,230
Operating expenses	284,484	261,287	847,567	764,627
Income before tax expense	304,020	372,974	1,070,525	1,311,411
Income tax expense	90,473	136,539	365,334	467,816
Net income	$213,547	$236,435	$705,191	$843,595
Share Data
Weighted-average common shares outstanding
Basic	358,343,781	357,846,564	358,179,618	354,150,973
Diluted	360,087,749	359,108,197	359,635,034	354,735,772
Earnings per share
Basic	$0.60	$0.66	$1.97	$2.38
Diluted	$0.59	$0.66	$1.96	$2.38
Balance Sheet Data
Finance receivables held for investment, net	$23,686,391	$23,478,376	$23,686,391	$23,478,376
Finance receivables held for sale, net	2,572,429	2,709,643	2,572,429	2,709,643
Goodwill and intangible assets	107,084	110,966	107,084	110,966
Total assets	38,771,636	36,035,625	38,771,636	36,035,625
Total borrowings	31,799,895	30,206,295	31,799,895	30,206,295
Total liabilities	33,653,979	31,583,641	33,653,979	31,583,641
Total equity	5,117,657	4,451,984	5,117,657	4,451,984
Allowance for credit losses	3,412,977	2,996,924	3,412,977	2,996,924

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$630,847	$564,820	$1,583,406	$1,184,245
Charge-offs, net of recoveries, on purchased receivables portfolios	254	1,563	(807)	(6,103)
Charge-offs, net of recoveries, on receivables from dealers	—	—	135	—
Charge-offs, net of recoveries, on personal loans	—	490,548	—	673,294
Charge-offs, net of recoveries, on capital leases	2,095	3,027	7,165	11,048
Total charge-offs, net of recoveries	633,196	1,059,958	1,589,899	1,862,484
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	1,260,255	1,012,042	1,260,255	1,012,042
End of period personal loans delinquent principal over 60 days	179,443	165,759	179,443	165,759
End of period delinquent principal over 60 days, loans held for investment	1,267,950	1,034,471	1,267,950	1,034,471
End of period assets covered by allowance for credit losses	27,490,290	26,907,346	27,490,290	26,907,346
End of period gross individually acquired retail installment contracts held for investment	27,370,995	26,718,576	27,370,995	26,718,576
End of period gross personal loans	1,337,692	2,261,789	1,337,692	2,261,789
End of period gross finance receivables and loans held for investment	27,706,307	27,319,991	27,706,307	27,319,991
End of period gross finance receivables, loans, and leases held for investment	37,295,993	34,188,834	37,295,993	34,188,834
Average gross individually acquired retail installment contracts	28,970,039	27,687,564	28,710,402	26,596,429
Average gross purchased receivables portfolios	266,749	467,643	301,026	618,362
Average Gross receivables from dealers	70,392	81,490	72,735	93,817
Average Gross personal loans	1,343,099	2,284,951	1,572,297	2,201,551
Average Gross capital leases	39,974	120,334	49,625	122,366
Average Gross finance receivables and loans	30,690,253	30,641,982	30,706,085	29,632,525
Average Gross finance receivables, loans, and leases	40,037,873	37,040,857	39,299,213	35,701,048
Average managed assets	52,675,379	50,961,182	52,983,740	47,812,496
Average total assets	38,473,832	36,035,588	37,844,330	34,753,501
Average debt	31,671,237	30,416,494	31,343,204	29,575,308
Average total equity	4,994,511	4,268,855	4,736,826	3,991,071
Ratios
Yield on individually acquired retail installment contracts	15.9%	16.7%	16.2%	16.8%
Yield on purchased receivables portfolios	26.7%	14.3%	26.0%	14.3%
Yield on receivables from dealers	6.7%	5.2%	5.2%	5.0%
Yield on personal loans (1)	23.4%	20.0%	21.8%	20.5%
Yield on earning assets (2)	13.8%	15.0%	14.2%	15.0%
Cost of debt (3)	2.6%	2.3%	2.5%	2.1%
Net interest margin (4)	11.8%	13.1%	12.2%	13.2%
Expense ratio (5)	2.2%	2.1%	2.1%	2.1%
Return on average assets (6)	2.2%	2.6%	2.5%	3.2%
Return on average equity (7)	17.1%	22.2%	19.8%	28.2%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.7%	8.2%	7.4%	5.9%
Net charge-off ratio on purchased receivables portfolios (8)	0.4%	1.3%	(0.4)%	(1.3)%
Net charge-off ratio on receivables from dealers (8)	—	—	0.2%	—
Net charge-off ratio on personal loans (8)	—	85.9%	—	40.8%
Net charge-off ratio (8)	8.3%	13.8%	6.9%	8.4%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.6%	3.8%	4.6%	3.8%
Delinquency ratio on personal loans, end of period (9)	13.4%	7.3%	13.4%	7.3%
Delinquency ratio on loans held for investment, end of period (9)	4.6%	3.8%	4.6%	3.8%
Equity to assets ratio	13.2%	12.4%	13.2%	12.4%
Tangible common equity to tangible assets (10)	13.0%	12.1%	13.0%	12.1%
Allowance ratio (11)	12.4%	11.1%	12.4%	11.1%
Common Equity Tier 1 capital ratio (12)	13.1%	11.5%	13.1%	11.5%

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

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective portfolio. During the three and months ended September 30, 2015, we recorded non-recurring impairment charges on finance receivables held for sale and on finance receivables sold during the period. The associated impairment was recorded through charge-off expense. The charge-off ratio for the three and nine months ended September 30, 2015, adjusted for these non-recurring impairments, is presented in the tables below:

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

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Our Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of our capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
	(Dollar amounts in thousands)
Total equity	$5,117,657	$4,451,984
Deduct: Goodwill and intangibles	107,084	110,966
Tangible common equity	$5,010,573	$4,341,018

Total assets	$38,771,636	$36,035,625
Deduct: Goodwill and intangibles	107,084	110,966
Tangible assets	$38,664,552	$35,924,659

Equity to assets ratio	13.2%	12.4%
Tangible common equity to tangible assets	13.0%	12.1%

(11)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(12)	"Common Equity Tier 1 Capital ratio" is defined as the ratio of Total common equity tier 1 capital to Total risk-weighted assets.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended September 30,
	2016			2015
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,970,039	$1,148,669	15.9%	$27,687,564	$1,152,994	16.7%
Purchased receivables	266,749	17,830	26.7%	467,643	16,770	14.3%
Receivables from dealers	70,392	1,176	6.7%	81,490	1,060	5.2%
Personal loans	1,343,099	78,711	23.4%	2,284,951	114,261	20.0%
Capital lease receivables	39,974	2,062	20.6%	120,334	8,969	29.8%
Finance receivables held for investment, net	30,690,253	1,248,448	16.3%	30,641,982	1,294,054	16.9%
Leased vehicles, net	9,347,620	135,771	5.8%	6,398,875	92,666	5.8%
Other assets	1,866,410	1,576	0.3%	2,320,544	365	0.1%
Allowance for credit losses	(3,430,451)	—	—	(3,325,813)	—	—
Total assets	$38,473,832	$1,385,795		$36,035,588	$1,387,085
Liabilities and equity
Liabilities:
Notes payable	$31,671,237	$207,175	2.6%	$30,416,494	$171,420	2.3%
Other liabilities	1,808,084	—	—	1,350,239	—	—
Total liabilities	33,479,321	207,175		31,766,733	171,420

Total stockholders' equity	4,994,511	—		4,268,855	—
Total liabilities and equity	$38,473,832	$207,175		$36,035,588	$171,420

	Nine Months Ended September 30,
	2016			2015
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,710,402	$3,485,106	16.2%	$26,596,429	$3,354,050	16.8%
Purchased receivables	301,026	58,774	26.0%	618,362	66,450	14.3%
Receivables from dealers	72,735	2,822	5.2%	93,817	3,528	5.0%
Personal loans	1,572,297	257,620	21.8%	2,201,551	337,729	20.5%
Capital lease receivables	49,625	7,093	19.1%	122,366	22,549	24.6%
Finance receivables held for investment, net	30,706,085	3,811,415	16.6%	29,632,525	3,784,306	17.0%
Leased vehicles, net	8,593,128	369,421	5.7%	6,068,523	224,519	4.9%
Other assets	1,953,562	4,347	0.3%	2,240,043	864	0.1%
Allowance for credit losses	(3,408,445)	—	—	(3,187,590)	—	—
Total assets	$37,844,330	$4,185,183		$34,753,501	$4,009,689
Liabilities and equity
Liabilities:
Notes payable	$31,343,204	$590,504	2.5%	$29,575,308	$470,898	2.1%
Other liabilities	1,764,300	—	—	1,187,122	—	—
Total liabilities	33,107,504	590,504		30,762,430	470,898

Total stockholders' equity	4,736,826	—		3,991,071	—
Total liabilities and equity	$37,844,330	$590,504		$34,753,501	$470,898

Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,246,386	$1,285,085	$3,804,322	$3,761,757
Leased vehicle income	388,501	267,211	1,086,651	742,684
Other finance and interest income	3,638	9,334	11,440	23,413
Total finance and other interest income	1,638,525	1,561,630	4,902,413	4,527,854
Interest expense	207,175	171,420	590,504	470,898
Leased vehicle expense	252,730	174,545	717,230	518,165
Net finance and other interest income	1,178,620	1,215,665	3,594,679	3,538,791
Provision for credit losses	610,398	723,922	1,782,489	1,935,148
Net finance and other interest income after provision for credit losses	568,222	491,743	1,812,190	1,603,643
Profit sharing	6,400	11,818	35,640	46,835
Net finance and other interest income after provision for credit losses and profit sharing	561,822	479,925	1,776,550	1,556,808
Total other income	26,682	154,336	141,542	519,230
Total operating expenses	284,484	261,287	847,567	764,627
Income before income taxes	304,020	372,974	1,070,525	1,311,411
Income tax expense	90,473	136,539	365,334	467,816
Net income	$213,547	$236,435	$705,191	$843,595

Net income	$213,547	$236,435	$705,191	$843,595
Change in unrealized gains (losses) on cash flow hedges, net of tax	24,168	(18,513)	(28,723)	(27,792)
Comprehensive income	$237,715	$217,922	$676,468	$815,803

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Interest on Finance Receivables and Loans

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,148,669	$1,152,994	$(4,325)	—	$3,485,106	$3,354,050	$131,056	4%
Income from purchased receivables portfolios	17,830	16,770	1,060	6%	58,774	66,450	(7,676)	(12)%
Income from receivables from dealers	1,176	1,060	116	11%	2,822	3,528	(706)	(20)%
Income from personal loans	78,711	114,261	(35,550)	(31)%	257,620	337,729	(80,109)	(24)%
Total interest on finance receivables and loans	$1,246,386	$1,285,085	$(38,699)	(3)%	$3,804,322	$3,761,757	$42,565	1%

Income from individually acquired retail installment contracts increased $131 million, or 4%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, less than the 8% growth in the average outstanding balance of our portfolio of these contracts due to the higher average credit quality.
Income from purchased receivables portfolios decreased $8 million, or 12%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to the continued runoff of the portfolios, as we have made no portfolio acquisitions accounted for under ASC 310-30 since 2012. The average balance of the portfolios decreased from $618 million from the nine months ended September 30, 2015 to $301 million for the nine months ended September 30, 2016.
Income from personal loans decreased $36 million, or 31%, from the third quarter of 2015 to the third quarter of 2016, and decreased $80 million, or 24%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 given the sale of the LendingClub loans in February 2016. The average balance of the portfolios decreased from $2.3 billion in the third quarter of 2015, to $1.3 billion in the third quarter of 2016, and decreased from $2.2 billion from the nine months ended September 30, 2015 to $1.6 billion for the nine months ended September 30, 2016.
Leased Vehicle Income and Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$388,501	$267,211	$121,290	45%	$1,086,651	$742,684	$343,967	46%
Leased vehicle expense	252,730	174,545	78,185	45%	717,230	518,165	199,065	38%
Leased vehicle income, net	$135,771	$92,666	$43,105	47%	$369,421	$224,519	$144,902	65%

Leased vehicle income and expense increased significantly in the three and nine months ended September 30, 2016 when compared to the same periods in 2015, due to the continual growth in the portfolio since we launched Chrysler Capital in 2013.
Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$194,602	$146,777	$47,825	33%	$547,160	$412,934	$134,226	33%
Interest expense on derivatives	12,573	24,643	(12,070)	(49)%	43,344	57,964	(14,620)	(25)%
Total interest expense	$207,175	$171,420	$35,755	21%	$590,504	$470,898	$119,606	25%
Interest expense on notes payable increased $48 million, or 33%, from the third quarter of 2015 to the third quarter of 2016, and increased $134 million, or 33%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, higher than the growth in average debt outstanding of 4% and 6% for the respective periods. Our cost of funds has increased due to higher market rates and wider spreads.

Interest expense on derivatives decreased $12 million, or 49%, from the third quarter of 2015 to the third quarter of 2016, and decreased $15 million, or 25%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily due to a favorable mark-to-market based on interest rate changes in 2016 versus an unfavorable mark-to-market in 2015.
Provision for Credit Losses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$609,396	$619,895	$(10,499)	(2)%	$1,787,277	$1,607,376	$179,901	11%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	804	(2,500)	3,304	(132)%	(2,986)	(11,872)	8,886	(75)%
Provision for credit losses on receivables from dealers	(189)	(42)	(147)	350%	(133)	252	(385)	(153)%
Provision for credit losses on personal loans	—	105,813	(105,813)	(100)%	—	324,634	(324,634)	(100)%
Provision for credit losses on capital leases	387	756	(369)	(49)%	(1,669)	14,758	(16,427)	(111)%
Provision for credit losses	$610,398	$723,922	$(113,524)	(16)%	$1,782,489	$1,935,148	$(152,659)	(8)%
Provision for credit losses on our individually acquired retail installment contracts increased $180 million, or 11%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily due to unfavorable variances in net charge-offs which increased by $399 million. The increases in net charge-offs were primarily attributable to portfolio aging and mix shift, lower realized recovery rates, and smaller benefit from bankruptcy sales. These increases in net charge-offs were partially offset by smaller builds of the allowance for credit losses primarily due to lower volume and higher credit quality originations during the nine months ended September 30, 2016 as compared to the same period in 2015.
Change in incremental increase (decrease) in impairment related to purchased receivables portfolios resulted from the release of less impairment on purchased receivables as the portfolios continued to run off.
Provision for credit losses on personal loans decreased from $106 million in the third quarter of 2015 to zero in the third quarter of 2016, and decreased from $325 million for the nine months ended September 30, 2015 to zero in the nine months ended September 30, 2016, due to the reclassification of this portfolio from held for investment to held for sale in the third quarter of 2015. We now recognize customer defaults and other lower of cost or market adjustments on this portfolio through investment gains (losses), net.
In early 2015 we ceased originations in the primary program that gave rise to our capital lease portfolio, and provisions for credit losses on this portfolio have decreased as the portfolio liquidates.
Profit Sharing

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$6,400	$11,818	$(5,418)	(46)%	$35,640	$46,835	$(11,195)	(24)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to our agreements with Bluestem. Profit sharing with Bluestem decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to amendments to the agreement governing the profit sharing calculation, including an increase in the percentage of profit retained by the Company. This effect was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio as well as, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, an increase in the revenue sharing rate in May 2015.

Other Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$(106,050)	$22,684	$(128,734)	(568)%	$(276,415)	$133,998	$(410,413)	(306)%
Servicing fee income	36,447	35,910	537	1%	123,929	88,756	35,173	40%
Fees, commissions, and other	96,285	95,742	543	1%	294,028	296,476	(2,448)	(1)%
Total other income	$26,682	$154,336	$(127,654)	(83)%	$141,542	$519,230	$(377,688)	(73)%
Average serviced for others portfolio	$12,622,328	$13,912,095	$(1,289,767)	(9)%	$13,674,454	$12,356,122	$1,318,332	11%
Investment gains (losses), net changed from net gains to net losses in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to current year lower of cost or market adjustments of $98 million and $267 million, respectively, on our personal loan portfolio, which was reclassified to held for sale in the third quarter of 2015. Additionally, we had $36 million and $149 million less favorable gains on loan, lease and other miscellaneous sales for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to a lack of bulk loan and lease sales in the 2016.
We record servicing fee income on loans that we service but do not own and do not report on our balance sheet. Servicing fee income increased $35 million, or 40%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to the growth in our serviced portfolio. Our serviced for others portfolio as of September 30, 2016 and 2015 was as follows:

	September 30,
	2016	2015
	(Dollar amounts in thousands)
SBNA retail installment contracts	$566,088	$735,359
SBNA leases	1,502,518	2,327,624
Total serviced for related parties	2,068,606	3,062,983
Chrysler Capital securitizations	1,840,684	2,157,189
Other third parties	8,247,402	9,567,976
Total serviced for third parties	10,088,086	11,725,165
Total serviced for others portfolio	$12,156,692	$14,788,148

Servicing fee income increased, despite the decrease in the serviced for others portfolio, due to the greater proportion of lower credit quality, higher servicing fee assets in the portfolio in the current year, the result of the sale during the third quarter of 2015 of residual interests in aged securitizations.
Total Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$128,056	$114,070	$13,986	12%	$371,242	$325,583	$45,659	14%
Repossession expense	75,920	60,770	15,150	25%	217,816	175,066	42,750	24%
Other operating costs	80,508	86,447	(5,939)	(7)%	258,509	263,978	(5,469)	(2)%
Total operating expenses	$284,484	$261,287	$23,197	9%	$847,567	$764,627	$82,940	11%
Compensation expense increased $14 million, or 12%, in third quarter 2016 as compared to the same period in prior year, and increased $46 million, or 14%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily due to an increase in average headcount of 5% and 6% for the respective periods. Repossession expense increased $15 million, or 25%, from the third quarter of 2015 to the third quarter of 2016, and increased $43 million, or 24%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily due to an increase in repossession rate for the respective periods, increase in units repossessed, and an overall increase in impound and auction expenses.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$90,473	$136,539	$(46,066)	(34)%	$365,334	$467,816	$(102,482)	(22)%
Income before income taxes	304,020	372,974	(68,954)	(18)%	1,070,525	1,311,411	(240,886)	(18)%
Effective tax rate	29.8%	36.6%			34.1%	35.7%
Our effective tax rate decreased from 36.6% in the third quarter of 2015 to 29.8% in the third quarter of 2016, primarily due to the release of the valuation allowance for capital loss carryforwards and changes in estimated electric vehicle tax credits in the third quarter of 2016, and decreased from 35.7% in the nine months ended September 30, 2015 to 34.1% in the nine months ended September 30, 2016, primarily due to the release of the valuation allowance for capital loss carryforwards in the third quarter of 2016.
Other Comprehensive Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$24,168	$(18,513)	$42,681	231%	$(28,723)	$(27,792)	$(931)	(3)%

The change in unrealized gains (losses) on cash flow hedges for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily driven by more favorable interest rate movements in 2016 than in 2015.

Credit Quality
Finance Receivables
Nonprime loans comprise 83% of our portfolio as of September 30, 2016. We record an allowance for credit losses on our individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Retail Installment Contracts Acquired Individually (a)	Receivables from Dealers	Personal Loans (b)
	(Dollar amounts in thousands)
Unpaid principal balance	$27,370,995	$70,366	$11,682
Credit loss allowance	(3,401,285)	(648)	—
Discount	(622,833)	—	(2,577)
Capitalized origination costs and fees	57,178	—	2,432
Net carrying balance	$23,404,055	$69,718	$11,537
Allowance as a percentage of unpaid principal balance	12.4%	0.9%	—
Allowance and discount as a percentage of unpaid principal balance	14.7%	0.9%	22.1%

(a)	As of September 30, 2016, used car financing represented 61% of our outstanding retail installment contracts acquired individually. 88% of this used car financing consisted of nonprime auto loans.

(b)	As of September 30, 2016, substantially all of the Company's personal loans were classified as held for sale.

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941
Allowance as a percentage of unpaid principal balance	11.9%	1.2%	—
Allowance and discount as a percentage of unpaid principal balance	14.6%	1.2%	—

For most retail installment contracts that we acquired in pools at a discount due to credit deterioration subsequent to their origination, we anticipate the expected credit losses at purchase and record income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016 (a)	December 31, 2015
	(Dollar amounts in thousands)
Outstanding balance	$254,554	$362,212
Outstanding recorded investment, net of impairment	$174,702	$239,551

(a)	As of September 30, 2016, used car financing represented 27% of our outstanding purchased pool loans. 67% of this used car financing consisted of nonprime auto loans.

In early 2015, we increased our origination volume of loans to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk-appropriate annual percentage rate at the time of origination. Origination volume of loans with less than four trade lines and less than 36 months of credit history was $562 million and $1.0 billion for the three months ended September 30, 2016 and September 30, 2015, respectively. Origination volume of loans with less than four trade lines and less than 36 months of credit history was $2.1 billion and $3.0 billion for the nine months ended September 30, 2016 and September 30, 2015, respectively. Remaining unpaid principal balance of these loans was $4.9 billion as of September 30, 2016 and December 31, 2015, respectively. We recorded a qualitative adjustment of $149 million as of December 31, 2015 to account for the higher concentration of loans with limited bureau information. However, this qualitative adjustment was reduced to zero as of September 30, 2016 as origination metrics have improved and the additional charge-offs expected on this portfolio are included in the estimated credit loss allowance.
A summary of the credit risk profile of our consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of September 30, 2016 and December 31, 2015 was as follows (dollar amounts in billions, totals may not foot due to rounding):

September 30, 2016
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.9	97%	$0.1	3%	$—	—	$—	—	$3.0	10%
	36+	0.5	42%	0.2	17%	0.1	8%	0.4	33%	1.2	4%
<540	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	0.2	4%	0.3	5%	0.3	5%	4.8	86%	5.6	20%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.1	90%	7.9	29%
600-639	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	—	—	0.1	2%	0.1	2%	4.1	95%	4.3	16%
>640	<36	0.3	50%	0.1	17%	0.1	—	0.1	17%	0.6	2%
	36+	—	—	—	—	—	—	3.2	100%	3.2	12%
Total		$4.8	17%	$1.5	5%	$1.2	4%	$20.1	73%	$27.6	100%

December 31, 2015
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$3.0	97%	$0.1	3%	$—	—	$—	—	$3.1	11%
	36+	0.5	38%	0.3	23%	0.2	15%	0.4	31%	1.3	5%
<540	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	0.2	3%	0.3	5%	0.4	7%	4.9	84%	5.8	21%
540-599	<36	0.3	43%	0.1	14%	0.1	14%	0.2	29%	0.7	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	91%	7.7	28%
600-639	<36	0.2	50%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	—	—	0.1	2%	0.1	2%	4.1	95%	4.3	16%
>640	<36	0.2	50%	0.1	25%	—	—	0.1	25%	0.4	1%
	36+	—	—	—	—	—	—	2.8	97%	2.9	11%
Total		$4.9	18%	$1.4	5%	$1.2	4%	$19.7	72%	$27.2	100%
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

The following is a summary of delinquencies on our retail installment contracts held for investment as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 31-60 days past due	$2,551,819	9.2%	$2,485,428	9.1%
Delinquent principal over 60 days	1,267,950	4.6%	1,208,864	4.4%
Total delinquent principal	$3,819,769	13.8%	$3,694,292	13.6%

(a)	Percent of unpaid principal balance.
All of our receivables from dealers were current as of September 30, 2016 and December 31, 2015.
Credit Loss Experience
The following is a summary of our net losses and repossession activity on our finance receivables held for investment for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016 (1)	2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,624,259	$27,131,221	$—
Average principal outstanding during the period	$27,577,929	$26,338,639	$2,201,551
Number of receivables outstanding at period end	1,656,786	1,634,261	1,935,420
Average number of receivables outstanding during the period	1,669,992	1,658,194	1,942,177
Number of repossessions (2)	221,298	183,430	n/a
Number of repossessions as a percent of average number of receivables outstanding (3)	17.7%	14.7%	n/a
Net losses	$1,582,599	$1,178,142	$673,294
Net losses as a percent of average principal amount outstanding (3)	7.7%	6.0%	40.8%
(1)     As of September 30, 2016, most of the Company's personal loans were classified as held for sale.

(2)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
(3)    Annualized; not necessarily indicative of a full year's actual results.
We have had charge-offs on our receivables from dealers of $135 for the nine months ended September 30, 2016. There were no charge-offs on our receivables from dealers in 2015.
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
The following is a summary of deferrals on our retail installment contracts held for investment as of the dates indicated:

	September 30, 2016		December 31, 2015
	(Dollar amounts in thousands)
Never deferred	$19,181,173	69.4%	$19,946,478	73.3%
Deferred once	4,338,413	15.7%	3,923,705	14.4%
Deferred twice	2,059,732	7.5%	1,660,482	6.1%
Deferred 3 - 4 times	1,983,577	7.2%	1,639,092	6.0%
Deferred greater than 4 times	61,364	0.2%	54,011	0.2%
Total	$27,624,259		$27,223,768
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
We also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of our revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, we believe modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties. The following is a summary of the principal balance as of September 30, 2016 and December 31, 2015 of loans that have received these modifications and concessions:

	September 30, 2016	December 31, 2015
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$2,222,605	$1,746,399	$—
Bankruptcy-related accounts	109,863	104,355	—
Extension of maturity date	26,679	45,119	—
Interest rate reduction	69,433	77,976	15,145
Other	759,765	59,179	—
Total modified loans	$3,188,345	$2,033,028	$15,145
A summary of our recorded investment in TDRs as of the dates indicated is as follows:

	September 30, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment	$5,364,656	$4,601,502
Impairment	(1,588,028)	(1,363,023)
Outstanding recorded investment, net of impairment	$3,776,628	$3,238,479

A summary of the principal balance on our delinquent TDRs as of the dates indicated is as follows:

	September 30, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal 31-60 days past due	$1,089,212	$942,021
Delinquent principal over 60 days	593,713	510,015
Total delinquent TDRs	$1,682,925	$1,452,036
As of September 30, 2016 and December 31, 2015, we did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance — beginning of period	$5,061,608	$4,439,192	$4,601,502	$4,044,070
New TDRs	932,472	852,415	2,478,035	2,627,451
Charge-offs	(448,418)	(342,151)	(1,119,730)	(917,071)
Repurchases/(sales)	1,443	(457,036)	7,115	(465,026)
Paydowns	(180,396)	(169,584)	(594,695)	(538,975)
Transfers to held for sale	(2,053)	(1,955)	(7,571)	(429,568)
Balance — end of period	$5,364,656	$4,320,881	$5,364,656	$4,320,881
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. Due to this key distinction in allowance calculations, the coverage ratio is higher for TDRs in comparison to non-TDRs. The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,332,767	$4,579,931
TDR - Impairment	1,588,028	1,363,023
TDR allowance ratio	29.8%	29.8%

Non-TDR - Unpaid principal balance	$22,038,228	$22,284,015
Non-TDR - Allowance	1,813,257	1,834,391
Non-TDR allowance ratio	8.2%	8.2%

Total - Unpaid principal balance	$27,370,995	$26,863,946
Total - Allowance	3,401,285	3,197,414
Total allowance ratio	12.4%	11.9%

The allowance ratios for both TDR non-TDR retail installment contracts remained flat from December 31, 2015 to September 30, 2016. However, our total allowance ratio on retail installment contracts increased from 11.9% at December 31, 2015 to 12.4% at September 30, 2016, due to an increase in the proportion of assets classified as TDRs as the portfolio average increases.
Liquidity Management, Funding and Capital Resources

We require a significant amount of liquidity to originate and acquire loans and leases and to service debt. We fund our operations through our lending relationships with 15 third-party banks, SHUSA and Santander, as well as through securitization in the ABS market and large flow agreements. We seek to issue debt that appropriately matches the cash flows of the assets that we originate. We have over $5.1 billion of stockholders’ equity that supports our access to the securitization markets, credit facilities, and flow agreements.
During the nine months ended September 30, 2016, we completed on-balance sheet funding transactions totaling approximately $9.7 billion, including:

•	two securitizations on our SDART platform for $2.1 billion;

•	issuances of retained bonds on our SDART platform for $127 million;

•	two securitizations on our DRIVE, deeper subprime platform, for $1.9 billion;

•	a securitization on our CCART platform for $945 million;

•	four private amortizing lease facilities for $1.4 billion;

•	four top-ups of private amortizing lease facilities for $1.8 billion; and

•	three private amortizing loan facilities for $1.4 billion.
We also completed $3.2 billion in asset sales, which consists of $2.3 billion of recurring monthly sales with our third party flow partners, and the sale of LendingClub assets of $869 million to an unrelated third party.
As of September 30, 2016 and December 31, 2015, our debt consisted of the following:

	September 30, 2016	December 31, 2015
Third party revolving credit facilities	$8,299,229	$6,902,779
Related party revolving credit facilities	2,350,000	2,600,000
Total revolving credit facilities	10,649,229	9,502,779

Public securitizations	12,364,123	12,659,996
Privately issued amortizing notes	8,786,543	8,212,904
Total secured structured financings	21,150,666	20,872,900
Total debt	$31,799,895	$30,375,679
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

We have two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of September 30, 2016 and December 31, 2015, there was an outstanding balance of $3.7 billion and $2.9 billion, respectively, on these facilities in aggregate. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facility
We also obtain financing through two investment management agreements whereby we pledge retained subordinate bonds on our own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 180 days. As of September 30, 2016, there was an outstanding balance of $1.0 billion under these repurchase facilities.
Lines of Credit with Santander and Related Subsidiaries
Santander historically has provided, and continues to provide, our business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides us with $3 billion of long-term committed revolving credit facilities. As of September 30, 2016, SHUSA provided us with an additional $1.8 billion of committed revolving credit, $300 million of which is collateralized by residuals retained on our own securitizations and $1.5 billion of which is unsecured. On November 1, 2016, the unsecured commitment was increased to $3.0 billion. As part of our strategy to reduce our reliance on borrowings under funding commitments from Santander and SHUSA, we have reduced our outstanding balances under these facilities during 2016. As of September 30, 2016 and December 31, 2015 the Company had borrowed $2.4 billion and $2.6 billion, respectively, under the lines of credit with Santander and SHUSA.
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
Until March 4, 2016, when the facilities offered through the New York branch were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of $2.4 billion and $3.7 billion under these facilities during the nine months ended September 30, 2016 and 2015, respectively. The maximum outstanding balance during each period was $3.0 billion and $4.4 billion, respectively.
Until March 4, 2016, when the SHUSA commitments were increased to $1.8 billion, the commitment from SHUSA consisted of one $300 million facility. There was an average outstanding balance of $300 million under this facility during the nine months ended September 30, 2016 and 2015, respectively; the maximum outstanding balance during each of those periods was $300 million. There was an average outstanding balance of zero and $5.8 million under the new $1.5 billion backup facility during the three and nine months ended September 30, 2016, respectively. The maximum outstanding balance on the backup facility was zero and $200 million during the three and nine months ended September 30, 2016, respectively. On November 1, 2016, the SHUSA commitment was increased to $3.3 billion.
We also have derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $8.6 billion and $13.7 billion at September 30, 2016 and December 31, 2015, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $21 million at September 30, 2016 and December 31, 2015. Interest expense on these agreements includes amounts totaling $16 million and $55 million for the nine months ended September 30, 2016 and 2015, respectively.
Beginning in 2015, the Company began incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each month's ending balance. The guarantee fee will be applicable only for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by an executed counter-guaranty agreement. The Company recognized guarantee fee expense of $5 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively.
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
ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016. Highly liquid, frequent issuers with public shelf registrations, such as the Company, have remained active in the market while smaller, newer market entrants have experienced significant spread widening. We have completed five securitizations year-to-date in 2016. We currently have 40 securitizations outstanding in the market with a cumulative ABS balance of approximately $14.1 billion. Our securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. We generally retain the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities, originate and acquire loans and leases, and for general corporate purposes. We generally exercise clean-up call options on our securitizations when the collateral pool balance reaches 10% of its original balance.
We also periodically privately issue amortizing notes, in transactions that are structured similarly to our public and Rule 144A securitizations but are issued to banks and conduits. Our securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and leases.
Flow Agreements

In addition to our credit facilities and secured structured financings, we have flow agreements in place with Bank of America and CBP for Chrysler Capital retail installment contracts, and with another third party for charged off assets. The Bank of America flow agreement will terminate effective January 31, 2017. Loans and leases sold under these flow agreements are not on our balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. We continue to actively seek additional such flow agreements.

Off-Balance Sheet Financing
We periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Historically, as all of the notes and residual interests in these securitizations were issued to third parties, we recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from our condensed consolidated balance sheets. In April and November 2016, we executed Chrysler Capital securitizations for which we have not sold the residuals and as a result have retained the associated assets and bonds on our condensed consolidated balance sheet.
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

	Nine Months Ended September 30,
	2016	2015
	(Dollar amounts in thousands)
Net cash provided by operating activities	$2,676,133	$2,684,236
Net cash used in investing activities	(4,026,681)	(6,285,026)
Net cash provided by financing activities	1,407,528	3,672,185
Net Cash Provided by Operating Activities
Net cash provided by operating activities remained flat from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $2.3 billion from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily due to the decrease of $3.5 billion in originations held for investment, $560 million change in activity related to personal loans originated as held for investment, and $282 million increase in subvention payments received, partly offset by the $1.0 billion decrease in sales of loans held for investment, $589 million decrease in sales of leased vehicles, and $485 million increase in leased vehicle originations.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $2.3 billion from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily due to lower net proceeds from borrowings in line with the decrease in net cash used in investing activities.
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
Our Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. We generate finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that our asset and liability re-pricing characteristics are not effectively matched, we may utilize interest rate derivatives, such as interest rate swap agreements, to manage to our desired outcome. As of September 30, 2016, the notional value of our interest rate swap agreements was $10.1 billion.
We monitor our interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, we measure the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates. As of September 30, 2016, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease our net interest income by $70 million. In addition to the sensitivity analysis on net interest income, we also measure Market Value of Equity (MVE) to view our interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of September 30, 2016, the impact of a 100 basis point parallel increase in the interest rate curve would decrease our MVE by $129 million.
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
Liquidity Risk
We view liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because our debt is nearly entirely serviced by collections on consumer receivables, our primary liquidity risk relates to the ability to fund originations. We have a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that we maintain at least eight external credit providers (as of September 30, 2016, we had fourteen);

•	that we rely on Santander and affiliates for no more than 30% of our funding (as of September 30, 2016, Santander and affiliates provided 7% of our funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of September 30, 2016, the highest single lender's commitment was 20%);

•
that no more than 35% of our debt mature in the next six months and no more than 65% of our debt mature in the next twelve months (as of September 30, 2016, 13% of our debt is scheduled to mature in these timeframes); and

•
that we maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of our expected peak usage over the following twelve months (as of September 30, 2016, we had twelve-month rolling unused capacity of $8.4 billion).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. We previously identified and reported material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (GAAP).

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

Application of Effective Interest Method for Accretion

The Company’s policies and controls related to the methodology used for applying the effective interest rate method in accordance with GAAP, specifically as it relates to the review of key assumptions over prepayment curves, pool segmentation and presentation in financial statements either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

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

Review of New, Unusual or Significant Transactions

Management identified an error in the accounting treatment of certain transactions related to separation agreements with the former Chairman of the Board and CEO of the Company. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to this transaction in accordance with GAAP did not operate effectively in that management failed to detect as part of the review procedures that regulatory approval was a prerequisite to recording the transaction and that approval had not been obtained prior to recording the transaction and therefore should have not been recorded.

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

Statement of Cash Flows

Management identified an error in connection with the preparation and review of the Condensed Consolidated Statement of Cash Flows (SCF). Specifically, controls over the review of the impact of significant and unusual transactions on the classification and presentation of the SCF did not operate effectively, which led to the misclassification of cash flows between operating activities and investing activities in the preliminary June 30, 2015 SCF for certain proceeds from loan sales. The misclassification was corrected prior to the issuance of our June 30, 2015 Quarterly Report on Form 10-Q and had no impact to previously issued interim or annual financial statements of the Company.

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

The following remediation steps are among the measures currently being implemented by the Company:

•
The Company has begun efforts to hire additional personnel with the requisite skillsets in certain areas important to financial reporting. Three key positions, Head of Internal Controls, Director of SEC Reporting and Vice President of Accounting Policy, were recently filled by the Company. A number of positions also were added and filled in the credit loss allowance area.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2016 covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference should be made to Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for information regarding legal proceedings in which we are involved, which supplements the discussion of legal proceedings set forth in Note 12 to the Condensed Consolidated Financial Statements of our 2015 Annual Report on Form 10-K/A.

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

On February 29, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing our Annual Report on Form 10-K from 60 days after the fiscal year-end (February 29, 2016) to 75 days after the fiscal-year end (March 15, 2016). We did not file the Form 10-K by the extended filing deadline. Further, on August 9, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing the Quarterly Report on Form 10-Q for the period ended June 30, 2016 from 40 days after the fiscal quarter-end (August 9, 2016) to 45 days after the fiscal quarter-end (August 15, 2016). We did not file the Form 10-Q by the extended filing deadline.

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

In the course of preparing the consolidated financial statements as of and for the year ended December 31, 2015 and for the three and nine months ended September 30, 2016, we have identified certain material weaknesses in internal control over financial reporting. Certain of these material weaknesses involve the design of controls and failure of controls to operate effectively, resulting in misstatements in our publicly filed financial statements.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within Santander. During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Santander.

•
Santander UK held a savings account for a customer resident in the UK who is currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the nine months ended September 30, 2016 was negligible relative to the overall revenues of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2016. The accounts are in arrears (£1,844 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Santander.

•
Santander UK holds three current accounts and a savings account for two customers resident in the UK who are currently designated by the US under the specially designated nationals (TCO) program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Santander.

•
In addition, during the nine months ended September 30, 2016, Santander UK had an OFAC match on a power of attorney account. The power of attorney listed on the account is currently designated by the US under the Specially Designated Global Terrorist (SDGT) & IFSR sanctions program. The power of attorney was removed from the account on July 29, 2016. During the nine months ended September 30, 2016, revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Santander.

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

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the nine months ended September 30, 2016 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1
Second Amendment, dated as of August 31, 2016, to the Separation Agreement, dated as of July 2, 2015, by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2016, File No. 001-36270)

10.2
Third Amendment, dated as of August 31, 2016, to the Shareholders Agreement, dated as of January 28, 2014, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc. DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP, and, solely for the certain sections set forth therein, Banco Santander, S.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2016, File No. 001-36270)

10.3
Separation Agreement, dated September 15, 2016, by and among Jennifer Davis, Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2016, File No. 001-36270)

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
Name: Jason A. Kulas
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	President and Chief Executive Officer	November 9, 2016
Jason A. Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	November 9, 2016
Ismail Dawood	(Principal Financial and Accounting Officer)