Form 10-K
period 2016-12-31
Santander Consumer USA Holdings Inc.
filed 2017-02-28
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 30, 2016, the Registrant’s common stock, par value $0.01 per share, held by non-affiliates had an aggregate market value of approximately $1.2 billion based on the closing price on that date on the New York Stock Exchange of $10.33 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2017
Common Stock ($0.01 par value)	359,096,990 shares

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to its 2017 annual meeting of stockholders (the Proxy Statement) are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated.

Unless otherwise specified or the context otherwise requires, the use herein of the terms “we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company's expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the Company's control. Among the factors that could cause the Company's financial performance to differ materially from that suggested by the forward-looking statements are:

•	the Company operates in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect its business;

•	the Company's ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;

•	adverse economic conditions in the United States and worldwide may negatively impact the Company's results;

•	the business could suffer if access to funding is reduced;

•	the Company faces significant risks implementing its growth strategy, some of which are outside of its control;

•	the Company may not realize the anticipated benefits from, and may incur unexpected costs and delays in connection with exiting its personal lending business;

•
the Company's agreement with Fiat Chrysler Automobiles US LLC (FCA) may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement;

•	the business could suffer if the Company is unsuccessful in developing and maintaining relationships with automobile dealerships;

•	the Company's financial condition, liquidity, and results of operations depend on the credit performance of its loans;

•	loss of the Company's key management or other personnel, or an inability to attract such management and personnel, could negatively impact its business;

•
the Company is directly and indirectly, through its relationship with Santander Holdings USA, Inc. (SHUSA), subject to certain banking and financial services regulations, including oversight by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), the European Central Bank, and the Federal Reserve Bank of Boston (FRBB); such oversight and regulation may limit certain of the Company's activities, including the timing and amount of dividends and other limitations on the Company's business;

•	future changes in the Company's relationship with SHUSA or Banco Santander, S.A. could adversely affect its operations; and

•	the other factors that are described in Part I, Item IA - Risk Factors of this Annual Report on Form 10-K.

If one or more of the factors affecting the Company's forward-looking information and statements renders forward-looking information or statements incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, the Company cautions not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the Company's results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on the Company's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and the Company undertakes no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission

IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
LendingClub	LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others.
MSA	Master Service Agreement
NADA	National Automobile Dealers Association
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
Original Filing	Annual Report on Form 10-K for the year ended December 31, 2015 issued on March 31, 2016
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
Shareholders Agreement
The Shareholders Agreement dated January 28, 2014, by and among the Company, SHUSA, DDFS, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP, and, for the certain sections set forth therein, Banco Santander, as amended

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

PART I

ITEM I.     BUSINESS
General
Santander Consumer USA Holdings Inc. (SC or the Company) was incorporated in 2013 in the State of Delaware and is the holding company for Santander Consumer USA Inc., an Illinois corporation, and subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination and securitization of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
In conjunction with the Chrysler Agreement, a ten-year private-label financing agreement with Fiat Chrysler Automobiles US LLC (FCA) that became effective May 1, 2013, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it holds personal loans, private-label credit cards and other consumer finance products. However, in October 2015, the Company announced its exit from personal lending, and accordingly, substantially all of its personal lending assets are classified as held for sale at December 31, 2016.
As of February 17, 2017, the Company was owned approximately 58.8% by SHUSA, approximately 31.5% by public shareholders, approximately 9.7% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO, and by other shareholders, primarily members of senior management, who hold an insignificant ownership interest in the Company. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of SC common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required regulatory approvals and any other approvals required by law being obtained (the Call Transaction). Because the Call Transaction was not consummated prior to October 15, 2015 (the Call End Date), DDFS LLC is free to transfer any or all of its shares of SC common stock, subject to the terms and conditions of the Amended and Restated Loan agreement, dated as of July 16, 2014, between DDFS and Santander. Because the Call Transaction was not completed prior to the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of SC common stock ultimately sold in the Call Transaction.
SC's Markets
The consumer finance industry in the United States has approximately $2.9 trillion of outstanding borrowings as of December 31, 2016 and includes vehicle loans and leases, credit cards, home equity lines of credit, private student loans, and personal loans. As economic conditions have recovered from the 2008 and 2009 downturn, there has been a significant demand for consumer financing, particularly financing of vehicle sales. The U.S. auto industry sold 17.5 million new light-vehicles in 2016, which was an increase of 68% over the number of new light-vehicles sold in 2009.
$2.9 trillion Consumer Finance Industry
Sources: Federal Reserve Bank of New York; Consumer Financial Protection Bureau

The Company's primary focus is the vehicle finance segment of the U.S. consumer finance industry. Vehicle finance includes loans and leases taken out by consumers to fund the purchase of new and used automobiles, as well as motorcycles, recreational vehicles, and watercraft. Within the vehicle finance segment, the Company maintains a strong presence in the auto finance market. The auto finance market features a fungible product resulting in an efficient pricing market, but it is highly fragmented, with no individual lender accounting for more than 10% of total market share. As of December 31, 2016, there were approximately $1.2 trillion of auto loans outstanding in the United States.
Through the economic downturn, auto loans generally were not as adversely impacted as most other consumer lending products. This performance was largely attributable to several factors, including: (i) the importance that automobiles serve in consumers’ everyday lives; (ii) the ability to locate, repossess and sell a vehicle to mitigate losses on defaulted loans; and (iii) the robustness of the used car market and residual values. This last factor is subject to fluctuations in the supply and demand of automobiles. The primary metrics used by the market to monitor the strength of the used car market are the Manheim Used Vehicle Index and NADA Price Index, measures of wholesale used car prices adjusted by their mileage or vintage. As of December 31, 2016, used car financing represented 59% of SC's outstanding retail installment contracts, of which 83% consisted of nonprime auto loans. The Manheim Used Vehicle Index has recently been well above historical norms and during the economic downturn, it rebounded in nine months while the broader economy took several years to rebound. This strength in the used car market reflects the importance of cars to U.S. consumers.
Source: Manheim Inc., as of December 31, 2016 & NADA Price Index, as of December 31, 2016
Note: Indexed to a basis of 100 at 1995 levels.

SC originates both prime and nonprime vehicle loans, and maintains on its balance sheet primarily nonprime loans. The Company also originates leases, substantially all of which are extended to prime borrowers. Historically, used car financing has made up a majority of the Company's business. In 2016, through the third quarter, used automobiles accounted for 69% of total automobiles sold in the United States, and approximately 54% of used car purchases were financed. Most loans in the used auto finance space are extended to nonprime consumers, who comprise a significant portion of the U.S. population. Of the more than 200 million Americans with a credit history, 31% have Fair Isaac Corporation (FICO®) scores below 650. Although nonprime auto loans typically produce higher losses than prime loans, SC's data-driven approach, extensive experience, and adaptive platform have enabled it to estimate future cash flows and effectively price loans for their inherent risk.

Source: FICO Banking Analytics Blog Fair Isaac Corporation
Note: Nonprime based on FICO Scores <650

Through the Chrysler Capital brand, SC is increasing its focus on the new auto finance space by providing financing for the acquisition of new FCA vehicles. The new auto market has substantially recovered from the economic downturn. In 2016, there were 17.5 million new cars sold in the U.S., an increase of 68% over the number of new cars sold in 2009. In 2016, through the third quarter, approximately 86% of total new auto sales were financed. Future growth of new auto sales in the United States, and the parallel growth of consumer loans and leases to finance those sales, are driven by improving economic conditions, new automobile product offerings, and the need to replace aging automobiles. The average age of U.S. autos in 2016 increased to a record high of 11.6 years, up slightly from 2015. Chrysler Capital loan and lease growth will be driven by the volume of new FCA vehicles sold in the United States.

Source: Ward's Automotive Reports; U.S. Department of Commerce: Bureau of Economic Analysis

Source: FCA US LLC

SC is a leading originator of nonprime auto loans. National and regional banks have historically been the largest originators of used and nonprime vehicle loans and leases due to their broad geographic footprint and wide array of vehicle finance products. SC primarily competes against national and regional banks, as well as automobile manufacturers’ captive finance businesses, to originate loans and leases to finance consumers’ purchases of new and used cars. The Company has a significant portfolio of prime loans and leases serviced for others, as it typically originates and then sells prime assets with servicing rights retained.
Net Percent of Banks Reporting Stronger Demand for Consumer Loans

In 2015, SC made a strategic decision to exit the personal lending market to focus on its core objectives of expanding the reach and realizing the full value of its vehicle finance and serviced for others platforms. The Company believes this shift will create other opportunities, such as diversifying funding sources and growing capital. Throughout 2016, SC marketed personal lending assets to potential buyers. On February 1, 2016, SC completed a sale of assets from its personal lending portfolio to an unrelated third party. The portfolio was comprised solely of LendingClub installment loans with an unpaid principal balance of approximately $900 million as of December 31, 2015. Additionally, on March 24, 2016, the Company notified certain retailers that it would no longer fund new point-of-sale credit originations effective April 11, 2016. As the Company refocuses on core objectives, it continues to perform under various other agreements under which specified volumes of personal loans originated by third parties are purchased.
In both the vehicle finance and personal lending markets, SC generates originations indirectly and directly. The indirect model requires relationships with third parties who are generally active in the market, are looking for an additional source of financing for their customers, and agree to direct certain customers to SC. The direct model requires an internally-managed platform through which consumers are able to make requests for credit directly to SC. While the Company has historically focused on the indirect model, it has a presence in the direct vehicle finance market through the RoadLoans.com platform. Additionally, the Company continues to develop relationships with third parties to further broaden its origination channels.
SC's Business Strategy
SC's primary goal is to create stockholder value by leveraging its efficient, scalable technology and risk infrastructure and data to underwrite, originate and service profitable assets while treating customers, stockholders, employees and all stakeholders in a simple, personal and fair manner.
Expand SC's Vehicle Finance Franchise
Organic Growth in Indirect Auto Finance. SC has extensive data on and experience with consumer behavior across the full credit spectrum and is a key player in the U.S. vehicle finance market. The Company has the ability to continue to increase market penetration in the vehicle finance sector, subject to attractive market conditions, via the number and depth of its dealer relationships. The Company plans to achieve this growth in part through alliance programs with national vehicle dealer groups and financial institutions, including banks, credit unions, and other lenders, in both the prime and nonprime vehicle finance markets. SC's technology-based platform enables the Company to integrate seamlessly with other originators and thereby benefit from their channels and brands.

Growth in Direct-to-Consumer Exposure. SC is working to further diversify its vehicle finance product offerings by expanding its web-based, direct-to-consumer offerings. The Company is focused on engaging the consumer at the early stages of the car buying experience. The RoadLoans.com program is a preferred finance resource for many major vehicle shopping websites, including Cars.com and AutoTrader.com, each of which have links on their websites promoting RoadLoans.com for financing. SC will continue to focus on securing relationships with additional vehicle-related websites. The Company anticipates that the next generation of its web-based direct-to-consumer offerings will include additional strategic relationships, an enhanced online experience, and additional products and services to assist with all stages of the vehicle ownership life cycle, including research, financing, buying, servicing, selling, and refinancing.
Expansion of Fee-Based Income Opportunities. SC seeks opportunities to leverage its technologically sophisticated and highly adaptable servicing platform for both prime and nonprime loans, as well as other vehicle finance (including recreational and marine vehicles) and personal lending products. The Company collects fees to service loan portfolios for third parties, and handles both secured and personal loan products across the full credit spectrum. Loans and leases sold to or sourced to banks through flow agreements and off-balance sheet securitizations also provide additional opportunities to service large vehicle loan and lease pools. SC's loan servicing business is scalable and provides an attractive return on equity. The Company intends to continue to develop new third-party relationships to increase its size. In 2016, the Company added more than $3.6 billion of assets to its portfolio of assets serviced by others.
SC's Products and Services
SC offers vehicle-related financing products, primarily consisting of consumer loans and leases, and servicing of those assets.
Consumer Vehicle Loans
SC's primary business is to indirectly originate vehicle loans through automotive dealerships throughout the United States. The Company has a substantial dealer network, most of which consists of manufacturer-affiliated or large and reputable independent dealers. The Company uses a risk-adjusted methodology to determine the price to pay the automotive dealer for the loan, which may be above or below the principal amount of the loan depending on characteristics such as the contractual annual percentage rate (APR) and the borrower’s credit profile. The consumer is obligated to make payments in an amount equal to the principal amount of the loan plus interest at the APR negotiated with the dealer. The consumer is also responsible for charges related to past-due payments. Dealers may retain some portion of the finance charge as compensation. SC's agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although SC does not own the vehicles it finances through loans, it holds a perfected security interest in those vehicles. Loans with below-market APRs are frequently offered through manufacturer incentive programs. The manufacturer will compensate the originator of these loans for the amount of the financing rate that is below market. These payments are called rate subvention. SC is entitled to receive rate subvention payments from FCA as its preferred provider through the Chrysler Agreement.
Since 2008, SC has also directly originated loans through its branded online RoadLoans.com platform. Additionally, the Company has acquired loans in bulk from third parties. The loans acquired in bulk acquisitions have primarily been collateralized by automobiles. However, a small amount of such loans have been collateralized by marine and recreational vehicles. SC generates revenue on these loans through finance charges.
Vehicle Leases
SC acquires leases primarily from FCA-affiliated automotive dealers and, as a result, becomes titleholder for leased vehicles. The acquisition cost for these leases is based on the underlying value of the vehicle, the contractual lease payments and the residual value, which is the expected value of the vehicle at the time of the lease termination. The Company uses projected residual values that are estimated by third parties, such as Automotive Lease Guide (ALG) and internal forecasts based on current market conditions, and other relevant data points. The residual value used to determine lease payments, or the contractual residual value, may be adjusted upward as part of marketing incentives provided by the manufacturer of the vehicle. When a contractual residual value is written up, the lease payments the Company offers become more attractive to consumers. The marketing incentive payment that manufacturers pay SC is equal to the expected difference between the projected ALG residual value and the contractual residual value. This residual support payment is a form of subvention. SC is a preferred provider of subvented leases through Chrysler Capital. Substantially all of these leases are to prime consumers. The consumer, or lessee, is responsible for the contractual lease payments and any excessive mileage or wear and tear on the vehicle that results in a lower residual value of the vehicle at the time of the lease’s termination. The consumer is also generally responsible for charges related to past due payments. SC's leases are primarily closed-ended, meaning the consumer does not bear the residual risk.

SC generates revenue on leases through monthly lease payments and fees and, depending on the market value of the off-lease vehicle, the Company may recognize a gain or loss upon remarketing. The Company's agreement with FCA permits SC to share any residual losses over a threshold, determined on an individual lease basis, with FCA.
Servicing for Others
SC services a portfolio of vehicle loans originated or otherwise independently acquired by SBNA, as well as vehicle leases originated by SBNA under terms of a flow agreement. SC also services loans sold through flow agreements and through Chrysler Capital off-balance sheet securitizations, as well as several smaller loan portfolios for various third-party institutions. SC generates revenue on these assets through servicing and other fees collected from the institutional owners and the borrowers, and may also generate a gain or loss on the sale of assets. The Company intends to continue growing this off-balance sheet portfolio and the stream of revenue it provides.
Origination and Servicing
Vehicle Finance
SC's origination platform delivers automated 24/7 underwriting decision-making through a proprietary credit-scoring system designed to provide consistency and efficiency, with dealers receiving a decision in under ten seconds for 95% of all requests. Every loan application received is processed by the Company's risk scoring and pricing models. SC's credit scorecard development process is supported by an extensive market database that includes 20 years of historical data on the loans that SC has acquired as well as extensive consumer finance third-party data. The Company continuously evaluates loan performance and consumer behavior to improve underwriting decisions. As a result of the Company's readily adaptable and scalable systems, it is able to quickly implement changes in pricing and scoring credit policy rules and modify underwriting standards to match the economic environment. SC's scorecard methodology supports underwriting decisions for consumers across the full credit spectrum and has been designed to allow the Company to maximize modeled risk-adjusted yield for a given consumer’s credit profile.
The Company has built a servicing approach based on years of experience as a nonprime lender. SC's servicing activities consist largely of processing customer payments, responding to customer inquiries (such as requests for payoff quotes or complaints), processing customer requests for account revisions (such as payment deferrals), maintaining a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, pursuing collection of delinquent accounts, and remarketing repossessed or off-lease vehicles. The Company has made significant investments in staffing and servicing systems technology in order to make servicing activities compliant with federal and local consumer lending rules in all 50 states.
Through its servicing platform, SC seeks to maximize collections while providing outstanding customer service. SC's servicing practices are closely integrated with the originations platform, resulting in an efficient exchange of customer related data, market information and understanding of the latest trends in consumer behavior. The customer account management process is model-driven and utilizes predictive customer service and collection strategies. SC validates its models with data back-testing and can be adjusted to reflect new information received throughout the Company, such as new vehicle loan and lease applications, refreshed consumer credit data, and consumer behavior observed through servicing operations. SC's robust processes and sophisticated technology support the servicing platform to maximize efficiency, consistent loan treatment, and cost control.
To provide the best possible customer service, SC provides multiple convenient options to customers and has implemented strategies to monitor and improve the customer experience. In addition to live agent assistance, SC's customers are offered a wide range of self-service options via an interactive voice response system and through its customer website. Self-service options include demographic management (such as updating a customer’s address, phone number, and other identifying information), payment and payoff capability, and payment history reporting, as well as online chat and communication requests. Quality assurance teams perform account reviews and are responsible for grading phone calls to monitor adherence to policies and procedures as well as compliance with regulatory requirements. SC's analytics software converts speech from every call into text so that each conversation with a customer can be analyzed and subsequently data-mined. This is used to identify inappropriate words or phrases in real-time for potential intervention from a manager, and to search for the omission of words or phrases that are required for specific conversations. A quality control team provides an independent, objective assessment of the servicing department’s internal control systems and underlying business processes. These processes help identify organizational improvements while protecting SC's franchise reputation and brand. Lastly, complaint tracking processes are designed to ensure customer complaints are addressed appropriately and that the customers receive status updates. These systems assign the account to a specialized team until the complaint is deemed to be closed. This team tracks and resolves customer complaints and is subject to a robust quality assurance program.

The servicing process is divided into stages based on delinquency status and the servicing agents for each stage receive specialized training. In the event that a retail installment contract becomes delinquent, the Company follows an established set of procedures that maximizes ultimate recovery on the loan or lease. Late stage account managers employ skip tracing, utilize specialized negotiation skills, and are trained to tailor their collection attempts based on the proprietary borrower behavioral score assigned to each customer. Collection efforts include calling within one business day when an obligor has broken a promise to make a payment on a certain date, and using alternative methods of contact such as location gathering via references, employers, landlords, credit bureaus, and cross-directories. If the borrower is qualified, the account manager may offer an extension of the maturity date, a temporary reduction in payment, or a modification permanently lowering the interest rate or principal. If attempts to work with the customer to cure the delinquency are unsuccessful, the customer is sent a “right to cure” letter in accordance with state laws, and the loan is assigned a risk score based on SC's historical days-to-repossess data. This score is used to prioritize repossessions, and each repossession is systematically assigned to a third-party repossession agent according to the agent's recent performance. Once the vehicle has been secured, any repairs required are performed and the vehicle is remarketed as quickly as possible, typically through an auction process.
Most of the Company's servicing processes and quality-control measures serve a dual purpose in that they are both designed to ensure that SC complies with applicable laws and regulations and that SC delivers the best possible customer service. Additionally, the servicing platform and all of the features offered to customers are scalable and can be tailored through statistical modeling and automation.
SC's Relationship with FCA
In February 2013, SC entered into the Chrysler Agreement, pursuant to which the Company became the preferred provider for FCA’s consumer loans and leases and dealer loans effective May 1, 2013. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. During 2016, SC originated more than $8.0 billion of Chrysler Capital retail installment contracts and more than $5.5 billion of Chrysler Capital vehicle leases.
The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC.
The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for SC, meeting specified escalating penetration rates for the first five years, and, for FCA, treating SC in a manner consistent with comparable OEMs' treatment of their captive providers, primarily regarding sales support. In addition, FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or its other stockholders owns 20% or more of its common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) the Company becomes, controls, or becomes controlled by, an OEM that competes with Chrysler, or (iii) if certain of SC's credit facilities become impaired.
In connection with entering into the Chrysler Agreement, SC paid FCA a $150 million upfront, nonrefundable fee on May 1, 2013. This fee is considered payment for future profits generated from the Chrysler Agreement. Accordingly, the Company amortizes the Chrysler Agreement over the expected ten-year term as a component of net finance and other interest income. The Company has also executed an Equity Option Agreement with FCA, whereby FCA may elect to purchase, at any time during the term of the Chrysler Agreement, at fair market value, an equity participation of any percentage in the Chrysler Capital portion of SC's business.
For a period of 20 business days after FCA's delivery to SC of a notice of intent to exercise its option, the Company is to discuss with FCA, in good faith, the structure and valuation of the proposed equity participation. If the parties are unable to agree on a structure and FCA still intends to exercise its option, SC will be required to create a new company into which the Chrysler Capital assets will be transferred and which will own and operate the Chrysler Capital business. If FCA and SC cannot agree on a fair market value during the 20-day negotiation period, each party will engage an investment bank and the appointed banks will mutually appoint a third independent investment bank to determine the value, with the cost of the valuation divided evenly between FCA and SC. Each party has the right to a one-time deferral of the independent valuation process for up to nine months. FCA will have a period of 90 days after a valuation has been determined, either by negotiation between the parties or by an investment bank, to deliver a binding notice of exercise. Following this notice, FCA's purchase is to be paid and settled within 10 business days, subject to a delay of up to 180 days if necessary to obtain any required consents from governmental authorities.
Any new company formed to effect FCA's exercise of its equity option will be a Delaware limited liability company unless otherwise agreed to by the parties. As long as each party owns at least 20% of the business, FCA and SC will have equal voting and governance rights without regard to ownership percentage. If either party has an ownership interest in the business of less than 20%, the party with less than 20% ownership will have the right to designate a number of directors proportionate to its ownership and will have other customary minority voting rights.
Because the equity option is exercisable at fair market value, SC could recognize a gain or loss upon exercise if the fair market value is determined to be different from book value. The Company believes that the fair market value of its Chrysler Capital financing business currently exceeds book value and therefore has not recorded a contingent liability for potential loss upon FCA's exercise.
Subsequent to the exercise of the equity option, SC's rights under the Chrysler Agreement would be assigned to the jointly owned business. Exercise of the equity option would be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee the Company paid to FCA on May 1, 2013 should be impaired.
Until January 31, 2017, SC had a flow agreement with Bank of America whereby the Company was committed to sell a contractually determined amount of eligible Chrysler Capital loans to Bank of America on a monthly basis, depending on the amount and credit quality of eligible current month originations and prior month sales. The agreement originally extended through May 31, 2018. On July 27, 2016, the flow agreement was amended to reduce the maximum commitment to sell eligible loans each month to $300,000. On October 27, 2016, Bank of America notified the Company that it was terminating the flow agreement effective January 31, 2017, and accordingly, the flow agreement is now terminated. For loans sold under the agreement, SC retains the servicing rights at contractually agreed-upon rates. The Company may also receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.

The Company has sold loans to Citizens Bank of Pennsylvania (CBP) under terms of a flow agreement and other predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP, which increased the servicing fees. This amendment amended the flow agreement between CBP and SC, effective August 1, 2015, to reduce CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter. On February 13, 2017, the Company and CBP entered into a mutual agreement to terminate the flow agreement effective May 1, 2017.
Segments
The Company has one reportable segment: Consumer Finance, which includes SC's vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes the Company's personal loan and point-of-sale financing operations.
Subsidiaries
SC has two principal consolidated wholly-owned subsidiaries: Santander Consumer USA Inc. and Santander Consumer International Puerto Rico, LLC (a wholly-owned subsidiary of Santander Consumer USA Inc.).
Employees
At December 31, 2016, SC had approximately 5,100 employees, none of whom are represented by a collective bargaining agreement.
Geographic Financial Information
For the years ended December 31, 2016, 2015 and 2014, all of the Company's revenues were derived from the United States. As of December 31, 2016 and 2015, all of the Company's long-lived assets were located in the United States.
Seasonality
SC's origination volume is generally highest in March and April each year due to consumers receiving tax refunds, which provides additional discretionary income. The Company's delinquencies are generally highest in the period from November through January due to consumers’ holiday spending, which reduces income available for car payments.
Intellectual Property
SC has the right to use the Santander name on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, which only extends to uses in connection with SC's current and future operations within the United States. Santander may terminate the license at any time Santander ceases to own, directly or indirectly, 50% or more of the Company's common stock.
In connection with the Company's agreement with FCA, SC has been granted a limited, non-exclusive, non-transferable, royalty-free license to use certain FCA trademarks, including the term “Chrysler Capital,” for as long as the Chrysler Agreement is in effect. SC is required to adhere to specified guidelines and other usage instructions related to these trademarks, as well as to obtain prior written approval of any materials, including financing documents and promotional materials, using the trademarks. This license does not grant SC any ownership rights in FCA's trademarks.
In connection with the 2008 acquisition of Roadloan.com, a direct-to-consumer online platform, the Company purchased the "Roadloan.com" trade name which constitutes an intellectual property right.
Competition
The automotive finance industry is highly competitive. SC competes on the pricing offered on loans and leases as well as the customer service provided to automotive dealer customers. Pricing for these loans and leases is transparent because SC, along with industry competitors, post pricing for loans and leases on web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare SC's pricing against competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet each individual dealer’s needs.
The Company can effectively compete because SC's proprietary scorecards and industry experience enable appropriate risk pricing. In addition, SC benefits from FCA subvention programs through the Chrysler Agreement. The Company has developed strong dealer relationships through a nationwide sales force and a long history in the automotive finance space. Further, the Company expects to continue deepening dealer relationships through the Chrysler Capital product offerings.
SC's primary competitors to SC in the vehicle finance space are:

•	national and regional banks;

•	credit unions;

•	independent financial institutions; and

•	the affiliated finance companies of automotive manufacturers.
While the used car financing market is fragmented with no single lender accounting for more than 10% of the market, there are a number of competitors in both the new and used car markets that have substantial positions nationally or in the markets in which they operate. Some of SC's competitors may have lower cost structures, or funding costs, and be less reliant on securitizations. The Company believes it can compete effectively by continuing to expand and deepen its relationships with dealers. In addition, through its Chrysler Capital brand, the Company benefits from FCA’s subvention programs and relationships with its dealers.
Supervision and Regulation
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending Act (TILA); Equal Credit Opportunity Act (ECOA), Electronic Fund Transfer Act (EFTA), Fair Credit Reporting Act (FCRA), Fair Debt Collection Practices Act (FDCPA), Consumer Leasing Act, Servicemembers Civil Relief Act, Telephone Consumer Protection Act, Financial Institutions Reform, Recovery, and Enforcement Act, Dodd-Frank Act and Gramm-Leach-Bliley Act (GLBA), as well as various state laws. SC is subject to inspections, examinations, supervision, and regulation by the Securities and Exchange Commission (SEC), the Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission (FTC), and the Department of Justice (DOJ) and by regulatory agencies in each state in which the Company is licensed. In addition, SC is directly and indirectly, through its relationship with SHUSA, subject to certain banking and financial services regulations, including oversight by the Office of the Comptroller of the Currency (OCC), the European Central Bank (ECB), and the Federal Reserve Bank of Boston (FRBB), which has the ability to limit certain of its activities, such as the timing and amount of dividends and certain transactions that it might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on its growth. Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A—Risk Factors of this Annual Report on Form 10-K.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Congress enacted comprehensive financial regulatory reform legislation on July 21, 2010. A significant focus of the new law (the Dodd-Frank Act) is heightened consumer protection. The Dodd-Frank Act established the CFPB, which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including SC, and explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that various forms of alternative financial services or specific features of consumer loan products should be a regulatory priority. It is possible that at some time in the future the CFPB could propose and adopt rules making such lending services materially less profitable or impractical, which may impact finance loans or other products that the Company offers.
In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which includes SC, take steps to monitor and impose controls over dealer markup policies, whereby dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender. SC has implemented a policy whereby SC's dealers are allowed to mark up interest rates by a maximum of 1.75%. SC remediates dealer mark-up above 1.75% to the customer. SC has also implemented procedures and controls in order to improve its oversight of its dealers and markup. SC will continue to evaluate this policy for effectiveness, and may make further changes to strengthen oversight of dealers and markup.
The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially, the business of dealers and other lenders in the vehicle finance market. This potential impact on dealers and lenders could increase the Company's regulatory compliance requirements and associated costs.
In addition to granting certain regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties.
The Dodd-Frank Act also included risk retention requirements. In 2014, six federal agencies approved a final rule implementing these requirements. The rule generally requires sponsors of Asset Backed Securitizations (ABS) to retain at least five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Compliance with the risk retention rules began with respect to offerings of ABS (other than ABS collateralized by residential mortgages) on December 24, 2016.
Dividend Restrictions
The Dodd-Frank Act also requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the Federal Reserve Board on an annual basis. On March 26, 2014, the FRBB informed SHUSA that, based on qualitative concerns, it objected to SHUSA’s capital plan (the capital plan) that SHUSA had previously submitted to the FRBB. On May 1, 2014, the Company's Board declared a dividend of $0.15 per share of SC's common stock, payable on May 30, 2014 to shareholders of record on May 12, 2014 (the May Dividend).
The FRBB informed SHUSA on May 22, 2014, that it did not object to the Company's payment of the May Dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA’s consolidated capital position would be unaffected by the May Dividend. On May 30, 2014, Santander provided $21.0 million of additional capital to SHUSA, and the Company paid the May Dividend. The FRBB also informed SHUSA that, until the FRBB issues a written non-objection to SHUSA’s capital plan, any future SC dividend would require prior receipt of a written non-objection from the FRBB.
On September 15, 2014, SHUSA entered into a written agreement with the FRBB memorializing prior discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including SC, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRBB a capital plan and the FRBB has issued a written non-objection to the plan, or the FRB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRBB issues a written non-objection to a capital plan submitted by SHUSA or the FRBB otherwise issues its written non-objection to the payment of a dividend by the Company.
Regulation AB II
In response to investor requests for greater transparency, on August 27, 2014, the SEC unanimously voted to adopt final rules known as "Regulation AB II," that, among other things, expanded ABS disclosure requirements and modified the offering and shelf registration process. All offerings of publicly registered ABS and all reports under the Exchange Act for outstanding publicly registered ABS must comply with the new rules and disclosures on or after November 23, 2015, except asset-level disclosures. Compliance with these new rules regarding asset-level disclosures is required for all offerings of publicly registered ABS on or after November 23, 2016. The Company must comply with these rules, which will affect the Company's public securitization platform.
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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of the Company through its relationship with Santander. During the period covered by this annual report:

•
Santander U.K. holds two savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander U.K. on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander S.A.

•
Santander U.K. held a savings account for a customer resident in the U.K. who is currently designated by the U.S. under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander U.K. on this account in the year ended December 31, 2016 was negligible relative to the overall revenues of Banco Santander S.A.

•
Santander U.K. held a current account for a customer resident in the U.K. who is currently designated by the U.S. under the SDGT sanctions program. The current account was closed on December 22, 2016. Revenue generated by Santander U.K. on this account in the year ended December 31, 2016 was negligible relative to the overall revenues of Banco Santander S.A.

•
Santander U.K. holds two frozen current accounts for two U.K. nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander U.K. Collections & Recoveries department. Revenues and profits generated by Santander U.K. on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander S.A.

•
In addition, during the year ended December 31, 2016, Santander U.K. had an OFAC match on a power of attorney account. The power of attorney listed on the account is currently designated by the U.S. under the SDGT and Iranian Financial Sanctions Regulations (IFSR) sanctions program. The power of attorney was removed from the account on July 29, 2016. During the year ended December 31, 2016, revenues and profits generated by Santander U.K. were negligible relative to the overall revenues and profits of Banco Santander S.A.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation of Weapons of Mass Destruction (NPWMD) designation, held a mortgage with Santander U.K. that was issued prior to such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although the Company continued to receive repayment installments prior to redemption. Revenues generated by Santander U.K. on this account in the year ended December 31, 2016 were negligible relative to the overall revenues of Banco Santander S.A. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and bank checks issued to the customer. Revenues generated by Santander U.K. on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues of Banco Santander S.A.

•
In addition, during the year ended December 31, 2016, Santander U.K. held a basic current account for an Iranian national, resident in U.K., previously designated under the OFAC Iran designation. The account was closed in

September 2016. Revenues generated by Santander U.K. on this account in the year ended December 31, 2016 were negligible relative to the overall revenues of Banco Santander S.A.

In addition, Santander has an outstanding legacy export credit facility with Bank Mellat. In 2005 Banco Santander S.A. participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matured on July 6, 2015. As of December 31, 2016, Santander was owed €0.1 million not paid at maturity under this credit facility, corresponding to the 5% that was not covered by official export credit agencies.

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

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2016, which were negligible relative to the overall revenues and profits of Banco Santander, S.A. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.
Available Information
All reports filed electronically by the Company with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. These forms are also accessible at no cost on the Company’s website at www.santanderconsumerusa.com. The information contained on SC's website is not being incorporated herein.

ITEM 1A.    RISK FACTORS

The Company is subject to a number of risks that could materially and adversely affect our business, financial condition and results of operations in addition to other possible adverse consequences. We operate in a continually changing business and regulatory environment and, therefore, new risks emerge from time to time. The following are the risks of which we are currently aware that could be material to our business.

Risks Related to our Business

Legal, Regulatory and Compliance Risks

We operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect our business, financial condition and results of operations.

Due to the highly regulated nature of the consumer finance industry, we are required to comply with a wide array of federal, state, and local laws and regulations that affect, among other things, the manner in which we conduct our origination and servicing operations. These regulations directly impact our business and require constant compliance, monitoring, and internal and external audits. Although we have an enterprise-wide compliance framework structured to continuously monitor our activities, compliance with applicable law is costly and may create operational constraints.

These laws and their implementing regulations include, among others, usury laws, Anti-Money Laundering requirements (Bank Secrecy Act and USA PATRIOT Act), ECOA, Fair Debt Collection Practices Act (FDCPA), Fair Credit Reporting Act (FCRA), Privacy Regulations (Gramm-Leach Bliley Act (GLBA) and Right to Financial Privacy Act), Electronic Funds Transfer Act (EFTA), SCRA, Telephone Consumer Protection Act, Truth-in-Lending Act (TILA), Financial Institutions Reform, Recovery and Enforcement Act, the Consumer Leasing Act, the Dodd-Frank Act and requirements related to unfair, deceptive, or abusive acts or practices.

Many states and local jurisdictions have consumer protection laws analogous to, or in addition to, those listed above. These federal, state, and local laws regulate the manner in which financial institutions deal with customers when making loans or conducting other types of financial transactions.

New legislation and regulation may include changes with respect to consumer financial protection measures and systematic risk oversight authority. Such changes present the risk of financial loss due to regulatory fines or penalties, restrictions or suspensions of business, or costs associated with compliance or mandatory corrective action as a result of failure to adhere to applicable laws, regulations, and supervisory guidance. Failure to comply with these laws and regulations could also give rise to regulatory sanctions, customer rescission rights, actions by state and local attorneys general, civil or criminal liability, or damage to our reputation, which could materially and adversely affect our business, financial condition, and results of operations.

Other regulatory reforms adopted or proposed in the wake of the financial crisis have materially increased and may continue to materially increase our operating costs and negatively impact our business model. In addition, the volume, granularity, frequency and scale of regulatory and other reporting requirements necessitate a clear data strategy to enable consistent data aggregation, reporting and management. Inadequate management information systems or processes, including those relating to risk data aggregation and risk reporting, could lead to a failure to meet regulatory reporting requirements, or other internal or external information demands, and we may face supervisory measures as a result.

We are subject to certain banking regulations that limit our business activities, including our ability to pay dividends and enter into certain business transactions without the approval of the FRBB.

Because our controlling shareholder, SHUSA, is a bank holding company and because we provide third party services to banks, we are directly and indirectly subject to certain banking and financial services regulations, including oversight by the FRBB, the ECB, and the OCC. We also are subject to oversight by the CFPB. Such regulations and oversight could limit the activities and the types of businesses that we may conduct. The FRBB has broad enforcement authority over bank holding companies and their subsidiaries. The FRBB could exercise its power to restrict SHUSA from having a non-bank subsidiary that is engaged in any activity that, in the FRBB’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. This power includes the authority to prohibit or limit the payment of dividends if, in the FRBB’s opinion, such payment would constitute an unsafe or unsound practice. Moreover, certain banks and bank holding companies, including SHUSA, are required to perform a stress test and submit a capital plan to the FRBB on an annual basis, and to receive a notice of non-objection, or approval, to the plan from the FRBB before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments.

Due to the FRBB's objections, based on qualitative concerns, in 2014, 2015 and 2016 to SHUSA’s capital plan submissions, we currently are prohibited from paying dividends until either the FRBB issues a non-objection to SHUSA's next capital plan submission or otherwise approves a planned dividend payment. Also, on September 15, 2014, SHUSA entered into a written agreement with the FRBB memorializing prior discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including us, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of FRBB.

SHUSA and the Company also are subject to increasingly stringent oversight by the FRBB due to the FRBB’s objection to SHUSA’s capital plan submissions and, in response, SHUSA has made a concentrated effort to improve its and its subsidiaries' governance, oversight and internal controls, policies, procedures and functions, including as they relate to us. We have incurred, and expect to continue to incur, higher costs than originally anticipated in connection with ensuring compliance with, and assisting SHUSA in, the CCAR process.

The FRBB may also impose substantial fines and other penalties for violations that we may commit, and has the authority to approve or disallow acquisitions or other activities we may contemplate, which may limit our future growth plans. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

The suspension of our ability to pay dividends or other limitations placed on us by the FRBB, the ECB, or any other regulator and additional costs associated with regulatory compliance could have a material adverse effect on us and the trading price of our common stock.

We are or may become involved in investigations, examinations, and proceedings by government and self-regulatory agencies, which may result in material adverse consequences to our business, financial condition and results of operations.

From time to time, we are or may become involved in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies, including, among others, the FRBB, the CFPB, the DOJ, the SEC, the FTC and various state regulatory and enforcement agencies. Currently, such proceedings include a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, the Company received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. In addition, on August 3, 2016, the SEC issued a subpoena to us requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since 2013. We also have received civil subpoenas from various state Attorneys General requesting similar documents and communications. We are complying with the requests for information and document preservation and continues to discuss these matters with the relevant government authorities. On January 10, 2017, the Attorney General of the State of Mississippi (the Mississippi AG) filed a lawsuit against us alleging that we engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act and seeks unspecified civil penalties, equitable relief and other relief.

On November 4, 2015, we entered into an Assurance of Discontinuance (AOD) with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG had alleged that we violated the maximum permissible interest rates allowed by Massachusetts law due to the inclusion of guaranteed auto protection (GAP) charges in the calculation of finance charges. Among other things, the AOD requires us, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires us to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150,000 to the Massachusetts AG to reimburse its costs in implementing the AOD.

On February 25, 2015, we entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires us to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by us and $5,000 per servicemember for each instance where we sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also requires us to undertake additional remedial measures. The consent order also subjects us to monitoring by the DOJ for compliance with SCRA for a period of five years.

On July 31, 2015, the CFPB notified us that it had referred to the DOJ certain alleged violations by the Company of the ECOA regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by the Company and (ii) the treatment of certain types of income in our underwriting process. On September 25, 2015, the DOJ notified us that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of our pricing of automobile loans.

Each of the matters set forth above may result in material adverse consequences to us including, without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.

We are subject to capital planning and systemic risk regimes as a subsidiary of SHUSA, which impose significant restrictions and requirements.

As a bank holding company with $50 billion or more of consolidated assets, SHUSA is required to conduct periodic stress tests that are evaluated by the FRBB. As a subsidiary of SHUSA, the predicted performance of the Company under the stress test conditions must be taken into account when SHUSA conducts these periodic stress tests. SHUSA is also required to submit a proposed capital action plan to the FRBB annually that includes a description of all planned capital actions, including all planned capital actions by the Company, over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRBB determines could have an impact on SHUSA’s consolidated capital. The proposed capital action plan must also include a discussion of how SHUSA would maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total-risk-weighted assets ratio of five percent, and serve as a source of strength to SBNA, a wholly-owned subsidiary of SHUSA. The FRBB will either object to a proposed capital plan, in whole or in part, or provide notice of non-objection. A failure to receive a notice of non-objection, or an approval, from the FRBB prohibits us from paying dividends and making other capital distributions. As noted above, the FRBB objected to SHUSA’s proposed capital plans in 2014, 2015 and 2016, and we currently are prohibited from paying dividends and making other capital distributions until either the FRBB issues a non-objection to SHUSA's next capital plan submission or a non-objection to a planned dividend payment, including pursuant to the 2014 Written Agreement with the FRBB.

In February 2014, the Federal Reserve Board issued a final rule to implement certain of the enhanced prudential standards mandated by Section 165 of the Dodd-Frank Act for large bank holding companies such as SHUSA. The final rule generally became effective on January 1, 2015. Among other things, the final rule requires SHUSA to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures and imposes certain requirements, duties and qualifications for the risk committee and chief risk officers of SHUSA. SHUSA calculates its liquidity figures on a consolidated basis with certain of its subsidiaries, including us. As a result, our predicted performance under the liquidity stress event must be taken into account when SHUSA conducts its 30-day liquidity stress event analysis. Due to these requirements, we will be required to have an increased amount of liquidity and will incur increased costs of funding and liquidity capacity.

These enhanced prudential standards could adversely affect our business, financial condition and results of operations.

Our business may be adversely affected upon our implementation of the revised capital requirements under the U.S. Basel III final rules.

In December 2010, the Basel Committee reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking regulators finalized rules implementing the U.S. Basel III capital framework and related Dodd-Frank Act provisions. The U.S. Basel III final rules represent substantial revisions to the previously effective regulatory capital standards for U.S. banking organizations. SHUSA became subject to the U.S. Basel III final rules beginning January 1, 2015. Certain aspects of the U.S. Basel III final rules, including new capital buffers and regulatory capital deductions, will be phased in over several years. The U.S. Basel III final rules subject SHUSA to higher minimum risk-based capital ratios and a capital conservation buffer above these minimum ratios. SHUSA calculates its capital figures on a consolidated basis with certain of its subsidiaries, including us. Failure to maintain the full amount of the buffer would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers.

If SHUSA were to fail to satisfy regulatory capital requirements, SHUSA, together with its subsidiaries, including us, may be subject to serious regulatory sanctions ranging in severity from being precluded from making acquisitions or engaging in new activities to becoming subject to informal or formal supervisory actions by the FRBB. If any of these were to occur, such actions could prevent us from successfully executing our business plan and could have a material adverse effect on our business, financial condition and results of operations. To maintain its status as a financial holding company (FHC), SHUSA and its bank subsidiary and our affiliate, SBNA, must remain “well-capitalized” and “well-managed,” as defined under applicable law.

For the current capital planning and stress testing cycle that began in April 2016, the Dodd-Frank company-run stress tests and supervisory stress tests to which SHUSA is subject, the annual capital plan that SHUSA must submit and the Federal Reserve Board’s annual post-stress capital analysis under the CCAR must incorporate the more stringent capital requirements in the U.S. Basel III final rules as they are phased in over the nine-quarter forward-looking planning horizon. We are prohibited from paying dividends and making other capital distributions until the FRBB either issues a non-objection to SHUSA's next capital plan submission or a non-objection to a planned dividend payment.

The Dodd-Frank Act and the creation of the CFPB, in addition to associated rules and guidance, will likely continue to increase our regulatory compliance burden and associated costs.

The Dodd-Frank Act introduced a substantial number of reforms that continue to reshape the tenor and structure of financial services industry regulation. In particular, the Dodd-Frank Act, among other things, created the CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to financial products and services.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes us, take steps to monitor and impose controls over dealer markup policies where dealers charge consumers higher interest rates as compensation for facilitating the loan, with the markup shared between the dealer and the lender. The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance. From 2013 to present, the CFPB and the DOJ have entered into consent orders with multiple lenders pertaining to allegations of disparate impact regarding auto dealer markups. These consent orders have required lenders to revise their pricing and compensation systems to substantially reduce dealer discretion and other financial incentives to mark up interest rates and to pay restitution to borrowers as well as fines and penalties.  If the CFPB continues to enter into consent decrees with lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase our regulatory compliance requirements and associated costs. Unlike competitors that are banks, we are subject to the licensing and operational requirements of states and other jurisdictions, and our business would be adversely affected if we lost our licenses.

The Dodd-Frank Act also included risk retention requirements. In October 2014, six federal agencies approved a final rule implementing these requirements. The rule generally requires sponsors of ABS to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Compliance with the risk retention rules was required with respect to offerings of ABS (other than ABS collateralized by residential mortgages) beginning December 24, 2016. Certain of our securitization structures may be adversely impacted by the risk retention requirement.

Unlike competitors that are banks, we are subject to the licensing and operational requirements of states and other jurisdictions, and our business would be adversely affected if we lost our licenses.

Because we are not a nationally-chartered depository institution, we do not benefit from exemptions to state loan servicing or debt collection licensing and regulatory requirements. To the extent that they exist, we must comply with state licensing and various operational compliance requirements in all 50 states and the District of Columbia. These include, among others, requirements regarding form and content of contracts, other documentation, collection practices and disclosures, and record keeping. We are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws, or increased fees. Currently, we have all required licenses, as applicable, to do business in all 50 states and the District of Columbia.

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

We are subject to potential intervention by any of our regulators or supervisors.

As noted above, our business and operations are subject to increasingly significant rules and regulations applicable to conducting banking and financial services business. These apply to business operations, affect financial returns, include reserve and reporting requirements, and prudential and conduct of business regulations. These requirements are set by the relevant central banks and state and federal regulatory authorities that authorize, regulate and supervise us in the jurisdictions in which we operate.

In their supervisory roles, the regulators seek to maintain the safety and soundness of financial institutions and the financial system as a whole, with the aim of strengthening, but not guaranteeing, the protection of customers and the financial system. The supervisors' continuing supervision of financial institutions is conducted through a variety of regulatory tools, including the collection of information by way of prudential examinations and requests, reports obtained from skilled persons, visits to firms and regular meetings with management to discuss issues such as performance, risk management and strategy. In general, these regulators have a more outcome-focused regulatory approach that involves more proactive enforcement and more punitive penalties for infringement. As a result, we face increased supervisory intrusion and scrutiny (resulting in increasing internal compliance costs and supervision fees), and in the event we fail to meet regulatory obligations or expectations we are likely to face more stringent regulatory fines. Some of the regulators are focusing strongly on consumer protection and on conduct risk, and will continue to do so. This has included a focus on the design and operation of products, the treatment of customers and the operation of markets.

Some of the laws in the jurisdictions in which we operate give the regulators the power to make temporary product intervention rules either to improve a firm’s systems and controls in relation to product design, product management and implementation, or to address problems identified with financial products. These problems may potentially cause significant detriment to consumers because of certain product features or governance flaws or distribution strategies. Such rules may prevent institutions from entering into product agreements with customers until such problems have been solved. Some of the regulatory regimes in the relevant jurisdictions in which we operate require us to be in compliance across all aspects of our business, including the training, authorization and supervision of personnel, systems, processes and documentation. If we fail to be compliant with such regulations, there likely would be an adverse impact on our business from sanctions, fines or other actions imposed by the regulatory authorities.

Customers of financial services institutions, including our customers, may seek redress for loss as a result of inaccuracies or misrepresentations made during the sale of a particular product or through incorrect application of the terms and conditions of a particular product. An adverse outcome in litigation related to these matters could harm our reputation or have a material adverse effect on our business, financial condition and results of operations arising from any penalties imposed or compensation awarded, together with the costs of defending such an action, thereby reducing our profitability.

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

Additionally, we are party to two purported securities class action lawsuits and two shareholder derivative complaints.

We are party to a purported securities class action lawsuit seeking to represent a class consisting of all those who purchased or otherwise acquired our securities pursuant and/or traceable to our Registration Statement and Prospectus issued in connection with our IPO, and a class consisting of all those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The amended class action complaint alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s compliance systems and ability to pay dividends. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 2, 2016, the plaintiffs moved to certify the proposed classes.

We are also party to a purported securities class action lawsuit seeking to represent a class consisting of all those who purchased our securities between February 3, 2015 and March 15, 2016. The complaint alleges, among other things, that certain of our public disclosures contained misleading statements regarding our accounting methodology for estimating credit loss allowance. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief.

Additionally, we are party to a shareholder derivative complaint pending in the Court of Chancery of the State of Delaware. The lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company's nonprime auto lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, this derivative action was stayed, pending the resolution of the first securities class action.

We are also party to an additional shareholder derivative complaint pending in the Court of Chancery of the State of Delaware. The lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties by causing the Company to lack adequate internal controls and engage in improper activities, causing harm to the Company. The complaint seeks unspecified damages and equitable relief.

We evaluate these and other litigation claims and legal proceedings to assess the probability of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates, and any adverse resolution of litigation pending or threatened against us could negatively impact our financial position, liquidity, and results of operations.

Negative publicity associated with litigation, governmental investigations, regulatory actions, and other public statements could damage our reputation.

From time to time, there are negative media stories about us or the nonprime credit industry. These stories may follow the announcement of actual or threatened litigation or regulatory actions involving us or others in our industry. Our ability to attract consumers is highly dependent upon external perceptions of our level of service, trustworthiness, business practices, and financial condition. Negative publicity about such matters, our alleged or actual practices, or our industry generally could adversely affect our business, financial condition and results of operations, including our ability to retain and attract employees.

An incorrect interpretation of tax laws and regulations may adversely affect us.

The preparation of our tax returns requires the use of estimates and interpretations of complex tax laws and regulations, and is subject to review by taxing authorities. We are subject to the income tax laws of the United States and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution, are reached. In establishing a provision for income tax expense and filing returns, we must make judgments and interpretations about the application of these inherently complex tax laws. If the judgments, estimates, and assumptions we use in preparing our tax returns are subsequently found to be incorrect, there could be a material effect on our results of operations.

Changes in taxes and other assessments may adversely affect us.

The legislatures and tax authorities in the tax jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments and, occasionally, enactment of temporary taxes, the proceeds of which are earmarked for designated governmental purposes. The effects of these changes and any other changes that result from enactment of additional tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our business.

Liquidity and Financing Risks

Our business could be negatively impacted if our access to funding is reduced.

We rely upon our ability to sell securities in the ABS market and upon our ability to access various credit facilities to fund our operations. The ABS market, along with credit markets in general, experienced unprecedented disruptions during the economic downturn. Although market conditions have improved since 2009, for a number of years following the economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain ABS (particularly those securities backed by nonprime collateral). The demand for lower credit grade ABS could become limited or illiquid, as it did during the 2008 and 2009 economic downturn, restricting our ability to access the ABS market for nonprime collateralized receivables. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets. Also, regulatory reforms requires us to retain a minimum specified portion (5%) of the credit risk on assets collateralizing ABS issuances, reducing the amount of liquidity otherwise generally available through ABS programs. As a result of these risks, there can be no assurance that we will continue to be successful in selling securities in the ABS market. Adverse changes in our ABS program or in the ABS market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins, or cause us to hold assets until investor demand improves.

We also depend on various credit facilities and flow agreements to fund our future liquidity needs. We cannot guarantee that these financing sources will continue to be available beyond the current maturity dates, on reasonable terms, or at all. For example, our flow agreement with Bank of America terminated effective January 31, 2017, and our flow agreement with CBP will terminate effective May 1, 2017. We are currently seeking to enter into new flow agreements with one or more parties; however, there can be no assurance that the new flow agreements will be executed or that the new flow agreements will be on terms as favorable to prior agreements, including our prior flow agreements with Bank of America and CBP.

As our volume of loan acquisitions and originations increases, especially due to our relationship with FCA, we will require the expanded borrowing capacity of existing or additional credit facilities and flow agreements. The availability of these financing sources depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of Santander and the other banks that participate in our credit facilities and flow agreements, and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants, which could reduce our access to bank funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, or the liquidation of certain assets.

We are not isolated from general market conditions that may affect issuers of ABS and other borrowers, and we could experience increased risk premiums or funding costs in the future. In addition, if the sources of funding described above are not available to us on a regular basis for any reason, we may have to curtail or suspend our loan acquisition and origination activities. Downsizing the scale of our business would have a material adverse effect on our financial position, liquidity, and results of operations.

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

We apply financial leverage to our operations, which may materially adversely affect our business, financial condition and results of operations.

We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 81.3% as of December 31, 2016. Although our total borrowings are restricted by covenants in our credit facilities and market conditions, we may change our target borrowing levels at any time. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.

Our indebtedness and other obligations are significant and impose restrictions on our business.

We have a significant amount of indebtedness. At December 31, 2016 and 2015, we had $31.3 billion and $30.4 billion, respectively, in principal amount of indebtedness outstanding (including $29.7 billion and $29.0 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted 14.6% of our total net finance and other interest income, net of leased vehicle expense, for the twelve months ended December 31, 2016.

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

Additionally, certain of our credit facilities contain minimum tangible net worth requirements, and certain of our credit facilities contain covenants that require timely filing of periodic reports with the SEC.  In 2016, the Company failed to timely file our periodic reports with the SEC, but the Company was able to obtain waivers under the applicable credit facilities for our failure to file such periodic reports.  While the Company was able to obtain such waivers during 2016, there can be no assurance that we would be able to obtain similar waivers, if needed, in the future.  Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer.  Such an event of default could have a material adverse effect on our financial condition, liquidity, and results of operations.

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

In addition, certain of our funding arrangements may require us to make payments to third parties if losses exceed certain thresholds, including, for example, certain of our flow agreements and arrangements with certain third-party loan originators of loans that we purchase on a periodic basis.

Credit Risks

Our financial condition, liquidity and results of operations depend on the credit performance of our loans.

As of December 31, 2016, more than 83% of our vehicle consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless will experience higher default rates than a portfolio of obligations of prime obligors. In the event of a default on an auto loan, generally the most practical alternative is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables. We repossessed 300,526 vehicles, incurring $2.3 billion in net losses, during the twelve months ended December 31, 2016, of which 289,770 repossessions and $2.1 billion of net losses were on nonprime receivables. We experienced a default rate of 8.7% for nonprime receivables and 4.6% for prime receivables during the twelve months ended December 31, 2016.

In addition, our prime portfolio has grown in proportion to our overall portfolio over the past several years. While prime portfolios typically have lower default rates than nonprime portfolios, we have less ability to make risk adjustments to the pricing of prime loans compared to nonprime loans. As a result, a larger proportion of our business will consist of loans with respect to which we have less flexibility to adjust pricing to absorb losses. As a result of these factors, we may sustain higher losses than anticipated in our prime portfolio. Additionally, if our prime loan losses are higher than expected then we may also be at risk with regards to our forecasted losses, which could impact our loss reserves.

Our allowance for credit losses and impairments may prove to be insufficient to absorb probable losses inherent in our loan portfolio.

We maintain an allowance for credit losses, established through a provision for credit losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our originated loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends using existing quantitative and qualitative information, all of which are subject to material changes.

For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. Our credit loss allowance as of December 31, 2016, is $3.4 billion, or 12.6% of outstanding principal balances. The determination of the appropriate level of the allowance for credit losses and nonaccretable difference inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for credit losses. In addition, if net charge-offs in future periods exceed the allowance for credit losses, we will need to make additional provisions to increase the allowance. There is no precisely accurate method for predicting credit losses, and we cannot provide assurance that our current or future credit loss allowance will be sufficient to cover actual losses.

The process for determining our allowance for credit losses is complex, and we may from time to time make changes to our process for determining our allowance for credit losses. In addition, regulatory agencies periodically review our allowance for credit losses, as well as our methodology for calculating our allowance for credit losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of management. Changes that we make to enhance our process for determining our allowance for credit losses may lead to an increase in our allowance for credit losses. Any increase in our allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on us and material changes to our methodology for determining our allowance for loan losses could result in the need to restate our financial statements or fines, penalties, potential regulatory action and damage to our reputation.

Market Risks

Adverse economic conditions in the United States and worldwide may negatively impact our business, financial condition and results of operations.

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown such as the 2008 and 2009 economic downturn, delinquencies, defaults, repossessions, and losses generally increase while proceeds from auction sales decrease. These periods may also be accompanied by increasing unemployment rates, decreasing consumer demand for automobiles and other consumer products, and declining values of automobiles and other consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default.

Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles and other consumer products as well as weaken collateral values on certain types of automobiles and other consumer products. Although declines in commodity prices, and more particularly gasoline prices, generally are financially beneficial to the individual consumer, such declines may also have a negative impact on unemployment rates in geographic areas that are highly dependent upon the oil and natural gas industry, which could adversely affect the credit quality of consumers in those areas.

Our balance sheet consists of predominantly nonprime consumers, which are associated with higher than average delinquency rates. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income.

Furthermore, our business is significantly affected by monetary and regulatory policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us through interest rate changes, costs of compliance with increased regulation, and other factors. Although market conditions have improved since the 2008-2009 economic downturn, conditions remain challenging for financial institutions. In addition, the global recession and disruption of the financial markets led to concerns over the solvency of certain European countries, affecting these countries’ capital markets access and in some cases sovereign credit ratings, as well as market perception of financial institutions that have significant direct or indirect exposure to these countries. These concerns continue even as the global economy is recovering and some previously stressed European economies have experienced at least partial recoveries from their low points during the recession. The global market volatility increased in recent months due to the U.S. presidential election and the expectations for a more growth-oriented economic policy. However, higher pressure exists for keeping the existing growth path if inflation rates and interest rate levels increase more than expected. If realized, these risk scenarios could contribute to severe financial market stress or a global recession, likely affecting the economy and capital markets in the United States as well.

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

Our business, financial condition and results of operations could be materially adversely affected if the value of used cars declines, resulting in lower residual values of our vehicle leases and lower recoveries in sales of repossessed vehicles.

General economic conditions, the supply of off-lease and other used vehicles to be sold, new vehicle market prices and marketing programs, vehicle brand image and strength, perceived vehicle quality, general consumer preference and confidence levels, seasonality, and overall price and price volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices and thus the residual value of our leased vehicles and the amount we recover in remarketing repossessed vehicles. We expect our financial results to be more sensitive to used auto prices as leases continue to become a larger part of our business.

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

Lower used vehicle prices also reduce the amount we can recover when remarketing repossessed vehicles that serve as collateral on the underlying loans. As a result, declines in used vehicle prices could have a negative impact on our business, financial condition and results of operations.

Our growth, asset quality and profitability may be adversely affected by volatile macroeconomic and political conditions.

In addition, our revenues are subject to risk of loss from unfavorable political and diplomatic developments, social instability, and changes in governmental policies, international ownership legislation, interest-rate caps and tax policies.

Growth, asset quality and profitability may be affected by volatile macroeconomic and political conditions.

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

General Business and Industry Risks

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

Our agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. If we fail to meet certain of these performance conditions, FCA may elect to terminate the agreement.

In February 2013, we entered into a ten-year Master Private Label Financing Agreement (the Chrysler Agreement) with FCA whereby we launched the Chrysler Capital brand, which originates private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services that we provide under the Chrysler Agreement, which launched May 1, 2013, include credit lines to finance FCA-franchised dealers’ acquisitions of vehicles and other products that FCA sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, financing for commercial and fleet customers, and ancillary services. In addition, we may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. In accordance with the terms of the Chrysler Agreement, in May 2013 we paid FCA a $150 million upfront, nonrefundable payment, which will be amortized over ten years. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.

As part of the Chrysler Agreement, we received limited exclusivity rights to participate in specified minimum percentages of certain of FCA's financing incentive programs, which include loan rate subvention and automotive lease residual support subvention. We have committed to certain revenue sharing arrangements. We bear the risk of loss on loans originated pursuant to the Chrysler Agreement, while FCA shares in any residual gains and losses in respect of automotive leases, subject to specific provisions in the Chrysler Agreement, including limitations on our participation in gains and losses. In addition, under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in an operating entity through which the financial services contemplated by the Chrysler Agreement are offered and provided, through either an equity interest in the new entity or participation in a joint venture or other similar business relationship or structure. There is no maximum limit on the size of FCA’s potential equity participation. Although the Chrysler Agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that we ultimately receive less than what we believe to be the fair market value for such interest.

The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. We have not met these penetration rates in the past and may not meet these penetration rates in the future. If we continue not to meet these specified penetration rates, FCA may elect to terminate the Chrysler Agreement. FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) we become, control, or become controlled by, an OEM that competes with FCA or (iii) certain of our credit facilities become impaired.

The loans and leases originated through Chrysler Capital are expected to provide us with a significant portion of our projected growth over the next several years. Our ability to realize the full strategic and financial benefits of our relationship with FCA depends in part on the successful development of our Chrysler Capital business, which will require a significant amount of management’s time and effort. If we are unable to realize the expected benefits of our relationship with FCA, or if the Chrysler Agreement were to terminate, there would be a materially adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, credit quality of our portfolio, liquidity, funding and growth, and the Company’s ability to implement its business strategy would be materially adversely affected.

Our business, financial condition and results of operations could be negatively impacted if we fail to manage and complete divestitures.

We regularly evaluate our portfolio in order to determine whether an asset or business may no longer be aligned with our strategic objectives. For example, in October     2015, we disclosed a decision to exit our personal lending business and to explore strategic alternatives for our existing personal lending assets. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also experience greater costs and dissynergies than expected, and the impact of the divestiture on our revenue may be larger than projected. Additionally, we may ultimately dispose of assets or a business at a price or on terms that are less favorable than those we had originally anticipated. After reaching a definitive agreement with a buyer, we typically must satisfy pre-closing conditions and the completion of the transaction may be subject to regulatory and governmental approvals. Failure of these conditions and approvals to be satisfied or obtained may prevent us from completing the transaction. Divestitures involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, and a decrease in revenues and earnings associated with the divested business. Divestitures may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could have a material adverse impact on our business, financial condition and results of operations.

Our two primary personal lending relationships have been with LendingClub and Bluestem. We completed the sale of substantially all of our LendingClub loans in February 2016. We continue to hold our Bluestem portfolio, which had a balance of approximately $1.1 billion as of December 31, 2016, and we remain a party to agreements with Bluestem that obligate us, among other things, to purchase new advances originated by Bluestem and existing balances on accounts with new advances, for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. Although we are seeking a third party to assume this obligation, we may not be successful in finding such a party, and Bluestem may not agree to the substitution. We continue to classify the Bluestem portfolio as held-for-sale. We have recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as we hold the portfolio, particularly due to the new volume we are committed to purchase.

Our business, financial condition and results of operations could be negatively impacted if we are unsuccessful in developing and maintaining relationships with automobile dealerships.

Our ability to acquire loans and automotive leases depends on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale, which we subsequently purchase. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. As a result of the economic downturn and contraction of credit to both dealers and their customers, there was an increase in dealership closures and our existing dealer base experienced decreased sales and loan volume in the past and may experience decreased sales and loan volume in the future, which may have an adverse effect on our business, financial condition and results of operation.

Our business, financial condition and results of operations could be negatively impacted if we are unsuccessful in developing and maintaining our serviced for others portfolio.

A significant and growing portion of our business strategy is to increase the revenue stream from our serviced for others portfolio by continuing to add assets to this portfolio. If an institution for which we currently service assets chooses to terminate our rights as servicer, or if we fail to add additional institutions or portfolios to our servicing platform, we may not achieve the desired revenue or income from this strategy.

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, financial condition and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products or the availability of competing products. If we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to our product offerings to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further harm to our business, results of operations and financial condition.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties in our retail lending and commercial lending businesses, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information such as income. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

Loss of our key management or other personnel, or an inability to attract such management and other personnel, could negatively impact our business, financial condition and results of operations.

The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified personnel as well as have an effective succession planning framework in place. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified personnel as we expand, we may not be successful in implementing our growth strategy. In either instance, our profitability and business, financial condition and results of operations could be adversely affected.

Due to our relationship with Santander, we also are subject to indirect regulation by the European Central Bank, which imposes compensation restrictions that may apply to certain of our executive officers and other employees under Capital Requirements Directive 2013/36/EU (also known as CRD IV). These restrictions may impact our ability to retain our experienced management team and key employees and our ability to attract appropriately qualified personnel, which could have a material adverse impact on our business, financial condition and results of operations.

Future changes in our relationship with Santander may adversely affect our business, financial condition and results of operations.

Santander, through SHUSA, owns 210,995,049 shares (approximately 58.8%) of our common stock and has delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all 34,598,506 shares (approximately 9.7%) of our common stock owned by DDFS LLC, the consummation of which is subject to required bank regulatory approvals and any other approvals required by law being obtained. We rely on our relationship with Santander, through SHUSA, for several competitive advantages including relationships with OEMs and regulatory best practices. Santander also provides us with significant funding support, through both committed liquidity and opportunistic extensions of credit.

During the financial downturn, Santander and its affiliates provided us with more than $6 billion in financing that enabled us to pursue several acquisitions and/or conversions of vehicle loan portfolios at a time when most major banks were curtailing or eliminating their commercial lending activities. If Santander or SHUSA elects not to provide such support or not to provide it to the same degree, we may not be able to replace such support ourselves or to obtain substitute arrangements with third parties. We may be unable to obtain such support because of financial or other constraints, or be unable to implement substitute arrangements on a timely basis on terms that are comparable, or at all, which could adversely affect our business, financial condition and results of operations.

Furthermore, Santander may sell its interest in us. If Santander reduces its equity interest in us, it may be less willing to provide us with the support it has provided in the past. In addition, our right to use the Santander name is on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, and further only extends to uses in connection with our current and future operations within the United States. Santander may terminate such license at any time Santander ceases to own, directly or indirectly, 50% or more of our common stock. If we were required to change our name, we would incur the administrative costs and burden associated with revising legal documents and marketing materials, and also may experience loss of brand and loss of business or loss of funding due to consumers’ and banks’ relative lack of familiarity with our new name. Additionally, FCA may terminate the Chrysler Agreement if a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock, and Santander and its affiliates own fewer shares of common stock than such person.

Santander has provided guarantees of our covenants, agreements and obligations under the governing documents of our warehouse facilities and privately issued amortizing notes. These guarantees are limited to our obligations as servicer. We have agreed to pay Santander a fee of 12.5 basis points on certain debt facilities in exchange for providing the guarantees, and this fee increases our cost of funding. SHUSA may provide similar guarantees in the future, and we have agreed to pay SHUSA the same fee as Santander for any such guarantees that may be provided.

Some terms of our credit agreements are influenced by, among other things, the credit ratings of Santander. If Santander were to suffer credit rating downgrades or other adverse financial developments, we could be negatively impacted, either directly or indirectly. Santander’s short-term credit ratings downgrades in 2012, from A-1 to A-2 (Standard & Poor’s) and from P-1 to P-2 (Moody’s), did not directly impact our cost of funds. However, due to the contractual terms of certain of our debt agreements, these downgrades resulted in the loss of our ability to commingle funds on most facilities. The loss of commingling increased the amount of funds we were required to borrow, thereby indirectly raising our cost of funds by approximately $1 million per month. In addition, because of the methodologies applied by credit rating agencies, our securitization ratings in our ABS offerings are indirectly tied to Santander’s credit ratings. Further, during October 2016, Moody’s Investors Service downgraded SHUSA's senior unsecured debt to Baa3 from Baa2, with a rating outlook of stable.

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

It is also possible that our continuing relationship with Santander or SHUSA could reduce the willingness of other banks to develop relationships with us due to general competitive dynamics among such financial institutions.

Negative changes in the business of the OEMs with which we have strategic relationships, including FCA, could adversely affect our business, financial condition and results of operations.

A significant adverse change in FCA’s or other automotive manufacturers’ business, including (i) significant adverse changes in their respective liquidity position and access to the capital markets, (ii) the production or sale of FCA or other automotive manufacturers’ vehicles (including the effects of any product recalls), (iii) the quality or resale value of FCA or other vehicles, (iv) the use of marketing incentives, (v) FCA’s or other automotive manufacturers’ relationships with their key suppliers, or (vi) FCA’s or other automotive manufacturers’ respective relationships with the United Auto Workers and other labor unions, and other factors impacting automotive manufacturers or their employees could have a material adverse effect on our profitability and business, financial condition and results of operations.

Under the Chrysler Agreement, we originate private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. In the future, it is possible that FCA or other automotive manufacturers with whom we have relationships could utilize other companies to support their financing needs, including offering products or terms that we would not or could not offer, which could have a material adverse impact on our business, financial condition and results of operations. Furthermore, FCA or other automotive manufacturers could expand, establish, or acquire captive finance companies to support their financing need; thus, reducing their need for our services.

There can be no assurance that the global automotive market, or Chrysler’s or our other OEM partners’ share of that market, will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our business, financial condition and results of operations.

Future significant loan, lease, or personal loan repurchase requirements could harm our business, liquidity, financial condition and results of operations.

We have repurchase obligations in our capacity as servicer in securitizations and whole-loan sales. If a servicer breaches a representation, warranty, or servicing covenant with respect to the loans sold, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser or otherwise compensate one or more classes of investors for losses caused by the breach. If significant repurchases of assets or other payments are required under our responsibility as servicer, it could have a material adverse effect on our business, financial condition, liquidity, and results of operations. As we have increased the number of loans sold, the potential impact of such repurchases has increased.

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

The vehicle finance market is very competitive and is served by a variety of entities, including the captive finance affiliates of major automotive manufacturers, banks, savings and loan associations, credit unions, and independent finance companies. The market is highly fragmented, with no individual lender capturing more than 10% of the market. Our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing that we do not offer.

We anticipate that we will encounter greater competition as we expand our operations and as the economy continues to improve. In addition, certain of our competitors are not subject to the same regulatory regimes that we are. As a result, these competitors may have advantages in conducting certain businesses and providing certain services, and may be more aggressive in their loan origination activities. Increasing competition could also require us to lower the rates we charge on loans in order to maintain loan origination volume, which could also have a material adverse effect on our business, financial condition and results of operations.

We partially rely on third parties to deliver services, and failure by those parties to provide these services or meet contractual requirements could have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party service providers for many aspects of our business operations. For example, we depend on third parties like Experian to obtain data related to our market that we use in our origination and servicing platforms. In addition, we rely on third-party servicing centers for a portion of our servicing activities and on third-party repossession agents. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, a failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to service our customers, or subjecting us to litigation or regulatory risk for poor vendor oversight. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could have a material and adverse effect on our business, financial condition and results of operations.

Goodwill and intangible asset impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill and intangible assets which have been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill and intangible assets is performed annually, or more frequently if impairment indicators are present. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Our stock price and various other factors affect the assessment of the fair value of our underlying business for purposes of performing any goodwill and intangible asset impairment assessment. We had impairment on intangible assets of zero, $3.5 million and $16.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, our stock price has declined since December 31, 2015, and we may be required to record impairment of our $74 million in goodwill in periods subsequent to December 31, 2016.

Catastrophic events may negatively affect our business, financial condition, and results of operations.

Natural disasters, acts of war, terrorist attacks, and the escalation of military activity in response to these attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions, and job losses. These events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to these threats could affect our business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.

Technology Risks

Our information technology may not support our future volumes and business strategies.

We rely on our proprietary software, commercial systems, and third parties to continuously adapt our products and services to evolving consumer behavior, changing vehicle finance and consumer loan products, and third party purchaser requirements. We employ engineers, product managers, designers, analysts and technical specialists to ensure that our technology and digital capabilities remain competitive. However, due to the continued rapid changes in technology, and potential for digital market disruptors to augment consumer digital behaviors, there can be no assurance that our technology solutions will continue to be adequate for our business or provide a competitive advantage.

Our technology platforms, underlying infrastructure and infrastructure of integrated third party services are important to our operating activities and any high severity incidents or outages could disrupt our ability to process loan applications, originate loans, or service our existing loan portfolios, which could have a material adverse impact on our operating activities. Outages may be caused by unforeseen catastrophic events, including natural disasters, terrorist attacks, large-scale power outages, software or hardware defects, computer viruses, cyber-attacks, external or internal security breaches, acts of vandalism, misplaced or lost data, programming or human errors, or other similar events. Although we maintain, and regularly assess the adequacy of, a business continuity plan and have designed our infrastructure for high availability to mitigate the risk of such events, we cannot be certain that our plan will function as intended, or otherwise resolve or compensate for such effects. Such a failure in business continuity, if and when experienced, may have a material adverse effect on our revenue and ability to support and service our customer base.

A security breach or a cyber-attack could adversely affect our business, financial condition and results of operations.

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

We have seen in recent years computer systems of companies and organizations being targeted, not only by cyber criminals, but also by activists and rogue states. We have been and continue to be subject to a range of cyber-attacks, such as denial of service, malware and phishing. Cyber-attacks could give rise to the loss of significant amounts of customer data and other sensitive information, as well as significant levels of liquid assets (including cash). In addition, cyber-attacks could give rise to the disablement of our information technology systems used to service our customers. As attempted attacks continue to evolve in scope and sophistication, we may incur significant costs in our attempt to modify or enhance our protective measures against such attacks, or to investigate or remediate any vulnerability or resulting breach, or in communicating cyber-attacks to our customers. If we fail to effectively manage our cyber-security risk by failing to update our systems and processes in response to new threats, this could harm our reputation and materially and adversely affect our business, financial condition and results of operations through the payment of customer compensation, regulatory penalties and fines and/or through the loss of assets.

We manage and hold confidential personal information of customers in the ordinary course of our business. Although we have procedures and controls to safeguard personal information in our possession, unauthorized disclosures could subject us to legal actions and administrative sanctions, as well as damages that could materially and adversely affect our business, financial condition and results of operations. Further, our business is exposed to risk from potential non-compliance with policies, employee misconduct or negligence and fraud, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter or prevent employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. In addition, we may be required to report events related to information security issues (including any cyber-security issues), events where customer information may be compromised, unauthorized access and other security breaches, to the relevant regulatory authorities. Any material disruption or slowdown of our systems could cause information, including data related to customer requests, to be lost or to be delivered to our clients with delays or errors, which could reduce demand for our services and products, and could materially and adversely affect us.

Financial Reporting and Control Risks

We are required to make significant estimates and assumptions in the preparation of our financial statements, and our estimates and assumptions may not be accurate. We also rely on pricing, accounting, risk management and other models which may fail to accurately predict outcomes.

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

We use models in various aspects of our business, including for pricing our extensions of credit, accounting determinations, risk management and other purposes and to assist with certain business decisions, and these models rely on many estimates and assumptions. The estimates and assumptions embedded in our models may prove to be inaccurate and furthermore our models may include deficiencies such as errors in coding or formulas, incorrect input or gathering of data, insufficient control over model changes and use of models other than for their intended purposes. If our models fail to accurately predict outcomes, we may not make appropriate business or financial decisions which could adversely impact our financial condition and results of operations and our capitalization as well as our relationships with regulators, customers and counterparties.

Lapses in internal controls including internal control over financial reporting could materially and adversely affect our operations, liquidity and/or reputation.
We have identified control deficiencies in our financial reporting process that constitute material weaknesses and for which remediation is still in process as of December 31, 2016. These control deficiencies contributed to the restatement of the audited consolidated financial statements in our previously filed Form 10-K for the year ended December 31, 2015. See Part II, Item 9A, Controls and Procedures in this Form 10-K. We have initiated certain measures, including the enhancement of our model framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort.

There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Internal control over financial reporting may not prevent or detect all errors or acts of fraud.

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and regulations of the SEC. We also maintain a system of internal control over financial reporting. However, these controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. The failure of our controls to be effective could have a material adverse effect on our business, financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny and penalties.

We have identified material weaknesses in internal control over financial reporting for which remediation is still in process as of December 31, 2016. Certain of these material weaknesses involved the design of controls and failure of controls to operate effectively, resulting in misstatements in our publicly filed financial statements. As a result, we restated the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited financial statements included in certain of our previously filed Quarterly Reports on Form 10-Q.

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

As a public company, we are required to prepare and file periodic reports containing our consolidated financial statements with the SEC, prepare and distribute other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules, evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (PCAOB); involve and retain outside legal counsel and accountants in connection with the activities listed above; maintain an investor relations function; and maintain internal policies, including those relating to disclosure controls and procedures.

We have previously failed to file our periodic reports timely with the SEC. On February 29, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing the Annual Report on Form 10-K (the Original Filing) from 60 days after the fiscal year-end (February 29, 2016) to 75 days after the fiscal-year end (March 15, 2016). We did not file the Form 10-K by the extended filing deadline. Further, on August 9, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for our Quarterly Report on Form 10-Q for the period ended June 30, 2016 from 40 days after the fiscal quarter-end (August 9, 2016) to 45 days after the fiscal quarter-end (August 15, 2016). We did not file this Form 10-Q by the extended filing deadline.

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

Certain provisions of our amended and restated certificate of incorporation, and amended and restated bylaws, have anti-takeover effects, which could limit the price investors might be willing to pay in the future for our common stock. In addition, Delaware law may inhibit takeovers of us and could limit our ability to engage in certain strategic transactions our Board believes would be in the best interests of stockholders.

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

SHUSA owns approximately 58.8% of our common stock and, accordingly, has significant influence over us, including and pursuant to the terms of the shareholders agreement that was entered into among us and certain of our shareholders, including SHUSA and DDFS LLC (the Shareholders Agreement). Pursuant to the Shareholders Agreement, SHUSA has the right to nominate a majority of our directors, provided certain minimum share ownership thresholds are maintained. Further, because SHUSA owns a majority of our common stock, it has the power to elect our entire Board. Through our Board, and through functional reporting lines of SHUSA and SC management, SHUSA controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions. Additionally, SHUSA may elect not to permit us to undertake certain actions or activities if SHUSA were to determine that such actions or activities could or would be viewed negatively by the FRBB or other regulators.

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

SHUSA owns a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that our executive committee (which has the responsibilities under its charter of a nominating and governance committee) be composed entirely of independent directors; and

•	the requirement that our compensation committee be composed entirely of independent directors.

We utilize these exemptions. As a result, our compensation and executive committees are not composed entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

SC currently has an open comment letter from the Division of Corporation Finance of the SEC on its Form 10-K for the fiscal year ended December 31, 2014, as filed on March 2, 2015, and Form 10-Q for the quarter ended September 30, 2015, as filed on October 29, 2015, with respect to estimating its credit loss allowance, including the removal of seasonality and the increase in TDR impairment during the quarterly period ended September 30, 2015, as well as certain TDR disclosures in such filings.

ITEM 2.    PROPERTIES
SC's corporate headquarters are located in Dallas, Texas, where it leases approximately 373,000 square feet of office and operations space pursuant to a lease agreement expiring in 2026. The Company also leases a 200,000 square foot servicing facility in North Richland Hills, Texas, a 73,000 square foot servicing facility in Lewisville, Texas, a 43,000 and an adjacent 21,000 square foot servicing facility in Englewood, Colorado, a 3,000 square foot operation in Richardson, Texas, a 21,000 square foot servicing facility in San Juan, Puerto Rico, a 117,000 square foot servicing facility in Mesa, Arizona, a 2,000 square foot operations facility in Costa Mesa, California, a 3,000 square foot operations facility in Denton, Texas, and a 1,000 square foot operations facility in Aurora, CO under leases that expire at various dates through 2027. Management believes the terms of the leases are consistent with market standards. For additional information regarding the Company’s properties refer to Note 11— "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS
Reference should be made to Note 11 to the Consolidated Financial Statements of the Company's 2016 Annual Report on Form 10-K for information regarding legal proceedings in which the Company is involved.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock began trading on the NYSE (under the symbol SC) on January 23, 2014. Prior to January 23, 2014, there was no established public trading market for the Company’s common stock. The approximate number of record holders of the Company’s common stock as of February 17, 2017 was 16, although the Company estimates the number of beneficial stockholders to be much higher as many of its shares are held by brokers or dealers for their customers in street name.
The following table sets forth the high and low closing per share sales prices for the Company's common stock for the periods indicated:

	High	Low
Year Ended December 31, 2015
First Quarter	$23.34	$17.85
Second Quarter	$26.52	$22.38
Third Quarter	$26.48	$20.22
Fourth Quarter	$22.35	$15.15

Year Ended December 31, 2016
First Quarter	$15.79	$8.87
Second Quarter	$13.41	$9.69
Third Quarter	$12.58	$9.90
Fourth Quarter	$14.84	$10.93
Dividends
The Company did not pay dividends in 2016 or 2015 and will not pay any future dividends until such time as the FRBB issues a written non-objection to SHUSA's capital plan or otherwise approves or gives a written non-objection to the payment of dividends by the Company. The Company currently intends to declare quarterly dividends when permitted by the FRBB; however, its Board may elect to limit the amount or payment of dividends on the basis of operational results, financial condition, liquidity requirements, and other factors deemed relevant by its Board. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments and Other Factors Affecting SC's Results of Operations.

Company Stock Performance
The following graph shows a comparison of cumulative stockholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 index, and the S&P 500 Financials index for the period from the Company's IPO date (January 23, 2014) through December 31, 2016. The graph assumes $100 was invested in each of the Company's common stock, the S&P 500 index, and the S&P 500 Financials index as of market close on January 23, 2014. Historical stock prices are not necessarily indicative of future stock price performance.

Santander Consumer USA Holdings Inc.

Total Return Performance
Index Value
150
125
100
75
50
25
01/23/14
06/30/14
12/31/14
06/30/15
12/31/15
06/30/16
12/31/16
Santander Consumer USA Holdings Inc.
S&P 500
S&P 500 Financials

Index	Period Ending						
	01/23/14	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16
Santander Consumer USA Holdings Inc.	100.00	77.67	78.35	102.16	63.32	41.27	53.93
S&P 500	100.00	108.21	114.83	116.24	116.42	120.88	130.34
S&P 500 Financials	100.00	106.15	116.49	116.06	114.71	111.22	140.86

Source: SNL Financial LC

Equity Compensation Plan Information
The Company has an Omnibus Incentive Plan, which enables it to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of 5,192,640 shares of its common stock. At December 31, 2016, an aggregate of 3,093,493 shares were available for future awards under this plan.
The Company also manages its 2011 Management Equity Plan, under which eligible employees and directors were previously granted non-qualified stock options to purchase its common stock. Currently, no shares are available for issuance under this plan and, therefore, no future awards will be made under this plan.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollar amounts in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$4,615,459	$4,483,054	$3,941,170	$3,158,636	$2,203,700
Interest on purchased receivables portfolios	69,701	91,157	199,151	409,895	704,770
Interest on receivables from dealers	3,718	4,537	4,814	6,663	7,177
Interest on personal loans	337,912	453,081	348,278	128,351	—
Interest on finance receivables and loans	5,026,790	5,031,829	4,493,413	3,703,545	2,915,647
Net leased vehicle income	492,212	311,373	175,340	33,377	—
Other finance and interest income	15,135	18,162	8,068	6,010	12,722
Interest expense	807,484	628,791	523,203	408,787	377,258
Net finance and other interest income	4,726,653	4,732,573	4,153,618	3,334,145	2,551,111
Provision for credit losses on individually acquired retail installment contracts	2,471,490	2,433,617	2,101,744	1,506,107	958,671
Increase (decrease) in impairment related to purchased receivables portfolios	(2,985)	(13,818)	(24,082)	13,964	3,378
Provision for credit losses on receivables from dealers	201	242	(416)	1,090	—
Provision for credit losses on personal loans	—	324,634	434,030	192,745	—
Provision for credit losses on capital leases	(506)	41,196	9,991	—	—
Provision for credit losses	2,468,200	2,785,871	2,521,267	1,713,906	962,049
Profit sharing	47,816	57,484	74,925	78,246	—
Other income	93,546	421,643	559,902	312,578	281,317
Operating expenses	1,143,472	1,021,249	996,193	706,264	523,903
Income before tax expense	1,160,711	1,289,612	1,121,135	1,148,307	1,346,476
Income tax expense	394,245	465,572	395,851	427,142	505,651
Net income	766,466	824,040	725,284	721,165	840,825
Noncontrolling interests	—	—	—	1,821	(7,737)
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,466	$824,040	$725,284	$722,986	$833,088
Share Data
Weighted-average common shares outstanding
Basic	358,280,814	355,102,742	348,723,472	346,177,515	346,164,717
Diluted	359,078,337	356,163,076	355,722,363	346,177,515	346,164,717
Earnings per share
Basic	$2.14	$2.32	$2.08	$2.09	$2.41
Diluted	$2.13	$2.31	$2.04	$2.09	$2.41
Dividends declared per share	$—	$—	$0.15	$0.84	$2.12
Balance Sheet Data
Finance receivables held for investment, net	$23,481,001	$23,367,788	$23,911,649	$21,347,861	$16,288,244
Finance receivables held for sale, net	2,123,415	2,859,575	46,586	81,956	—
Goodwill and intangible assets	106,679	107,072	110,938	128,720	126,700
Total assets	38,539,104	36,448,958	32,368,751	26,470,569	18,820,909
Total borrowings	31,323,706	30,375,679	27,811,301	23,295,660	16,227,995
Total liabilities	33,300,485	32,016,409	28,842,535	23,774,805	16,598,006
Total equity	5,238,619	4,432,549	3,526,216	2,695,764	2,222,903
Allowance for credit losses	3,421,767	3,218,208	2,945,608	2,129,488	1,428,034

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$2,257,849	$1,795,771	$1,464,107	$985,093	$495,031
Charge-offs, net of recoveries, on purchased receivables portfolios	(17)	(2,720)	59,657	178,932	451,529
Charge-offs, net of recoveries, on receivables from dealers	393	—	—	—	—
Charge-offs, net of recoveries, on personal loans	—	673,294	264,720	13,395	—
Charge-offs, net of recoveries, on capital leases	9,384	30,907	402	—	—
Total charge-offs, net of recoveries	2,267,609	2,497,252	1,788,886	1,177,420	946,560
End of period individually acquired retail installment contracts delinquent principal over 60 days	1,386,218	1,191,567	1,030,580	855,315	523,202
End of period personal loans delinquent principal over 60 days	176,873	168,906	138,400	65,360	—
End of period delinquent principal over 60 days	1,392,789	1,377,770	1,241,453	1,102,373	865,917
End of period assets covered by allowance for credit losses	27,229,276	27,007,816	26,875,389	22,499,895	14,248,606
End of period gross individually acquired retail installment contracts held for investment	27,127,973	26,863,946	24,555,106	21,238,281	14,186,712
End of period gross personal loans	1,558,790	2,445,200	2,128,769	1,165,778	—
End of period gross finance receivables and loans held for investment	27,427,578	27,368,579	27,721,744	24,542,911	18,655,497
End of period gross finance receivables, loans, and leases held for investment	37,040,531	34,694,875	33,212,021	26,731,899	18,655,497
Average gross individually acquired retail installment contracts	28,652,897	26,818,625	23,556,137	18,097,082	12,082,026
Average gross purchased receivables portfolios	286,354	562,512	1,321,281	3,041,992	6,309,497
Average Gross receivables from dealers	71,997	89,867	118,358	173,506	110,187
Average Gross personal loans	1,413,440	2,229,080	1,505,387	425,229	—
Average Gross capital leases	45,949	114,605	30,648	—	—
Average Gross finance receivables and loans	30,470,637	29,814,689	26,531,811	21,737,809	18,501,710
Average Gross finance receivables, loans, and leases	39,289,341	36,140,498	30,638,797	22,499,225	18,501,710
Average managed assets	52,731,119	48,919,418	38,296,610	25,493,890	23,346,992
Average total assets	37,944,529	35,050,503	29,827,722	22,561,866	18,461,069
Average debt	31,330,686	29,699,885	26,158,708	19,675,851	15,677,522
Average total equity	4,850,653	4,096,042	3,111,628	2,498,244	2,314,924
Ratios
Yield on individually acquired retail installment contracts	16.1%	16.7%	16.7%	17.5%	18.2%
Yield on purchased receivables portfolios	24.3%	16.2%	15.1%	13.5%	11.2%
Yield on receivables from dealers	5.2%	5.0%	4.1%	3.8%	6.5%
Yield on personal loans (1)	23.9%	20.3%	23.1%	30.2%	—
Yield on earning assets (2)	14.1%	14.8%	15.3%	16.6%	15.8%
Cost of debt (3)	2.6%	2.1%	2.0%	2.1%	2.4%
Net interest margin (4)	12.0%	13.1%	13.6%	14.8%	13.8%
Expense ratio (5)	2.2%	2.1%	2.6%	2.8%	2.2%
Return on average assets (6)	2.0%	2.4%	2.4%	3.2%	4.6%
Return on average equity (7)	15.8%	20.1%	23.3%	28.9%	36.3%
Net charge-off ratio on individually acquired retail installment contracts (8)	7.9%	6.7%	6.2%	5.4%	4.1%
Net charge-off ratio on purchased receivables portfolios (8)	—	(0.5)%	4.5%	5.9%	7.2%
Net charge-off ratio on receivables from dealers (8)	0.5%	—	—	—	—
Net charge-off ratio on personal loans (8)	—	40.8%	17.6%	3.2%	—
Net charge-off ratio (8)	7.8%	8.4%	6.7%	5.4%	5.1%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	5.1%	4.4%	4.2%	4.0%	3.7%
Delinquency ratio on personal loans, end of period (9)	11.3%	6.9%	6.5%	5.6%	—
Delinquency ratio on loans held for investment, end of period (9)	5.1%	4.6%	4.5%	4.5%	4.6%
Equity to assets ratio (10)	13.6%	12.2%	10.9%	10.2%	11.8%
Tangible common equity to tangible assets (11)	13.4%	11.9%	10.6%	9.7%	11.2%
Common stock dividend payout ratio (12)	—	—	7.2%	40.2%	88.2%
Allowance ratio (13)	12.6%	11.9%	11.0%	9.5%	10.0%
Common Equity Tier 1 capital ratio (14)	13.4%	11.2%	n/a	n/a	n/a

(1)	Includes finance and other interest income; excludes fees.

(2)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt.

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	"Expense ratio" is defined as the ratio of Operating expenses to Average managed assets.

(6)	“Return on average assets” is defined as the ratio of Net income to Average total assets.

(7)	“Return on average equity” is defined as the ratio of Net income to Average total equity.

(8)
“Net charge-off ratio” is defined as the ratio of Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective portfolio. Effective as of September 30, 2015, changes in the value of the personal lending portfolio driven by customer default activity are classified in net investment gains (losses) due to the classification of the portfolio as held for sale. As there was accordingly no charge-off activity on personal loans for the three months ended December 31, 2015, the annualized charge-off rate on personal loans reported as of September 30, 2015, has been used as the full-year charge-off rate. The average gross balance of personal loans used in the full-year charge-off rate was $2,201,551. Additionally, the denominator of the aggregate Net charge-off ratios for the twelve months ended December 31, 2015, has been adjusted to $29,279,874, to exclude personal lending balances for the three months ended December 31, 2015. During the year ended December 31, 2015, the Company recorded non-recurring impairment charges on finance receivables held for sale and on finance receivables sold during the period. The associated impairment was recorded through charge-off expense. The charge-off ratios for the year ended December 31, 2015, adjusted for these non-recurring impairments, are presented in the table below:

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

(10)	"Equity to assets” is defined as the ratio of Total equity to Total assets,

(11)
"Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. The Company's Board utilizes this non-GAAP financial measure to assess and monitor the adequacy of its capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure is as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollar amounts in thousands)
Total equity	$5,238,619	$4,432,549	$3,526,216	$2,695,764	$2,222,903
Deduct: Goodwill and intangibles	106,679	107,072	110,938	128,720	126,700
Tangible common equity	$5,131,940	$4,325,477	$3,415,278	$2,567,044	$2,096,203

Total assets	$38,539,104	$36,448,958	$32,368,751	$26,470,569	$18,820,909
Deduct: Goodwill and intangibles	106,679	107,072	110,938	128,720	126,700
Tangible assets	$38,432,425	$36,341,886	$32,257,813	$26,341,849	$18,694,209

Equity to assets ratio	13.6%	12.2%	10.9%	10.2%	11.8%
Tangible common equity to tangible assets	13.4%	11.9%	10.6%	9.7%	11.2%

(12)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to SC shareholders.

(13)
“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios and held-for-sale portfolios, to End of period assets covered by allowance for credit losses.

(14)
"Common Equity Tier 1 Capital ratio" is a non-GAAP ratio defined as the ratio of Total common equity tier 1 capital to Total risk-weighted assets. The ratio was not reported prior to 2015 as it was implemented with the Basel III regulatory framework in 2015.

	Year ended December 31,
	2016	2015
	(Dollar amounts in thousands)
Total equity	$5,238,619	$4,432,549
Deduct: Goodwill and other intangible assets, net of deferred tax liabilities	186,930	201,492
Deduct: Accumulated other comprehensive income, net	28,259	2,125
Tier 1 common capital	$5,023,430	$4,228,932
Risk weighted assets (b)	$37,432,700	$37,628,938
Common Equity Tier 1 capital ratio	13.4%	11.2%

(a)	CET1 is calculated under Basel III regulations required as of January 1, 2015.

(b)
Under the banking agencies' risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company's and the Bank's total Risk weighted assets.

The following tables present an analysis of net yield on interest earning assets:

	Year Ended December 31,
	2016			2015
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,652,897	$4,615,459	16.1%	$26,818,625	$4,483,054	16.7%
Purchased receivables	286,354	69,701	24.3%	562,512	91,157	16.2%
Receivables from dealers	71,997	3,718	5.2%	89,867	4,537	5.0%
Personal loans	1,413,440	337,912	23.9%	2,229,080	453,081	20.3%
Capital lease receivables	45,949	9,130	19.9%	114,605	16,883	14.7%
Finance receivables held for investment, net	30,470,637	5,035,920	16.5%	29,814,689	5,048,712	16.9%
Leased vehicles, net	8,818,704	492,212	5.6%	6,325,809	311,373	4.9%
Other assets	2,118,235	6,005	0.3%	1,867,879	1,279	0.1%
Allowance for credit losses	(3,463,047)	—	—	(2,957,874)	—	—
Total assets	$37,944,529	$5,534,137		$35,050,503	$5,361,364
Liabilities and equity
Liabilities:
Notes payable	$31,330,686	$807,484	2.6%	$29,699,885	$628,791	2.1%
Other liabilities	1,763,190	—	—	1,254,576	—	—
Total liabilities	33,093,876	807,484		30,954,461	628,791

Total stockholders' equity	4,850,653	—		4,096,042	—
Total liabilities and equity	$37,944,529	$807,484		$35,050,503	$628,791

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Background and Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of December 31, 2016, approximately 58.8%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. The Consumer Finance segment also includes its personal loan and point-of-sale financing operations.
Since May 1, 2013, the Company has been the preferred provider for FCA’s consumer loans and leases and dealer loans under terms of a ten-year agreement with FCA. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. In conjunction with the Chrysler Agreement, SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, and FCA treating SC in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the agreement could result in the agreement being terminated. The targeted and actual penetration rates that the Company must meet under the terms of the Chrysler Agreement are as follows as of December 31, 2016.

	Program Year (a)
	1	2	3	4	5
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	17%	—

(a)	Each Program Year runs from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.

(b)
Actual penetration rates shown for Program Year 1, 2 and 3 are as of April 30, 2014, 2015 and 2016, respectively, the end date of each of those Program Years. Actual penetration rate shown for Program Year 4, which ends April 30, 2017, is as of December 31, 2016.

The target penetration rate as of April 30, 2016 (the end of the third year of the Chrysler Agreement) was 54%. The Company's actual penetration rate as of December 31, 2016 was 17%, which declined from 29% in December 2015. SC's penetration rate has been constrained due to a more competitive landscape and low interest rates, causing its subvented loan offers not to be materially more attractive than other lenders' offers. While the Company has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, SC continues to work with FCA to improve penetration rates, and it remains committed to the Chrysler Agreement.
The Company has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. During the fourth quarter of 2015, SC partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the year ended December 31, 2016, the Company originated more than $8.0 billion in Chrysler Capital loans which represented 49% of total retail installment contract originations, with an approximately even share between prime and non-prime, as well as more than $5.5 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by the Company during the year ended December 31, 2016 were made under the Chrysler Capital Agreement. Since its May 1, 2013 launch, Chrysler Capital has originated more than $38.0 billion in retail loans and $17.6 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of December 31, 2016, SC's auto retail installment contract portfolio consisted of $7.4 billion of Chrysler Capital loans which represents 32% of SC's auto retail installment contract portfolio.
SC also originates vehicle loans through a web-based direct lending program, purchase vehicle retail installment contracts from other lenders, and service automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it provides personal loans, private-label credit cards and other consumer finance products. In October 2015, SC announced a planned exit from the personal lending business.

SC has dedicated financing facilities in place for its Chrysler Capital business. The Company periodically sells consumer retail installment contracts through these flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer retail installment contracts. The Company also periodically enters into bulk sales of consumer vehicle leases with a third party. SC typically retains servicing of loans and leases sold or securitized, and may also retains some residual risk in sales of leases. SC has also entered into an agreement with the buyer of its leases whereby SC will periodically sell charged-off loans.
Economic and Business Environment
The U.S. economy has continued its recovery during 2016. According to the Bureau of Labor Statistics, unemployment declined from 5.0% at the beginning of the year to 4.7% as of December 31, 2016. In December 2016, the Federal Reserve Board raised its federal funds rate by 25 basis points, to 50 - 75 basis points. The increase in interest rates was signaled by the Federal Reserve Board throughout 2016 and indicates that the economy continues to strengthen. The Federal Reserve Board has signaled that it will gradually increase the federal funds rate to maintain its objective of maximum employment and two percent inflation. The energy sector has stabilized after the market for oil bottomed out in January 2016 and has since continued to recover throughout the year.
The U.S. auto industry sold 17.5 million light-vehicles in 2016, which was consistent with 2015 new light-vehicle sales and 68% over the number of new light-vehicles sold in 2009. However, vehicle finance companies saw increased pressure on their stock prices due to lower than expected December 2016 sales results. The material increase in vehicle sales since 2009 is expected to impact future recovery rates.

The following table shows the percentage of unpaid principal balance on SC's retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $27,358,147 and $27,223,768 at December 31, 2016, and 2015, respectively.

	December 31, 2016	December 31, 2015
	Unpaid Principal Balance on Retail Installment Contracts Held for Investment
Texas	17%	17%
Florida	13%	13%
California	10%	10%
Georgia	5%	5%
Illinois	4%	4%
North Carolina	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
Louisiana	3%	3%
Ohio	2%	3%
Arizona	2%	3%
Other states	33%	31%
	100%	100%

How SC Assesses its Business Performance

Net income, and the associated return on assets and equity, are the primary metrics by which the SC judges the performance of its business. Accordingly, the Company closely monitors the primary drivers of net income:

•
Net financing income — SC tracks the spread between the interest and finance charge income earned on assets and the interest expense incurred on liabilities, and continually monitors the components of its yield and cost of funds. In addition, external rate trends, including the Treasury swap curve and spot and forward rates are monitored.

•
Net credit losses — SC performs net credit loss analysis at the vintage level for individually acquired retail installment contracts, loans and leases, and at the pool level for purchased portfolios, enabling it to pinpoint drivers of any unusual or unexpected trends. SC also monitors its recovery rates as well as industry-wide rates. Additionally, because delinquencies are an early indicator of future net credit losses, the Company analyzes delinquency trends, adjusting for seasonality, to determine if SC's loans are performing in line with original estimations. The net credit loss analysis does not include considerations of the Company's estimated allowance for credit losses.

•
Other income (losses) — SC's flow agreements in connection with the Chrysler Agreement have resulted in a large portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. SC monitors the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of the Company's personal lending portfolio as held for sale upon the decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of Other income (losses).

•
Operating expenses — SC assesses its operational efficiency using the cost-to-managed assets ratio. SC performs extensive analysis to determine whether observed fluctuations in operating expense levels indicate a trend or are the nonrecurring impact of large projects. The operating expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist the Company in assessing profitability by pool and vintage.

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on the Company's earnings, SC also closely monitors origination and sales volume along with APR and discounts (including subvention and net of dealer participation).

Recent Developments and Other Factors Affecting SC's Results of Operations
Personal Lending
As a result of the strategic evaluation of its personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting the personal loan portfolios. In connection with this review, on October 9, 2015, the Company delivered a 90-day notice of termination of its loan purchase agreement with LendingClub. On February 1, 2016, SC completed the sale of substantially all LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of $869 million as of the date of the sale.
The Company's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These revolving loan portfolios are carried as held for sale in the Company's consolidated financial statements. Accordingly, SC has recorded $386 million during 2016 in lower-of-cost-or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for the sale of the Bluestem portfolio, which had a carrying value of $1.1 billion at December 31, 2016.
Regulatory Restrictions
As further described above under Item 1 - Business - Dividend Restrictions of this Form 10-K, the FRBB objected to the capital plans SHUSA submitted, resulting in, among other consequences, SC's inability to pay dividends until such time as SHUSA has submitted to the FRBB a revised capital plan and the FRBB issues a written non-objection to such plan, or the FRBB otherwise issues its written non-objection to the payment of a dividend. Additionally, SHUSA is prohibited by a written agreement with the FRBB from allowing its non-wholly-owned non-bank subsidiaries, including SC, to declare or pay any dividend, or to make any capital distribution, without the prior written approval of the FRBB.
The Company expects to incur additional compliance costs related to regulatory compliance, including CCAR, as it invests in compliance capabilities. Costs of the process will include, but may not be limited to, personnel, IT systems, consultants and advisors, and legal costs. These costs, as well as other aspects of the current regulatory environment applicable to the Company (including dividend and growth restrictions), could limit the Company's earnings growth.
Chrysler Capital
Since May 1, 2013, SC has been the preferred provider for FCA’s consumer loans and leases and dealer loans under the terms of the ten-year Chrysler Agreement. Business generated under the terms of the Chrysler Agreement is branded as Chrysler Capital. In connection with entering into the Chrysler Agreement, SC paid FCA a $150 million upfront, non-refundable fee, which is being amortized over the ten-year term as an adjustment to finance and other interest income. SC has also executed an Equity Option Agreement with FCA, whereby FCA may elect to purchase an equity participation of any percentage in the Chrysler Capital portion of SC's business at fair market value.
Until January 31, 2017, the Company had a flow agreement with Bank of America whereby it was committed to sell a contractually determined amount of eligible Chrysler Capital loans to Bank of America on a monthly basis, depending on the amount and credit quality of eligible current month originations and prior month sales. On July 27, 2016, the flow agreement was amended to reduce the maximum commitment to sell eligible loans each month to $300,000. On October 27, 2016, Bank of America notified the Company that it was terminating the flow agreement effective January 31, 2017, and accordingly, the flow agreement is now terminated. For loans sold, SC retains the servicing rights at contractually agreed-upon rates. The Company also may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. These servicer performance payments are limited to a dollar amount known at the time of sale and are not expected to be significant to the Company's total servicing compensation from the flow agreement. For the years ended December 31, 2016 and 2015, SC sold $2.1 billion and $3.0 billion of loans under this agreement, respectively.
In June 2013, SC entered into a flow agreement with SBNA, whereby it provided the bank with the first right to review and assess dealer lending opportunities and, if SBNA elected, to provide the proposed financing. SC provided servicing on all loans originated under this arrangement. SC also received or paid a servicer performance payment if yields, net of credit losses, on the loans are higher or lower, respectively, than expected at origination. The agreement was terminated on October 1, 2014, and replaced with a revised arrangement. Under the revised terms, the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, was transferred to SBNA. The agreement executed in connection with this transfer requires SC to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities, and requires SBNA to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. Relationship management fee income for the years ended December 31, 2016 and 2015, totaled $0.4 million and $7 million, respectively.
Until May 2015, SC was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for inclusion in its portfolio. SC provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases.
The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP, which increased the servicing fee the Company receives, and reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement. During the years ended December 31, 2016 and 2015, the Company sold $0.7 billion and $1.3 billion, respectively, to CBP under terms of this flow agreement and predecessor purchase agreements. In January 2016, the Company executed an amendment to the servicing agreement with CBP that decreased the servicing fee received on loans it sold to CBP under the flow agreement. On February 13, 2017, SC and CBP entered into a mutual agreement to terminate the flow agreement effective May 1, 2017.
During 2015, SC also entered into a flow agreement, including subsequent amendments, under which it is committed to selling charged off loan receivables in bankruptcy status.
The Company is currently seeking to enter into new flow agreements related to Chrysler Capital loans and leases with one or more parties; however, there can be no assurance that new flow agreements will be executed or that the new flow agreements will be on terms as favorable to prior agreements, including SC's prior flow agreements with Bank of America and CBP.
Other OEM Relationships
In April 2014, the Company executed an application transfer agreement with Nissan, whereby it provides non-prime retail auto financing through a turn-down program for new and used vehicles for Nissan’s customers and dealers in the U.S. During the years ended December 31, 2016 and 2015, the Company originated $635 million and $800 million, respectively, under this agreement.
Our Reportable Segment
The Company has one reportable segment: Consumer Finance. This segment includes SC's vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. It also includes the Company's personal loan and point-of-sale financing operations.

Volume
SC's originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the year ended December 31, 2016, 2015, and 2014 have been as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Retained Originations	(Dollar amounts in thousands)
Retail installment contracts	$12,726,912	$16,692,229	$13,531,801
Average APR	15.7%	16.9%	15.6%
Average FICO® (a)	598	584	593
Discount	0.5%	1.8%	2.8%

Personal loans	$199,424	$887,483	$1,182,171
Average APR	25.1%	21.2%	20.1%
Discount	—	—	—

Receivables from dealers	$—	$—	$25,515
Average APR	—	—	4.1%
Discount	—	—	—

Leased vehicles	$5,584,149	$5,132,053	$4,111,146

Capital leases	$7,401	$67,244	$93,444
Total originations retained	$18,517,886	$22,779,009	$18,944,077

Sold Originations
Retail installment contracts	$3,573,658	$5,419,730	$6,049,653
Average APR	4.3%	4.2%	4.8%
Average FICO® (b)	745	743	734

Receivables from dealers	$—	$—	$8,724
Average APR	—	—	5.3%

Leased vehicles	$—	$—	$369,114
Total originations sold	$3,573,658	$5,419,730	$6,427,491

Total SC originations	$22,091,544	$28,198,739	$25,371,568

Facilitated Originations
Receivables from dealers	$—	$—	$392,920
Leased vehicles	—	632,471	1,761,512
Total originations facilitated for affiliates	$—	$632,471	$2,154,432

Total originations (c)	$22,091,544	$28,831,210	$27,526,000

(a)
Unpaid principal balance excluded from the weighted average FICO score is $2.1 billion, $3.2 billion, and $2.1 billion for the years ended 2016, 2015, and 2014, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts $364 million, $650 million, and $693 million, respectively, were commercial loans.

(b)
Unpaid principal balance excluded from the weighted average FICO score is $451 million, $647 million, and $534 million for the years ended 2016, 2015, and 2014, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts $86 million, $108 million, and $49 million, were commercial loans.

(c)	Auto originations decreased in 2016 from 2015 due to our disciplined underwriting standards in a competitive market and increased competition with banks in the prime space.

SC's originations of individually acquired retail installment contracts and leases by vehicle type during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	(Dollar amounts in thousands)
Retail installment contracts
Car	$6,878,899	42.2%	$10,061,801	45.5%	$8,552,542	43.7%
Truck and utility	8,187,007	50.2%	10,454,371	47.3%	9,605,457	49.1%
Van and other (a)	1,234,664	7.6%	1,595,787	7.2%	1,423,455	7.2%
	$16,300,570	100.0%	$22,111,959	100.0%	$19,581,454	100.0%

Leased vehicles
Car	$668,442	12.0%	$717,040	14.0%	$947,686	21.2%
Truck and utility	4,294,803	76.9%	3,975,547	77.5%	3,159,588	70.5%
Van and other (a)	620,904	11.1%	439,466	8.5%	372,986	8.3%
	$5,584,149	100.0%	$5,132,053	100.0%	$4,480,260	100.0%

Total originations by vehicle type
Car	$7,547,341	34.5%	$10,778,841	39.6%	$9,500,228	39.5%
Truck and utility	12,481,810	57.0%	14,429,918	53.0%	12,765,045	53.1%
Van and other (a)	1,855,568	8.5%	2,035,253	7.4%	1,796,441	7.4%
	$21,884,719	100.0%	$27,244,012	100.0%	$24,061,714	100.0%

(a)	Other primarily consists of commercial vehicles.
SC's asset sales for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollar amounts in thousands)
Retail installment contracts	$3,694,019	$7,862,520	$6,620,620
Average APR	4.2%	7.2%	4.8%
Average FICO®	746	704	734

Personal loans	$869,349	$—	$—
Average APR	17.9%	—	—

Receivables from dealers	$—	$—	$18,227
Average APR	—	—	4.7%

Leased vehicles	$—	$1,316,958	$369,114
Total asset sales	$4,563,368	$9,179,478	$7,007,961

The Company's portfolio of retail installment contracts held for investment and leases by vehicle type as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	(Dollar amounts in thousands)
Retail installment contracts
Car	$14,835,303	54.2%	$15,095,256	55.4%
Truck and utility	10,967,816	40.1%	10,276,231	37.7%
Van and other (a)	1,555,028	5.7%	1,852,281	6.9%
	$27,358,147	100.0%	$27,223,768	100.0%

Leased vehicles
Car	$1,213,371	12.6%	$1,224,830	16.7%
Truck and utility	7,447,718	77.5%	5,428,189	74.1%
Van and other (a)	951,864	9.9%	673,277	9.2%
	$9,612,953	100.0%	$7,326,296	100.0%

Total by vehicle type
Car	$16,048,674	43.4%	$16,320,086	47.2%
Truck and utility	18,415,534	49.8%	15,704,420	45.5%
Van and other (a)	2,506,892	6.8%	2,525,558	7.3%
	$36,971,100	100.0%	$34,550,064	100.0%

(a)	Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted discount of SC's held for investment portfolio as of December 31, 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
Retail installment contracts (a)	$27,358,147	$27,223,768
Average APR	16.4%	16.8%
Discount	2.3%	2.7%

Personal loans	$19,361	$941
Average APR	31.5%	20.9%
Discount	—	—

Receivables from dealers	$69,431	$76,941
Average APR	4.9%	4.6%
Discount	—	—

Leased vehicles	$9,612,953	$7,326,296

Capital leases	$31,872	$66,929

(a)	Of this balance as of December 31, 2016, $10,123,168, $8,786,632, and $4,311,194 was originated in the years ended December 31, 2016, 2015, and 2014, respectively.

SC records interest income from individually acquired retail installment contracts, personal loans, and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which the Company continues to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which SC continues to accrue interest until the loan becomes more than 90 days past due. SC generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. SC amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

For individually acquired retail installment contracts, personal loans, capital leases, and receivables from dealers, the Company also establishes a credit loss allowance for the estimated losses inherent in the portfolio. SC estimates probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions such as unemployment rates. For loans within these portfolios that are classified as TDRs, impairment is measured based on the present value of expected future cash flows discounted at the original effective interest rate.

The Company classifies most of its vehicle leases as operating leases. SC records the net capitalized cost of each lease as an asset, which is depreciated straight-line over the contractual term of the lease to the expected residual value. SC records lease payments due from customers as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. SC resumes and reinstates the accrual if a delinquent account subsequently becomes 60 days or less past due. SC amortizes subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease straight-line over the contractual term of the lease.
Historically, the Company's primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. SC also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools during the years ended December 31, 2016 and 2015. However, during the years ended December 31, 2016 and 2015, SC did recognize certain retail installment contracts with an unpaid principal balance of $466,050 and $95,596, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company's existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, SC estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Results of Operations
This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Report. The following table presents the Company's results of operations for the years ended December 31, 2016, 2015, and 2014.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$5,026,790	$5,031,829	$4,493,413
Leased vehicle income	1,487,671	1,037,793	651,590
Other finance and interest income	15,135	18,162	8,068
Total finance and other interest income	6,529,596	6,087,784	5,153,071
Interest expense	807,484	628,791	523,203
Leased vehicle expense	995,459	726,420	476,250
Net finance and other interest income	4,726,653	4,732,573	4,153,618
Provision for credit losses	2,468,200	2,785,871	2,521,267
Net finance and other interest income after provision for credit losses	2,258,453	1,946,702	1,632,351
Profit sharing	47,816	57,484	74,925
Net finance and other interest income after provision for credit losses and profit sharing	2,210,637	1,889,218	1,557,426
Total other income	93,546	421,643	559,902
Total operating expenses	1,143,472	1,021,249	996,193
Income before income taxes	1,160,711	1,289,612	1,121,135
Income tax expense	394,245	465,572	395,851
Net income	$766,466	$824,040	$725,284

Net income	$766,466	$824,040	$725,284
Change in unrealized gains (losses) on cash flow hedges, net of tax	26,134	(1,428)	6,406
Comprehensive income	$792,600	$822,612	$731,690

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Interest on individually acquired retail installment contracts	$4,615,459	$4,483,054	$132,405	3%
Interest on purchased receivables portfolios	69,701	91,157	(21,456)	(24)%
Interest on receivables from dealers	3,718	4,537	(819)	(18)%
Interest on personal loans	337,912	453,081	(115,169)	(25)%
Total interest on finance receivables and loans	$5,026,790	$5,031,829	$(5,039)	—%
Income from individually acquired retail installment contracts increased $132 million, or 3%, from 2015 to 2016, consistent with the 7% growth in the average outstanding balance of SC's portfolio of these contracts and a shift in credit quality mix.
Income from purchased receivables portfolios decreased $21 million, or 24%, from 2015 to 2016, due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $0.6 billion in 2015 to $0.3 billion, or 49%, in 2016.
Income from personal loans decreased $115 million, or 25%, from 2015 to 2016, less than the 37% decrease in the average outstanding portfolio, as the sale of the LendingClub loans in February 2016 left only the higher-yielding revolving loan portfolio. The average balance of the portfolios decreased from $2.2 billion in 2015 to $1.4 billion in 2016.
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	1,487,671	$1,037,793	$449,878	43%
Leased vehicle expense	995,459	726,420	269,039	37%
Leased vehicle income, net	$492,212	$311,373	$180,839	58%
Leased vehicle income and expense increased significantly from prior year due to the continual growth in the portfolio since the Company launched Chrysler Capital in 2013. During the year ended December 31, 2016, originations have continued to outpace the maturity (or runoff) of existing leases. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within Leased vehicle expense.
Interest Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$754,687	$561,750	$192,937	34%
Interest expense on derivatives	52,797	67,041	(14,244)	(21)%
Total interest expense	$807,484	$628,791	$178,693	28%
Interest expense on notes payable increased $193 million, or 34%, from 2015 to 2016, higher than the growth in average debt outstanding of 5%. The Company's cost of funds has increased due to higher market rates and wider spreads in 2016.

Interest expense on derivatives decreased $14 million, or 21%, from 2015 to 2016, primarily due to a decrease in the outstanding notional amounts on the Company's derivatives which was due to a favorable mark-to-market impact in 2016 versus an unfavorable mark-to-market impact in 2015 driven by interest rate changes.
Provision for Credit Losses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,471,490	$2,433,617	$37,873	2%
Increase (decrease) in impairment related to purchased receivables portfolios	(2,985)	(13,818)	10,833	(78)%
Provision for credit losses on receivables from dealers	201	242	(41)	(17)%
Provision for credit losses on personal loans	—	324,634	(324,634)	(100)%
Provision for credit losses on capital leases	(506)	41,196	(41,702)	(101)%
Provision for credit losses	$2,468,200	$2,785,871	$(317,671)	(11)%
Provision for credit losses on the Company's individually acquired retail installment contracts increased $38 million, or 2%, from 2015 to 2016, primarily due to unfavorable variances in net charge-offs which increased by $462 million. The increases in net charge-offs were primarily attributable to portfolio aging and mix shift, lower realized recovery rates, and smaller benefit from bankruptcy sales. The increases in net charge-offs were substantially offset by a smaller build of the allowance for credit losses primarily due to higher credit quality originations during 2016 as compared to 2015.
The change in impairment related to the purchased receivables portfolios was primarily attributable to a larger release of impairment on purchased receivables in 2015 compared to 2016 as the portfolios continued to run off.
Provision for credit losses on personal loans decreased $325 million, or 100%, from 2015 to 2016, due to the reclassification of personal loans from held for investment to held for sale effective as of the end of the third quarter of 2015. Subsequent to the reclassification, personal loans are accounted for at the lower of cost or market, with the associated adjustments reported in investment gains (losses), net.
In early 2015, the Company ceased originations in the primary program that gave rise to the capital lease portfolio, and provisions for credit losses on this portfolio have decreased as the portfolio liquidates.
Profit Sharing

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$47,816	$57,484	$(9,668)	(17)%
Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the Company's agreements with Bluestem. Profit sharing with Bluestem decreased in 2016 compared to 2015, as in 2016 the Bluestem portfolio became more seasoned and increased delinquencies and charge-offs decreased the amount of payments due to Bluestem. This was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio.

Other Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$(444,759)	$(95,214)	$(349,545)	367%
Servicing fee income	156,134	131,113	25,021	19%
Fees, commissions, and other	382,171	385,744	(3,573)	(1)%
Total other income	$93,546	$421,643	$(328,097)	(78)%
Average serviced for others portfolio	$13,306,988	$12,963,334	$343,654	3%
Investment losses, net increased $350 million, or 367% from 2015 to 2016. Investment gains (losses), net for the years ended December 31, 2016 and 2015, were as follows:

	For the Year Ended December 31,
	2016	2015
Gain (loss) on sale of loans and leases	$(11,549)	$155,408
Lower of cost or market adjustments	(423,616)	(236,396)
Other losses and impairments	(9,594)	(14,226)
	$(444,759)	$(95,214)
Gain (loss) on sale of loans and leases changed from a $155 million gain in 2015 to a $12 million loss in 2016. This change was driven primarily by two bulk lease sales executed in 2015, whereas no such sales occurred in 2016. Additionally, the off-balance sheet securitizations in 2015 resulted in gains on sale compared to losses from securitizations in 2016.

Lower of cost or market adjustments for the year ended December 31, 2016 included $429 million in customer default activity and net favorable adjustments of $14 million related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015. Additionally, the Company had net unfavorable lower of cost or market adjustments on individually acquired retail installment contracts of $9 million during the year ended December 31, 2016. This compares to lower of cost or market adjustments of $236 million on SC's personal lending portfolio during the year ended December 31, 2015, which included $123 million related to customer defaults and $113 million related to other changes in the unpaid principal balance and market value of its held for sale portfolio.
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income increased 19% from 2015 to 2016, despite the decrease in the serviced for other portfolio, due to the greater proportion of lower credit quality, higher servicing fee assets in the portfolio in the current year, and the result of the sale during the third quarter of 2015 of residual interests in aged securitizations. The Company's serviced for others portfolio as of December 31, 2016 and 2015, was as follows:

	December 31,
	2016	2015
	(Dollar amounts in thousands)
SBNA retail installment contracts	$531,117	$692,291
SBNA leases	1,297,317	2,198,519
Total serviced for related parties	1,828,434	2,890,810
Chrysler Capital securitizations	2,472,757	2,663,494
Other third parties	7,644,031	9,492,350
Total serviced for third parties	10,116,788	12,155,844
Total serviced for others portfolio	$11,945,222	$15,046,654

Total Operating Expenses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$498,224	$434,041	$64,183	15%
Repossession expense	293,355	241,522	51,833	21%
Other operating costs	351,893	345,686	6,207	2%
Total operating expenses	$1,143,472	$1,021,249	$122,223	12%
Compensation expense increased by $64 million, or 15%, from 2015 to 2016, primarily due to increased headcount as the Company continues to invest in enhancing the control and compliance functions. Repossession expense and other operating costs increased from 2015 to 2016 as a result of portfolio growth and higher gross losses.
Income Tax Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$394,245	$465,572	$(71,327)	(15)%
Income before income taxes	1,160,711	1,289,612	(128,901)	(10)%
Effective tax rate	34.0%	36.1%
The Company's effective tax rate decreased from 36.1% in 2015 to 34.0% in 2016, primarily due to the decrease in pretax book income and the release of the valuation allowance for capital loss carryforwards.
Other Comprehensive Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$26,134	$(1,428)	$27,562	(1,930)%
The change in unrealized gains (losses) on cash flow hedges was primarily driven by the mark to market movement associated hedges entered into during 2016 which accounted for $21.2 million of gains.  Additionally, $6.4 million of the change in unrealized gains (losses) on cash flow hedges is due to the favorable movements in interest rates as a result of steepening of the forward LIBOR curve in 2016 relative to 2015.  SC pays fixed rate on interest rate swaps, as such, these movements resulted in a gain.

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
Income from individually acquired retail installment contracts increased $542 million, or 14%, from 2014 to 2015, consistent with the growth in the average outstanding balance of the Company's portfolio of these contracts.
Income from purchased receivables portfolios decreased $108 million, or 54%, from 2014 to 2015 due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $1.3 billion in 2014 to $0.6 billion in 2015.
Income from personal loans increased from $105 million, or 30%, from 2014 to 2015, less than the growth in the average outstanding portfolio of 48% due to increasing mix of installment loans, which are of higher average credit quality and bear a lower average interest rate than the Company's revolving loans. Similar trends, however, are not expected in future periods as a result of SC's decision in 2015 to reduce its exposure to personal loans on a prospective basis and to sell its existing personal lending portfolio. On October 9, 2015, SC delivered a 90-day notice of termination of a loan purchase agreement with LendingClub. Further, on February 1, 2016, the Company closed on a sale of assets from its personal lending portfolio to an unrelated third party, at an immaterial premium to par value. The portfolio was comprised solely of installment loans with an unpaid principal balance of approximately $900 million as of December 31, 2015.
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$1,037,793	$651,590	$386,203	59%
Leased vehicle expense	726,420	476,250	250,170	53%
Leased vehicles income, net	$311,373	$175,340	$136,033	78%
Leased vehicle income and expense increased significantly from prior year due to the continual growth in the portfolio since the Company launched Chrysler Capital in 2013. During the year ended December 31, 2015, originations have continued to outpace the maturity (or run-off) of existing leases. Through the Chrysler Agreement, SC receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within Leased vehicle expense.
Interest Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$561,750	$476,338	$85,412	18%
Interest expense on derivatives	67,041	46,865	20,176	43%
Total interest expense	$628,791	$523,203	$105,588	20%

Interest expense on notes payable increased $85 million, or 18%, from 2014 to 2015, more than the growth in average debt outstanding of 14%, due to an increase in the Company's cost of funds in 2015.
Interest expense on derivatives increased $20 million, or 43%, from 2014 to 2015, primarily due to an increase in the outstanding notional amounts on the Company's derivatives and less favorable mark-to-market adjustments impacted by interest rate changes during 2015. These effects were partially offset by the positive impact of the expiration of a total return swap during the year ended December 31, 2015.
Provision for Credit Losses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,433,617	$2,101,744	$331,873	16%
Increase (decrease) in impairment related to purchased receivables portfolios	(13,818)	(24,082)	10,264	(43)%
Provision for credit losses on receivables from dealers	242	(416)	658	(158)%
Provision for credit losses on personal loans	324,634	434,030	(109,396)	(25)%
Provision for credit losses on capital leases	$41,196	$9,991	31,205	312%
Provision for credit losses	$2,785,871	$2,521,267	$264,604	10%
Provision for credit losses on the Company's individually acquired retail installment contracts increased $332 million, or 16%, from 2014 to 2015, primarily due to higher projected charge offs as mix shifted to a lower average credit quality. The ending 2015 held for investment portfolio was comprised of 88% of loans falling into the <640 FICO® band group as compared to 82% at the end of 2014. Additionally, during 2015, the percentage of the portfolio represented by loans to borrowers with limited credit experience increased, driving a qualitative adjustment to the allowance.
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
The Company began recording provision for credit losses on capital leases in 2014 as it established a portfolio of leases classified as capital leases and began recording provision on these assets. In early 2015, the Company terminated the leasing relationship that gave rise to the majority of its capital lease portfolio and increased provisions as it observed deterioration in the performance of this liquidating portfolio.
Profit Sharing

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$57,484	$74,925	$(17,441)	(23)%
Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the Company's agreements with Bluestem. Profit sharing with Bluestem decreased moderately in 2015 compared to 2014, as the Bluestem portfolio became more seasoned reflecting increased delinquencies, and charge-offs were recognized, resulting in a decrease in the amount of payments due to Bluestem. This was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio and the addition of third party lease sales in 2015, as well as step-ups in the revenue sharing rate upon the April 30 anniversary of the Chrysler Agreement in 2014 and 2015.

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
Investment gains (losses), net changed from a $113 million gain in 2014 to a $95 million loss in 2015, primarily due to the reclassification of the personal lending portfolio to held for sale, effective as of the end of the third quarter of 2015. Investment gains (losses), net for the years ended December 31, 2015 and 2014, were as follows:

	For the Year Ended December 31,
	2015	2014
Gain (loss) on sale of loans and leases	$155,408	$113,147
Lower of cost or market adjustments	(236,396)	—
Other losses and impairments	(14,226)	—
	$(95,214)	$113,147
Gain on sale of loans and leases increased $42 million or 37% from $113 million in 2014 to $155 million in 2015. This increase was driven primarily by two bulk lease sales executed in 2015, whereas no such sales occurred in 2014. These bulk lease sales resulted in gains of $23 million.
The Company recorded lower of cost or market adjustments of $236 million on its personal lending portfolio subsequent to its designation as held for sale on September 30, 2015. These lower of cost or market adjustments included $123 million related to customer defaults and $113 million related to other changes in the unpaid principal balance and market value of SC's held for sale portfolio, determined at the portfolio level.
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income increased 81%, from 2014 to 2015, as the Company continued to grow its serviced portfolio through asset sales. The Company's serviced for others portfolio as of December 31, 2015 and 2014, was as follows:

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
Compensation expense decreased by $49 million, or 10%, from 2014 to 2015, primarily due to the non-recurrence of $120 million in stock compensation and other IPO-related expenses recorded upon, and in connection with, the Company's IPO in January 2014, partly offset by increased headcount. Repossession expense and other operating costs increased from 2014 to 2015 as a result of portfolio growth. After adjusting for the IPO-related expenses in 2014, the Company's expense ratio decreased from 2.3% in 2014 to 2.1% in 2015.
Income Tax Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$465,572	$395,851	$69,721	18%
Income before income taxes	1,289,612	1,121,135	168,477	15%
Effective tax rate	36.1%	35.3%
The Company's effective tax rate increased from 35.3% in 2014 to 36.1% in 2015, primarily due to an increase in state taxes. SC's ownership of leased vehicles throughout the U.S. has changed its geographic earnings mix, thereby increasing the amount of income taxed in higher-rate states. This is offset by the small decrease in the valuation allowance in 2015 as compared to an increase in 2014. The prior year increase was attributable to capital loss carryforwards and state tax net operating loss carryforwards that are expected to expire unused.
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

Credit Quality
Loans and Other Finance Receivables
Non-prime loans comprise 83% of the Company's retail installment contract portfolio as of December 31, 2016. SC records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at December 31, 2016 and 2015:

	December 31, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$27,127,973	$69,431	$19,361
Credit loss allowance	(3,411,055)	(724)	—
Discount	(559,116)	—	(7,721)
Capitalized origination costs and fees	61,922	—	632
Net carrying balance	$23,219,724	$68,707	$12,272
Allowance as a percentage of unpaid principal balance	12.6%	1.0%	—
Allowance and discount as a percentage of unpaid principal balance	14.6%	1.0%	39.9%

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
	(Dollar amounts in thousands)
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance	(3,197,414)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs and fees	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941
Allowance as a percentage of unpaid principal balance	11.9%	1.2%	—
Allowance and discount as a percentage of unpaid principal balance	14.6%	1.2%	—

For retail installment contracts the Company acquired in pools subsequent to their origination, the Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
Outstanding balance	$231,360	$362,212
Outstanding recorded investment, net of impairment	$159,451	$239,551

A summary of the credit risk profile of the Company's consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of December 31, 2016 and 2015 was as follows (dollar amounts in billions, totals may not foot due to rounding):

December 31, 2016
Trade Lines (a)		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.8	97%	$0.1	2%	$—	—	$—	—	$2.9	11%
	36+	0.5	37%	0.2	19%	0.1	11%	0.4	33%	1.2	4%
<540	<36	0.2	45%	0.1	21%	0.1	13%	0.1	20%	0.5	2%
	36+	0.2	3%	0.3	6%	0.3	6%	4.7	85%	5.5	20%
540-599	<36	0.3	38%	0.2	21%	0.1	15%	0.2	26%	0.8	3%
	36+	0.2	2%	0.3	3%	0.3	4%	7.0	91%	7.8	28%
600-639	<36	0.2	37%	0.1	21%	0.1	15%	0.1	27%	0.5	2%
	36+	0.1	1%	0.1	2%	0.1	2%	4.0	95%	4.3	16%
>640	<36	0.3	48%	0.1	18%	0.1	12%	0.1	23%	0.6	2%
	36+	—	1%	0.1	2%	0.1	2%	3.1	96%	3.3	12%
Total		$4.8	18%	$1.6	6%	$1.3	5%	$19.7	72%	$27.4	100%

(a)	Trade lines represent the number of accounts or lines of credit at any financial institution at the time of origination
.

December 31, 2015
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$3.0	97%	$0.1	3%	$—	—	$—	—	$3.1	11%
	36+	0.5	38%	0.3	19%	0.2	11%	0.4	33%	1.3	5%
<540	<36	0.3	48%	0.1	21%	0.1	12%	0.1	19%	0.6	2%
	36+	0.2	3%	0.3	5%	0.4	7%	4.9	84%	5.8	21%
540-599	<36	0.3	43%	0.1	14%	0.1	14%	0.2	29%	0.7	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	91%	7.7	28%
600-639	<36	0.2	43%	0.1	19%	0.1	14%	0.1	24%	0.4	1%
	36+	—	—	0.1	2%	0.1	2%	4.1	95%	4.3	16%
>640	<36	0.2	57%	0.1	14%	—	10%	0.1	18%	0.4	1%
	36+	—	—	—	—	—	—	2.8	97%	2.9	11%
Total		$4.9	18%	$1.4	5%	$1.2	4%	$19.7	72%	$27.2	100%
Delinquency
The Company considers an account delinquent when an obligor fails to pay the required minimum portion of the scheduled payment by the due date. With respect to receivables originated by the Company through its “Chrysler Capital” channel, the required minimum payment is 90% of the scheduled payment. With respect to all other receivables originated by the Company or acquired by the Company from an unaffiliated third-party originator, the required minimum payment is 50% of the scheduled payment. In each case, the period of delinquency is based on the number of days payments are contractually past due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company's delinquencies have been highest in the period from November through January due to consumers’ holiday spending.

The following is a summary of delinquencies as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Retail Installment Contracts Held for Investment (a)		Retail Installment Contracts Held for Investment (a)
	Dollars (in thousands)	Percent (b)	Dollars (in thousands)	Percent (b)
Principal 31-60 days past due	$2,749,147	10.0%	$2,485,428	9.1%
Delinquent principal over 60 days	1,392,789	5.1%	1,208,864	4.5%
Total delinquent contracts	$4,141,936	15.1%	$3,694,292	13.6%

(a)	Includes retail installment contracts acquired individually and purchased receivables portfolios.

(b)	Percent of unpaid principal balance.

As of December 31, 2016 and 2015, there were no receivables from dealers that were 31 days or more delinquent. As of December 31, 2016 and 2015, there were $33,886 and zero, respectively, of retail installment contracts held for sale that were 31 days or more delinquent.
Credit Loss Experience
The following is a summary of the Company's net losses and repossession activity on finance receivables for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
	Retail Installment Contracts Held for Investment	Retail Installment Contracts Held for Investment	Personal Loans (c)
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,358,147	$27,223,768	$941
Average principal outstanding during the period	$27,540,110	$26,512,419	$2,229,080
Number of receivables outstanding at period end	1,706,261	1,634,471	2,122
Average number of receivables outstanding during the period	1,677,089	1,652,149	1,967,795
Number of repossessions (a)	300,526	252,281	n/a
Number of repossessions as a percent of average number of receivables outstanding	17.9%	15.3%	n/a
Net losses (b)	$2,257,832	$1,793,051	$673,294
Net losses as a percent of average principal amount outstanding	8.2%	6.8%	30.2%

(a)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.

(b)
For the year ended December 31, 2015, net losses on retail installment contracts held for investment and personal loans include lower of cost or market adjustments of $73,388 and $377,598, respectively, which were charged off against the credit loss allowance.

(c)	As of December 31, 2016 and 2015, substantially all of the Company's personal loans were classified as held for sale.
The Company had charge-offs on receivables from dealers of $393 and zero for the years ended December 31, 2016 and 2015, respectively. Net charge-offs on the capital lease receivables portfolio, which is in run-off, totaled $9,384 and $30,907 for the years ended December 31, 2016 and 2015, respectively.
Deferrals and Troubled Debt Restructurings
In accordance with the Company's policies and guidelines, SC from time to time offers extensions (deferrals) to consumers on its retail installment contracts, whereby the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two months. The Company's policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, SC generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.
The following is a summary of deferrals on the Company's retail installment contracts held for investment as of the dates indicated:

	December 31, 2016		December 31, 2015
	(Dollar amounts in thousands)
Never deferred	$18,624,208	68.1%	$19,946,478	73.3%
Deferred once	4,428,467	16.2%	3,923,705	14.4%
Deferred twice	2,110,758	7.7%	1,660,482	6.1%
Deferred 3 - 4 times	2,130,140	7.8%	1,639,092	6.0%
Deferred greater than 4 times	64,574	0.2%	54,011	0.2%
Total	$27,358,147		$27,223,768
The Company evaluates the results of deferral strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, SC believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the Company's allowance for credit losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for credit losses and related provision for credit losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for credit losses and related provision for credit losses, including the allowance and provision for loans that are not classified as TDRs. For loans that are classified as TDRs, the Company compares the present value of expected cash flows to the outstanding recorded investment of TDRs to determine the amount of TDR impairment and related provision for credit losses that should be recorded.
The Company also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of SC's revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, the Company believes modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties.
The following is a summary of the principal balance as of December 31, 2016 and 2015 of loans that have received these modifications and concessions:

	December 31, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$2,472,432	$1,746,399
Bankruptcy-related accounts	109,494	104,355
Extension of maturity date	24,032	45,119
Interest rate reduction	64,180	77,976
Other (b)	1,388,060	59,179
Total modified loans	$4,058,198	$2,033,028

(a)	Reduces a customer's payment for a temporary time period (no more than six months)

(b)
Of these modifications, $1.3 billion and $6 million at December 31, 2016 and 2015, respectively, are modifications related to our dealer mark-up and maximum buy-rate policies. These modifications are not classified as TDRs as they have been granted for a reason other than the borrower's financial difficulties.

A summary of the Company's recorded investment in TDRs as of the dates indicated is as follows:

	December 31, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment	$5,637,792	$4,601,502
Impairment	(1,611,295)	(1,363,023)
Outstanding recorded investment, net of impairment	$4,026,497	$3,238,479
A summary of the principal balance on the Company's delinquent TDRs as of the dates indicated is as follows:

	December 31, 2016	December 31, 2015
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal, 31-60 days past due	$1,194,819	$942,021
Delinquent principal over 60 days	665,068	510,015
Total delinquent TDR principal	$1,859,887	$1,452,036
As of December 31, 2016 and 2015, the Company did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.
The following table summarizes the cumulative changes in the total outstanding recorded investment in TDRs, and its components, for retail installment contracts for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
Balance — beginning of year	$4,601,502	$4,044,070
New TDRs	3,419,990	3,445,103
Charge-offs	(1,613,754)	(1,280,884)
Repurchases (sales)	8,686	(473,054)
Paydowns	(771,693)	(704,167)
Transfers to held for sale	(6,939)	(429,566)
Balance — end of year	$5,637,792	$4,601,502
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, its historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.  Due to this key distinction in accounting treatment, the coverage ratio is higher for TDRs in comparison to non-TDRs.

The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,599,567	$4,579,931
TDR - Impairment	1,611,295	1,363,023
TDR allowance ratio	28.8%	29.8%

Non-TDR - Unpaid principal balance	$21,528,406	$22,284,015
Non-TDR - Allowance	1,799,760	1,834,391
Non-TDR allowance ratio	8.4%	8.2%

Total - Unpaid principal balance	$27,127,973	$26,863,946
Total - Allowance	3,411,055	3,197,414
Total allowance ratio	12.6%	11.9%

The Company's total allowance ratio on retail installment contracts increased from 11.9% in 2015 to 12.6% in 2016 due to the increased balance of loans classified as TDRs which take into consideration expected lifetime losses and, therefore, have a higher allowance ratio compared to non-TDR loans.
Liquidity Management, Funding and Capital Resources
The Company requires a significant amount of liquidity to originate and acquire loans and leases, and to service debt. SC funds its operations through lending relationships with 13 third-party banks and Santander and SHUSA, as well as through securitization in the ABS market and large flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $5.2 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the year ended December 31, 2016, the Company completed on-balance sheet funding transactions totaling approximately $13 billion, including:

•	three securitizations on the SDART platform for $3.4 billion;

•	issuances of retained bonds on the SDART platform for $429 million;

•	three securitizations on the DRIVE, deeper nonprime platform, for $3.1 billion;

•	a securitization on the CCART platform for $945 million;

•	four private amortizing lease facilities for $1.4 billion;

•	four private amortizing loan facilities for $1.7 billion; and

•	nine top-ups of private amortizing lease facilities for $2 billion
The Company also completed $4.6 billion in asset sales, including $2.8 billion in recurring monthly sales with its third party flow partners, an off-balance sheet CCART securitization of $886 million, and a sale of personal lending assets of $869 million. Additionally, SC completed several sales of charged off assets totaling $65 million in proceeds.

As of December 31, 2016, SC's debt consisted of the following:

Third party revolving credit facilities	$6,739,817
Related party revolving credit facilities	2,975,000
Total revolving credit facilities	9,714,817

Public securitizations	13,436,482
Privately issued amortizing notes	8,172,407
Total secured structured financings	21,608,889
Total debt	$31,323,706
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Facilities
The Company uses warehouse facilities to fund its originations. Each facility specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. SC's warehouse facilities generally are backed by auto retail installment contracts and auto leases, in some cases, personal loans. These facilities generally have one- or two-year commitments, staggered maturities and floating interest rates. The Company maintains daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments to balance the desire to minimize funding costs with liquidity needs.
The Company's warehouse facilities generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for two of SC's warehouse facilities, delinquency and net loss ratios are calculated with respect to the serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurs under one of these agreements, the lenders could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict the Company's ability to obtain additional borrowings under the agreement, and/or remove it as servicer. SC has never had a warehouse facility terminated due to failure to comply with any ratio or a failure to meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted facility.
The Company has two credit facilities with eight banks providing an aggregate commitment of $3.9 billion for the exclusive use of providing short-term liquidity needs to support FCA retail financing. As of December 31, 2016, there was an outstanding balance of $3.7 billion. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facility

The Company also obtains financing through two investment management agreements whereby retained subordinate bonds are pledged on SC securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of December 31, 2016, there was an outstanding balance of $743 million under these repurchase facilities.

Lines of Credit with Santander and Related Subsidiaries
Santander historically has provided, and continues to provide, SC with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides the Company with a $3 billion of long-term committed revolving credit facility. SHUSA provides SC with an additional $3.3 billion of committed revolving credit, $300 million of which is collateralized by residuals retained on SC's securitizations and $3 billion of which is unsecured. As of December 31, 2016 and 2015, the Company had borrowed $3.0 billion and $2.6 billion, respectively, under the lines of credit with Santander and SHUSA.
The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current commitment termination dates of December 2017 and 2018. These facilities currently permit unsecured borrowing and can also be collateralized by auto retail installment contracts and auto leases as well as securitization notes payables and residuals of the Company. Any balances outstanding under these facilities at the time of their commitment termination date will amortize to match the maturities and expected cash flows of the corresponding collateral.
Until March 4, 2016, when the facilities offered through the New York branch were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of $2.4 billion and $3.7 billion under these facilities during the twelve months ended December 31, 2016 and 2015, respectively. The maximum outstanding balance during each period was $3.0 billion and $4.4 billion, respectively.
Until November 1, 2016, when the SHUSA commitments were increased to $3.3 billion, the commitments from SHUSA totaled $1.8 billion. The commitments from SHUSA consisted of a $300 million facility with an average outstanding balance of $300 million during the twelve months ended December 31, 2016 and 2015; the maximum outstanding balance during each of those years was $300 million. Additionally, the commitments from SHUSA included $3 billion of unsecured revolving credit which had an average outstanding balance of $3.3 million during the twelve months ended December 31, 2016; the maximum outstanding balance during 2016 was $200 million.
The Company also has derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $7.3 billion and $13.7 billion at December 31, 2016 and 2015, respectively. SC had a collateral overage on derivative liabilities with Santander and affiliates of $15 million and $21 million at December 31, 2016 and 2015, respectively. Interest expense on these agreements includes amounts totaling $16 million, $58 million, and $44 million for the years ended December 31, 2016, 2015, and 2014, respectively.
In August 2015, under a new agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each months ending balance. The guarantee fee will only be applicable for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. The Company recognized guarantee fee expense of $6.4 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively.
Secured Structured Financings

The Company's secured structured financings consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes.
The Company obtains long-term funding for its receivables through securitization in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SC may choose to issue floating rate securities based on market conditions. Because of prevailing market rates, the Company did not issue ABS transactions in 2008 and 2009, but began issuing ABS again in 2010. SC has been the largest issuer of retail auto ABS since 2011 and has issued a total of more than $53 billion in retail auto ABS since 2010.
The Company executes each securitization transaction by selling receivables to securitization Trusts that issue ABS to investors. To attain specified credit ratings for each class of bonds, these securitization transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of ABS issued by the Trusts.
Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt in the Trusts, increasing overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of overcollateralization is reached and maintained, excess cash flows generated by the Trusts are released to SC as distributions from the Trusts. The Company also receives monthly servicing fees as servicer for the Trusts. SC's securitizations may require an increase in credit enhancement levels if Cumulative Net Losses, as defined in the documents underlying each ABS transaction, exceed a specified percentage of the pool balance. None of SC's securitizations have Cumulative Net Loss percentages above their respective limits.

SC's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered VIEs and meet the requirements to be consolidated in the Company's financial statements. Following a securitization, the finance receivables and the notes payable related to the securitized retail installment contracts remain on the consolidated balance sheets. The Company recognizes finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. SC also records a provision for credit losses to cover the estimate of inherent credit losses on the retail installment contracts. While these Trusts are consolidated in the Company's financial statements, these Trusts are separate legal entities. Thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to SC's creditors or its other subsidiaries.

ABS credit spreads began widening in the second half of 2015 and continued into early 2016.  However, beginning in second quarter of 2016 and through the end of the year, ABS credit spreads have improved through strong market demand. SC completed eight securitizations in 2016, in addition to issuing several retained bonds on existing securitizations. The Company currently has 35 securitizations outstanding in the market with a cumulative ABS balance of approximately $14.4 billion. SC's securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SC generally retains the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. The Company uses the proceeds from securitization transactions to repay borrowings outstanding under its credit facilities, originate and acquire loans and leases, and for general corporate purposes. The Company generally exercises clean-up call options on its securitizations when the collateral pool balance reaches 10% of its original balance.
SC also periodically privately issues amortizing notes in transactions that are structured similarly to its public and Rule 144A securitizations but are issued to banks and conduits. SC's securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and vehicle leases.
Flow Agreements

In addition to its credit facilities and secured structured financings, the Company has flow agreements in place for Chrysler Capital retail installment contracts and for charged off assets.
To manage the balance sheet and provide funding for the Company's originations, it has entered into flow agreements under which it will sell, or otherwise source to third parties, loans on a periodic basis. These loans are not on SC's balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. The Company continues to actively seek additional flow agreements.
Off-Balance Sheet Financing

The Company periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, these transactions are recorded as true sales of the retail installment contracts securitized, and the sold assets are removed from its consolidated balance sheets. During the year ended December 31, 2016, the Company executed one off-balance sheet securitization under the Chrysler Capital Auto Receivables Trust, (CCART) a securitization platform, selling $886 million of gross retail installment contracts.
During the year ended December 31, 2015, the Company sold residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. SC received cash proceeds of $662 million for the year ended December 31, 2015, related to the sale of these residual interests and retained bonds. Each of these Trusts was previously determined to be a VIE. Prior to the sale of these residual interests, the Company consolidated the associated Trusts because it held a variable interest in each VIE and had determined that it was the primary beneficiary of the VIEs. The Company will continue to service the loans of these Trusts and may reacquire certain retail installment loans from the Trusts through the exercise of an optional clean-up call, as permitted through the respective servicing agreements. Although SC will continue to service the loans in the associated Trusts and, therefore, will have the power to direct the activities that most significantly impact the economic performance of the Trust, the Company concluded that it was no longer the primary beneficiary of the Trusts upon the sale of the its residual interests. As a result, SC deconsolidated the assets and liabilities of the corresponding Trusts upon their sale. Upon settlement of these transactions, the Company derecognized $1.9 billion in assets and $1.2 billion in notes payable and other liabilities of the Trust. For the year ended December 31, 2015, the sale of these interests resulted in a net decrease to provision for credit losses of $113 million, after giving effect to lower of cost or market adjustments of $73 million.

During the year ended December 31, 2015, SC executed two bulk sales of leases with an aggregate depreciated net capitalized cost of $1.3 billion to a third party. Due to the accelerated depreciation permitted for tax purposes, these two sales generated large taxable gains that were deferred through a qualified like-kind exchange program. To qualify for this deferral, the Company was required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds also were needed to pay down the third party credit facilities on which SC had financed the leases prior to their sale, the Company increased borrowings on its related party credit facilities temporarily until the sale proceeds could be reinvested over the 180 days following each sale. Taxable gains related to proceeds not reinvested were recognized following the 180-day deferral period.
Cash Flow Comparison
SC has produced positive net cash from operating activities every year since 2003. The Company's investing activities primarily consist of originations and acquisitions of retail installment contracts. SC's financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollar amounts in thousands)
Net cash provided by operating activities	$4,473,117	$3,909,706	$3,894,518
Net cash used in investing activities	$(5,267,814)	$(7,715,212)	$(8,339,145)
Net cash provided by financing activities	$935,984	$3,791,242	$4,467,253
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash provided by operating activities increased from $3.9 billion for the year ended December 31, 2015 to $4.5 billion for the year ended December 31, 2016, as there was a $1.5 billion decrease in outflows for originations of assets held for sale and a $265 million increase in non-cash net expenses, which was partially offset by a decrease of $757 million of proceeds from sales of assets held for sale, and a $131 million net decrease in cash due to a non-recurring $377 million tax refund in 2015 and a decrease in cash outflows from operation expenses, partially offset by an increase in collections.
Net cash used in investing activities decreased by $2.4 billion from the year ended December 31, 2015 to the year ended December 31, 2016, primarily due to a $4.0 billion decrease in outflows for originations of loans held for investment, partially offset by a $1.4 billion decrease in proceeds from sale of loans held for investment and a $447 million increase in purchases of leased vehicles.
Net cash provided by financing activities decreased by $2.9 billion from the year ended December 31, 2015 to the year ended December 31, 2016, primarily due to $2.8 billion lower net proceeds from borrowings, as the Company decreased its use of off-balance sheet sales to finance originations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities remained consistent at $3.9 billion from the year ended December 31, 2014 to the year ended December 31, 2015, as the $1.5 billion increase in outflows for originations of assets held for sale was offset by $610 million in proceeds from sales of these assets, a $481 million increase in non-cash net expenses and a $470 million net increase from changes in assets and liabilities, primarily comprised of a $377 million swing in tax payments from a net payment in 2014 to a net refund in 2015.
Net cash used in investing activities decreased by $624 million from the year ended December 31, 2014 to the year ended December 31, 2015, primarily due to:

•	a $1.5 billion increase in proceeds from sale of leased vehicles, as leases originated under the Chrysler Capital program beginning in 2013 began to reach maturity in 2015, and

•	an $896 million increase in collections on finance receivables held for investment, as the Company's portfolio grew.

These increased inflows were partly offset by:

•	a $1.2 billion in increased outflows for originations of leases and loans held for investment, and

•	$636 million lower proceeds from sale of loans held for investment, due to the classification of more loans as held for sale upon origination.

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

Contingencies and Off-Balance Sheet Arrangements

Lending Arrangements

The Company is obligated to make purchase price holdback payments to a third-party originator of loans that it purchases on a periodic basis when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives.
The Company has extended revolving lines of credit to certain auto dealers. Under these arrangements, SC is committed to lend up to each dealer’s established credit limit. At December 31, 2016, there was an outstanding balance of $2.5 million and a committed amount of $2.9 million.
Under terms of agreements with LendingClub, the Company was previously committed to purchase, at a minimum, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate "near-prime" (as that term is defined in the agreements) originations. This commitment could be reduced or canceled with 90 days' notice. In October 2015, SC gave notice of termination of its agreement with LendingClub, and, accordingly, ceased originations on this platform in January 2016.
In April 2013, SC entered into certain agreements with Bluestem. The terms of the agreements include a commitment by the Company to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. The Company is required to make a monthly profit-sharing payment to Bluestem. Although SC has classified loans originated under this agreement as held for sale, it continues to perform in accordance with the terms and operative provisions of these agreements. The Company expects seasonal origination volumes to remain consistent with historical trends.
In April 2014, SC entered into an application transfer agreement with Nissan, whereby it has the first opportunity to review for its own portfolio any credit applications turned down by Nissan's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract.
Flow Agreements

SC's retail installment contract flow agreements with Bank of America and CBP may require the Company to make servicer performance or loss-sharing payments. These agreements relate to the Company's Chrysler Capital relationship and are described in Recent Developments and Other Factors Affecting SC's Results of Operations.
Credit Enhancement Arrangements
In connection with the sale of retail installment contracts to securitization trusts, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold. As of December 31, 2016, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales.

Chrysler Agreement-related Contingencies
Throughout the ten-year term of the Chrysler Agreement, SC is obligated to make quarterly payments to FCA representing a percentage of gross profits earned from a portion of the Chrysler Capital consumer loan and lease platform. The Company is also obligated to make quarterly payments to FCA sharing residual gains on leases in quarters in which the Company experiences lease terminations with gains over a specified percentage threshold.
Contractual Obligations
The Company leases its headquarters in Dallas, Texas, servicing centers in Texas, Colorado, Arizona, and Puerto Rico, and operations facilities in California, Texas and Colorado under non-cancelable operating leases that expire at various dates through 2027.
The following table summarizes SC's contractual obligations as of December 31, 2016:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$11,992	$25,564	$25,945	$56,794	$120,295
Notes payable - revolving facilities	3,017,452	6,697,365	—	—	9,714,817
Notes payable - secured structured financings	1,878,807	5,018,578	9,782,700	4,972,792	21,652,877
Contractual interest on debt	674,403	641,601	145,151	26,741	1,487,896
	$5,582,654	$12,383,108	$9,953,796	$5,056,327	$32,975,885
Risk Management Framework
SC has established a Board-approved Governance Framework that outlines governance principles organized into the following sections: strategic plan; risk identification and assessment; risk appetite; delegation of authority, decision making and accountability; risk management, risk taking and risk ownership; oversight and controls; monitoring, reporting and escalation; incentive compensation; and shared services. SC also uses three lines of defense risk governance structure that assigns responsibility for risk management among front-line business personnel, an independent risk management function, and internal audit. The Chief Risk Officer (CRO), who reports to the CEO and to the Risk Committee of the Board and is independent of any business line, is responsible for developing and maintaining a risk framework designed to ensure that risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company. The CRO is also accountable to SHUSA's Chief Risk Officer.
The Risk Committee is charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company's risk profile. The Risk Committee meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the Risk Committee are individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing the Company and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance, legal and other general business conditions. A comprehensive risk report is submitted by the CRO to the Risk Committee and to the Board at least quarterly providing management’s view of the Company's risk position.
In addition to the Board and the Risk Committee, the CEO and CRO delegate risk responsibility to management committees. These committees include the Asset Liability Committee and the Enterprise Risk Management (ERM) Committee. The CRO participates in each of these committees.
Additionally, the Company has established an Enterprise Risk Management (ERM) function and implemented a Board-approved Framework to manage risks across the organization in a comprehensive, consistent and effective fashion, enabling the firm to achieve its strategic priorities, including its business plan, within its expressed risk appetite. Accordingly, ERM implemented the Board-approved Enterprise Risk Appetite Framework through which ERM developed SC's Risk Appetite Statement, which details the type of risk and size of risk-taking activities permissible in the course of executing business strategy.

Credit Risk
The risk inherent in the Company's loan and lease portfolios is driven by credit quality, and is affected by borrower-specific and economy-wide factors such as changes in employment. SC manages this risk through its underwriting and credit approval guidelines and servicing policies and practices, as well as geographic and manufacturer concentration limits.
The Company's automated originations process reflects a disciplined approach to credit risk management. SC's robust historical data on both organically originated and acquired loans provides the Company with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary loss forecasting score using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and more than 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The Company continuously maintains and adjusts the pricing in each tier to reflect market and risk trends. In addition to the automated process, the Company maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. The Company generally tightens its underwriting requirements in times of greater economic uncertainty (including during the financial crisis) to compete in the market at loss and approval rates acceptable for meeting the Company's required returns. The Company's underwriting policy has also been adjusted to meet the requirements of SC's contracts such as the Chrysler Agreement. In both cases, the Company has accomplished this by adjusting risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.
The Company monitors early payment defaults and other potential indicators of dealer or customer fraud and uses the monitoring results to identify dealers who will be subject to more extensive stipulations when presenting customer applications, as well as dealers with whom SC will not do business at all.

Market Risk

Interest Rate Risk
The Company measures and monitors interest rate risk on at least a monthly basis. The Company borrows money from a variety of market participants to provide loans and leases to SC's customers. The Company's gross interest rate spread, which is the difference between the income earned through the interest and finance charges on SC's finance receivables and lease contracts and the interest paid on SC's funding, will be negatively affected if the expense incurred on SC's borrowings increases at a faster pace than the income generated by SC assets.
The Company's Interest Rate Risk Policy is designed to measure, monitor, and manage the potential volatility in earnings stemming from changes in interest rates. SC generates financing receivables which are predominantly fixed rate and borrow with a mix of fixed rate and variable rate funding. To the extent that the Company's asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to manage to the desired risk tolerance. As of December 31, 2016, the notional value of SC's interest rate swap agreements was $8.9 billion. SC also enters into Interest Rate Cap agreements as required under certain lending agreements.   In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, SC may enter into a second interest rate cap (Back-to-Back).  As of December 31, 2016 the notional value of SC’s interest rate cap agreements was $18.9 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of December 31, 2016, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease SC's net interest income by $59 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of balance sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of December 31, 2016, the impact of a 100 basis point parallel increase in the interest rate curve would decrease SC's MVE by $104 million.
Collateral Risk
The Company's lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although SC has elected not to purchase residual value insurance at the present time, the Company's residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.

Similarly, lower used vehicle prices also reduce the amount that can be recovered when remarketing repossessed vehicles that serve as collateral underlying loans. The Company manages this risk through loan-to-value limits on originations, monitoring of new and used vehicle values using standard industry guides, and active, targeted management of the repossession process.
The Company does not currently have material exposure to currency fluctuations or inflation.
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because SC's debt is nearly entirely serviced by collections on consumer receivables, the Company's primary liquidity risk relates to the ability to continue to grow the business through the funding of originations. The Company has a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that SC maintains at least eight external credit providers (as of December 31, 2016, it had fourteen);

•	that SC relies on Santander and affiliates for no more than 30% of its funding (as of December 31, 2016, Santander and affiliates provided 9.48% of its funding);

•
that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of December 31, 2016, the highest single lender's commitment was 21.37% (not including repo) );

•
that no more than 35% of SC's debt mature in the next six months and no more than 65% of SC debt mature in the next twelve months (as of December 31, 2016, only 6.48% and 9.59%, respectively, of its debt is scheduled to mature in these timeframes); and

•
that SC maintains unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company's expected peak usage over the following twelve months (as of December 31, 2016, SC had twelve-month rolling unused capacity of $7.1 billion).

The Company's liquidity policy also requires that SC's Asset Liability Committee monitor many indicators, both market-wide and company-specific, to determine if action may be necessary to maintain the Company's liquidity position. The Company's liquidity management tools include daily, monthly and twelve-month rolling cash requirements forecasts, monthly funding usage and availability reports, daily sources and uses reporting, structural liquidity risk exercises, and the establishment of liquidity contingency plans. The Company also performs quarterly stress tests in which it forecasts the impact of various negative scenarios (alone and in combination), including reduced credit availability, higher funding costs, lower advance rates, lower customer interest rates, lower dealer discount rates, and higher credit losses.
The Company generally looks for funding first from structured secured financings, second from third-party credit facilities, and last from Santander. The Company believes this strategy helps reduce its reliance on borrowings under funding commitments from Santander and SHUSA. Additionally, SC can reduce originations to significantly lower levels if necessary during times of limited liquidity.
The Company has established a qualified like-kind exchange program to defer tax liability on gains on sale of vehicle assets at lease termination. If SC does not meet the safe harbor requirements of IRS Revenue Procedure 2003-39, the Company may be subject to large, unexpected tax liabilities, thereby generating immediate liquidity needs. The Company believes that its compliance monitoring policies and procedures are adequate to enable SC to remain in compliance with the program requirements.
Operational Risk
SC is exposed to operational risk loss arising from failures in the execution of our business activities. These relate to failures arising from inadequate or failed processes, failures in its people or systems, or from external events. The Company's operational risk management program Third Party Risk Management, Business Continuity Management, Information Risk Management, Information Risk Management, Fraud Risk Management, and Operational Risk Management, with key program elements covering Loss Event, Issue Management, Risk Reporting and Monitoring, and Risk Control Self-Assessment (RCSA).
To mitigate operational risk, the Company maintains an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing compliance monitoring with all applicable regulations, internal control documentation and review of processes, and internal audits. The Company also utilizes internal and external legal counsel for expertise when needed. Upon hire and annually, all associates receive comprehensive mandatory regulatory compliance training. In addition, the Board receives annual regulatory and compliance training. SC uses industry-leading call mining and other software solutions that assist the Company in analyzing potential breaches of regulatory requirements and customer service. The Company's call mining software analyzes all customer service calls, converting speech to text, and mining for specific words and phrases that may indicate inappropriate comments by a representative. The software also detects escalated voice volume, enabling a supervisor to intervene if necessary. This tool enables the Company to effectively manage and identify training opportunities for associates, as well as track and resolve customer complaints through a robust quality assurance program.
A significant operational error related to distribution of principal on a securitization occurred in 2014. Principal payments that should have been made pro rata to the Class A-2-A and Class A-2-B notes of the SDART 2013-5 transaction instead were made solely to Class A-2-A notes on two consecutive monthly distribution dates. This transaction was the first SC securitization in several years that featured a class of notes with subclasses that were to receive principal payments pro rata. To correct the error, the Company amended the transaction documents to allow for a deposit of approximately $71 million to the securitization trust for distribution to the Class A-2-B noteholders. This action, which had no material impact on SC's consolidated results of operations, brought the respective note balances of the Class A-2-A and Class A-2-B notes into parity and increased overcollateralization on the transaction. Additionally, the Company has implemented enhanced processes and controls to ensure payment distributions accurately reflect the legal documentation and transaction structure going forward.
Model Risk
The Company mitigates model risk through a robust model validation process, which includes committee governance and a series of tests and controls. The Company utilizes SHUSA's Model Risk Management group for all model validation to verify models are performing as expected and in line with their design objectives and business uses.
Critical Accounting Estimates
Accounting policies are integral to understanding the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements; critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from the Company's judgments and assumptions, then it may have an adverse impact on the results of operations, financial condition, and cash flows. SC's management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed the Company's disclosure relating to these estimates.
Credit Loss Allowance
The Company maintains a credit loss allowance (the allowance) for SC's held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards. For loans not classified as TDRs, the allowance is maintained at a level estimated to be adequate to absorb losses of recorded investment inherent in the portfolio, based upon a holistic assessment including both quantitative and qualitative considerations. For impaired loans, including those classified as TDRs, the allowance is comprised of impairment measured using a discounted cash flow model.
The quantitative framework is supported by credit models that consider several credit quality indicators including, but not limited to, historical loss experience and current portfolio trends. The credit models utilized differ among the Company's individually acquired retail installment contracts, personal loans, capital leases and receivables from dealers. The credit models are adjusted by management through qualitative reserves to incorporate information reflective of the current business environment.
Management uses the qualitative framework to exercise judgment about matters that are inherently uncertain and that are not considered by the quantitative framework. These adjustments are documented and reviewed through the Company's risk management processes. Furthermore, management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.
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

Valuation of Automotive Lease Assets and Residuals
The Company has significant investments in vehicles in SC's operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, the Company determines the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model using internally-generated data that is compared against third party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, the Company is exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, the Company depreciates automotive operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, the Company revises the projected value of the lease vehicle at termination based on current market conditions, and other relevant data points, and adjusts depreciation expense appropriately over the remaining term of the lease. Impairment of the operating lease asset is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market, such as shocks to oil and gas prices, that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. The Company has taken no such impairment charges.

The Company's depreciation methodology for operating lease assets considers management's expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) SC's remarketing abilities, and (4) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, the Company's depreciation expense would be negatively impacted.
Provision for Income Taxes
In determining taxable income, the Company must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
The Company's largest deferred tax liability is leased vehicles.  This liability is primarily due to the acceleration of depreciation and the deferral of tax gains through like-kind exchange transactions on the leased auto portfolio.  For years subsequent to 2012, SC has generated a taxable loss also primarily due to accelerated depreciation and deferral of tax gains on the leased auto portfolio.  The tax losses generated in 2013 and 2014 were carried back to offset prior year tax liabilities.  The tax losses generated in 2015 and 2016 are available to offset future taxable income.
Because the volume of the Company's loan sales exceeds the “negligible sales” exception under section 475 of the Internal Revenue Code, the Company is classified as a dealer in securities for tax purposes. Accordingly, the Company must report its finance receivables and loans at fair value in the SC's tax returns. Changes in the fair value of SC's receivables and loans portfolios have a significant impact on the size of deferred tax assets and liabilities. Estimated fair value is dependent on key assumptions including prepayment rates, expected recovery rates, charge off rates and timing, and discount rates.
In evaluating the Company's ability to recover deferred tax assets, the Company considers all available positive and negative evidence including past operating results and the Company's forecast of future taxable income. In estimating future taxable income, the Company develops assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage SC's underlying businesses.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on the Company's deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company's results of operations, financial condition or cash flows.
In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States (including Puerto Rico). The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes will be due in accordance with the authoritative guidance regarding the accounting for uncertain tax positions. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.
For additional information regarding the Company's provision for income taxes, refer to Note 10 to the Consolidated Financial Statements.
Fair Value of Financial Instruments
The Company uses fair value measurements to determine fair value adjustments to certain instruments and fair value disclosures. Refer to Note 15 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 15 to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. The Company reviews and modifies, as necessary, the fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels due to changes in inputs to the valuation techniques used to measure fair value.
The Company has numerous internal controls in place to ensure the appropriateness of fair value measurements. Additionally, a number of internal controls are in place to ensure the fair value measurements are reasonable, including controls over the inputs into and the outputs from the fair value measurements. Certain valuations will also be benchmarked to market indices when appropriate and available.
Considerable judgment is used in forming conclusions from market observable data used to estimate the Company's Level 2 fair value measurements and in estimating inputs to the Company's internal valuation models used to estimate Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, recovery rates and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.
Recent Accounting Pronouncements
Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 1 to the Consolidated Financial Statements under “Recent Accounting Pronouncements.”
Market Data
Market data used in this Form 10-K has been obtained from independent industry sources and publications, such as the Federal Reserve Bank of New York; the Federal Reserve Bank of Philadelphia; the Federal Reserve Board; The Conference Board; the CFPB; Equifax Inc.; Experian Automotive; FCA; Fair Isaac Corporation; FICO® Banking Analytics Blog; Polk Automotive; the United States Department of Commerce: Bureau of Economic Analysis; J.D. Power; and Ward’s Automotive Reports. Forward-looking information obtained from these sources is subject to the same qualifications and the additional uncertainties regarding the other forward-looking statements in this Form 10-K.
For purposes of this Form 10-K, the Company categorizes the prime segment as borrowers with FICO® scores of 640 and above and the non-prime segment as borrowers with FICO® scores below 640.
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
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Santander Consumer USA Holdings Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income and comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Santander Consumer USA Holdings Inc. and its subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because of the material weaknesses in internal control over financial reporting related to deficiencies in the Control Environment, Risk Assessment, Control Activities and Monitoring and additional material weaknesses in the Company’s application of effective interest method for accretion; methodology to estimate credit loss allowance; loans modified as TDRs; development, approval, and monitoring of models used to estimate the credit loss allowance; identification, governance, and monitoring of models used to estimate accretion; the review of new, unusual or significant transactions; the review of financial statement disclosures; and the preparation and review of the consolidated statement of cash flows. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Santander Consumer USA Holdings Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Santander Consumer USA Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santander Consumer USA Holdings Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, the accompanying 2015 and 2014 consolidated financial statements have been restated to correct misstatements.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2017 (October 27, 2016 as to the effects of the restatement discussed in Note 19)

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents - $98,536 and zero held at affiliates, respectively	$160,180	$18,893
Finance receivables held for sale, net	2,123,415	2,859,575
Finance receivables held for investment, net	23,481,001	23,367,788
Restricted cash — $11,629 and $39,436 held at affiliates, respectively	2,757,299	2,236,329
Accrued interest receivable	373,274	395,387
Leased vehicles, net	8,564,628	6,497,310
Furniture and equipment, net of accumulated depreciation of $47,365 and $50,409, respectively	67,509	58,007
Federal, state and other income taxes receivable	87,352	267,636
Related party taxes receivable	1,087	71
Goodwill	74,056	74,056
Intangible assets, net of amortization of $33,652 and $28,422, respectively	32,623	33,016
Due from affiliates	31,270	58,599
Other assets	785,410	582,291
Total assets	$38,539,104	$36,448,958
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$6,739,817	$6,902,779
Notes payable — secured structured financings	21,608,889	20,872,900
Notes payable — related party	2,975,000	2,600,000
Accrued interest payable	33,346	22,544
Accounts payable and accrued expenses	379,021	413,269
Federal, state and other income taxes payable	—	2,462
Deferred tax liabilities, net	1,278,064	881,225
Due to affiliates	50,620	58,148
Other liabilities	235,728	263,082
Total liabilities	33,300,485	32,016,409
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
358,987,689 and 358,014,870 shares issued and 358,907,550 and 357,945,865 shares outstanding, respectively	3,589	3,579
Additional paid-in capital	1,657,611	1,644,151
Accumulated other comprehensive income, net	28,259	2,125
Retained earnings	3,549,160	2,782,694
Total stockholders’ equity	5,238,619	4,432,549
Total liabilities and equity	$38,539,104	$36,448,958
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	December 31, 2016	December 31, 2015
Assets
Restricted cash	$2,087,177	$1,842,877
Finance receivables held for sale, net	1,012,277	1,539,686
Finance receivables held for investment, net	22,919,312	22,658,626
Leased vehicles, net	8,564,628	6,497,310
Various other assets	686,253	630,017
Total assets	$35,269,647	$33,168,516
Liabilities
Notes payable	$31,659,203	$30,611,019
Various other liabilities	91,234	85,844
Total liabilities	$31,750,437	$30,696,863

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Interest on finance receivables and loans	$5,026,790	$5,031,829	$4,493,413
Leased vehicle income	1,487,671	1,037,793	651,590
Other finance and interest income	15,135	18,162	8,068
Total finance and other interest income	6,529,596	6,087,784	5,153,071
Interest expense — Including $119,277, $162,353, and $141,381 to affiliates, respectively	807,484	628,791	523,203
Leased vehicle expense	995,459	726,420	476,250
Net finance and other interest income	4,726,653	4,732,573	4,153,618
Provision for credit losses	2,468,200	2,785,871	2,521,267
Net finance and other interest income after provision for credit losses	2,258,453	1,946,702	1,632,351
Profit sharing	47,816	57,484	74,925
Net finance and other interest income after provision for credit losses and profit sharing	2,210,637	1,889,218	1,557,426
Investment gains (losses), net — Including $346, ($5,654), and $4,917 from affiliates, respectively	(444,759)	(95,214)	113,147
Servicing fee income — Including $16,733, $16,453, and $21,930 from affiliates, respectively	156,134	131,113	72,627
Fees, commissions, and other — Including $900, $9,331, and $25,985, from affiliates, respectively	382,171	385,744	374,128
Total other income	93,546	421,643	559,902
Compensation expense	498,224	434,041	482,637
Repossession expense	293,355	241,522	201,017
Other operating costs — Including $2,480, $9,195, and $829, to affiliates, respectively	351,893	345,686	312,539
Total operating expenses	1,143,472	1,021,249	996,193
Income before income taxes	1,160,711	1,289,612	1,121,135
Income tax expense	394,245	465,572	395,851
Net income	$766,466	$824,040	$725,284

Net income	$766,466	$824,040	$725,284
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $15,647, $872, and $3,814, respectively	26,134	(1,428)	6,406
Comprehensive income	$792,600	$822,612	$731,690
Net income per common share (basic)	$2.14	$2.32	$2.08
Net income per common share (diluted)	$2.13	$2.31	$2.04
Dividends declared per common share	$—	$—	$0.15
Weighted average common shares (basic)	358,280,814	355,102,742	348,723,472
Weighted average common shares (diluted)	359,078,337	356,163,076	355,722,363

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2014	346,760	$3,468	$1,409,463	$(2,853)	$1,285,686	$2,695,764
Stock issued in connection with employee incentive compensation plans	2,267	22	19,331	—	—	19,353
Purchase of treasury stock	(49)	—	(960)	—	—	(960)
Stock-based compensation	—	—	125,888	—	—	125,888
Deemed contribution from shareholder	—	—	6,797	—	—	6,797
Net income	—	—	—	—	725,284	725,284
Other comprehensive income, net of taxes	—	—	—	6,406	—	6,406
Dividends declared per common share $0.15	—	—	—	—	(52,316)	(52,316)
Balance — December 31, 2014	348,978	$3,490	$1,560,519	$3,553	$1,958,654	$3,526,216
Stock issued in connection with employee incentive compensation plans	8,985	89	74,139	—	—	74,228
Purchase of treasury stock	(17)	—	(267)	—	—	(267)
Stock based compensation expense	—	—	10,686	—	—	10,686
Tax sharing with affiliate	—	—	(926)	—	—	(926)
Net income	—	—	—	—	824,040	824,040
Other comprehensive loss, net of taxes	—	—	—	(1,428)	—	(1,428)
Balance — December 31, 2015	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$4,432,549
Stock issued in connection with employee incentive compensation plans	988	10	5,697	—	—	5,707
Purchase of treasury stock	(26)	—	(350)	—	—	$(350)
Stock based compensation expense			9,537	—	—	9,537
Tax sharing with affiliate	—	—	(1,424)	—	—	(1,424)
Net income	—	—	—	—	766,466	766,466
Other comprehensive income, net of taxes	—	—	—	26,134	—	26,134
Balance — December 31, 2016	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$766,466	$824,040	$725,284
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	169	(1,650)	(9,685)
Provision for credit losses	2,468,200	2,785,871	2,521,267
Depreciation and amortization	1,094,774	821,782	570,989
Accretion of discount	(355,961)	(362,573)	(416,381)
Originations and purchases of receivables held for sale	(4,019,155)	(5,472,995)	(3,936,973)
Proceeds from sales of and repayments on receivables originated as held for sale	3,905,622	4,662,778	4,053,051
Change in revolving unsecured consumer loans	(317,506)	(107,947)	—
Investment (gains) losses, net	444,759	95,214	(113,147)
Stock-based compensation	9,537	10,686	125,888
Deferred tax expense	379,753	427,283	617,068
Changes in assets and liabilities:
Accrued interest receivable	5,358	(93,089)	(68,964)
Accounts receivable	5,315	(8,587)	(9,895)
Federal income tax and other taxes	175,075	233,313	(130,689)
Other assets	(55,765)	(20,628)	(1,328)
Accrued interest payable	9,559	4,204	2,482
Other liabilities	(58,944)	59,736	62,970
Due to/from affiliates	15,861	52,268	(97,419)
Net cash provided by operating activities	4,473,117	3,909,706	3,894,518
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(12,901,776)	(16,910,010)	(16,381,530)
Collections on finance receivables held for investment	10,295,849	10,178,209	9,282,673
Proceeds from sale of loans originated as held for investment	823,877	2,187,328	2,823,046
Leased vehicles purchased	(5,596,639)	(5,149,481)	(4,482,921)
Manufacturer incentives received	1,210,779	979,183	895,964
Proceeds from sale of leased vehicles	1,548,186	1,931,957	465,481
Change in revolving personal loans	(93,194)	(438,785)	(560,388)
Purchases of furniture and equipment	(23,290)	(18,798)	(19,256)
Proceeds from sales of furniture and equipment	1,844	511	951
Change in restricted cash	(525,433)	(466,497)	(357,244)
Other investing activities	(8,017)	(8,829)	(5,921)
Net cash used in investing activities	(5,267,814)	(7,715,212)	(8,339,145)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	13,756,342	15,232,692	11,948,421
Payments on notes payable related to secured structured financings	(12,941,849)	(11,113,459)	(9,439,255)
Proceeds from unsecured notes payable	4,491,153	6,150,000	5,082,062
Payments on unsecured notes payable	(4,076,571)	(7,390,631)	(5,322,030)
Proceeds from notes payable (including repurchase agreements)	25,256,469	27,379,570	25,543,242
Payments on notes payable (including repurchase agreements)	(25,557,686)	(26,554,425)	(23,310,720)
Proceeds from stock option exercises, gross	8,126	87,762	24,809
Repurchase of stock - employee tax withholding	—	(267)	(6,960)
Dividends paid	—	—	(52,316)
Net cash provided by financing activities	935,984	3,791,242	4,467,253
Net increase (decrease) in cash and cash equivalents	141,287	(14,264)	22,626
Cash — Beginning of year	18,893	33,157	10,531
Cash — End of year	$160,180	$18,893	$33,157

Noncash investing and financing transactions (Refer to Note 13)

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.	Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices

Santander Consumer USA Holdings Inc., a Delaware corporation (together with its subsidiaries, "SC" or "the Company"), is the holding company for Santander Consumer USA Inc., an Illinois corporation, and subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination and securitization of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
In conjunction with a ten-year private label financing agreement (the Chrysler Agreement) with Fiat Chrysler Automobiles US LLC (FCA) that became effective May 1, 2013, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it provides personal loans, private-label revolving lines and other consumer finance products.
As of December 31, 2016, the Company was owned approximately 58.8% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.4% by public shareholders, approximately 9.7% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO, and approximately 0.1% by other holders, primarily members of senior management. Pursuant to a Separation Agreement with Mr. Dundon, SHUSA was deemed to have delivered, as of July 3, 2015, an irrevocable notice to exercise the call option with respect to all the shares of Company common stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to required regulatory approvals and any other approvals required by law being obtained (the Call Transaction). Because the Call Transaction was not consummated prior to October 15, 2015 (the Call End Date), DDFS LLC is free to transfer any or all of its shares of Company common stock, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander. Also, because the Call Transaction was not completed prior to the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company common stock ultimately sold in the Call Transaction (Note 12).
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered variable interest entities (VIEs). The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities, as of the date of the financial statements, and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of credit loss allowance, discount accretion, fair value, impairment, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

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
Accounting Policies

Finance Receivables
Finance receivables are comprised of retail installment contracts individually acquired, purchased receivables, receivables from dealer, personal loans, and capital lease receivables. Finance receivables are classified as either held for sale or held for investment, depending on the Company’s intent and ability to hold the underlying contract for the foreseeable future or until maturity or payoff. Most of the Company’s retail installment contracts held for investment are pledged under its warehouse facilities or securitization transactions.
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
Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. A Chrysler Capital retail installment contract is considered current if the borrower has made all prior payments in full and at least 90% of the payment currently due, and a non-Chrysler Capital retail installment contract is considered current if the borrower has made all prior payments in full and at least 50% of the payment currently due. Payments generally are applied to interest first, then principal, then fees, regardless of a contract's accrual status.
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
Purchased Receivables Portfolios
Receivables portfolios purchased from other lenders or pursuant to a repurchased obligation that are purchased at amounts less than the principal amount of those receivables, resulting in a discount to par, are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, if the discount was attributable, at least in part, to the expectation that not all contractual cash flows will be received from borrowers, which did not exist at the origination of the loans. The excess of the estimated undiscounted principal, interest, and other cash flows expected to be collected over the initial investment in the acquired loans, or accretable yield, is accreted to interest income over the expected life of the loans using the effective interest rate method.
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
Finance Receivables Held for Sale, Net
Finance receivables, which may include any of the receivables described above, that the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, including those previously designated as held for investment and subsequently identified for sale, are classified as held for sale, at origination or at the time a decision to sell is made. Finance receivables designated as held for sale are carried at the lower of cost or market, as determined on an aggregate basis. Cost, or recorded investment, includes deferred net origination fees and costs, premium or discounts, accrued interest, manufacturer subvention (if any) and any direct write-down of the investment. When loans are transferred from held for investment, if the recorded investment of a loan exceeds its market value at the time of initial designation as held for sale, the Company will recognize a direct write-down of the excess of the recorded investment over market as a charge-off against the credit loss allowance. Subsequent to the initial measurement of retail installment contracts held for sale, market declines in the recorded investment, whether due to credit or market risk, are recorded through investment gains (losses), net of lower of cost or market adjustments.
Provision for Credit Losses
Provisions for credit losses are charged to operations in amounts sufficient to support the credit loss allowance in accordance with the Company's estimate. The Company estimates an allowance on individually acquired retail installment contracts and personal loans held for investment not classified as TDRs at a level considered adequate to cover expected net credit losses inherent in the recorded investment of that portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses. For loans classified as TDRs, impairment is typically measured based on the present value of expected future cash flows discounted at the original effective interest rate. Provisions for credit losses are also charged to operations for impairment on TDRs.
Retail installment contracts acquired individually are charged off against the allowance in the month in which the account becomes greater than 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A net charge-off represents the difference between the estimated sales proceeds and the Company's recorded investment in the related contract. Costs to sell the vehicle are presented in repossession expense. Accounts in repossession that have been charged off and are pending liquidation are removed from retail installment contracts and the related repossessed automobiles are included in other assets in the Company’s consolidated balance sheets.
Term and revolving personal loans are charged off against the allowance in the month in which the accounts become 120 days and 180 days contractually delinquent, respectively.
In addition to maintaining a general allowance based on risk ratings, receivables from dealers are evaluated individually for impairment with allowances established for receivables determined to be individually impaired.

Receivables from dealers are charged off against these allowances at the time that the credit is considered uncollectable and of such little value that it does not warrant consideration as an active asset.
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
For TDRs, impairment is typically measured based on the difference between the recorded investment of the loan and the present value of the expected future cash flows of the loan. The loan may also be measured for impairment based on the fair value of the underlying collateral less costs to sell for loans that are collateral dependent. TDRs are evaluated for impairment individually or in aggregate for those loans with similar risk characteristics.
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
Fees, commissions, and other
Fees, commissions, and other primarily include late fee, miscellaneous, and other income, generally recorded when there is no doubt as to the collectability of the related receivable.
Repossessed Vehicles and Repossession Expense
Repossessed vehicles represent vehicles the Company has repossessed due to the borrowers’ default on the payment terms of the retail installment contracts, loans or leases. The Company generally begins repossession activity once a customer has reached 60 days past due. The customer has an opportunity to redeem the repossessed vehicle by paying all outstanding balances, including finance charges and fees. Any vehicles not redeemed are sold at auction. The Company records the vehicles currently in its inventory at the lower of cost or estimated fair value, net of estimated costs to sell (See Notes 9 and 15.)

Repossession expense includes the costs to repossess and sell vehicles obtained due to borrower default. These costs include transportation, storage, rekeying, condition reports, legal fees, the fees paid to repossession agents and auction fees.
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
The Company has several limited guarantees with Santander that provide explicit performance guarantees on certain servicer obligations related to the Company’s warehouse facilities and certain securitizations. As a result of those guarantees, the Company was permitted to commingle funds received on contracts that have been included in the securitizations and certain warehouse facilities, and retain and remit cash to the respective collection accounts once a month prior to the distribution dates. However, due to downgrades in Santander’s credit ratings during a prior reporting period, the commingling rights were lost. No funds were commingled as of December 31, 2016.

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
The Company is classified as a dealer in securities for tax purposes, and reports its financial receivables and loans at fair value in its tax returns.
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
Furniture and Equipment
Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization on furniture and equipment for the years ended December 31, 2016, 2015, and 2014 totaled $16,357, $16,111, and $13,069, respectively. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to operations as incurred.
Goodwill and Intangibles
Goodwill represents the excess of consideration paid over fair value of net assets acquired in business combinations. Intangibles represent intangible assets purchased or acquired through business combinations, including trade names and software development costs. Intangibles are amortized over their estimated useful lives. The Company tests goodwill for impairment annually in accordance with the provisions of ASC 350, Intangibles-Goodwill and Other.
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
The Company uses change in variable cash flows to assess hedge effectiveness of cash flow hedges on a prospective and retrospective basis. At December 31, 2016, all of the Company’s interest rate swap agreements designated as cash flow hedges are deemed to be effective hedges for accounting purposes. The Company uses the hypothetical derivative method to measure the amount of ineffectiveness and a net earnings impact occurs when the cumulative change in the value of a derivative, as adjusted, differs from the cumulative change in value of the perfect hypothetical derivative. The excess change in value (the ineffectiveness) is recognized in earnings.
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
The Company has also entered into interest rate swap agreements related to its securitization trusts and warehouse facilities that are not designated as hedges. These agreements are intended to reduce the risk of interest rate fluctuations. For the interest rate swap agreements not designated as hedges, any gains or losses are included in the Company’s earnings as a component of operating expense.
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

Total Return Settlement —The Company is obligated to make purchase price holdback payments to a third party originator of auto loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans are greater than originally expected. These purchase price holdback payments and total return settlement payments are considered to be derivatives, collectively referred to herein as “total return settlement,” and accordingly are marked to fair value each reporting period.
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
Change in Accounting Principle
During the second quarter of fiscal year 2016, the Company changed the date of its annual goodwill impairment test from December 31 to October 1. This new testing date is preferable under the circumstances in order to align the Company’s policy with that of SHUSA. The Company has prospectively applied the change and confirmed the change in the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.
Recently Adopted Accounting Standards
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This standard affects entities that issue share-based payments when the terms of an award stipulate that a performance target could be achieved after an employee completes the requisite service period. This guidance became effective for the Company January 1, 2016 and implementation of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows

On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance became effective for the Company December 31, 2016 and implementation of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20, a separate update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company does not expect the new guidance to have a material impact on the elements of its Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gain). The Company expects to adopt this ASU in the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and reviewing related contracts with customers to determine the effect on certain non-interest income items presented in the Consolidated Statements of Operations and on the presentation and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments, except those accounted for under the equity method of accounting or which result in consolidation of the investee, to be measured at fair value, with changes in the fair value being recorded in net income. However, equity investments that do not have readily determinable fair values will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer. The amendment also simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at their amortized cost on the balance sheet, requires that the disclosed fair values of financial instruments represent "exit price," requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the FVO has been elected for that liability, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values, for which it should be applied prospectively. While the Company is still in the process of evaluating the impacts of the adoption of this ASU, we don’t expect the impact to be significant to our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. Once effective, the new guidance must be applied for all periods presented. The Company does not expect the new guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Shareholders' Equity, since the Company recognizes assets and liabilities for all of its vehicle lease transactions. We continue to evaluate the impact of the new guidance to our operating leases primarily for office space and computer equipment. Upon adoption, the Company will gross up its balance sheet by the present value of future minimum lease payments for these operating leases.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The new guidance clarifies that a change in the counterparties to a derivative contract, i.e., a novation, in and of itself, does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of this new guidance can be applied on a modified retrospective or prospective basis. The Company does not expect the adoption of this ASU to have a significant impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under existing guidance, companies will still need to evaluate other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. The new guidance is required to be adopted on a modified retrospective basis to all existing and future debt instruments. The Company does not expect the adoption of this ASU to have a significant impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323). The new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. The new standard also provides specific guidance for available-for-sale securities that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method of accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of this new guidance can be applied only a prospective basis for investments those qualify for the equity method of accounting after the effective date. The Company does not expect the adoption of this ASU to have a significant impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the Statement of Cash Flows ("SCF"), and forfeitures when accounting for share-based payment transactions. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the SCF should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. For further information regarding the impact of the adoption of this ASU see Note 10.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating credit losses, given the change to estimated losses for the estimated life of the financial asset, and will likely result in material changes to the Company’s credit and capital reserves.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This update amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The ASU’s amendments add or clarify guidance on eight cash flow issues including debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted, including adoption in an interim period, however any adjustments should be reflected as of the beginning of the fiscal year that includes the period of adoption. All of the amended guidance must be adopted in the same period. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early adoption is permitted at the beginning of an annual reporting period for which annual or interim financial statements have not been issued or made available for issuance. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control. which amends the guidance in U.S. GAAP on related parties that are under common control. Specifically, the new ASU requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect the adoption of this ASU to have a significant impact on its financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force), which requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, however, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have an impact on its financial position or results of operations and expects the impact to be disclosure only.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance revises the definition of a business, potentially affecting areas of accounting such as acquisitions, disposals, goodwill impairment, and consolidation. Under the new guidance, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired (or disposed of) would not represent a business. If this initial screen is met, no further analysis would be required. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create an output. In addition, the amendments narrow the definition of the term “output” so that it is consistent with how outputs are defined in ASC Topic 606, Revenue from Contracts with Customers. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted. Adoption of the amendments must be applied on a prospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill & Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The new rules state that a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impacts of the adoption of this ASU.

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Retail installment contracts acquired individually	$23,219,724	$23,004,065
Purchased receivables	158,264	239,551
Receivables from dealers	68,707	76,025
Personal loans	12,272	941
Capital lease receivables (Note 3)	22,034	47,206
	$23,481,001	$23,367,788

The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at December 31, 2016 and 2015:

	December 31, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans (a)
Unpaid principal balance	$27,127,973	$69,431	$19,361
Credit loss allowance - specific	(1,611,295)	—	—
Credit loss allowance - collective	(1,799,760)	(724)	—
Discount	(559,116)	—	(7,721)
Capitalized origination costs and fees	61,922	—	632
Net carrying balance	$23,219,724	$68,707	$12,272
(a)As of December 31, 2016, there were lower of cost or market adjustments of $7,521 included in the discount on personal loans.

	December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans
Unpaid principal balance	$26,863,946	$76,941	$941
Credit loss allowance - specific	(1,363,023)	—	—
Credit loss allowance - collective	(1,834,391)	(916)	—
Discount	(722,701)	—	—
Capitalized origination costs	60,234	—	—
Net carrying balance	$23,004,065	$76,025	$941
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse facilities or securitization bonds (Note 6). Most of the borrowers on the Company’s retail installment contracts are retail consumers; however, $848,918 and $1,087,024 of the unpaid principal balance represented fleet contracts with commercial borrowers as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (13%), California (10%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total.
During the year ended December 31, 2016, the Company originated more than $8.0 billion in Chrysler Capital loans which represented 49% of total retail installment contract originations, as well as more than $5.5 billion in Chrysler Capital leases. As of December 31, 2016, SC's auto retail installment contract portfolio consisted of $7.4 billion of Chrysler Capital loans which represents 32% of SC's auto retail installment contract portfolio.

Purchased receivables portfolios, which were acquired with deteriorated credit quality, were comprised of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Outstanding balance	$231,360	$362,212
Outstanding recorded investment, net of impairment	$159,451	$239,551

Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Year Ended December 31,
	2016	2015	2014
Balance — beginning of year	$178,582	$268,927	$407,490
Accretion of accretable yield	(69,701)	(91,157)	(199,151)
Reclassifications from nonaccretable difference	(1,840)	812	60,588
Balance — end of year	$107,041	$178,582	$268,927
During the years ended December 31, 2016 and 2015, the Company recognized certain retail installment loans with an unpaid principal balance of $466,050 and $95,596 , respectively, which were previously held by non-consolidated securitization Trusts, under an optional clean-up call (Note 7). Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 15).
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at December 31, 2016 and 2015, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018. The Company had accrued interest on this term loan of $165 and $156 at December 31, 2016 and 2015, respectively.

The remaining receivables from dealers held for investment are all Chrysler Agreement-related. As of December 31, 2016, borrowers on these dealer receivables are located in Virginia (53%), New York (24%), Mississippi (13%), Missouri (9%) and Wisconsin (1%).

As of September 30, 2015, the Company determined that it no longer had the intent to hold its personal loans for investment and that classification of all personal loans as held for sale was appropriate as of that date. In connection with the reclassification to held for sale, the Company transferred the personal loan portfolio at the lower of cost or market with the lower of cost or market adjustment being charged off against the credit loss allowance. Loan originations and purchases under the Company’s personal lending platform subsequent to September 30, 2015, also are classified as held for sale. Following the reclassification of personal loans to held for sale, further adjustments to the recorded investment in personal loans held for sale, whether due to customer default or declines in market value, are recorded in investment gains (losses), net in the consolidated statement of income and comprehensive income (Note 18). On February 1, 2016, the Company sold personal loans with an unpaid principal balance of $869,349 to a third party for an immaterial gain.

At December 31, 2015, the Company determined that its intent to sell certain non-performing personal loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $539 and $941 as of December 31, 2016 and 2015, respectively.

At September 30, 2016, the Company determined that its intent to sell certain personal revolving loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $11,733 at December 31, 2016.

Held For Sale
The carrying value of the Company's finance receivables held for sale was comprised of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Retail installment contracts acquired individually	$1,045,815	$905,161
Personal loans	1,077,600	1,954,414
Total assets held for sale	$2,123,415	$2,859,575
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the years ended December 31, 2016, 2015, and 2014 were as follows:

	For the Year Ended December 31,
	2016	2015	2014
Sales of retail installment contracts to third parties	$3,694,019	$7,862,520	$6,620,620
Proceeds from sales of charged-off assets	64,847	122,436	26,674

The Company retains servicing of retail installment contracts sold to third parties. Total contracts sold to unrelated third parties and serviced as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Serviced balance of retail installment contracts and leases sold to third parties	$10,116,788	$12,155,844
3.    Leases

The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Leased vehicles	$11,939,295	$8,836,710
Less: accumulated depreciation	(2,326,342)	(1,510,414)
Depreciated net capitalized cost	9,612,953	7,326,296
Manufacturer subvention payments, net of accretion	(1,066,531)	(845,142)
Origination fees and other costs	18,206	16,156
Net book value	$8,564,628	$6,497,310

During the year ended December 31, 2015, the Company executed bulk sales of Chrysler Capital leases with an aggregate depreciated net capitalized cost of $1,316,958 and a net book value of $1,155,171 to a third party. The bulk sales agreements included certain provisions whereby the Company agreed to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 11). The Company retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, these sales generated taxable gains of $784,365 that the Company deferred through a qualified like-kind exchange program. Taxable gains of $327 that did not qualify for deferral was recognized upon expiration of the reinvestment period. No such bulk sales occurred during the year ended December 31, 2016.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2016:

2017	$1,448,022
2018	895,461
2019	268,156
2020	12,552
2021	—
Thereafter	—
Total	$2,624,191

Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Gross investment in capital leases	$39,417	$91,393
Origination fees and other	150	155
Less unearned income	(7,545)	(24,464)
Net investment in capital leases before allowance	32,022	67,084
Less: allowance for lease losses	(9,988)	(19,878)
Net investment in capital leases	$22,034	$47,206

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of December 31, 2016:

2017	$15,236
2018	14,420
2019	6,514
2020	2,280
2021	967
Thereafter	—
Total	$39,417
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
The activity in the credit loss allowance for individually acquired loans for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Year Ended December 31, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment
Balance — beginning of year	$3,197,414	$916
Provision for credit losses	2,471,490	201
Charge-offs	(4,723,649)	(393)
Recoveries	2,465,800	—
Balance — end of year	$3,411,055	$724

	Year Ended December 31, 2015
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of year	$2,586,685	$674	$348,660
Provision for credit losses	2,433,617	242	324,634
Charge-offs (a)	(3,897,480)	—	(695,918)
Recoveries	2,101,709	—	22,624
Impact of loans transferred to held for sale	(27,117)	—	—
Balance — end of year	$3,197,414	$916	$—

(a)
Charge-offs of retail installment contracts acquired individually and personal loans include lower of cost or market adjustments of $73,388 and $377,598, respectively, which were charged off against the credit loss allowance.

	Year Ended December 31, 2014
	Retail Installment Contracts Acquired Individually	Receivables from Dealers Held for Investment	Personal Loans
Balance — beginning of year	$1,949,048	$1,090	$179,350
Provision for credit losses	2,101,744	(416)	434,030
Charge-offs	(3,187,803)	—	(286,331)
Recoveries	1,723,696	—	21,611
Balance — end of year	$2,586,685	$674	$348,660
The impairment activity related to purchased receivables portfolios for the years ended December 31, 2016, 2015, and 2014 was as follows:

	For the Year Ended December 31,
	2016	2015	2014
Balance — beginning of year	$172,308	$186,126	$210,208
Incremental provisions for purchased receivables portfolios	805	475	19,448
Incremental reversal of provisions for purchased receivables portfolios	(3,790)	(14,293)	(43,530)
Balance — end of year	$169,323	$172,308	$186,126

The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the years ended December 31, 2016, 2015, and 2014 was as follows:

	For the Year Ended December 31,
	2016	2015	2014
Balance — beginning of year	$19,878	$9,589	$—
Provision for credit losses	(506)	41,196	9,991
Charge-offs	(33,476)	(64,209)	(804)
Recoveries	24,092	33,302	402
Balance — end of year	$9,988	$19,878	$9,589
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
The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $129,974 and $110,972 as of December 31, 2016 and 2015, respectively.
A summary of delinquencies as of December 31, 2016 and 2015 is as follows:

	December 31, 2016
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,735,577	$13,570	$2,749,147
Delinquent principal over 60 days	1,386,218	6,571	1,392,789
Total delinquent principal	$4,121,795	$20,141	$4,141,936

	December 31, 2015
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 31-60 days past due	$2,454,986	$30,442	$2,485,428
Delinquent principal over 60 days	1,191,567	17,297	1,208,864
Total delinquent principal	$3,646,553	$47,739	$3,694,292

The balances in the above tables reflect total unpaid principal balance rather than net investment before allowance. As of December 31, 2016 and 2015, there were no receivables from dealers that were 31 days or more delinquent. As of December 31, 2016 and 2015, there were $33,886 and zero, respectively, of retail installment contracts held for sale that were 31 days or more delinquent.
FICO® Distribution - A summary of the credit risk profile of the Company's consumer loans by FICO® distribution, determined at origination, as of December 31, 2016 and 2015 was as follows:

FICO® Band	December 31, 2016	December 31, 2015
Commercial (a)	3.1%	4.0%
No-FICOs	12.2%	12.2%
<540	22.1%	23.4%
540-599	31.4%	30.9%
600-639	17.4%	17.3%
>640	13.8%	12.2%

(a)	No FICO score is obtained on loans to commercial borrowers.

Commercial Lending Credit Quality Indicators — The credit quality of receivables from dealers, which are considered commercial loans, is summarized according to standard regulatory classifications as follows:
Pass — Asset is well-protected by the current net worth and paying capacity of the obligor or guarantors, if any, or by the fair value less costs to sell any underlying collateral in a timely manner.
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
Loss — Credit is considered uncollectable and of such little value that it does not warrant consideration as an active asset. There may be some recovery or salvage value, but there is doubt as to whether, how much or when the recovery would occur.
The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the classifications above. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Pass	$17,585	$39,270
Special Mention	2,790	5,466
Substandard	1,488	—
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$21,863	$44,736

Commercial loan credit quality indicators for receivables from dealers held for investment as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Pass	$67,681	$68,873
Special Mention	—	8,068
Substandard	1,750	—
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$69,431	$76,941
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio and operating and capital leases are excluded from the scope of the applicable guidance. The Company's TDR balance as of December 31, 2016 and 2015 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of December 31, 2016 and 2015, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s loans modified in TDRs as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	Retail Installment Contracts
Outstanding recorded investment	$5,637,792	$4,601,502
Impairment	(1,611,295)	(1,363,023)
Outstanding recorded investment, net of impairment	$4,026,497	$3,238,479
A summary of the Company’s delinquent TDRs at December 31, 2016 and 2015, is as follows:

	December 31, 2016	December 31, 2015
	Retail Installment Contracts
Principal, 31-60 days past due	$1,194,819	$942,021
Delinquent principal over 60 days	665,068	510,015
Total delinquent TDR principal	$1,859,887	$1,452,036

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

	For the Year Ended
	December 31, 2016	December 31, 2015		December 31, 2014
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Average outstanding recorded investment in TDRs	$5,079,782	$4,361,962	$17,150	$3,153,280	$14,061
Interest income recognized	802,048	716,054	2,220	509,004	1,679
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended
	December 31, 2016	December 31, 2015		December 31, 2014
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Outstanding recorded investment before TDR	$3,394,308	$3,417,884	$15,418	$2,866,340	$18,443
Outstanding recorded investment after TDR	$3,419,990	$3,445,103	$15,340	$2,894,964	$18,359
Number of contracts (not in thousands)	191,385	198,325	12,501	171,167	16,614
A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted for the years ended December 31, 2016, 2015, and 2014 are summarized in the following table:

	For the Year Ended
	December 31, 2016	December 31, 2015		December 31, 2014
	Retail Installment Contracts	Retail Installment Contracts	Personal Loans	Retail Installment Contracts	Personal Loans
Recorded investment in TDRs that subsequently defaulted	$788,933	$788,297	$5,346	$516,349	$3,437
Number of contracts (not in thousands)	44,972	45,840	4,919	32,221	3,401

5.	Goodwill and Intangibles

The Company has identified one operating segment which is also the reporting unit, Consumer Finance. Management uses a two-step method to test goodwill for impairment annually and in interim, if an event or circumstance occurs that would “more likely than not” reduce the fair value of the reporting unit to an amount below its carrying value. For the first step, the Company determines if impairment exists by estimating the fair value of the Consumer Finance reporting unit using the market capitalization method at the measurement date and comparing it to the carrying value. If the fair value is greater than the carrying value, then no goodwill impairment has occurred. If the carrying value is greater than fair value, then impairment has occurred the amount is measured in step two. Step two measures the impairment by comparing the implied fair value of the reporting unit’s goodwill to its carrying value. In the second step, fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its test of goodwill for impairment during the fourth quarter of 2016 and concluded that goodwill was not impaired. The carrying amount of goodwill for the years ended December 31, 2016, 2015, and 2014, was unchanged at $74,056. For each of the years ended December 31, 2016, 2015, and 2014, goodwill amortization of $5,463 was deductible for tax purposes.

The components of intangible assets at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	12,400	(10,643)	$1,757
Software and technology	3 years	33,528	(19,762)	13,766
Trademarks	3 - 15 years	20,347	(3,247)	17,100
Total		$66,275	$(33,652)	$32,623

	December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(9,403)	$2,997
Software and technology	3 years	28,691	(16,672)	12,019
Trademarks	3 years	2,347	(2,347)	—
Intangible assets not subject to amortization - trademarks		18,000	—	18,000
Total		$61,438	$(28,422)	$33,016
Effective April 1, 2016, the Company changed its estimate of the useful life of its trademark intangible to better reflect the estimated periods during which the asset is expected to generate cash flows. The estimated remaining useful life of the intangible asset that previously was considered indefinite was reduced to 15 years. The effect of this change in estimate was to increase amortization expense by $900 for the period ended December 31, 2016.
The Company recognized impairment on intangible assets of zero, $3,500, and $16,800 during the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense on the assets was $8,411, $6,742, and $6,902 for the years ended December 31, 2016, 2015, and 2014, respectively. Estimated future amortization expense is as follows:

2017	$8,994
2018	6,592
2019	3,537
2020	1,200
2021	1,200
Thereafter	11,100
Total	$32,623
The weighted average remaining useful life for the Company's amortizing intangible assets was 8.5 years, 2.9 years, and 3.1 years at December 31, 2016, 2015, and 2014, respectively.

6.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of December 31, 2016 and 2015:

	December 31, 2016
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	January 2018	$153,784	$500,000	3.17%	$213,578	$—
Warehouse line	Various (a)	462,085	1,250,000	2.52%	653,014	14,916
Warehouse line (b)	August 2018	534,220	780,000	1.98%	608,025	24,520
Warehouse line (c)	August 2018	3,119,943	3,120,000	1.91%	4,700,774	70,991
Warehouse line	October 2018	702,377	1,800,000	2.51%	994,684	23,378
Repurchase facility (d)	December 2017	507,800	507,800	2.83%	—	22,613
Repurchase facility (d)	April 2017	235,509	235,509	2.04%	—	—
Warehouse line	November 2018	578,999	1,000,000	1.56%	850,758	17,642
Warehouse line	October 2018	202,000	400,000	2.22%	290,867	5,435
Warehouse line	November 2018	—	500,000	2.07%	—	—
Warehouse line	October 2017	243,100	300,000	2.38%	295,045	9,235
Total facilities with third parties		6,739,817	10,393,309		8,606,745	188,730
Lines of credit with Santander and related subsidiaries (e):
Line of credit	December 2017	500,000	500,000	3.04%	—	—
Line of credit	December 2018	175,000	500,000	3.87%	—	—
Line of credit	December 2017	1,000,000	1,000,000	2.86%	—	—
Line of credit	December 2018	1,000,000	1,000,000	2.88%	—	—
Line of credit	March 2017	300,000	300,000	2.25%	—	—
Line of credit	March 2019	—	3,000,000	3.74%	—	—
Total facilities with Santander and related subsidiaries		2,975,000	6,300,000		—	—
Total revolving credit facilities		$9,714,817	$16,693,309		$8,606,745	$188,730

(a)	Half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.

(b)	This line is held exclusively for financing of Chrysler Capital loans.

(c)	This line is held exclusively for financing of Chrysler Capital leases.

(d)	The repurchase facilities are collateralized by securitization notes payable retained by the Company. These facilities have rolling maturities of up to one year.

(e)
These lines are also collateralized by securitization notes payable and residuals retained by the Company. As of December 31, 2016 and December 31, 2015, $1,316,568 and $1,420,584, respectively, of the aggregate outstanding balances on these facilities were unsecured.

	December 31, 2015
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
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
Lines of Credit with Santander and Related Subsidiaries
Through its New York branch, Santander provides the Company with $3,000,000 of long-term committed revolving credit facilities. Through SHUSA, Santander provides the Company with an additional $3,300,000 of committed revolving credit, $300,000 of which is collateralized by residuals retained on its own securitizations, and $3,000,000 of committed revolving credit that can be drawn on an unsecured basis.
These facilities offered through the New York branch are structured as three and five-year floating rate facilities, with current commitment termination dates of December 2017 and 2018. These facilities currently permit unsecured borrowings but generally are collateralized by retail installment contracts and retained residuals. Any balances outstanding under the facility at the time of its commitment termination date will amortize to match the maturities and expected cash flows of the corresponding collateral.

Secured Structured Financings

The following table presents information regarding secured structured financings as of December 31, 2016 and 2015:

	December 31, 2016
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$197,470	$2,525,540	0.92%-1.23%	$312,710	$73,733
2013 Securitizations	January 2019 - January 2021	1,172,904	6,689,700	0.89%-1.59%	1,484,014	222,187
2014 Securitizations	February 2020 - January 2021	1,858,600	6,391,020	1.16%-1.72%	2,360,939	250,806
2015 Securitizations	September 2019 - January 2023	4,326,292	9,317,032	1.33%-2.29%	5,743,884	468,787
2016 Securitizations	April 2022 - March 2024	5,881,216	7,462,790	1.63%-2.46%	7,572,977	408,086
Public securitizations (a)		13,436,482	32,386,082		17,474,524	1,423,599
2010 Private issuances	June 2011	113,157	516,000	1.29%	213,235	6,270
2011 Private issuances	December 2018	342,369	1,700,000	1.46%	617,945	31,425
2013 Private issuances	September 2018-September 2020	2,375,964	2,693,754	1.13%-1.38%	4,122,963	164,740
2014 Private issuances	March 2018 - December 2021	643,428	3,271,175	1.05%-1.40%	1,129,506	68,072
2015 Private issuances	December 2016 - July 2019	2,185,166	2,855,062	0.88%-2.81%	2,384,661	140,269
2016 Private issuances	May 2020 - September 2024	2,512,323	3,050,000	1.55%-2.86%	3,553,577	90,092
Privately issued amortizing notes		8,172,407	14,085,991		12,021,887	500,868
Total secured structured financings		$21,608,889	$46,472,073		$29,496,411	$1,924,467
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.

	December 31, 2015
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$433,771	$2,525,540	0.92%-1.23%	$580,581	$84,231
2013 Securitizations	January 2019 - January 2021	2,000,915	6,689,700	0.89%-1.59%	2,577,552	267,623
2014 Securitizations	February 2020 - January 2021	2,956,273	6,391,020	1.16%-1.72%	3,894,365	313,356
2015 Securitizations	September 2019 - January 2023	7,269,037	9,317,032	1.33%-2.29%	9,203,569	577,647
Public securitizations		12,659,996	24,923,292		16,256,067	1,242,857
2010 Private issuances	June 2011	108,201	516,000	1.29%	240,026	6,855
2011 Private issuances	December 2018	708,884	1,700,000	1.46%	1,142,853	50,432
2013 Private issuances	September 2018-September 2020	2,836,420	2,693,754	1.13%-1.38%	4,311,481	143,450
2014 Private issuances	March 2018 - December 2021	1,541,970	3,271,175	1.05%-1.40%	2,192,495	95,325
2015 Private issuances	November 2016 - May 2020	3,017,429	3,548,242	0.88%-2.81%	3,608,497	161,778
Privately issued amortizing notes		8,212,904	11,729,171		11,495,352	457,840
Total secured structured financings		$20,872,900	$36,652,463		$27,751,419	$1,700,697

Notes Payable — Secured Structured Financings
The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying retail installment contracts, which back the notes. The final contractual maturity and weighted average interest rate by year on these notes at December 31, 2016, were as follows:

2017, .76%	$1,878,808
2018, 2.19%	418,091
2019, 1.82%	4,600,486
2020, 2.27%	5,122,732
2021, 2.79%	4,659,967
Thereafter, 3.09%	4,972,792
$21,652,876
Less: unamortized costs	(43,987)
Notes payable - secured structured financings	$21,608,889

The Company’s secured structured financings consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act and privately issued amortizing notes. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of December 31, 2016 and 2015, the Company had private issuances of notes backed by vehicle leases totaling $3,862,274 and $3,228,240, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $27,111, $23,338, and $14,599 for the years ended December 31, 2016, 2015, and 2014, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the years ended December 31, 2016, 2015, and 2014 was $420,153, $291,247, and $238,394, respectively.
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
Revolving credit facilities generally also utilize entities that are considered VIEs which are included on the consolidated balance sheets.

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. This titling trust is considered a VIE.
On-balance sheet variable interest entities
The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of December 31, 2016 and 2015, the Company was servicing $27,802,971 and $27,995,907, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts for the years ended December 31, 2016, 2015, and 2014, is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Assets securitized	$15,828,921	$18,516,641	$14,251,258

Net proceeds from new securitizations (a)	$13,319,530	$15,232,692	$11,948,421
Net proceeds from sale of retained bonds	436,812	—	—
Cash received for servicing fees (b)	787,778	700,156	632,957
Net distributions from Trusts (b)	1,748,013	1,960,418	1,829,754
Total cash received from Trusts	$16,292,133	$17,893,266	$14,411,132

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.
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
During the years ended December 31, 2016, 2015, and 2014 the Company sold $886,288, $1,557,099, and $1,802,461, respectively, of gross retail installment contracts to VIEs in off-balance sheet securitizations for a gain (loss) of $(10,511), $59,983, and $72,443, respectively, recorded in investment gains (losses), net, in the accompanying consolidated statements of income. As of December 31, 2016 and 2015, the Company was servicing $2,741,101 and $2,663,494, respectively, of gross retail installment contracts that have been sold in these and other off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from these off-balance sheet securitization trusts for the years ended December 31, 2016, 2015, and 2014, is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Receivables securitized (a)	$904,108	$1,557,099	$1,802,461

Net proceeds from new securitizations	$876,592	$1,578,320	$1,894,052
Cash received for servicing fees	47,804	23,848	17,000
Total cash received from securitization trusts	$924,396	$1,602,168	$1,911,052

(a)	Represents the unpaid principal balance at the time of original securitization.

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

The underlying notional amounts and aggregate fair values of these agreements at December 31, 2016 and 2015, were as follows:

	December 31, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$7,854,700	$44,618	$9,150,000	$1,706
Interest rate swap agreements not designated as hedges	1,019,900	1,939	2,399,000	(1,306)
Interest rate cap agreements	9,463,935	76,269	10,013,912	32,951
Options for interest rate cap agreements	9,463,935	(76,281)	10,013,912	(32,977)
Total return settlement	658,471	(30,618)	1,404,726	(53,432)

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

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at December 31, 2016 and 2015.
The Company is obligated to make purchase price holdback payments on a periodic basis to a third-party originator of loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. As of December 31, 2016, all purchase price payments and all total return settlement payments due in 2016 have been made. These purchase price holdback payments and total return settlement payments are considered to be derivatives, collectively referred to herein as “total return settlement,” and accordingly are marked to fair value each reporting period.
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

Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of December 31, 2016 and 2015:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (a)	Net Amount
December 31, 2016
Interest rate swaps - Santander & affiliates	$5,372	$—	$5,372	$—	$—	$5,372
Interest rate swaps - third party	42,254	—	42,254	—	(22,100)	20,154
Interest rate caps - Santander & affiliates	7,593	—	7,593	—	—	7,593
Interest rate caps - third party	68,676	—	68,676	—	—	68,676
Total derivatives subject to a master netting arrangement or similar arrangement	123,895	—	123,895	—	(22,100)	101,795
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$123,895	$—	$123,895	$—	$(22,100)	$101,795
Total financial assets	$123,895	$—	$123,895	$—	$(22,100)	$101,795

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,607	$—	$4,607	$—	$—	$4,607
Interest rate swaps - third party	3,863	—	3,863	—	—	3,863
Interest rate caps - Santander & affiliates	12,724	—	12,724	—	—	12,724
Interest rate caps - third party	20,227	—	20,227	—	—	20,227
Total derivatives subject to a master netting arrangement or similar arrangement	41,421	—	41,421	—	—	41,421
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivative assets	$41,421	$—	$41,421	$—	$—	$41,421
Total financial assets	$41,421	$—	$41,421	$—	$—	$41,421

(a)	Cash collateral received is reported in Other liabilities or Due to affiliate, as applicable, in the consolidated balance sheet.

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged (a)	Net Amount
December 31, 2016
Interest rate swaps - Santander & affiliates	$546	$—	$546	$—	$(546)	$—
Interest rate swaps - third party	524	—	524	—	(524)	—
Back to back - Santander & affiliates	7,593	—	7,593	—	(7,593)	—
Back to back - third party	68,688	—	68,688	—	(68,688)	—
Total derivatives subject to a master netting arrangement or similar arrangement	77,351	—	77,351	—	(77,351)	—
Total return settlement	30,618	—	30,618	—	—	30,618
Total derivatives not subject to a master netting arrangement or similar arrangement	30,618	—	30,618	—	—	30,618
Total derivative liabilities	$107,969	$—	$107,969	$—	$(77,351)	$30,618
Total financial liabilities	$107,969	$—	$107,969	$—	$(77,351)	$30,618

December 31, 2015
Interest rate swaps - Santander & affiliates	$4,977	$—	$4,977	$—	$(3,430)	$1,547
Interest rate swaps - third party	3,093	—	3,093	—	(3,093)	—
Back to back - Santander & affiliates	12,724	—	12,724	—	(12,270)	454
Back to back - third party	20,253	—	20,253	—	(20,253)	—
Total derivatives subject to a master netting arrangement or similar arrangement	41,047	—	41,047	—	(39,046)	2,001
Total return settlement	53,432	—	53,432	—	—	53,432
Total derivatives not subject to a master netting arrangement or similar arrangement	53,432	—	53,432	—	—	53,432
Total derivative liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433
Total financial liabilities	$94,479	$—	$94,479	$—	$(39,046)	$55,433

(a)
Cash collateral pledged is reported in Other assets or Due from affiliate, as applicable, in the consolidated balance sheet. In certain instances, the Company is over-collateralized since the actual amount of cash pledged as collateral exceeds the associated financial liability, as such, the actual amount of cash collateral pledged that is reported in Other assets or Due from affiliates may be greater than the amount shown in the table above.

The gross gains (losses) reclassified from accumulated other comprehensive income to net income, and gains (losses) recognized in net income, are included as components of interest expense. The Company’s derivative instruments had effects on its consolidated statements of income and comprehensive income for the years ended December 31, 2016, 2015, and 2014 as follows:

	December 31, 2016
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$1,131	$(2,118)	$(43,898)

Derivative instruments not designated as hedges:
Gains (losses) recognized in operating expense	$(1,593)

	December 31, 2015
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$223	$(53,160)	$(50,860)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(11,880)
Gains (losses) recognized in operating expenses	$(10,973)

	December 31, 2014
	Gains (Losses) Recognized in Interest Expense	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income To Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(708)	$(23,015)	$(33,235)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$19,278
Gains (losses) recognized in operating expenses	$(7,856)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the years ended December 31, 2016, 2015, and 2014. The Company estimates that approximately $6,000 of unrealized losses included in accumulated other comprehensive income will be reclassified to interest expense within the next twelve months.
9.    Other Assets
Other assets were comprised as follows:

	December 31, 2016	December 31, 2015
Upfront fee (a)	$95,000	$110,000
Vehicles (b)	257,382	203,906
Manufacturer subvention payments receivable (a)	161,447	132,856
Accounts receivable	22,480	27,028
Prepaids	46,177	33,183
Derivative assets (Note 8)	186,019	59,022
Other	16,905	16,296
Total	$785,410	$582,291

(a)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

(b)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

10.	Income Taxes
The components of the provision for income taxes for the years ended December 31, 2016, 2015, and 2014, were as follows:

	For the Year Ended December 31,
	2016	2015	2014
Income before income taxes:
Domestic	$942,436	$1,289,612	$1,121,135
Foreign	218,275	—	—
Total	$1,160,711	$1,289,612	$1,121,135
Current income tax expense (benefit):
Federal	$2,481	$33,798	$(252,856)
State	3,273	4,491	31,639
Foreign	$8,738	$—	$—
Total current income tax expense (benefit)	14,492	38,289	(221,217)
Deferred income tax expense (benefit):
Federal	343,816	387,686	598,065
State	35,944	39,597	19,003
Foreign	(7)	—	—
Total deferred income tax expense	379,753	427,283	617,068
Total income tax expense	$394,245	$465,572	$395,851
In December 2015, the Company formed a wholly-owned foreign subsidiary that is licensed in Puerto Rico as an IFE ("International Financial Entity") under the Government approved Act Number 273. This classification results in the granting of a tax decree securing a 4% fixed income tax rate and a number of non income tax benefits for an initial period of fifteen (15) years.
The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2016 and 2015, the Company has no earnings which are considered indefinitely reinvested outside of the United States.
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rates for the years ended December 31, 2016, 2015, and 2014, is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal income tax benefit	2.5	2.3	1.6
Valuation allowance	(2.2)	(0.2)	0.6
Electric vehicle credit	(2.3)	(1.8)	(1.8)
Other	1.0	0.8	(0.1)
Effective income tax rate	34.0%	36.1%	35.3%
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. Under the hypothetical separate company method, SC recorded a deemed contribution from affiliates in the amount of $1,424, which is included in additional paid-in capital section in the accompanying consolidated balance sheets. At December 31, 2016 and 2015, the Company had a net receivable from affiliates under the tax sharing agreement of $1,087 and $71, respectively, which was included in Related party taxes receivable in the consolidated balance sheet.

The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities at December 31, 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Debt issuance costs	$5,001	$3,502
Receivables	474,366	598,346
Capital loss carryforwards	—	27,013
Net operating loss carryforwards	603,136	196,172
Equity-based compensation	23,042	18,766
Credit carryforwards	127,933	79,037
Other	34,257	37,070
Total gross deferred tax assets	1,267,735	959,906
Deferred tax liabilities:
Capitalized origination costs	(10,804)	(18,752)
Goodwill	(15,375)	(13,198)
Leased vehicles	(2,421,114)	(1,760,918)
Furniture and equipment	(9,638)	(13,212)
Derivatives	(17,635)	(768)
Unremitted foreign earnings	(67,720)	—
Other	(1,012)	(3,794)
Total gross deferred tax liabilities	(2,543,298)	(1,810,642)
Valuation allowance	(2,501)	(30,489)
Net deferred tax asset (liability)	$(1,278,064)	$(881,225)

At December 31, 2016 and 2015, the Company’s largest deferred tax liability was leased vehicles of $2,421,114 and $1,760,918, respectively. The increase in this liability is due to accelerated depreciation taken for tax purposes.
The Company has a like-kind exchange program for the leased auto portfolio. Pursuant to the program, the Company disposes of vehicles and acquires replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, the Company exchanges through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing SC to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when the Company is not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications.
The Company began generating qualified plug-in electric vehicle credits in 2013; the credit carryforwards will begin expiring in 2034.
In addition to the net operating losses included in deferred income tax assets in the above table, the Company had $70,929 of income tax deductions related to share-based payments that are in excess of the amount recognized in the accompanying financial statements as of December 31, 2016.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective for annual periods beginning after December 15, 2016 for public entities. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in APIC pools, and instead requires companies to record all excess tax benefits and deficiencies at settlement, vesting or expiration in the income statement as provision for income taxes. At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits will be recognized through an adjustment in beginning retained earnings, which at current income tax rates would approximate $26,467.

At December 31, 2016, the Company has federal net operating loss carryforwards of $1,725,112, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2036. The

Company has state net operating loss carryforwards of $521,898, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2036.
As of December 31, 2016, the Company had recorded a valuation allowance for state tax net operating loss carryforwards for which it does not have a tax-planning strategy in place. During 2016, we determined that previously recorded valuation allowances for capital loss carryforwards were no longer required; and, accordingly, we reversed such allowances resulting in a tax benefit for that period. A rollforward of the valuation allowance for the years ended December 31, 2016, 2015, and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Valuation allowance, beginning of year	$30,489	$32,901	$26,879
Provision (release)	(27,988)	(2,412)	6,022
Valuation allowance, end of year	$2,501	$30,489	$32,901
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for each of the years ended December 31, 2016, 2015, and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits balance, January 1	$225	$166	$1,487
Additions for tax positions taken in the current year	16,606
Additions for tax positions of prior years	—	70	5,472
Reductions for tax positions of prior years	(34)	(11)	(3,783)
Reductions as a result of a lapse of the applicable statute of limitations	—	—	(2,473)
Settlements	(61)	—	(537)
Gross unrecognized tax benefits balance, December 31	$16,736	$225	$166

At December 31, 2016, 2015, and 2014, there were $16,606, $95 and $26, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Accrued interest and penalties associated with uncertain tax positions are recognized as a component of the income tax provision. Accrued interest and penalties of $1,551, $85, and $55 are included with the related tax liability line in the accompanying consolidated balance sheets as of December 31, 2016, 2015, 2014, respectively.
At December 31, 2016, the Company believes that it is reasonably possible that a portion of the balance of the gross unrecognized tax benefits could decrease to zero in the next twelve months due to ongoing activities with various taxing jurisdictions that the Company expects may give rise to settlements or the expiration of statute of limitations. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.
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

11.    Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of December 31, 2016 and 2015, all of which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2016	December 31, 2015
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$10,134	$12,054
Agreement with Bank of America	Servicer performance fee	9,797	6,331
Agreement with CBP	Loss-sharing payments	4,563	3,375
Chrysler Capital leases agreement	Payments to purchaser sharing residual losses	—	2,893
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	39,200	26,950

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. The amount accrued for these payments at December 31, 2016 is $10,134.
The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. We have not met these penetration rates at December 31, 2016. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to the Company's financial condition and results of operations.

Agreement with Bank of America
Until January 31, 2017, the Company had a flow agreement with Bank of America whereby the Company is committed to sell up to a specified amount of eligible loans to the bank each month. On July 27, 2016, the Company and Bank of America amended the flow agreement to reduce the maximum commitment to sell eligible loans each month to $300,000. On October 27, 2016, Bank of America notified the Company that it was terminating the flow agreement effective January 31, 2017, and accordingly, the flow agreement is terminated. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale.
Agreement with CBP
The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. On June 25, 2015, the Company executed an amendment to the servicing agreement with CBP, which increased the servicing fee the Company receives. The Company and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600,000 and a minimum of $250,000 per quarter to a maximum of $200,000 and a minimum of $50,000 per quarter, as may be adjusted according to the agreement. In January 2016, the Company executed an amendment to the servicing agreement with CBP which decreased the servicing fee the Company receives on loans sold to CBP by the Company under the flow agreement. On February 13, 2017, the Company and CBP entered into a mutual agreement to terminate the flow agreement effective May 1, 2017.

Chrysler Capital leases agreement
In connection with the bulk sales of Chrysler Capital leases to a third party (Note 3), the Company is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold.
Legal and regulatory proceedings
Periodically, the Company is party to, or otherwise involved in, various lawsuits, regulatory matters and other legal proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such lawsuit, regulatory matter and legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matter. Accordingly, except as provided below, the Company is unable to reasonably estimate its potential exposure, if any, to these lawsuits, regulatory matters and other legal proceedings at this time. However, it is reasonably possible that actual outcomes or losses may differ materially from the Company's current assessments and estimates and any adverse resolution of any of these matters against it could have a material adverse effect on the Company's financial position, liquidity, and results of operation.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of December 31, 2016, the Company has accrued aggregate legal and regulatory liabilities of $39,200.

Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

The amended class action complaint in the Deka Lawsuit alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, the Company and the individual defendants moved to dismiss the amended class action complaint, and on June 13, 2016, the motion to dismiss was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes, and on February 17, 2017, the Company filed an opposition to the plaintiffs' motion to certify the proposed classes.

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

On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the Parmelee Lawsuit). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the Benson Lawsuit). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. On May 25, 2016, the Benson Lawsuit was consolidated into the Parmelee Lawsuit, with the consolidated case captioned as Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. On December 20, 2016, the plaintiffs filed an amended class action complaint.

The amended class action complaint in the Parmelee Lawsuit alleges that the Company made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods in, among other public disclosures, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and the Company’s amended filings for prior reporting periods. The amended class action complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief.

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

The Company is also party to various lawsuits pending in federal and state courts alleging violations of state and federal consumer lending laws, including, without limitation, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, Fair Credit Reporting Act, the Servicemembers Civil Relief Act, Section 5 of the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Truth in Lending Act, wrongful repossession laws, usury laws and laws related to unfair and deceptive acts or practices. In general, these cases seek damages and equitable and/or other relief.

Further, the Company is party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRBB, the CFPB, the DOJ, the SEC, the FTC and various state regulatory and enforcement agencies. Currently, such proceedings include, but are not limited to, a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007, and from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2013.

In October 2014, May 2015, and July 2015 the Company received subpoenas and/or Civil Investigative Demands (CIDs) from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. The Company has been informed that these states will serve as an executive committee on behalf of a group of 28 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to the Company's underwriting and securitization of nonprime auto loans. The Company believes that several other companies in the auto finance sector have received similar subpoenas and CIDs. The Company is cooperating with the

Attorneys General of the states involved. We believe that it is reasonably possible the Company will suffer a loss related to the Attorneys General, however, any such loss is not currently estimable.

In August and September 2014, the Company also received civil subpoenas and/or CIDs from the Attorneys General of Massachusetts and Delaware under the authority of each state’s consumer protection statutes requesting information and the production of documents related to our underwriting and securitizations of nonprime auto loans. The Company is complying with the requests for information and document preservation and continues to discuss these matters, and potential resolution thereof, with the Massachusetts and Delaware Attorneys General.

On February 25, 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires the Company to pay a civil fine in the amount of $55, as well as at least $9,360 to affected servicemembers consisting of $10 per servicemember plus compensation for any lost equity (with interest) for each repossession by the Company, and $5 per servicemember for each instance where the Company sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ for the Company’s SCRA compliance for a period of five years and requires the Company to undertake certain additional remedial measures.

On January 10, 2017, the Mississippi AG filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that the Company engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act and seeks unspecified civil penalties, equitable relief and other relief.

On November 4, 2015, the Company entered into an Assurance of Discontinuance (AOD) with the Office of the Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts AG alleged that the Company violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of GAP charges in the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150 to the Massachusetts AG to reimburse its costs of implementing the AOD.

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
Other commitments and contingencies
The Company is obligated to make purchase price holdback payments to a third party originator of auto loans that the Company has purchased, when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives (Note 8).
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer’s established credit limit. At December 31, 2016, there was an outstanding balance of $2,529 and a committed amount of $2,920.
Under terms of agreements with LendingClub, the Company was previously committed to purchase, at a minimum, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate "near-prime" (as that term is defined in the agreements) originations. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, the Company sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.

The Company committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2016 and 2015, the Company was obligated to purchase $12,634 and $12,486, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, the Company and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by the Company, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.
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
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. Adjustments for the years ended December 31, 2016 and 2015 totaled a net upward adjustment of $836 and net downward adjustment of $4,192, respectively.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2016, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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
On March 31, 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200,000 in proceeds. On June 29, 2015, the Company and the third party executed an amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $275,000. On September 30, 2015, the Company and the third party executed a second amendment to the forward flow asset sale agreement, which required sales to occur quarterly. On November 13, 2015, the Company and the third party executed a third amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $350,000. However, any sale more than $275,000 is subject to a market price check. As of December 31, 2016 and 2015, the remaining aggregate commitment was $166,167 and $200,707, respectively.

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $11,328, $8,965 and $9,651 for the years ended December 31, 2016, 2015, and 2014, respectively. The remaining obligations under lease commitments at December 31, 2016 are as follows:

2017	$11,992
2018	12,790
2019	12,774
2020	13,035
2021	12,910
Thereafter	56,794
Total	$120,295
Pursuant to the terms of a Separation Agreement among former CEO Thomas G. Dundon, the Company, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will owe Mr. Dundon a cash payment of up to $115,139 (Note 12).
12.    Related-Party Transactions

Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
Interest expense, including unused fees, for affiliate lines/letters of credit for the years ended December 31, 2016, 2015, and 2014 was as follows:

	For the Year Ended December 31,
	2016	2015	2014
Line of credit agreement with Santander - New York Branch (Note 6)	$69,877	$96,753	$92,209
Line of credit agreement with SHUSA (Note 6)	24,050	5,299	4,299
Letter of credit facility with Santander - New York Branch (Note 6)	—	—	507
Accrued interest for affiliate lines/letters of credit at December 31, 2016 and 2015, were comprised as follows:

	December 31, 2016	December 31, 2015
Line of credit agreement with Santander - New York Branch (Note 6)	$6,297	$6,015
Line of credit agreement with SHUSA (Note 6)	1,737	267
Letter of credit facility with Santander - New York Branch (Note 6)	—	—

In August 2015, under a new agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $6,402 and $2,282 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had $1,620 and $2,282 of fees payable to Santander under this arrangement.
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $7,259,400 and $13,739,000 at December 31, 2016 and 2015, respectively (Note 8). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $15,092 and $20,775 at December 31, 2016 and 2015, respectively. Interest expense on these agreements includes amounts totaling $16,078, $58,019, and $44,366 for the years ended December 31, 2016, 2015, and 2014, respectively.
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

The Company also provided servicing on dealer loans sold to SBNA that were not subject to the servicer performance payment. Servicing fee income recognized on receivables from dealers sold to SBNA or originated by SBNA totaled $4,289 for the year ended December 31, 2014 and the Company received $4,610 for the year ended December 31, 2014 in servicer performance payments.
Effective October 1, 2014, the origination and servicing agreements were terminated and replaced with revised agreements requiring SC to permit SBNA first right to review and assess Chrysler Capital dealer lending opportunities and requiring SBNA to pay SC a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. On April 15, 2016, the relationship management fee was replaced with an origination fee and annual renewal fee for each loan. As of December 31, 2016 and 2015, the Company had relationship management fees receivable from SBNA of zero and $419, respectively. The Company recognized $419, $6,976 and $11 of relationship management fee income for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, the Company recognized $3,314 and $610 of origination and renewal fee income, respectively. As of December 31, 2016 and 2015, the Company had origination and renewal fees receivable from SBNA of $552 and zero. These agreements also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SC, from SC to SBNA. Servicing fee expense under this new agreement totaled $110, $253 and $80 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the Company had $21 and $37, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of December 31, 2016 or 2015 for such advances.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $2,761 and $2,737 related to such originations as of December 31, 2016 and 2015, respectively.
The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to SC in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of December 31, 2016 and 2015, the unamortized fee balance was $5,850 and $6,750, respectively. The Company recognized $900, $900, and $900 of income related to the referral fee for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $5,154, $2,500, and $9,990 for the years ended December 31, 2016, 2015, and 2014, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Total serviced portfolio	$531,117	$692,291
Cash collections due to owner	21,427	19,302
Servicing fees receivable	1,123	1,476
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. The Company also services leases it sold to SBNA in 2014. Origination fee income recognized under the agreement totaled zero, $8,431 and $24,478 for the years ended December 31, 2016, 2015 and 2014, respectively. Servicing fee income recognized on leases serviced for SBNA totaled $7,707, $6,977 and $3,041 for the years ended December 31, 2016, 2015 and 2014, respectively.

Other information on the consumer vehicle lease portfolio serviced for SBNA as of December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Total serviced portfolio	$1,297,317	$2,198,519
Cash collections due to owner	78	132
Origination and servicing fees receivable	926	784
Revenue share reimbursement receivable	612	1,370
On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby SC indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, SC established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SC, in the case of payments and sale proceeds. As of December 31, 2016 and 2015, the balance in the collateral account was $11,329 and $34,516, respectively. For the years ended December 31, 2016, 2015, and 2014, the Company recognized indemnification expense of zero, $3,142, and zero, respectively. As of December 31, 2016 and 2015, the Company had a recorded liability of $2,691 and $2,691, respectively, related to the residual losses covered under the agreement.
The Company periodically sells loan and lease contracts to affiliates under certain agreements. Although no such sales occurred during the years ended December 31, 2016 and 2015, the Company sold leases with a depreciated net capitalized cost of $369,114 and a net book value of $317,275 in Chrysler Capital leases to SBNA. This sale was effected through the transfer of a special unit of beneficial interest (SUBI) in SC's titling trust. Proceeds from the sale were $322,851 for a gain of $4,570 for the year ended December 31, 2014. SC retained servicing on the sold leases.
On September 16, 2014, the Company sold $18,227 of receivables from dealers to SBNA, resulting in a gain of $347. The Company was entitled to additional proceeds on this sale totaling $694 if certain conditions, including continued existence and performance of the sold loans, are met at the first and second anniversaries of the sale. At the first and second anniversary dates of the sale, which occurred during the years ended December 31, 2015 and 2016, respectively, the Company received $347 and $347, respectively, in additional proceeds related to the sale due to the satisfaction of conditions specified at the time of the sale.
In December 2015, the Company formed a new wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), and SCI opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of December 31, 2016 and 2015, SCI had cash of $98,836 and $4,920, respectively, on deposit with Banco Santander Puerto Rico.
During 2015, Santander Investment Securities Inc. (SIS), an affiliated entity, purchased a portion of the Class B notes of SDART 2013-3, a consolidated securitization Trust, with a principal balance of $725. As of December 31, 2016 and 2015, the unpaid note balance of the Class B notes owned by SIS was zero and $510, respectively. In addition, SIS purchased an investment of $2,000 in the Class A3 notes of CCART 2013-A, a securitization Trust formed by the Company in 2013. Although CCART 2013-A is not a consolidated entity of the Company, the Company continues to service the assets of the associated trust. SIS also serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the years ended December 31, 2016, 2015, and 2014 totaled $1,149, $550, and $350, respectively, and are included in debt issuance costs in the accompanying consolidated financial statements.
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $93, $161, and $135 for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company is party to a Master Service Agreement (MSA) with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review point-of-sale credit applications of retail store customers. Under terms of the MSA, the Company originated personal revolving loans of zero, $23,504, and $17,357 during the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2015, the Company fully impaired its cost method investment in this entity and recorded a loss of $6,000 in investment gains (losses), net in the accompanying consolidated statement of income and comprehensive income. Effective August 17, 2016, the Company ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.
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
Also, in connection with his departure, Mr. Dundon entered into a Separation Agreement with the Company, DDFS LLC, SHUSA and Santander. The Separation Agreement provided, among other things, that Mr. Dundon resign as Chairman of the Board, as CEO of the Company and as an officer and/or director of any of the Company’s subsidiary companies. Mr. Dundon would continue to serve as a Director of the Company's Board, and would serve as a consultant to the Company for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required regulatory approvals. Also subject to applicable regulatory approvals and law, Mr. Dundon’s outstanding stock options would remain exercisable until the third anniversary of his resignation, and subject to certain time limitations, Mr. Dundon would be permitted to exercise such options in whole, but not in part, and settle such options for a cash payment equal to the difference between the closing trading price of a share of Company common stock as of the date immediately preceding such exercise and the exercise price of such option. Mr. Dundon exercised this cash settlement option on July 2, 2015. The Separation Agreement also provided for the modification of terms for certain other equity-based awards (Note 16), subject to limitations of banking regulators and applicable law.
As of December 31, 2016, the Company has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the consolidated statement of income and comprehensive income in the period in which approval is obtained.
Also, in connection with, and pursuant to, the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander entered into an amendment to the Shareholders Agreement (the Second Amendment). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of Company Common Stock owned by DDFS LLC in accordance with the terms and conditions of the Shareholders Agreement, the definition of the term “Average Stock Price” to mean $26.83. Pursuant to the Separation Agreement, SHUSA was deemed to have delivered as of July 3, 2015 an irrevocable notice to exercise the call option with respect to all 34,598,506 shares of our Common Stock owned by DDFS LLC and consummate the transactions contemplated by such call option notice, subject to the receipt of required bank regulatory approvals and any other approvals required by law (the “Call Transaction”). Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300,000 revolving loan which as of December 31, 2016 and 2015 had an unpaid principal balance of approximately $290,000 and $290,000, respectively. Pursuant to the Loan Agreement, 29,598,506 shares of the Company’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the Pledge Agreement). Because the Call Transaction was completed on or before the Call End Date, interest will accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company Common Stock ultimately sold in the Call Transaction. The Shareholder Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $928,278 plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.
Pursuant to the Loan Agreement, if at any time the value of the Common Stock pledged under the Pledge Agreement is less than 150% of the aggregate principal amount outstanding under the Loan Agreement, DDFS LLC has an obligation to either (a) repay a portion of such outstanding principal amount such that the value of the pledged collateral is equal to at least 200% of the outstanding principal amount, or (b) pledge additional shares of Company Common Stock such that the value of the additional shares of Common Stock, together with the 29,598,506 shares already pledged under the Pledge Agreement, is equal to at least 200% of the outstanding principal amount. The value of the pledged collateral is less than 150% of aggregate principal amount outstanding under the Loan Agreement, and DDFS LLC has not taken any of the collateral posting actions described in clauses (a) or (b) above. If Santander declares the borrower’s obligations under the Loan Agreement due and payable as a result of an event of default

(including with respect to the collateral posting obligations described above), under the terms of the Loan Agreement and the Pledge Agreement, Santander’s ability to rely upon the shares of SC Common Stock subject to the Pledge Agreement is, subject to certain exceptions, limited to the exercise by SHUSA and/or Santander of the right to deliver the call option notice and to consummate the Call Transaction at the price specified in the Shareholders Agreement. If the borrower fails to pay obligations under the Loan Agreement when due, including because of Santander’s declaration of such obligations as due and payable as a result of an event of default, a higher default interest rate will apply to such overdue amounts.
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
On August 31, 2016, Mr. Dundon, DDFS LLC, the Company, Santander and SHUSA entered into a Second Amendment to the Separation Agreement, and Mr. Dundon, DDFS LLC, Santander and SHUSA entered into a Third Amendment to the Shareholders Agreement, whereby the price per share to be paid to DDFS LLC in connection with the Call Transaction was reduced from $26.83 to $26.17, the arithmetic mean of the daily volume-weighted average price for a share of Company common stock for each of the ten consecutive complete trading days immediately prior to July 2, 2015, the date on which the call option was exercised.
During the years ended December 31, 2015 and 2014, the Company paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment was based on a set flight time hourly rate, and the amount of reimbursement was not subject to a maximum cap per fiscal year. For the years ended December 31, 2015 and 2014, the Company paid $404 and $577, respectively, to Meregrass, Inc., the company managing the plane's operations, with an average rate of $5.8 per hour.
Under an agreement with Mr. Dundon, the Company is provided access to a suite at an event center that is leased by Mr. Dundon, and which the Company uses for business purposes. The Company reimburses Mr. Dundon for the use of this space on a periodic basis. During the years ended December 31, 2016 and 2015, the Company reimbursed Mr. Dundon $200 and $200, respectively, for the use of this space.
As of December 31, 2016, Jason Kulas, a director of the Company and the Company's current CEO, Mr. Dundon, and a Santander employee who was a member of the SC Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2016, 2015, and 2014, the Company recorded $4,945, $4,612 and $5,450, respectively, in lease expenses on this property. Future minimum lease payments over the remainder of the 12-year term of the lease, which extends through 2026, total $69,023. The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the years ended December 31, 2016, 2015, and 2014, the Company recorded $161, $204 and $54, respectively, in sublease revenue on this property.
The Company is party to certain agreements with Bluestem whereby the Company is committed to purchase receivables originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option. Bluestem is owned by Capmark, a company in which affiliates of Centerbridge own an interest. Centerbridge decreased its ownership in SC from approximately 1% as of January 1, 2015, to zero as of September 30, 2015. Further, an individual that was a member of SC's Board until July 15, 2015, is a member of Centerbridge management and also serves on the board of directors of Capmark. During the year ended December 31, 2015, but only through the date these individuals last were considered related parties (July 15, 2015), the Company advanced $442,339, respectively, to the retailer, and received $575,179, respectively, in payments on receivables originated under its agreements with the retailer.
During 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for SC originated/serviced accounts and the costs associated with modifying the Advanced Teller platform to the payments. These transactions in aggregate were $473 for the year ended December 31, 2016.
At December 31, 2014, the Company had tax indemnification payments receivable of $5,504 representing reimbursement of tax indemnification payments made to the original equity investors in two investment partnerships now owned by the Company. One of the equity investors, Centerbridge, also was an investor in SC until February

2015, and both investors had representation on SC's board until July 15, 2015. These payments are expected to be recovered through tax refunds passed through to the Company as the original investors recognize tax losses related to the investments. The Company also paid expenses totaling zero, zero, and $37 for the years ended December 31, 2016, 2015, and 2014, respectively, on behalf of the former managing member of the investment partnerships. The former managing member was an investor in Auto Finance Holdings.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Cash paid (received) during the year for:
Interest	$796,682	$635,558	$541,705
Income taxes	(180,323)	(190,663)	278,210
Noncash investing and financing transactions:
Transfer of revolving credit facilities to secured structured financings	146,864	193,180	—
Transfer of personal loans to held for sale	—	1,883,251	—

During the year ended December 31, 2015, the Company deconsolidated certain Trusts from the consolidated balance sheet following the sale of its retained interests in the respective Trusts (Note 6). Upon deconsolidation, the Company derecognized $1,919,171 in assets, including $170,144 in restricted cash, and $1,183,792 in notes payable and other liabilities of the Trusts.

14.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of earnings per share excludes 1,387,656, 926,242, and 1,406,204 employee stock options and 1,106,187, zero, and zero RSUs for the years ended December 31, 2016, 2015, and 2014, respectively, as the effect of those securities would be anti-dilutive. The following table represents EPS numbers for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Earnings per common share
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,466	$824,040	$725,284
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	358,032	354,636	348,139
Weighted average number of participating restricted common shares outstanding (in thousands)	249	467	584
Weighted average number of common shares outstanding (in thousands)	358,281	355,103	348,723
Earnings per common share	$2.14	$2.32	$2.08

Earnings per common share - assuming dilution
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$766,466	$824,040	$725,284
Weighted average number of common shares outstanding (in thousands)	358,281	355,103	348,723
Effect of employee stock-based awards (in thousands)	797	1,060	6,999
Weighted average number of common shares outstanding - assuming dilution (in thousands)	359,078	356,163	355,722
Earnings per common share - assuming dilution	$2.13	$2.31	$2.04
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

Fair value estimates, methods, and assumptions are as follows:

		December 31, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents (a)	1	$160,180	$160,180	$18,893	$18,893
Finance receivables held for sale, net (b)	3	2,123,415	2,123,415	2,859,575	2,872,354
Finance receivables held for investment, net (c)	3	23,481,001	24,655,094	23,367,788	24,943,560
Restricted cash (a)	1	2,757,299	2,757,299	2,236,329	2,236,329
Notes payable — credit facilities (d)	3	6,739,817	6,739,817	6,902,779	6,902,779
Notes payable — secured structured financings (e)	2, 3	21,608,889	21,712,691	20,872,900	20,917,733
Notes payable — related party (f)	3	2,975,000	2,975,000	2,600,000	2,600,000

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

(e)
Notes payable — secured structured financings — The estimated fair value of notes payable related to public securitizations is calculated based on market observable prices and spreads for the Company’s publicly traded debt and market observed prices of similar notes issued by the Company, or recent market transactions involving similar debt with similar credit risks, which are considered level 2 inputs. The estimated fair value of notes payable related to privately issued amortizing notes is calculated based on a combination of discounted cash flow analysis and market observable spreads for similar liabilities in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations, which are considered level 3 inputs.

(f)
Notes payable — related party — The carrying amount of notes payable to a related party is estimated to approximate fair value as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$68,676	$—	$68,676	$—
Due from affiliates — trading interest rate caps (a)	7,593	—	7,593	—
Other assets — cash flow hedging interest rate swaps (a)	41,471	—	41,471	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,080	—	4,080	—
Other assets — trading interest rate swaps (a)	783	—	783	—
Due from affiliates — trading interest rate swaps (a)	1,292	—	1,292	—
Other liabilities — trading options for interest rate caps (a)	68,688	—	68,688	—
Due to affiliates — trading options for interest rate caps (a)	7,593	—	7,593	—
Other liabilities — cash flow hedging interest rate swaps (a)	482	—	482	—
Due to affiliates — cash flow hedging interest rate swaps (a)	451	—	451	—
Other liabilities — trading interest rate swaps (a)	42	—	42	—
Due to affiliates — trading interest rate swaps (a)	95	—	95	—
Other liabilities — total return settlement (a)	30,618	—	—	30,618
Retail installment contracts acquired individually (b)	24,495	—	—	24,495

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$20,227	$—	$20,227	$—
Due from affiliates — trading interest rate caps (a)	12,724	—	12,724	—
Other assets — cash flow hedging interest rate swaps (a)	3,863	—	3,863	—
Due from affiliates — cash flow hedging interest rate swaps (a)	3,431	—	3,431	—
Due from affiliates — trading interest rate swaps (a)	1,176	—	1,176	—
Other liabilities — trading options for interest rate caps (a)	20,253	—	20,253	—
Due to affiliates — trading options for interest rate caps (a)	12,724	—	12,724	—
Other liabilities — cash flow hedging interest rate swaps (a)	3,093	—	3,093	—
Due to affiliates — cash flow hedging interest rate swaps (a)	2,496	—	2,496	—
Due to affiliates — trading interest rate swaps (a)	2,481	—	2,481	—
Other liabilities — total return settlement (a)	53,432	—	—	53,432
Retail installment contracts acquired individually (b)	6,770	—	—	6,770

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
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016	December 31, 2015
Fair value, beginning of year	$6,770	$—
Net collection activities	(18,850)	—
Loans sold	(48)	—
Additions	36,623	6,770
Fair value, end of year	$24,495	$6,770
The following table presents the changes in the total return settlement balance, which is classified as Level 3, for the years ended December 31, 2016, 2015, and 2014:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Fair value, beginning of year	$53,432	$48,893	$50,385
Losses recognized in earnings	4,365	10,973	7,856
Settlements	(27,179)	(6,434)	(9,348)
Fair value, end of year	$30,618	$53,432	$48,893
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2016 and 2015, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense (c)
Other assets — vehicles (a)	$257,382	$—	$257,382	$—	$—
Personal loans held for sale (b)	$1,077,600	$—	$—	$1,077,600	$414,703
Retail installment contracts held for sale	$1,045,815	$—	$—	$1,045,815	$8,913

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense (c)
Other assets — vehicles (a)	$203,906	$—	$203,906	$—	$—
Personal loans held for sale (b)	$1,954,414	$—	$—	$1,954,414	$613,994
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

(c) The lower of cost or fair value expense for personal loans held for sale includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.
16.    Employee Benefit Plans
SC Compensation Plans — Beginning in 2011, the Company granted stock options to certain executives, other employees, and independent directors under the 2011 Management Equity Plan (the MEP). The MEP is administered by the Board. It enabled the Company to make stock awards up to a total of approximately 29 million common shares. The MEP expired on January 31, 2015 and, accordingly, no further awards will be made under this plan. In December 2013, the Board established the Omnibus Incentive Plan (the Omnibus Plan), which was amended and restated as of June 2016. The Omnibus Plan enables the Company to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), and other awards that may be settled in or based upon the value of the Company's common stock up to a total of 5,192,640 common shares.
Stock options granted have an exercise price based on the fair market value of the Company’s common stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under the Management Shareholders Agreement entered into by certain employees, no shares obtained through exercise of stock options under the MEP could be transferred until the later of December 31, 2016, and the Company’s execution of an IPO (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave the Company, the Company would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the MEP) or voluntarily left the Company without good reason (as defined in the Plan), in each case, prior to the Lapse Date the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left the Company with good reason, in each case, prior to the Lapse Date the repurchase price is the fair market value at the date of repurchase. Management believes the Company’s repurchase right caused the IPO event to constitute an implicit vesting condition and therefore did not record any stock compensation expense until the date of the IPO.
On December 28, 2013, the Board approved certain changes to the MEP and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014. Also, on December 28, 2013, the Company granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $725, $8,851, and $2,471 recorded for the years ended December 31, 2016, 2015, and 2014, respectively.
On January 23, 2014, the Company executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of common stock at a price of $24.00 per share. Stock-based compensation expense totaling $117,770 related to vested options was recognized upon the IPO, including expense related to accelerated vesting for certain executives of $33,845. Also, in connection with the IPO, the Company granted additional stock options under the MEP to certain executives, other employees, and an independent director with an estimated compensation cost of $10,216, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made to employees under the Omnibus Plan during the year ended December 31, 2016 to employees. The estimated compensation cost associated with these additional grants is $727 and will be recognized over the vesting periods of the awards.
A summary of the Company’s stock options and related activity as of and for the year ended December 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	5,675,327	$12.30	6.5	$20,151
Granted	456,662	10.84
Exercised	(868,332)	9.49		3,028
Expired	(560,523)	11.32
Forfeited	(407,304)	13.76
Options outstanding at December 31, 2016	4,295,830	$12.70	5.6	$12,982
Options exercisable at December 31, 2016	3,144,763	$10.90	5.3	$11,348
Options expected to vest at December 31, 2016	995,104	$17.97	6.7
In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV (CRD IV) prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company granted RSUs in February and April 2015. Pursuant to the applicable award agreements under the Omnibus Plan, a portion of the RSUs vested immediately upon grant, and a portion will vest annually over the first three anniversaries of the grant date. In June 2015, as part of a separate grant under the Omnibus Incentive Plan, the Company granted certain officers RSUs that vest over a three-year period, with vesting dependent on Santander performance over that time. After vesting, stock obtained by employees and officers through RSUs must be held for one year. In October 2015, the Company granted, under the Omnibus Plan, certain directors RSUs that vest upon the earlier of the first anniversary of the grant date or the first annual meeting following the grant date. In December 2015, the Company granted a new officer RSUs that will vest in equal portions on each of the first three anniversaries of the grant date.
In February, June and November 2016, the Company granted certain new employees RSUs that will vest annually over a three-year period. In March, April and November 2016, RSUs that vest annually over a three-year period were granted to certain officers and employees as retention awards. The RSUs granted as retention awards to officers and employees whose variable compensation is subject to the provisions of CRD IV must be held for one year after vesting. In accordance with the provisions of CRD IV, in April 2016, the Company granted RSUs to certain officers and employees, a portion of which vested immediately upon grant and a portion that vest annually over a three-year period, and all of which must be held for one year after vesting. In November 2016, the Company granted certain officers RSUs that vest over a three-year period, with vesting dependent on Santander performance over that time and which must be held for one year after vesting. In November and December 2016, the Company granted certain directors RSUs that vest upon the earlier of the first anniversary of the grant date or the first annual meeting following the grant date. All RSU grants during the year ended December 31, 2016 were made under the Omnibus Plan.
On July 2, 2015, Mr. Dundon exercised a right under his Separation Agreement to settle his vested options for a cash payment. Subject to limitations of banking regulators and applicable law, Mr. Dundon’s Separation Agreement also provided that his unvested stock options would vest in full and his unvested restricted stock awards would continue to vest in accordance with their terms as if he remained employed by the Company. In addition, any service-based vesting requirements that were applicable to Mr. Dundon’s outstanding RSUs in respect of his 2014 annual bonus were waived, and such RSUs continue to vest and be settled in accordance with the underlying award agreement. However, because the Separation Agreement did not receive the required regulatory approvals within 60 days of Mr. Dundon’s termination without cause, both the vested and unvested stock options are considered to have expired.

A summary of the status and changes of the Company's nonvested stock options as of and for the year ended December 31, 2016, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	2,902,766	$6.68
Granted	456,662	10.18
Vested	(1,240,534)	7.88
Forfeited or expired	(967,827)	6.48
Non-vested at December 31, 2016	1,151,067	$7.02
At December 31, 2016, total unrecognized compensation expense for restricted stock awards and RSUs granted was $4,114, which is expected to be recognized over a weighted average period of 2.6 years.
The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31, 2016, 2015, and 2014.

	For the Year Ended December 31,
	2016	2015	2014
Assumption
Risk-free interest rate	1.79%	1.64% - 1.97%	1.94% - 2.12%
Expected life (in years)	6.5	6.0 - 6.5	6.0 - 6.5
Expected volatility	33%	32% - 48%	49% - 51%
Dividend yield	3.69%	1.6% - 2.7%	2.3% - 4.2%
Weighted average grant date fair value	$3.14	$6.92 - $9.67	$7.54 - $8.38

Defined Contribution Plan— The Company sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their base salary, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their base salary, with matching contributions of 100% of employee contributions. The total amount contributed by the Company in 2016, 2015, and 2014, was $11,805, $9,498, and $7,923, respectively.
17.    Shareholders' Equity
Treasury Stock
The Company had 94,595 and 69,005 shares of treasury stock outstanding with a cost of $1,600 and $1,250 as of December 31, 2016 and 2015, respectively. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the company. Additionally, 91,441 shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans, including 25,590 and 16,864 shares withheld during the years ended December 31, 2016 and 2015, respectively. The value of the treasury stock is immaterial and included within additional paid-in-capital.

Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2016, 2015, and 2014 is as follows:

Unrealized gains (losses) on cash flow hedges
Balance - January 1, 2014	$(2,853)
Other comprehensive income (loss) before reclassifications	(14,636)
Amounts reclassified out of accumulated other comprehensive income (loss)	21,042
Balance - December 31, 2014	3,553
Other comprehensive income (loss) before reclassifications	(34,182)
Amounts reclassified out of accumulated other comprehensive income (loss)	32,754
Balance - December 31, 2015	2,125
Other comprehensive income (loss) before reclassifications	(1,324)
Amounts reclassified out of accumulated other comprehensive income (loss)	27,458
Balance - December 31, 2016	$28,259

Amounts reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$43,898	Interest Expense	$50,860	Interest Expense	$33,235	Interest Expense
Tax expense (benefit)	(16,440)		(18,106)		(12,193)
Net of tax	$27,458		$32,754		$21,042
Dividend Restrictions
The Dodd-Frank Act requires certain banks and bank holding companies, including SHUSA, to perform stress testing and submit a capital plan to the Federal Reserve Board on an annual basis. On June 29, 2016, the FRBB informed SHUSA that, based on qualitative concerns, the FRBB objected to SHUSA’s capital plan pursuant to CCAR that SHUSA had previously submitted to the FRBB. This objection followed the FRBB's objections to the capital plans submitted in 2014 and 2015. On September 15, 2014, SHUSA also entered into a written agreement with the FRBB memorializing discussions under which, among other things, SHUSA is prohibited from allowing its non-wholly-owned nonbank subsidiaries, including the Company, to declare or pay any dividend, or to make any capital distribution, until such time as SHUSA has submitted to the FRBB a capital plan and the FRBB has issued a written non-objection to the plan, or the FRBB otherwise issues its written non-objection to the proposed capital action. The Company will not pay any future dividends until such time as the FRBB issues a written non-objection to a capital plan submitted by SHUSA or the FRBB otherwise issues its written non-objection to the payment of a dividend by the Company.

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
Investment gains (losses), net was comprised of the following for the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Gain (loss) on sale of loans and leases	$(11,549)	$155,408	$113,147
Lower of cost or market adjustments	(423,616)	(236,396)	—
Other losses and impairments	(9,594)	(14,226)	—
	$(444,759)	$(95,214)	$113,147

Lower of cost or market adjustments for the year ended December 31, 2016 included $429,106 in customer default activity and net favorable adjustments of $14,403 related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015. Additionally, the Company had net unfavorable lower of cost or market adjustments on individually acquired retail installment contracts of $8,913 during the year ended December 31, 2016.

19.	Correction of Errors

On October 27, 2016, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2015 in which the Company restated its audited financial statements for the year ended December 31, 2015 to correct certain errors which are reflected herein, the most significant of which were as follows:

•
The methodology for estimating the credit loss allowance for individually acquired retail installment contracts held for investment and the identification of the population of loans that should be classified and disclosed as TDRs.

•	The effective rate used to discount expected cash flows to determine TDR impairment.

•	The classification of subvention payments within the income statement related to leased vehicles.

•
The application of the retrospective effective interest method for accreting discounts, subvention payments from manufacturers, and other origination costs (collectively "discount") on individually acquired retail installment contracts held for investment.

•	The consideration of net unaccreted discounts when estimating the allowance for credit losses for the non-TDR portfolio of individually acquired retail installment loans held for investment.

•	The recognition of and disclosure of severance and stock compensation expenses, a deferred tax asset, and a liability for certain benefits payable to the former CEO.

20.    Quarterly Financial Data (unaudited)
The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Total finance and other interest income	$1,619,899	$1,643,989	$1,638,525	$1,627,183
Net finance and other interest income	1,213,804	1,202,255	1,178,620	1,131,974
Provision for credit losses	660,170	511,921	610,398	685,711
Income before income taxes	328,942	437,563	304,020	90,186
Net income	208,299	283,345	213,547	61,275
Net income per common share (basic)	$0.58	$0.79	$0.60	$0.17
Net income per common share (diluted)	$0.58	$0.79	$0.59	$0.17

Allowance for credit losses	$3,337,490	$3,436,325	$3,412,977	$3,421,767
Finance receivables held for investment, net	23,961,903	23,477,426	23,686,391	23,481,001
Total assets	37,768,959	38,490,611	38,771,636	38,539,104
Total equity	4,604,739	4,876,712	5,117,657	5,238,619

Year Ended December 31, 2015
Total finance and other interest income	$1,431,978	$1,534,246	$1,561,630	$1,559,930
Net finance and other interest income	1,108,269	1,214,857	1,215,665	1,193,782
Provision for credit losses	631,847	579,379	723,922	850,723
Income (loss) before income taxes	365,268	573,169	372,974	(21,799)
Net income (loss)	242,445	364,715	236,435	(19,555)
Net income (loss) per common share (basic)	$0.69	$1.03	$0.66	$(0.05)
Net income (loss) per common share (diluted)	$0.68	$1.02	$0.66	$(0.05)

Allowance for credit losses	$3,117,716	$3,328,897	$2,996,924	$3,218,208
Finance receivables held for investment, net	24,547,674	24,800,991	23,478,376	23,367,788
Total assets	34,581,338	36,079,510	36,035,625	36,448,958
Total equity	3,771,543	4,245,763	4,451,984	4,432,549

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analyses to validate the accuracy and completeness of the financial results impacted by the control deficiencies including the validation of data underlying key financial models and the addition of substantive logic inspection, fluctuation analysis and testing procedures. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. As a result, management concluded the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, In addition, projections of any evaluation or effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the 2013 framework).

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 as a result of material weaknesses in the following areas:

1. Control Environment, Risk Assessment, Control Activities and Monitoring

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

•	There was not adequate management oversight and identification of models, spreadsheets and completeness and accuracy of data material to financial reporting.

•	There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action.

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

This material weakness in control environment contributes to each of the following identified material weaknesses:

2. Application of Effective Interest Method for Accretion

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

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 2 - Finance Receivables, Note 4 - Credit Loss Allowance and Credit Quality and Note 18 - Investment Gains (Losses), Net.

3. Methodology to Estimate Credit Loss Allowance

The Company’s policies and controls related to the methodology used for estimating the credit loss allowance in accordance with GAAP, specifically as it relates to the calculation of impairment for troubled debt restructurings (TDRs) separately from the general allowance on loans not classified as TDRs, the consideration of net discounts and the calculation of selling costs when estimating the allowance either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

This resulted in errors in the Company’s methodology for determining the credit loss allowance, specifically not calculating impairment for TDRs separately from a general allowance on loans not classified as TDRs, inappropriately omitting the consideration of net discounts when estimating the allowance and recording charge-offs, and calculating appropriate selling costs for inclusion in the analysis.

This material weakness relates to the following financial statement line items: the credit loss allowance, provision for credit losses, and the related disclosures within Note 2 - Finance Receivables and Note 4 - Credit Loss Allowance and Credit Quality.

4. Loans Modified as TDRs

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

This material weakness relates to the following financial statement line items: the credit loss allowance and provision for credit losses, specifically for TDR loans, and the related disclosures within Note 2- Finance Receivables and Note 4 - Credit Loss Allowance and Credit Quality.

5. Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance

Various deficiencies were identified in the credit loss allowance process related to review, monitoring and approval processes over models and model changes that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over completeness and accuracy of data, inputs and assumptions in models and spreadsheets used for estimating credit loss allowance and related model changes were not effective and management did not adequately challenge significant assumptions.

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

6. Identification, Governance, and Monitoring of Models Used to Estimate Accretion

Various deficiencies were identified in the accretion process related to review, monitoring and governance processes over models that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over completeness and accuracy of data, inputs, calculation and assumptions in models and spreadsheets used for estimating accretion were not effective and management did not adequately challenge significant assumptions.

•	Review and approval controls over the development of new models to estimate accretion and related model changes were ineffective.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 2 - Finance Receivables, Note 4 - Credit Loss Allowance and Credit Quality and Note 18 - Investment Gains (Losses), Net.

7. Review of New, Unusual or Significant Transactions

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

This material weakness relates to the following financial statement line items: compensation expense, other liabilities, deferred tax liabilities, net, and additional paid in capital and the related disclosures within Note 17 - Shareholders' Equity.

8. Review of Financial Statement Disclosures

Management identified errors relating to financial statement disclosures. Specifically, the Company's controls over the preparation, review and over the completeness and accuracy of financial statement disclosures did not operate effectively to ensure complete, accurate, and proper presentation of the financial statement disclosures in accordance with GAAP.

This material weakness relates to various disclosures in the financial statements.

9. Preparation and Review of Consolidated Statement of Cash Flows

The controls over the review of the impact of significant and unusual transactions on the classification and presentation of the Consolidated Statement of Cash Flows (SCF) did not operate effectively, which led to the misclassification of cash flows between operating activities and investing activities in the preliminary SCF for certain proceeds from loan sales. The misclassification was corrected prior to the issuance of our Quarterly Report on Form 10-Q for the period ended June 30, 2015 and had no impact to previously issued interim or annual financial statements of the Company.

These control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitutes material weaknesses.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears herein.

Remediation Status of Reported Material Weaknesses

The Company is currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to maintaining a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with GAAP.

To address the material weakness in the Control Environment, Risk Assessment, Control Activities and Monitoring (Material Weakness 1, noted above), the Company has taken the following measures:

•	Appointed an additional independent director to the Audit Committee of the Board with extensive experience as a financial expert in our industry to provide further experience on the committee.

•
Established regular working group meetings, with appropriate oversight by management of both the Company and its parent to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•	Hired a Chief Accounting Officer and other key personnel with significant public-company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed a plan to enhance its risk assessment processes, control procedures and documentation.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Augmented accounting resources with qualified consulting resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to begin the remediation efforts.

To address the material weaknesses related to the Application of Effective Interest Method for Accretion (Material Weakness 2, noted above) and the Identification, Governance and Monitoring of Models Used to Estimate Accretion (Material Weakness 6, noted above), the Company is in process of strengthening its processes and controls as follows:

•
Automating the process for the application of the effective interest rate method for accreting discounts, subvention payments from manufacturers and other origination costs on individually acquired retail installment contracts.

•	Implementing comprehensive review controls over data, inputs and assumptions used in the models.

•	Strengthening review controls and change management procedures over the models used to estimate accretion.

To address the material weaknesses related to the Methodology to Estimate Credit Loss Allowance (Material Weakness 3, noted above), Loans Modified as TDRs (Material Weakness 4, noted above), and Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance (Material Weakness 5, noted above), the Company has taken the following measures:

•	Conducted a comprehensive design effectiveness review and augmentation of the controls to ensure all critical risks are addressed.

•
Enhanced its accounting documentation and review procedures relating to credit loss allowance and TDRs to demonstrate how the Company’s policies and procedures align with GAAP and produce a repeatable process.

•
Implemented a more comprehensive monitoring plan for credit loss allowance and TDRs with a specific focus on model inputs, changes in model assumptions and model outputs to ensure an effective execution of the Company’s risk strategy.

•	Enhanced the Company’s communication on related issues with its senior leadership team and the Board, including the Risk Committee and the Audit Committee.

To address the material weaknesses in the Review of New, Unusual or Significant Transactions (Material Weakness 7, noted above), Review of Financial Statement Disclosures (Material Weakness 8, noted above) and Preparation and Review of Consolidated Statement of Cash Flows (Material Weakness 9, noted above), the Company is in the process of strengthening its processes and controls as follows:

•	Increasing the documentation, analysis and governance over new, significant and unusual transactions to ensure that these transactions are recorded in accordance with Company’s policies and GAAP.

•
Improving the review controls over financial statements and the related disclosures to include a more comprehensive disclosure checklist and improved review procedures from certain members of the management.

•
Strengthening the review controls, reconciliations and supporting documentation related to the classification of cash flows between operating activities and investing activities in the Statement of Cash Flows.

While progress has been made to remediate all of these areas, as of December 31, 2016, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Except for the appointment of an additional director to the Audit Committee, hiring of key personnel and enhancements to documentation described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2017 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2017 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2017 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2017 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2017 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.
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

3. See the Exhibit Index immediately following the signatures page of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

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
Name: Jason A. Kulas
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	Chief Executive Officer & Director	February 28, 2017
Jason A. Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	February 28, 2017
Ismail Dawood	(Principal Financial and Accounting Officer)
/s/ William Rainer	Chairman of the Board	February 28, 2017
William Rainer
/s/ José Doncel	Director	February 28, 2017
José Doncel
/s/ Stephen A. Ferriss	Director	February 28, 2017
Stephen A. Ferriss
/s/ Brian Gunn	Director	February 28, 2017
Brian Gunn
/s/ Victor Hill	Director	February 28, 2017
Victor Hill
/s/ Edith E. Holiday	Director	February 28, 2017
Edith E. Holiday
/s/ Mark P. Hurley	Director	February 28, 2017
Mark P. Hurley
/s/ Javier Maldonado	Director	February 28, 2017
Javier Maldonado
/s/ Robert J. McCarthy	Director	February 28, 2017
Robert J. McCarthy
/s/ William F. Muir	Director	February 28, 2017
William F. Muir
/s/ Scott Powell	Director	February 28, 2017
Scott Powell
/s/ Wolfgang Schoellkopf	Director	February 28, 2017
Wolfgang Schoellkopf

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 15, 2014, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and SC Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Santander Consumer USA Holdings Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on January 17, 2014, File No. 001-36270)
3.2
Third Amended and Restated Bylaws of Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 27, 2015, File No. 001-36270)

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

4.13
Form of Amendment No. 1 to Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc., Santander Consumer USA Holdings Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807) #

4.14
First Amendment, dated May 20, 2015, to the Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 27, 2015, File No. 001-36270)

4.15
Second Amendment, dated July 2, 2015, to the Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015, File No. 001-36270)

4.16
Third Amendment, dated as of August 31, 2016, to the Shareholders Agreement, dated as of January 28, 2014, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G.
Dundon, Sponsor Auto Finance Holdings Series LP, and, solely for the certain sections set forth therein, Banco
Santander, S.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-36270)

10.1
Investment Agreement, by and between Santander Consumer USA Inc. and Dundon DFS LLC, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.1 of Santander Holdings USA, Inc.’s Annual Report filed on Form 10-K filed on March 16, 2012, File No. 001-36270)

10.2
Investment agreement, by and among Santander Consumer USA Inc., Santander Holdings USA, Inc. and Sponsor Auto Financing Holdings Series LP, dated as of October 20, 2011 (incorporated by reference to Exhibit 10.2 of Santander Holdings USA, Inc.’s Annual Report on Form 10-K filed on March 16, 2012, File No. 001-36270)

10.3
Confidential Employment Agreement, dated May 1, 2009, by and between Santander Consumer USA Inc. and Jason A. Kulas (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807 #

10.4
Confidential Employment Agreement, dated August 24, 2011, by and between Santander Consumer USA Inc. and Richard Morrin (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on July 3, 2013, File No. 333-189807) #

10.5
Amended and Restated Employment Agreement, executed as of December 31, 2011, by and among Santander Consumer USA Inc., Banco Santander, S.A. and Thomas G. Dundon (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on July 3, 2013, File No. 333-189807) #

10.6	Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on July 3, 2013, File No. 333-189807) #
10.7
Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed on Form S-1 on July 3, 2013, File No. 333-189807) #

10.8
Master Private Label Financing Agreement, dated as of February 6, 2013, by and between Santander Consumer USA Inc. and Chrysler Group LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on November 22, 2013, File No. 333-189807) †

10.9
Form of Restricted Stock Award Agreement (for Management) under the Santander Consumer USA Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on January 9, 2014, File No. 333-189807) #

10.10
Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A on January 9, 2014, File No. 333-189807) #

10.11
Form of Amendment No.1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan with each of Thomas G. Dundon, Jason A. Kulas, and Jason W. Grubb (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed on January 9, 2014, File No. 333-189807) #

10.12
Form of Amendment No. 1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (Optionees other than Thomas G. Dundon and Jason W, Grubb) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on January 9, 2014, File No. 333-189807)#

10.13
Santander Consumer USA Holdings Inc. Senior Executive Annual Bonus Plan (incorporated by reference on Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed on January 17, 2014, File No. 333-189807) #

10.14
Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement filed on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.15
Form of Time- and Performance-based Option Award Agreement (Series 3) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement filed on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.16
Form of Time-Based Option Agreement (Series 2) under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A on January 22, 2014, File No. 333-189807) #

10.17
Form of Restricted Stock Unit Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-36270)#

10.18
Form of Long-Term Cash Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-36270)#

10.19
Form of Non-qualified Stock Option Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-36270)#

10.20
Separation Agreement, dated July 2, 2015, by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 2, 2015, File No. 001-36270)#

10.21*
First Amendment, dated July 20, 2015, to the Separation Agreement dated July 2, 2015 by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon#

10.22
Form of Restricted Stock Unit Award Agreement (for Directors) under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2015, File No. 001-36270)#

10.23
Letter Agreement, dated December 1, 2015, by and between Santander Consumer USA Holdings Inc. and Ismail Dawood (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 7, 2015, File No. 001-36270)#

10.24
Letter Agreement, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and Kalyan Seshan, dated June 22, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2016, File No. 001-36270)#

10.25
Santander Consumer USA Holdings Inc. Omnibus Incentive Plan, as amended and restated effective as of June 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2016, File No. 001-36270)#

10.26	Form of Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2016, File No. 001-36270)#
10.27
Second Amendment, dated as of August 31, 2016, to the Separation Agreement, dated as of July 2, 2015, by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 7, 2016, File No. 001-36270)#

10.28
Separation Agreement, dated September 15, 2016, by and among Jennifer Davis, Santander Consumer USA
Holdings Inc. and Santander Consumer USA Inc. (incorporated by reference to Exhibit 10.1 to the Company's
Current Report on Form 8-K filed on September 16, 2016, File No. 001-36270)#

10.29
Amended and Restated Letter Agreement, by and between Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc. and Ismail Dawood, dated December 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2016, File No. 001-36270)#

16.1	Letter of Deloitte & Touche LLP, dated December 15, 2015 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report filed on Form 8-K on December 15, 2015, File No. 001-36270)
21.1*	Subsidiaries of Santander Consumer USA Holdings Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Deloitte & Touche LLP
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Furnished herewith.