Form 10-K/A
period 2016-12-31
Santander Consumer USA Holdings Inc.
filed 2017-03-02
CIK 1580608

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A (the "Amendment") for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 (the “Original Form 10-K”), solely to correct an administrative error in the date of the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (the “Report”). The Report in the Original Form 10-K was incorrectly dated as “February 28, 2017 (October 27, 2016 as to the effects of the restatement discussed in Note 19).” The correct date is “March 30, 2016 (October 27, 2016 as to the effects of the restatement discussed in Note 19).” The Report of Independent Registered Public Accounting Firm with the correct date is filed herewith.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Part II, Item 8 of the Original Form 10-K in this Amendment. However, there have been no changes to the text of such Part II, Item 8 other than the change stated in the immediately preceding paragraph. Further, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Form 10-K.
This Amendment includes new consents of PricewaterhouseCoopers LLP and Deloitte & Touche LLP as Exhibits 23.1 and 23.2, respectively, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.
Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other Item of the Original Form 10-K or reflect any events that have occurred after the filing of the Original Form 10-K.

PART II

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

3. See the Exhibit Index immediately following the signatures page of this report.

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
Name: Jason A. Kulas
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	Chief Executive Officer & Director	March 2, 2017
Jason A. Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	March 2, 2017
Ismail Dawood	(Principal Financial and Accounting Officer)
/s/ William Rainer	Chairman of the Board	March 2, 2017
William Rainer
/s/ José Doncel	Director	March 2, 2017
José Doncel
/s/ Stephen A. Ferriss	Director	March 2, 2017
Stephen A. Ferriss
/s/ Brian Gunn	Director	March 2, 2017
Brian Gunn
/s/ Victor Hill	Director	March 2, 2017
Victor Hill
/s/ Edith E. Holiday	Director	March 2, 2017
Edith E. Holiday
/s/ Mark P. Hurley	Director	March 2, 2017
Mark P. Hurley
/s/ Javier Maldonado	Director	March 2, 2017
Javier Maldonado
/s/ Robert J. McCarthy	Director	March 2, 2017
Robert J. McCarthy
/s/ William F. Muir	Director	March 2, 2017
William F. Muir
/s/ Scott Powell	Director	March 2, 2017
Scott Powell
/s/ Wolfgang Schoellkopf	Director	March 2, 2017
Wolfgang Schoellkopf

Exhibit Number	Description
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Deloitte & Touche LLP
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished herewith.