Form 10-Q
period 2017-03-31
Santander Consumer USA Holdings Inc.
filed 2017-05-05
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock ($0.01 par value)	359,421,742 shares

Unless otherwise specified or the context otherwise requires, the use herein of the terms “ we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company's expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company's control. For more information regarding these risks and uncertainties as well as certain additional risks that the Company faces, refer to the Risk Factors detailed in Item 1A of Part I of the 2016 Annual Report on Form 10-K, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause the Company's actual results to differ materially from those suggested by the forward-looking statements are:

•	the Company operates in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect its business;

•	the Company's ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;

•	adverse economic conditions in the United States and worldwide may negatively impact the Company's results;

•	the business could suffer if access to funding is reduced;

•	the Company faces significant risks implementing its growth strategy, some of which are outside its control;

•	the Company may not realize the anticipated benefits from, and may incur unexpected costs and delays in connection with exiting its personal lending business;

•	the Company's agreement with FCA may not result in anticipated levels of growth and is subject to performance conditions that could result in termination of the agreement;

•	the business could suffer if the Company is unsuccessful in developing and maintaining relationships with automobile dealerships;

•	the Company's financial condition, liquidity, and results of operations depend on the credit performance of its loans;

•	loss of the Company's key management or other personnel, or an inability to attract such management and personnel, could negatively impact its business;

•
the Company is directly and indirectly, through its relationship with SHUSA, subject to certain banking and financial services regulations, including oversight by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), the European Central Bank, and the Federal Reserve Bank of Boston (FRBB); such oversight and regulation may limit certain of the Company's activities, including the timing and amount of dividends and other limitations on the Company's business; and

•	future changes in the Company's relationship with Santander could adversely affect its operations.

If one or more of the factors affecting the Company's forward-looking statements proves incorrect, its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Therefore, the Company cautions the reader not to place undue reliance on any forward-looking statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the Company's results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties as new factors emerge from time to time. Any forward-looking statements only speak as of the date of this document, and the Company undertakes no obligation to update any forward-looking statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 and Amendment No. 1 on Form 10-K/A filed with the SEC on March 2, 2017
ABS	Asset-backed securities
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Auto Finance Holdings	Sponsor Auto Finance Holdings Series LP, a former investor in SC
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
DDFS	Dundon DFS LLC
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECOA	Equal Credit Opportunity Act
Employment Agreement	The amended and restated employment agreement, executed as of December 31, 2011, by and among SC, Banco Santander, S.A. and Thomas G. Dundon
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
Federal Reserve	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
LendingClub	LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements

Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	Risk Committee
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
Shareholders Agreement
The Shareholders Agreement dated January 28, 2014, by and among the Company, SHUSA, DDFS, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP, and, for the certain sections set forth therein, Banco Santander, as amended

SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents - $92,712 and $98,536 held at affiliates, respectively	$420,826	$160,180
Finance receivables held for sale, net	1,856,019	2,123,415
Finance receivables held for investment, net (includes $30,652 and $24,495 of loans recorded at fair value, respectively)	23,444,625	23,481,001
Restricted cash - $7,813 and $11,629 held at affiliates, respectively	2,946,736	2,757,299
Accrued interest receivable	306,742	373,274
Leased vehicles, net	8,927,536	8,564,628
Furniture and equipment, net of accumulated depreciation of $51,299 and $47,365, respectively	67,921	67,509
Federal, state and other income taxes receivable	93,386	87,352
Related party taxes receivable	467	1,087
Goodwill	74,056	74,056
Intangible assets, net of amortization of $34,602 and $33,652, respectively	32,275	32,623
Due from affiliates	29,480	31,270
Other assets	861,871	785,410
Total assets	$39,061,940	$38,539,104
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$4,958,638	$6,739,817
Notes payable — secured structured financings	23,666,666	21,608,889
Notes payable — related party	2,850,000	2,975,000
Accrued interest payable	37,759	33,346
Accounts payable and accrued expenses	414,851	379,021
Deferred tax liabilities, net	1,342,055	1,278,064
Due to affiliates	90,341	50,620
Other liabilities	282,632	235,728
Total liabilities	33,642,942	33,300,485
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
359,489,493 and 359,002,145 shares issued and 359,394,898 and 358,907,550 shares outstanding, respectively	3,594	3,589
Additional paid-in capital	1,662,200	1,657,611
Accumulated other comprehensive income, net	35,504	28,259
Retained earnings	3,717,700	3,549,160
Total stockholders’ equity	5,418,998	5,238,619
Total liabilities and equity	$39,061,940	$38,539,104

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated variable interest entities (VIEs), presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit were as follows:

	March 31, 2017	December 31, 2016
Assets
Restricted cash	$2,437,776	$2,087,177
Finance receivables held for sale, net	859,360	1,012,277
Finance receivables held for investment, net	22,957,913	22,919,312
Leased vehicles, net	8,927,536	8,564,628
Various other assets	705,569	686,253
Total assets	$35,888,154	$35,269,647
Liabilities
Notes payable	$30,842,051	$31,659,203
Various other liabilities	111,075	91,234
Total liabilities	$30,953,126	$31,750,437

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Interest on finance receivables and loans	$1,209,186	$1,286,195
Leased vehicle income	418,233	329,792
Other finance and interest income	3,825	3,912
Total finance and other interest income	1,631,244	1,619,899
Interest expense — Including $37,724 and $31,686 to affiliates, respectively	227,089	184,735
Leased vehicle expense	290,171	221,360
Net finance and other interest income	1,113,984	1,213,804
Provision for credit losses	635,013	660,170
Net finance and other interest income after provision for credit losses	478,971	553,634
Profit sharing	7,945	11,394
Net finance and other interest income after provision for credit losses and profit sharing	471,026	542,240
Investment losses, net — Including $2,719 and zero from affiliates, respectively	(76,399)	(69,056)
Servicing fee income — Including $3,263 and $4,076 from affiliates, respectively	31,684	44,494
Fees, commissions, and other — Including $225 and $225 from affiliates, respectively	100,195	102,120
Total other income	55,480	77,558
Compensation expense	136,262	119,842
Repossession expense	71,299	73,545
Other operating costs — Including $21,644 and $4,462 to affiliates, respectively	97,517	97,469
Total operating expenses	305,078	290,856
Income before income taxes	221,428	328,942
Income tax expense	78,001	120,643
Net income	$143,427	$208,299

Net income	$143,427	$208,299
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $4,327 and $22,733, respectively	7,245	(38,190)
Comprehensive income	$150,672	$170,109
Net income per common share (basic)	$0.40	$0.58
Net income per common share (diluted)	$0.40	$0.58
Weighted average common shares (basic)	359,105,050	357,974,890
Weighted average common shares (diluted)	360,616,032	358,840,322

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2016	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$4,432,549
Stock issued in connection with employee incentive compensation plans	93	1	704	—	—	705
Stock-based compensation expense	—	—	1,768	—	—	1,768
Tax sharing with affiliate	—	—	(392)	—	—	(392)
Net income	—	—	—	—	208,299	208,299
Other comprehensive income (loss), net of taxes	—	—	—	(38,190)	—	(38,190)
Balance — March 31, 2016	358,039	$3,580	$1,646,231	$(36,065)	$2,990,993	$4,604,739

Balance — January 1, 2017	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
Cumulative-effect adjustment upon adoption of ASU 2016-09 (Note 1)	—	—	1,439	—	25,113	26,552
Stock issued in connection with employee incentive compensation plans	487	5	1,085	—	—	1,090
Stock-based compensation expense	—	—	2,067	—	—	2,067
Tax sharing with affiliate	—	—	(2)	—	—	(2)
Net income	—	—	—	—	143,427	143,427
Other comprehensive income (loss), net of taxes	—	—	—	7,245	—	7,245
Balance — March 31, 2017	359,395	$3,594	$1,662,200	$35,504	$3,717,700	$5,418,998

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$143,427	$208,299
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(760)	6,633
Provision for credit losses	635,013	660,170
Depreciation and amortization	317,154	245,610
Accretion of discount	(69,945)	(90,806)
Originations and purchases of receivables held for sale	(818,817)	(1,277,487)
Proceeds from sales of and collections on receivables held for sale	973,118	922,071
Change in revolving personal loans	(5,064)	(129,330)
Investment losses, net	76,399	69,056
Stock-based compensation	2,067	1,768
Deferred tax expense	86,218	112,054
Changes in assets and liabilities:
Accrued interest receivable	49,650	11,272
Accounts receivable	(8,420)	3,157
Federal income tax and other taxes	(5,415)	7,515
Other assets	(10,435)	(57,262)
Accrued interest payable	1,086	3,102
Other liabilities	53,708	(22,936)
Due to/from affiliates	45,026	(15,748)
Net cash provided by operating activities	1,464,010	657,138
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(2,985,822)	(3,836,292)
Purchases of portfolios of finance receivables held for investment	(152,208)	(95,596)
Collections on finance receivables held for investment	2,585,103	2,598,238
Proceeds from sale of loans held for investment	—	823,877
Leased vehicles purchased	(1,608,151)	(1,622,199)
Manufacturer incentives received	330,017	329,616
Proceeds from sale of leased vehicles	625,628	292,369
Change in revolving personal loans	49,236	166,890
Purchases of furniture and equipment	(7,551)	(14,500)
Sales of furniture and equipment	409	1,010
Change in restricted cash	(200,582)	(404,457)
Other investing activities	(1,931)	(2,532)
Net cash used in investing activities	(1,365,852)	(1,763,576)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	5,692,771	2,702,004
Payments on notes payable related to secured structured financings	(3,638,774)	(3,175,675)
Proceeds from unsecured notes payable	4,315,000	2,361,144
Payments on unsecured notes payable	(3,887,283)	(2,050,853)
Proceeds from notes payable	4,772,034	6,810,899
Payments on notes payable	(7,094,803)	(5,518,740)
Proceeds from stock option exercises, gross	3,543	813
Net cash provided by financing activities	162,488	1,129,592
Net increase in cash and cash equivalents	260,646	23,154
Cash — Beginning of period	160,180	18,893
Cash — End of period	$420,826	$42,047

Noncash investing and financing transactions:
Transfer of secured notes payable to unsecured notes payable	$120,748	$138,993

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
As of March 31, 2017, the Company was owned approximately 58.7% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.5% by public shareholders, approximately 9.7% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO, and approximately 0.1% by other holders, primarily members of senior management.
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
The accompanying condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2016 Annual Report on Form 10-K.
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
Accounting Policies
There have been no material changes in the Company's accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the 2016 Annual Report on Form 10-K.
Recently Adopted Accounting Standards
Since January 1, 2017, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs"):

•
The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the Statement of Cash Flows (SCF), and forfeitures when accounting for share-based payment transactions. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in APIC pools, and instead requires companies to record all excess tax benefits and deficiencies at settlement, vesting or expiration in the income statement as provision for income taxes. At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits totaled $26,552 net of tax, and was recognized, as an increased, through an adjustment in beginning retained earnings. The Company recorded excess tax benefits, net of tax of $47 in the provision for income taxes rather than as an increase to additional paid-in capital for the three months ended March 31, 2017, on a prospective basis. Therefore, the prior period presented has not been adjusted. All excess tax benefits along with other income tax cash flows will now be classified as an operating activity rather than financing activities in the SCF on a prospective basis.

In addition, the Company changed its accounting policy on forfeitures from previously recognizing forfeitures based on estimating the number of awards expected to be forfeited to electing to recognize forfeiture of awards as they occur to simplify the accounting for forfeitures. This resulted in a cumulative adjustment, as a decrease to, beginning retained earnings of $1,439.

•
The Company also adopted ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The new guidance clarifies that a change in the counterparties to a derivative contract, i.e., a novation, in and of itself, does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

•
The Company also adopted ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under existing guidance, companies will still need to evaluate other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

•
The Company also adopted ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323). The new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. The new standard also provides specific guidance for available-for-sale securities that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method of accounting. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

•
The Company also adopted ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control, which amends the guidance in U.S. GAAP on related parties that are under common control. Specifically, the new ASU requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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
Because ASU 2014-09 does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company does not expect the new guidance to have a material impact on the elements of its Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and investment gain). The Company expects to adopt this ASU in the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and reviewing related contracts with customers to determine the effect on certain non-interest income items presented in the Consolidated Statements of Operations and on the presentation and disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments, except those accounted for under the equity method of accounting or which result in consolidation of the investee, to be measured at fair value, with changes in the fair value being recorded in net income. However, equity investments that do not have readily determinable fair values will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer. The amendment also simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at their amortized cost on the balance sheet, requires that the disclosed fair values of financial instruments represent "exit price," requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the fair value option has been elected for that liability, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values, for which it should be applied prospectively. While the Company is still in the process of evaluating the impacts of the adoption of this ASU, the Company does not expect the impact to be material to its financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. Once effective, the new guidance must be applied for all periods presented. The Company does not expect the new guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Shareholders' Equity, since the Company recognizes assets and liabilities for all of its vehicle lease transactions. The Company will continue to evaluate the impact of the new guidance on its operating leases primarily for office space and computer equipment. Upon adoption, the Company will gross up its balance sheet by the present value of future minimum lease payments for these operating leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to establish credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating the Company's credit losses, given the change to estimated losses for the estimated life of the financial asset, and will likely result in material changes to the Company’s credit and capital reserves.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This update amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the SCF. The ASU’s amendments add or clarify guidance on eight cash flow issues including debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted, including adoption in an interim period, however any adjustments should be reflected as of the beginning of the fiscal year that includes the period of adoption. All of the amended guidance must be adopted in the same period. The Company is in the process of evaluating the impacts of the adoption of this ASU.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force), which requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, however, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations or cash flows and expects the impact to be disclosure only.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance revises the definition of a business, potentially affecting areas of accounting such as acquisitions, disposals, goodwill impairment, and consolidation. Under the new guidance, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired (or disposed of) would not represent a business. If this initial screen is met, no further analysis would be required. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create an output. In addition, the amendments narrow the definition of the term “output” so that it is consistent with how outputs are defined in ASC Topic 606, Revenue from Contracts with Customers. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted. Adoption of the amendments must be applied on a prospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.
On January 26, 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill & Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The new rules state that a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective January 1, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impacts of the adoption of this ASU.

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Retail installment contracts acquired individually (a)	$23,200,111	$23,219,724
Purchased receivables	146,150	158,264
Receivables from dealers	69,643	68,707
Personal loans	7,499	12,272
Capital lease receivables (Note 3)	21,222	22,034
Finance receivables held for investment, net	$23,444,625	$23,481,001
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As at March 31, 2017 and December 31, 2016, $30,652 and $24,495 of loans were recorded at fair value (Note 13).
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,286,466	$5,788,390	$70,377	$15,412
Credit loss allowance - specific	—	(1,604,489)	—	—
Credit loss allowance - collective	(1,836,730)	—	(734)	(4,517)
Discount	(409,142)	(88,546)	—	(3,822)
Capitalized origination costs and fees	58,791	5,371	—	426
Net carrying balance	$19,099,385	$4,100,726	$69,643	$7,499

	December 31, 2016
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,528,406	$5,599,567	$69,431	$19,361
Credit loss allowance - specific	—	(1,611,295)	—	—
Credit loss allowance - collective	(1,799,760)	—	(724)	—
Discount	(467,757)	(91,359)	—	(7,721)
Capitalized origination costs and fees	56,704	5,218	—	632
Net carrying balance	$19,317,593	$3,902,131	$68,707	$12,272
Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $764,611 and $848,918 of the unpaid principal balance represented fleet contracts with commercial borrowers as of March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017 and 2016, the Company originated $1,588,506 and $2,549,249, respectively, in Chrysler Capital loans which represented 42% and 49%, respectively, of the total retail installment contract originations. Additionally, during the three months ended March 31, 2017 and 2016, the Company originated $1,600,659 and $1,617,080 in Chrysler Capital leases. As of March 31, 2017 and December 31, 2016, the Company's auto retail installment contract portfolio consisted of $7,147,687 and $7,365,444, respectively, of Chrysler loans which represents 31% and 32%, respectively, of the Company's auto retail installment contract portfolio. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers.
As of March 31, 2017, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (13%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total.
Purchased receivables

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Outstanding balance	$212,018	$231,360
Outstanding recorded investment, net of impairment	$147,094	$159,451

Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended March 31,
	2017	2016
Balance — beginning of period	$107,041	$178,582
Accretion of accretable yield	(11,144)	(21,329)
Reclassifications from (to) nonaccretable difference	2,049	(917)
Balance — end of period	$97,946	$156,336
During the three months ended March 31, 2017 and 2016, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended March 31, 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $152,208 held by non-consolidated securitization Trusts, under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13). No such transactions occurred during the three months ended March 31, 2016.
Receivable from Dealers
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at March 31, 2017 and December 31, 2016, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018. The Company had accrued interest on this term loan of $169 and $165 at March 31, 2017 and December 31, 2016, respectively.
The remaining receivables from dealers held for investment are all Chrysler Agreement-related. As of March 31, 2017, borrowers on these dealer receivables are located in Virginia (50%), New York (23%), Mississippi (18%), Missouri (8%) and Wisconsin (1%).
Personal Loans
At December 31, 2015, the Company determined that its intent to sell certain non-performing personal installment loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $457 and $539 at March 31, 2017 and December 31, 2016, respectively.
At September 30, 2016, the Company determined that its intent to sell certain personal revolving loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $7,042 and $11,733 at March 31, 2017 and December 31, 2016, respectively.
Held For Sale
The carrying value of the Company's finance receivables held for sale, net is comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Retail installment contracts acquired individually	$876,916	$1,045,815
Personal loans	979,103	1,077,600
Finance receivables held for sale, net	$1,856,019	$2,123,415

Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Sales of retail installment contracts to third parties	$230,568	$859,955
Proceeds from sales of charged-off assets	21,343	6,230

The Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and serviced as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Serviced balance of retail installment contracts and leases sold to third parties	$8,926,456	$10,116,788

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Leased vehicles	$12,442,141	$11,939,295
Less: accumulated depreciation	(2,394,567)	(2,326,342)
Depreciated net capitalized cost	10,047,574	9,612,953
Manufacturer subvention payments, net of accretion	(1,141,194)	(1,066,531)
Origination fees and other costs	21,156	18,206
Net book value	$8,927,536	$8,564,628
Periodically, the Company executes bulk sales of Chrysler Capital leases to a third party. The bulk sale agreements include certain provisions whereby the Company agrees to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 10). The Company has retained servicing on the sold leases. During the three months ended March 31, 2017 and 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2017:

Remainder of 2017	$1,191,931
2018	1,091,466
2019	445,100
2020	28,504
2021	79
Thereafter	—
Total	$2,757,080
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Gross investment in capital leases	$33,657	$39,417
Origination fees and other	68	150
Less: unearned income	(5,898)	(7,545)
Net investment in capital leases before allowance	27,827	32,022
Less: allowance for lease losses	(6,605)	(9,988)
Net investment in capital leases	$21,222	$22,034

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of March 31, 2017:

Remainder of 2017	$10,365
2018	13,195
2019	6,280
2020	2,495
2021	1,322
Thereafter	—
Total	$33,657

4.	Credit Loss Allowance and Credit Quality
Credit Loss Allowance
The Company estimates the allowance for credit losses on individually acquired retail installment contracts and personal loans held for investment not classified as TDRs based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. In developing the allowance, the Company utilizes a loss emergence period assumption, a loss given default assumption applied to recorded investment, and a probability of default assumption based on a loss forecasting model. The loss emergence period assumption represents the average length of time between when a loss event is first estimated to have occurred and when the account is charged-off. The recorded investment represents unpaid principal balance adjusted for unaccreted net discounts, subvention from manufacturers, and origination costs. Under this approach, the resulting allowance represents the expected net losses of recorded investment inherent in the portfolio.
For loans classified as TDRs, impairment is generally measured based on the present value of expected future cash flows discounted at the original effective interest rate. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. The amount of the allowance is equal to the difference between the loan’s impaired value and the recorded investment.
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of March 31, 2017, the credit loss allowance for receivables from dealers is comprised of a general allowance as none of these receivables have been determined to be individually impaired. As of March 31, 2016, the credit loss allowance for receivables from dealers is comprised of a general allowance of $978, plus $425 specific impairment for substandard commercial risk rated receivables from dealers with an unpaid principal balance of $5,965.
The activity in the credit loss allowance for individually acquired and dealer loans for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans

Balance — beginning of period	$3,411,055	$724	$—
Provision for credit losses	629,097	10	7,975
Charge-offs (a)	(1,224,697)	—	(3,632)
Recoveries	625,764	—	174
Balance — end of period	$3,441,219	$734	$4,517
(a) Charge-offs for retail installment contracts acquired individually includes approximately $24 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received.

	Three Months Ended March 31, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers

Balance — beginning of period	$3,197,414	$916
Provision for credit losses	663,126	487
Charge-offs	(1,150,628)	—
Recoveries	610,315	—
Balance — end of period	$3,320,227	$1,403
The impairment activity related to purchased receivables portfolios for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Balance — beginning of period	$169,323	$172,308
Incremental provisions for purchased receivable portfolios	—	—
Incremental reversal of provisions for purchased receivable portfolios	—	(1,896)
Balance — end of period	$169,323	$170,412
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Balance — beginning of period	$9,988	$19,878
Provision for lease losses	(2,069)	(1,547)
Charge-offs	(3,679)	(12,359)
Recoveries	2,365	9,888
Balance — end of period	$6,605	$15,860

Delinquencies

Retail installment contracts are generally classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. See discussion over TDR loans below. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status, the Company returns to accruing interest on the contract.

The Company considers an account delinquent when an obligor fails to pay the required minimum portion of the scheduled payment by the due date. With respect to receivables originated by the Company prior to January 1, 2017 and through its “Chrysler Capital” channel, the required minimum payment is 90% of the scheduled payment. With respect to all other receivables originated by the Company or acquired by the Company from an unaffiliated third-party originator prior to January 1, 2017, the required minimum payment is 50% of the scheduled payment. With respect to receivables originated by the Company or acquired by the Company from an unaffiliated third-party originator on or after January 1, 2017, the required minimum payment is 90% of the scheduled payment, regardless of which channel the receivable was originated through. In each case, the period of delinquency is based on the number of days payments are contractually past due.

As of March 31, 2017 and December 31, 2016, a summary of delinquencies on retail installment contracts held for investment portfolio is as follows:

	March 31, 2017
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,336,113	$9,882	$2,345,995
Delinquent principal over 59 days (a)	1,148,517	4,852	1,153,369
Total delinquent principal	$3,484,630	$14,734	$3,499,364

	December 31, 2016
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,911,800	$13,703	$2,925,503
Delinquent principal over 59 days (a)	1,520,105	6,638	1,526,743
Total delinquent principal	$4,431,905	$20,341	$4,452,246
(a) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.

The balances in the above tables reflect total unpaid principal balance rather than net recorded investment before allowance.

As of March 31, 2017 and December 31, 2016, there were no receivables from dealers that were 30 days or more delinquent. As of March 31, 2017 and December 31, 2016, there were $27,617 and $33,886, respectively, of retail installment contracts held for sale that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of March 31, 2017 and December 31, 2016 was as follows:

FICO® Band	March 31, 2017	December 31, 2016
Commercial (a)	2.8%	3.1%
No-FICOs	12.0%	12.2%
<540	22.3%	22.1%
540-599	31.7%	31.4%
600-639	17.4%	17.4%
>640	13.8%	13.8%

(a)No FICO score is obtained on loans to commercial borrowers.
(b)FICO scores are updated quarterly.

Commercial Lending — The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Note 4 of the 2016 Annual Report on Form 10-K. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Pass	$49,752	$17,585
Special Mention	15,282	2,790
Substandard	2,696	1,488
Doubtful	—	—
Loss	125	—
Total	$67,855	$21,863
Commercial loan credit quality indicators for receivables from dealers held for investment as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Pass	$68,672	$67,681
Special Mention	—	—
Substandard	1,705	1,750
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$70,377	$69,431

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company's TDR balance as of March 31, 2017 and December 31, 2016 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of March 31, 2017 and December 31, 2016, there were no receivables from dealers classified as a TDR.
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is generally assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell.
The table below presents the Company’s TDRs as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	Retail Installment Contracts
Outstanding recorded investment (a)	$5,785,032	$5,637,792
Impairment	(1,604,489)	(1,611,295)
Outstanding recorded investment, net of impairment	$4,180,543	$4,026,497
(a) As of March 31, 2017, the outstanding recorded investment excludes $14.7 million of collateral-dependent bankruptcy TDRs that has been written down by $7.6 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at March 31, 2017 and December 31, 2016, is as follows:

	March 31, 2017	December 31, 2016
	Retail Installment Contracts
Principal, 30-59 days past due	$1,078,637	$1,253,848
Delinquent principal over 59 days	579,262	736,691
Total delinquent TDR principal	$1,657,899	$1,990,539

A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest when the account becomes past due more than 60 days, and considered for return to accrual when a sustained period of repayment performance has been achieved.

Average recorded investment and income recognized on TDR loans are as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$5,711,412	$4,666,713
Interest income recognized	$260,352	$174,191

The following table summarizes the financial effects of TDRs that occurred during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
	Retail Installment Contracts
Outstanding recorded investment before TDR	$881,699	$692,928
Outstanding recorded investment after TDR	$866,278	$699,286
Number of contracts (not in thousands)	49,499	39,380
Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended
	March 31, 2017	March 31, 2016
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$211,697	$199,862
Number of contracts (not in thousands)	11,894	11,402
(a)     For TDR modifications and TDR modifications that subsequently defaults, the allowance methodology remains unchanged.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	January 2018	$168,084	$500,000	2.84%	$213,200	$—
Warehouse line	Various (a)	232,045	1,250,000	3.73%	326,912	11,207
Warehouse line (b)	August 2018	216,520	780,000	3.30%	281,270	6,946
Warehouse line (c)	August 2018	2,018,143	3,120,000	2.29%	3,067,595	64,912
Warehouse line	October 2018	435,477	1,800,000	3.31%	620,916	10,000
Repurchase facility (d)	December 2017	328,608	328,608	3.32%	—	14,012
Repurchase facility (d)	April 2017	235,509	235,509	2.04%	—	—
Repurchase facility (d)	March 2018	147,182	147,182	3.31%	—	—
Repurchase facility (d)	April 2017	59,202	59,202	2.09%	—	—
Warehouse line	November 2018	301,199	1,000,000	2.51%	451,750	7,902
Warehouse line	July 2018	235,784	250,000	3.25%	500,095	44,377
Warehouse line	October 2018	132,365	400,000	2.91%	189,416	2,671
Warehouse line	November 2018	174,720	500,000	2.16%	186,481	4,722
Warehouse line	October 2017	273,800	300,000	2.44%	322,183	10,803
Total facilities with third parties		4,958,638	10,670,501		6,159,818	177,552
Lines of credit with Santander and related subsidiaries (e, f):
Line of credit	December 2017	500,000	500,000	3.24%	—	—
Line of credit	December 2018	—	500,000	3.89%	—	—
Line of credit	December 2017	1,000,000	1,000,000	2.83%	—	—
Line of credit	December 2018	400,000	1,000,000	3.36%	—	—
Promissory Note	March 2019	300,000	300,000	2.45%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Line of credit	March 2019	—	3,000,000	3.94%	—	—
Total facilities with Santander and related subsidiaries		2,850,000	6,950,000		—	—
Total revolving credit facilities		$7,808,638	$17,620,501		$6,159,818	$177,552

(a)	Half of the outstanding balance on this facility matures in April 2017 and half matures in March 2018. In April 2017, the facilities that matured were extended to March 2019.

(b)	This line is held exclusively for financing of Chrysler Capital loans.

(c)	This line is held exclusively for financing of Chrysler Capital leases.

(d)
These repurchase facilities are collateralized by securitization notes payable retained by the Company. These facilities have rolling maturities of up to one year. In April 2017, the repurchase facilities that matured were extended to May 2017.

(e)
These lines generally are also collateralized by securitization notes payable and residuals retained by the Company. As of March 31, 2017 and December 31, 2016, $1,623,538 and $1,316,568, respectively, of the aggregate outstanding balances on these facilities were unsecured.

(f)
SPAIN Revolving Funding LLC (a subsidiary) established a committed facility of $750 million with the New York branch of Santander on April 3, 2017. Borrowings under this facility bear interest at a rate equal to one-month LIBOR plus a spread (based on the quality of the collateral for the facility) ranging from 0.60% to 0.90%. The current maturity date of the facility is December 31, 2018.

	December 31, 2016
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	January 2018	$153,784	$500,000	3.17%	$213,578	$—
Warehouse line	Various	462,085	1,250,000	2.52%	653,014	14,916
Warehouse line	August 2018	534,220	780,000	1.98%	608,025	24,520
Warehouse line	August 2018	3,119,943	3,120,000	1.91%	4,700,774	70,991
Warehouse line	October 2018	702,377	1,800,000	2.51%	994,684	23,378
Repurchase facility	December 2017	507,800	507,800	2.83%	—	22,613
Repurchase facility	April 2017	235,509	235,509	2.04%	—	—
Warehouse line	November 2018	578,999	1,000,000	1.56%	850,758	17,642
Warehouse line	October 2018	202,000	400,000	2.22%	290,867	5,435
Warehouse line	November 2018	—	500,000	2.07%	—	—
Warehouse line	October 2017	243,100	300,000	2.38%	295,045	9,235
Total facilities with third parties		6,739,817	10,393,309		8,606,745	188,730
Lines of credit with Santander and related subsidiaries:
Line of credit	December 2017	500,000	500,000	3.04%	—	—
Line of credit	December 2018	175,000	500,000	3.87%	—	—
Line of credit	December 2017	1,000,000	1,000,000	2.86%	—	—
Line of credit	December 2018	1,000,000	1,000,000	2.88%	—	—
Line of credit	March 2017	300,000	300,000	2.25%	—	—
Line of credit	March 2019	—	3,000,000	3.74%	—	—
Total facilities with Santander and related subsidiaries		2,975,000	6,300,000		—	—
Total revolving credit facilities		$9,714,817	$16,693,309		$8,606,745	$188,730
Facilities with Third Parties
The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 3), securitization notes payables and residuals retained by the Company.`
Lines of Credit with Santander and Related Subsidiaries
Through SHUSA, Santander provides the Company with $3,000,000 of committed revolving credit that can be drawn on an unsecured basis. Through its New York branch, Santander provides the Company with an additional $3,000,000 of long-term committed revolving credit facilities. The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2017 and December 31, 2018, respectively. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
Santander Consumer ABS Funding 2, LLC (a subsidiary) established a committed facility of $300 million with SHUSA on March 6, 2014. This facility matured on March 6, 2017 and was replaced on the same day with a $300 million term promissory note executed by SC Illinois (a subsidiary) as the borrower and SHUSA as the lender. During the three months ended March 31, 2017, the Company paid zero in principal and zero in interest and fees on this note. Interest accrues on this note at a rate equal to three-month LIBOR plus 1.35%. The note has a maturity date of March 6, 2019.
SC Illinois as borrower executed a $650 million term promissory note with SHUSA as lender on March 31, 2017. During the three months ended March 31, 2017, the Company paid zero in principal and zero in interest and fees on this note. Interest accrues on this note at the rate of 4.20%. The note has a maturity date of March 31, 2022.

Secured Structured Financings

The following table presents information regarding secured structured financings as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$69,677	$1,025,540	1.23%	$113,867	$31,277
2013 Securitizations	January 2019 - March 2021	992,709	6,689,700	0.89%-1.59%	1,272,176	228,108
2014 Securitizations	February 2020 - April 2022	1,648,799	6,391,020	1.16%-1.72%	2,071,309	257,629
2015 Securitizations	September 2019 - January 2023	3,802,864	9,264,432	1.33%-2.29%	5,073,548	489,225
2016 Securitizations	April 2022 - March 2024	5,266,504	7,462,790	1.63%-2.80%	6,802,736	459,748
2017 Securitizations	April 2023 - July 2024	3,010,805	3,125,430	2.01%-2.43%	3,764,454	175,497
Public securitizations (a)		14,791,358	33,958,912		19,098,090	1,641,484
2010 Private issuances	June 2011	99,172	516,000	1.29%	198,524	7,117
2011 Private issuances	December 2018	237,745	1,700,000	1.46%	517,516	33,863
2013 Private issuances	September 2018	2,988,296	2,044,054	1.28%-1.38%	5,064,575	237,078
2014 Private issuances	March 2018 - November 2021	264,411	1,530,125	1.05%-1.40%	382,536	50,425
2015 Private issuances	December 2016 - July 2019	1,984,521	2,605,062	0.88%-2.81%	1,998,100	169,635
2016 Private issuances	May 2020 - September 2024	2,262,387	3,050,000	1.55%-2.86%	3,218,736	117,809
2017 Private issuances	April 2021 - September 2021	1,038,776	1,000,000	1.85%-2.27%	1,501,121	16,826
Privately issued amortizing notes		8,875,308	12,445,241		12,881,108	632,753
Total secured structured financings		$23,666,666	$46,404,153		$31,979,198	$2,274,237

(a)	Securitizations executed under Rule 144A of the Securities Act are included within this balance.

	December 31, 2016
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$197,470	$2,525,540	0.92%-1.23%	$312,710	$73,733
2013 Securitizations	January 2019 - January 2021	1,172,904	6,689,700	0.89%-1.59%	1,484,014	222,187
2014 Securitizations	February 2020 - January 2021	1,858,600	6,391,020	1.16%-1.72%	2,360,939	250,806
2015 Securitizations	September 2019 - January 2023	4,326,292	9,317,032	1.33%-2.29%	5,743,884	468,787
2016 Securitizations	April 2022 - March 2024	5,881,216	7,462,790	1.63%-2.46%	7,572,977	408,086
Securitizations		13,436,482	32,386,082		17,474,524	1,423,599
2010 Private issuances	June 2011	113,157	516,000	1.29%	213,235	6,270
2011 Private issuances	December 2018	342,369	1,700,000	1.46%	617,945	31,425
2013 Private issuances	September 2018-September 2020	2,375,964	2,693,754	1.13%-1.38%	4,122,963	164,740
2014 Private issuances	March 2018 - December 2021	643,428	3,271,175	1.05%-1.40%	1,129,506	68,072
2015 Private issuances	December 2016 - July 2019	2,185,166	2,855,062	0.88%-2.81%	2,384,661	140,269
2016 Securitizations	May 2020 - September 2024	2,512,323	3,050,000	1.55%-2.86%	3,553,577	90,092
Privately issued amortizing notes		8,172,407	14,085,991		12,021,887	500,868
Total secured structured financings		$21,608,889	$46,472,073		$29,496,411	$1,924,467

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of March 31, 2017 and December 31, 2016, the Company had private issuances of notes backed by vehicle leases totaling $5,158,859 and $3,862,274, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $8,729 and $6,119 for the three months ended March 31, 2017 and 2016, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended March 31, 2017 and 2016 was $124,065 and $94,376, respectively.

6.	Variable Interest Entities
The Company transfers retail installment contracts and leased vehicles into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under U.S. GAAP and the Company may or may not consolidate these VIEs on the condensed consolidated balance sheets.
For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Note 7 of the 2016 Annual Report on Form 10-K.
On-balance sheet variable interest entities
The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2017 and December 31, 2016, the Company was servicing $27,651,173 and $27,802,971, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts during the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Assets securitized	$7,646,625	$3,657,955

Net proceeds from new securitizations (a)	$5,576,801	$2,702,004
Net proceeds from sale of retained bonds	115,970	—
Cash received for servicing fees (b)	208,923	194,365
Net distributions from Trusts (b)	678,229	629,726
Total cash received from Trusts	$6,579,923	$3,526,095

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three months ended March 31, 2017, the Company sold $700,022 of gross retail installment contracts to VIEs in off-balance sheet securitizations for a loss of $2,719 which is recorded in investment losses, net in the accompanying condensed consolidated statements of income. The transaction was executed under the new securitization platform-SPAIN, with Santander. Santander, as a majority owned affiliate, will hold eligible vertical interest in Notes and Certificates of not less than 5% to comply with the Dodd-Frank Act risk retention rules. For the three months ended March 31, 2016, the Company executed no off-balance sheet securitizations with VIEs with which it has continuing involvement.
As of March 31, 2017 and December 31, 2016, the Company was servicing $2,943,905 and $2,741,101, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	March 31, 2017	December 31, 2016
SPAIN	$666,346	$—
Total serviced for related parties	666,346	—
Chrysler Capital securitizations	2,188,452	2,472,756
Other third parties	89,107	268,345
Total serviced for third parties	2,277,559	2,741,101
Total serviced for others portfolio	$2,943,905	$2,741,101
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Receivables securitized (a)	$700,022	$—

Net proceeds from new securitizations	$702,319	$—
Cash received for servicing fees	1,398	15,701
Total cash received from securitization trusts	$703,717	$15,701
(a)Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivatives financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company's exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.

The Company has purchase price holdback payments and total return settlement payments that are considered to be derivatives, collectively referred to herein as “total return settlement,” and accordingly are marked to fair value each reporting period. The Company is obligated to make purchase price holdback payments on a periodic basis to a third-party originator of loans that the Company has purchased, when losses are lower than originally expected. The Company also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. All purchase price holdback payments and all total return settlement payments due in 2016 have been made.
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value
Interest rate swap agreements designated as cash flow hedges	$7,045,800	$56,573	$7,854,700	$44,618
Interest rate swap agreements not designated as hedges	813,700	3,258	1,019,900	1,939
Interest rate cap agreements	10,690,797	104,625	9,463,935	76,269
Options for interest rate cap agreements	10,690,797	(104,692)	9,463,935	(76,281)
Total return settlement	658,471	(31,123)	658,471	(30,618)

In addition to the above, the Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2017 and December 31, 2016.

See Note 13 for disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2017 and December 31, 2016:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Received (a)	Net Amount
March 31, 2017
Interest rate swaps - Santander and affiliates	$8,194	$—	$8,194
Interest rate swaps - third party	51,957	(9,783)	42,174
Interest rate caps - Santander and affiliates	7,812	—	7,812
Interest rate caps - third party	96,813	(11,586)	85,227
Total derivatives subject to a master netting arrangement or similar arrangement	164,776	(21,369)	143,407
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$164,776	$(21,369)	$143,407
Total financial assets	$164,776	$(21,369)	$143,407

December 31, 2016
Interest rate swaps - Santander and affiliates	$5,372	$—	$5,372
Interest rate swaps - third party	42,254	(22,100)	20,154
Interest rate caps - Santander and affiliates	7,593	—	7,593
Interest rate caps - third party	68,676	—	68,676
Total derivatives subject to a master netting arrangement or similar arrangement	123,895	(22,100)	101,795
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$123,895	$(22,100)	$101,795
Total financial assets	$123,895	$(22,100)	$101,795

(a)	Cash collateral pledged is reported in Other liabilities or Due to affiliate, as applicable, in the condensed consolidated balance sheet.

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged (a)	Net Amount
March 31, 2017
Interest rate swaps - Santander & affiliates	$87	$(87)	$—
Interest rate swaps - third party	234	(234)	—
Back to back - Santander & affiliates	7,812	(7,812)	—
Back to back - third party	96,880	(81,503)	15,377
Total derivatives subject to a master netting arrangement or similar arrangement	105,013	(89,636)	15,377
Total return settlement	31,123	—	31,123
Total derivatives not subject to a master netting arrangement or similar arrangement	31,123	—	31,123
Total derivative liabilities	$136,136	$(89,636)	$46,500
Total financial liabilities	$136,136	$(89,636)	$46,500

December 31, 2016
Interest rate swaps - Santander & affiliates	$546	$(546)	$—
Interest rate swaps - third party	524	(524)	—
Back to back - Santander & affiliates	7,593	(7,593)	—
Back to back - third party	68,688	(68,688)	—
Total derivatives subject to a master netting arrangement or similar arrangement	77,351	(77,351)	—
Total return settlement	30,618	—	30,618
Total derivatives not subject to a master netting arrangement or similar arrangement	30,618	—	30,618
Total derivative liabilities	$107,969	$(77,351)	$30,618
Total financial liabilities	$107,969	$(77,351)	$30,618

(a)	Cash collateral pledged is reported in Other assets or Due from affiliate, as applicable, in the condensed consolidated balance sheet.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$383	$7,332	$4,240

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(1,204)
Gains (losses) recognized in operating expenses	$(505)

	Three Months Ended March 31, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$208	$(73,005)	$(12,082)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(5,499)
Gains (losses) recognized in operating expenses	$(1,316)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the three months ended March 31, 2017 and 2016. The Company estimates that approximately $8,000 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	March 31, 2017	December 31, 2016
Vehicles (a)	$314,960	$257,382
Manufacturer subvention payments receivable (b)	134,347	161,447
Upfront fee (b)	91,250	95,000
Derivative assets at fair value (c)	148,770	110,930
Derivative - third party collateral	81,737	75,089
Prepaids	46,613	46,177
Accounts receivable	29,872	22,480
Other	14,322	16,905
Other assets	$861,871	$785,410

(a)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

(b)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments.

(c)
Derivative assets at fair value represent the gross amount of derivatives presented in the condensed consolidated financial statements. Refer to Note 7 to these Condensed Consolidated Financial Statements for the detail of these amounts.

9.	Income Taxes
The Company recorded income tax expense of $78,001 (35.2% effective tax rate) and $120,643 (36.7% effective tax rate) during the three months ended March 31, 2017 and 2016, respectively. The decline in the effective tax rate was primarily due to changes in estimated electric vehicle tax credits.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $467 and $1,087 at March 31, 2017 and December 31, 2016, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.
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

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2017 and December 31, 2016, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2017	December 31, 2016
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$9,234	$10,134
Agreement with Bank of America	Servicer performance fee	10,814	9,797
Agreement with CBP	Loss-sharing payments	4,612	4,563
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	43,170	39,200

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $9,234 and $10,134 at March 31, 2017 and December 31, 2016, respectively, related to these obligations.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that the Company maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. The Company has not met these penetration rates at March 31, 2017. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to the Company's financial condition and results of operations.

Agreement with Bank of America
Until January 31, 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to sell up to $300,000 of eligible loans to the bank each month. On October 27, 2016, Bank of America notified the Company that it was terminating the flow agreement effective January 31, 2017, and accordingly, the flow agreement is terminated. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $10,814 and $9,797 at March 31, 2017 and December 31, 2016, respectively, related to this obligation.
Agreement with CBP
The Company has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. On June 25, 2015, the Company and CBP amended the flow agreement to reduce, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600,000 and a minimum of $250,000 per quarter to a maximum of $200,000 and a minimum of $50,000 per quarter, as may be adjusted according to the agreement. In January 2016, the Company executed an amendment to the servicing agreement with CBP which decreased the servicing fee the Company receives on loans sold to CBP by the Company under the flow agreement. On February 13, 2017, the Company and CBP entered into a mutual agreement to terminate the flow agreement effective May 1, 2017. The Company had accrued $4,612 and $4,563 at March 31, 2017 and December 31, 2016, respectively, related to the loss-sharing obligation.
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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, regulatory matter or other legal proceeding develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of March 31, 2017, the Company has accrued aggregate legal and regulatory liabilities of $43,170. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

The amended class action complaint in the Deka Lawsuit alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, the Company and the individual defendants moved to dismiss the amended class action complaint, and on June 13, 2016, the motion to dismiss was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes, on February 17, 2017, the Company filed an opposition to the plaintiffs' motion to certify the proposed classes, and on March 31, 2017, the plaintiffs filed their reply brief.

On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the Feldman Lawsuit). The Feldman Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s subprime auto lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

The amended class action complaint in the Parmelee Lawsuit alleges that the Company made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods in, among other public disclosures, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and the Company’s amended filings for prior reporting periods. The amended class action complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On March 14, 2017, the Company filed a motion to dismiss the Parmelee Lawsuit.

On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief.

The Company is also party to various lawsuits pending in federal and state courts alleging violations of state and federal consumer lending laws, including, without limitation, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Truth in Lending Act, wrongful repossession laws, usury laws and laws related to unfair and deceptive acts or practices. In general, these cases seek damages and equitable and/or other relief.

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

On March 21, 2017, the Company and SHUSA entered into a written agreement (the “2017 Written Agreement”) with the FRBB. Under the terms of the 2017 Written Agreement, the Company is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of SC’s management and operations.
In October 2014, May 2015, and July 2015 the Company received subpoenas and/or Civil Investigative Demands (CIDs) from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. The Company has been informed that these states will serve as an executive committee on behalf of a group of 28 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to the Company's underwriting and securitization of nonprime auto loans. The Company believes that several other companies in the auto finance sector have received similar subpoenas and CIDs. The Company is cooperating with the Attorneys General of the states involved. The Company believes that it is reasonably possible that it will suffer a loss related to the Attorneys General, however, any such loss is not currently estimable.

In August and September 2014, the Company also received civil subpoenas and/or CIDs from the Attorney General of Massachusetts (the Massachusetts AG) and Delaware Department of Justice (the Delaware DOJ) under the authority of each state’s consumer protection statutes requesting information and the production of documents related to our underwriting and securitizations of nonprime auto loans. On March 29, 2017, the Company entered into an Assurance of Discontinuance (AOD) with the Massachusetts AG and a Cease and Desist by Agreement (C&D) with the Delaware DOJ to settle allegations that it facilitated the origination of certain Massachusetts and Delaware loans that it knew - or should have known - were in violation of applicable state consumer protection laws. In the AOD, filed in the Superior Court of Suffolk County, State of Massachusetts, captioned In the Matter of Santander Consumer USA Holdings Inc., C.A. # 17-946E, the Company agreed to pay $16,300 to an independent trust for the benefit of eligible customers and $5,800 to the Commonwealth of Massachusetts. In the C&D, filed before the Consumer Protection Director of the Delaware Department of Justice, captioned In the Matter of Santander Consumer USA Holdings Inc., C.P.U. # 17-17-17001637, the Company agreed to pay $2,875 to an independent trust for the benefit of eligible customers and $1,025 to the State of Delaware. The Company also agreed to make certain changes to its business practices. Among other things, it agreed to enhance certain aspects of its dealer oversight and monitoring processes.

On January 10, 2017, the Attorney General of the State of Mississippi (the Mississippi AG) filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that the Company engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act and seeks unspecified civil penalties, equitable relief and other relief. On March 31, 2017, the Company filed motions to dismiss the Mississippi AG’s lawsuit.

On November 4, 2015, the Company entered into an AOD with the Massachusetts AG. The Massachusetts AG alleged that the Company violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of GAP charges in the calculation of finance charges. Among other things, the AOD requires the Company, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires the Company to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that the Company pay $150 to the Massachusetts AG to reimburse its costs of implementing the AOD.

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

Other commitments and contingencies
Agreements
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
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer's established credit limit. At March 31, 2017 and December 31, 2016, there was an outstanding balance under these lines of credit of $3,656 and $2,529, respectively, and a committed amount under these lines of credit of $3,656 and $2,920, respectively.
The Company committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2017 and December 31, 2016, the Company was obligated to purchase $11,281 and $12,634, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, the Company and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by the Company, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.
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
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were upward adjustments of zero and $836 for the three months ended March 31, 2017 and 2016, respectively.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2017, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
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
On March 31, 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200,000 in proceeds. On June 29, 2015, the Company and the third party executed an amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $275,000. On September 30, 2015, the Company and the third party executed a second amendment to the forward flow asset sale agreement, which required sales to occur quarterly. On November 13, 2015, the Company and the third party executed a third amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $350,000. However, any sale more than $275,000 is subject to a market price check. As of March 31, 2017 and December 31, 2016, the remaining aggregate commitment was $152,054 and $166,167, respectively.
Employment Agreements
Pursuant to the terms of a Separation Agreement among former CEO Thomas G. Dundon, the Company, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will owe Mr. Dundon a cash payment of up to $115,139 (Note 11).

Leases

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $2,739 and $2,950 for the three months ended March 31, 2017 and 2016, respectively. The remaining obligations under lease commitments at March 31, 2017 are as follows:

2017	$11,858
2018	12,781
2019	12,866
2020	13,074
2021	12,691
Thereafter	53,690
Total	$116,960

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines/letters of credit for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Line of credit agreement with Santander - New York Branch (Note 5)	$22,976	$20,273
Line of credit agreement with SHUSA (Note 5)	12,634	2,864
Accrued interest for affiliate lines/letters of credit at March 31, 2017 and December 31, 2016, was as follows:

	March 31, 2017	December 31, 2016
Line of credit agreement with Santander - New York Branch (Note 5)	$7,569	$6,297
Line of credit agreement with SHUSA (Note 5)	5,095	1,737
In August 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,465 and $1,578 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had $3,085 and $1,620 of related fees payable to Santander, respectively.
Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $5,936,700 and $7,259,400 at March 31, 2017 and December 31, 2016, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $10,637 and $15,092 at March 31, 2017 and December 31, 2016, respectively. Interest expense and mark-to-market adjustments on these agreements totaled $29 and $10,150 for the three months ended March 31, 2017 and 2016, respectively.
Originations
The Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. On April 15, 2016, the relationship management fee was replaced with an origination fee and annual renewal fee for each loan. The Company recognized $1,279 of relationship management fee income for the three months ended March 31, 2016 and recognized $600 and $306 of origination and renewal fee income, respectively, for the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the Company had origination and renewal fees receivable from SBNA of $320 and $552. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. Servicing fee expense under this agreement totaled $30 for the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the Company had $13 and $21, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of March 31, 2017 or December 31, 2016 for such advances.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $2,698 and $2,761 related to such originations as of March 31, 2017 and December 31, 2016, respectively.
The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to the Company in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of March 31, 2017 and December 31, 2016, the unamortized fee balance was $5,625 and $5,850, respectively. The Company recognized $225 of income related to the referral fee for the three months ended March 31, 2017 and 2016.
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $925 and $2,108 for the three months ended March 31, 2017 and 2016, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Total serviced portfolio	$495,885	$531,117
Cash collections due to owner	20,980	21,427
Servicing fees receivable	1,060	1,123

Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated/serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred $40 for these services during the three months ended March 31, 2017. As of March 31, 2017, the Company owed SBNA $197 related to these service obligations.
Flow Agreements
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company received an origination fee on all leases originated under this agreement and continues to service these vehicles leases. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. Servicing fee income recognized on leases serviced for SBNA totaled $1,393 and $1,549 for the three months ended March 31, 2017 and 2016, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Total serviced portfolio	$926,377	$1,297,317
Cash collections due to owner	303	78
Origination and servicing fees receivable	645	926
Revenue share reimbursement receivable	813	612

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby the Company indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, the Company established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and the Company, in the case of payments and sale proceeds. As of March 31, 2017 and December 31, 2016, the balance in the collateral account was $7,513 and $11,329, respectively. The Company recognized no indemnification expense for the three months ended March 31, 2017, and 2016. As of March 31, 2017 and December 31, 2016, the Company had a recorded liability of $2,691 related to the residual losses covered under the agreement.
Securitizations
On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (“MSPA”) with Santander, whereby it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company will provide servicing on all loans originated under this arrangement. For the three months ended March 31, 2017, the Company sold $700 million of loans under this agreement and recognized a loss of $2.7 million which is included in investment losses in the accompanying condensed consolidated financial statements. The Company had $37,467 of collections due to Santander as of March 31, 2017.
Employment Agreements
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
Also in connection with his departure, Mr. Dundon entered into a Separation Agreement with the Company, DDFS LLC, SHUSA and Santander. Subject to applicable regulatory approvals and law, the Separation Agreement provided, among other things, that Mr. Dundon’s outstanding stock options would remain exercisable until the third anniversary of his resignation, and subject to certain time limitations, Mr. Dundon would be permitted to exercise such options in whole, but not in part, and settle such options for a cash payment equal to the difference between the closing trading price of a share of Company common stock as of the date immediately preceding such exercise and the exercise price of such option. Mr. Dundon exercised this cash settlement option on July 2, 2015. The Separation Agreement also provided for the modification of terms for certain other equity-based awards (Note 14), subject to limitations of banking regulators and applicable law. The Separation Agreement also provided that Mr. Dundon would serve as a consultant to the Company for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required regulatory approvals.
As of March 31, 2017, the Company has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the condensed consolidated statement of income and comprehensive income in the period in which approval is obtained.

Also, in connection with, and pursuant to, the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander entered into an amendment to the Shareholders Agreement (the Second Amendment). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of Company Common Stock owned by DDFS LLC in accordance with the terms and conditions of the Shareholders Agreement, the definition of the term “Average Stock Price” to mean $26.83. Pursuant to the Separation Agreement, SHUSA was deemed to have delivered as of July 3, 2015 an irrevocable notice to exercise the call option with respect to all 34,598,506 shares of the Company's Common Stock owned by DDFS LLC and consummate the transactions contemplated by such call option notice, subject to the receipt of required bank regulatory approvals and any other approvals required by law (the "Call Transaction"). Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300,000 revolving loan which as of March 31, 2017 and December 31, 2016 had an unpaid principal balance of $290,000 and $290,000, respectively. Pursuant to the Loan Agreement, 29,598,506 shares of the Company’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the Pledge Agreement). Because the Call Transaction was not completed on or before the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company Common Stock ultimately sold in the Call Transaction. The Shareholder Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option. If consummated in full, SHUSA would pay DDFS LLC $928,278 plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

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

On April 17, 2017, the Loan Agreement matured and became due and payable with an unpaid principal balance of approximately $290,000 as of that date. Because the borrower failed to pay obligations under the Loan Agreement on April 17, 2017, the borrower is in default and is currently being charged the default interest rate as defined by the Loan Agreement. The Loan Agreement generally defines the default interest rate as the Base Rate plus 2%. The Base Rate as defined in the Loan Agreement is the higher of (i) the federal funds rate plus ½ of 1% or (ii) the prime rate, which is the annual rate of interest publicly announced by the New York Branch of Santander from time to time. As of April 21, 2017, the prime rate as announced by the New York Branch of Santander was 4%.

Other related-party transactions

As of March 31, 2017, Jason Kulas, a director of the Company and the Company's current CEO, Mr. Dundon, and a Santander employee who was a member of the Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended March 31, 2017 and 2016, the Company recorded $1,275 and $1,266, respectively, in lease expenses on this property. The Company subleases approximately13,000 square feet of its corporate office space to SBNA. For the three months ended March 31, 2017 and 2016, the Company recorded $41 in sublease revenue on this property. Future minimum lease payments over the remainder of the 12-year term of the lease, which extends through 2026, total $67,386.

The Company's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of March 31, 2017 and December 31, 2016, SCI had cash of $93,013 and $98,836, respectively, on deposit with Banco Santander Puerto Rico.

During 2015, Santander Investment Securities Inc. (SIS), an affiliated entity, purchased an investment of $2,000 in the Class A3 notes of CCART 2013-A, a securitization Trust formed by the Company in 2013. Although CCART 2013-A is not a consolidated entity of the Company, the Company continues to service the assets of the associated trust. SIS also serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended March 31, 2017 and 2016, totaled $150 and $100, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $21 and $24 for the three months ended March 31, 2017 and 2016, respectively.

The Company is party to an MSA with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. This cost method investment was carried at a value of zero in the Company's condensed consolidated balance sheets as of March 31, 2017, as it had been fully impaired. The MSA enables the Company to review point-of-sale credit applications of retail store customers. During the three months ending March 31, 2016, the Company did not originate any loans under the MSA and effective August 17,

2016, the Company ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generate rebates based on purchases made. As at March 31, 2017, the activities associated with the program were de minimis.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards whereby the holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares are considered to be participating securities.

The calculation of diluted EPS excludes 973,230 and 1,504,790 employee stock option awards for the three months ended March 31, 2017 and 2016, respectively, as the effect of those securities would be anti-dilutive.

The following table represents EPS numbers for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Earnings per common share
Net income	$143,427	$208,299
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	358,939	357,625
Weighted average number of participating restricted common shares outstanding (in thousands)	166	350
Weighted average number of common shares outstanding (in thousands)	359,105	357,975
Earnings per common share	$0.40	$0.58
Earnings per common share - assuming dilution
Net income	$143,427	$208,299
Weighted average number of common shares outstanding (in thousands)	359,105	357,975
Effect of employee stock-based awards (in thousands)	1,511	865
Weighted average number of common shares outstanding - assuming dilution (in thousands)	360,616	358,840
Earnings per common share - assuming dilution	$0.40	$0.58

13.	Fair Value of Financial Instruments
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	March 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$420,826	$420,826	$420,826	$—	$—
Finance receivables held for investment, net (b)	23,413,973	24,585,906	—	—	24,585,906
Restricted cash (a)	2,946,736	2,946,736	2,946,736	—	—
Total	$26,781,535	$27,953,468	$3,367,562	$—	$24,585,906
Liabilities:
Notes payable — credit facilities (c)	$4,958,638	$4,958,638	$—	$—	$4,958,638
Notes payable — secured structured financings (d)	23,666,666	23,814,779	—	14,927,192	8,887,587
Notes payable — related party (e)	2,850,000	2,850,000	—	—	2,850,000
Total	$31,475,304	$31,623,417	$—	$14,927,192	$16,696,225

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$160,180	$160,180	$160,180	$—	$—
Finance receivables held for investment, net (b)	23,456,506	24,630,599	—	—	24,630,599
Restricted cash (a)	2,757,299	2,757,299	2,757,299	—	—
Total	$26,373,985	$27,548,078	$2,917,479	$—	$24,630,599
Liabilities:
Notes payable — credit facilities (c)	$6,739,817	$6,739,817	$—	$—	$6,739,817
Notes payable — secured structured financings (d)	21,608,889	21,712,691	—	13,530,045	8,182,646
Notes payable — related party (e)	2,975,000	2,975,000	—	—	2,975,000
Total	$31,323,706	$31,427,508	$—	$13,530,045	$17,897,463

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

(c)
Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.

(d)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market observable prices and spreads for the Company's publicly traded debt and market observed prices of similar notes issued by the Company, or recent market transactions involving similar debt with similar credit risks, which are considered level 2 inputs. The estimated fair value of notes payable related to privately issued amortizing notes is calculated based on a combination of discounted cash flow analysis and market observable spreads for similar liabilities in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations, which are considered level 3 inputs.

(e)
Notes payable — related party — The carrying amount of notes payable to a related party is estimated to approximate fair value as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$96,813	$—	$96,813	$—
Due from affiliates — trading interest rate caps (a)	7,812	—	7,812	—
Other assets — cash flow hedging interest rate swaps (a)	50,535	—	50,535	—
Due from affiliates — cash flow hedging interest rate swaps (a)	6,330	—	6,330	—
Other assets — trading interest rate swaps (a)	1,422	—	1,422	—
Due from affiliates — trading interest rate swaps (a)	1,864	—	1,864	—
Other liabilities — trading options for interest rate caps (a)	96,880	—	96,880	—
Due to affiliates — trading options for interest rate caps (a)	7,812	—	7,812	—
Other liabilities — cash flow hedging interest rate swaps (a)	220	—	220	—
Due to affiliates — cash flow hedging interest rate swaps (a)	74	—	74	—
Other liabilities — trading interest rate swaps (a)	14	—	14	—
Due to affiliates — trading interest rate swaps (a)	13	—	13	—
Other liabilities — total return settlement (a,b)	31,123	—	—	31,123
Retail installment contracts acquired individually (c)	30,652	—	—	30,652

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$68,676	$—	$68,676	$—
Due from affiliates — trading interest rate caps (a)	7,593	—	7,593	—
Other assets — cash flow hedging interest rate swaps (a)	41,471	—	41,471	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,080	—	4,080	—
Other assets — trading interest rate swaps (a)	783	—	783	—
Due from affiliates — trading interest rate swaps (a)	1,292	—	1,292	—
Other liabilities — trading options for interest rate caps (a)	68,688	—	68,688	—
Due to affiliates — trading options for interest rate caps (a)	7,593	—	7,593	—
Other liabilities — cash flow hedging interest rate swaps (a)	482	—	482	—
Due to affiliates — cash flow hedging interest rate swaps (a)	451	—	451	—
Other liabilities — trading interest rate swaps (a)	42	—	42	—
Due to affiliates — trading interest rate swaps (a)	95	—	95	—
Other liabilities — total return settlement (a,b)	30,618	—	—	30,618
Retail installment contracts acquired individually (c)	24,495	—	—	24,495

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

(b)
The significant unobservable inputs for total return settlement derivative contracts used in the fair value measurement of the Company's liabilities are discount percentages, which are based on comparable financial instruments.

(c)
For certain retail installment contracts reported in finance receivables held for investment, net, the Company has elected the fair value option. The fair values of the retail installment contracts are estimated using a DCF model. When estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding of debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investment are classified as Level 3. Changes in the fair value are recorded in investment gains (losses), net in the condensed consolidated statement of income.

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance — beginning of period	$24,495	$6,770
Additions / issuances	13,331	—
Net collection activities	(10,113)	(3,924)
Transfers to held for sale	(12)	—
Gains recognized in earnings	2,951	1,293
Balance — end of period	$30,652	$4,139
The following table presents the changes in the total return settlement balance, which is classified as Level 3, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance — beginning of period	$30,618	$53,432
Losses recognized in earnings	505	1,316
Settlements	—	(955)
Balance — end of period	$31,123	$53,793
The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2017 and 2016. There were no amounts transferred into or out of Level 3 during the three months ended and March 31, 2017 and 2016.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets that are measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense
Other assets — vehicles (a)	$314,960	$—	$314,960	$—	$—
Personal loans held for sale (b)	$979,103	$—	$—	$979,103	$64,639
Retail installment contracts held for sale (c)	$876,916	$—	$—	$876,916	$1,482
Auto loans impaired due to bankruptcy (d)	$54,929	$—	$54,929	$—	$23,600

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense
Other assets — vehicles (a)	$257,382	$—	$257,382	$—	$—
Personal loans held for sale (b)	$1,077,600	$—	$—	$1,077,600	$414,703
Retail installment contracts held for sale (c)	$1,045,815	$—	$—	$1,045,815	$8,913

(a)	The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.

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

(c)
The estimated fair value is calculated based on a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including expected default rates, prepayment rates, recovery rates, and discount rates reflective of the cost of funds and appropriate rate of returns.

(d)
For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices.

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
Compensation expense related to the 583,890 shares of restricted stock the Company has issued to certain executives is recognized over a five-year vesting period, with $178 and $858 recorded for the three months ended March 31, 2017 and 2016, respectively.
A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	4,295,830	$12.70	5.6	$12,982
Granted	—	—	—	—
Exercised	(263,703)	9.38	—	1,202
Expired	(60,768)	9.63	—	—
Forfeited	(443,617)	10.05	—	—
Options outstanding at March 31, 2017 (a)	3,527,742	13.34	5.5	—
Options exercisable at March 31, 2017	2,953,556	$11.59	5.1	$5,122
(a) The stock options outstanding at March 31, 2017 had aggregate intrinsic values of zero as the aggregate exercise price was greater than the aggregate market value.

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Such RSUs were granted during the three months ended March 31, 2017. Under the Company's Omnibus Incentive Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three or five years. The Company also has granted certain officers RSUs that vest over either a three or five year period, with vesting dependent on Banco Santander performance over that time. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date.
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
Treasury Stock
The Company had 94,595 shares of treasury stock outstanding, with a cost of $1,600, as of March 31, 2017 and December 31, 2016. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the Company. Additionally, 91,441 shares were withheld to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Beginning balance, unrealized gains (losses) on cash flow hedges	$28,259	$2,125
Other comprehensive income (loss) before reclassifications	9,900	(45,762)
Amounts reclassified out of accumulated other comprehensive income (loss) (a)	(2,655)	7,572
Ending balance, unrealized losses on cash flow hedges	$35,504	$(36,065)

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2017 and 2016 consist of the following:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$(4,240)	Interest expense	$12,082	Interest expense
Tax expense (benefit)	1,585		(4,510)
Net of tax	$(2,655)		$7,572
Dividend Restrictions
The Company is restricted from declaring or paying any future dividends, or making any capital distribution, until such time as the FRBB issues a written non-objection to a revised capital plan submitted by SHUSA or the FRBB otherwise issues its written non-objection to the payment of a dividend by the Company. For a more detailed description of these dividend restrictions, refer to the 2016 Annual Report on Form 10-K under Item 1 - Business - Dividend Restrictions.

16.	Investment Losses, Net
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
Investment losses, net was comprised of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Gain (loss) on sale of loans and leases	$(10,882)	$1,608
Lower of cost or market adjustments	(66,121)	(64,213)
Other gains, losses and impairments, net	604	(6,451)
	$(76,399)	$(69,056)

The lower of cost or market adjustments for the three months ended March 31, 2017 and 2016 included $116,641 and $101,347 in customer default activity, respectively, and net favorable adjustments of $50,520 and $37,134, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports and other information regarding the Company at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of March 31, 2017, approximately 58.7%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to motorcycles, RVs, and marine vehicles. The Consumer Finance segment also includes personal loan and point-of-sale financing operations.

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
Under the terms of the Chrysler Agreement, the parties agreed to certain standards, including the Company meeting specified penetration rates that escalate over the first five years, and FCA treating the Company in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its obligations under the agreement could result in the agreement being terminated. The targeted and actual penetration rates under the terms of the Chrysler Agreement are as follows:

	Program Year (a)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	19%	—

(a)	Program years run from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.

(b)
Actual penetration rates shown for Program Year 1, 2 and 3 are as of April 30, 2014, 2015 and 2016, respectively, the end date of each of those Program Years. Actual penetration rate shown for Program Year 4, which ends April 30, 2017, is as of March 31, 2017.

The target penetration rate as of April 30, 2016 (the end of the third year of the Chrysler Agreement) was 54%, and the target penetration rate as of April 30, 2017 is 64%. The Company's actual penetration rate as of March 31, 2017 was 19% due to the competitive landscape and low interest rates causing its subvented loan offers not to be materially more attractive than other lenders' offers. While the Company has not achieved the target penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, the Company continues to work with FCA to improve penetration rates, and it remains committed to the Chrysler Agreement.
The Company has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. The Company has partnered with FCA to roll out two pilot programs, including a dealer rewards program and a nonprime subvention program. During the three months ended March 31, 2017, the Company originated $1.6 billion in Chrysler Capital loans which represented 42% of total retail installment contract originations, with an approximately even share between prime and non-prime, as well as more than $1.6 billion in Chrysler Capital leases. Since its May 1, 2013, launch, Chrysler Capital has originated $40.1 billion in retail loans and $19.2 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of March 31, 2017, the Company's auto retail installment contract portfolio consisted of $7.1 billion of Chrysler Capital loans which represents 31% of the Company's auto retail installment contract portfolio.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it has provided personal loans, private-label credit cards and other consumer finance products. In October 2015, the Company announced its planned exit from the personal lending business.
The Company has dedicated financing facilities in place for its Chrysler Capital business. The Company periodically sells consumer retail installment contracts through these flow agreements, and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer retail installment contracts. The Company also periodically enters into bulk sales of consumer vehicle leases with a third party. The Company typically retains servicing of loans and leases sold or securitized, and may also retain some residual risk in sales of leases. The Company has also entered into an agreement with a third party whereby the Company will periodically sell charged-off loans.
Economic and Business Environment
The U.S. economy has continued its slow-paced recovery into 2017. According to the Bureau of Labor Statistics, the unemployment rate has declined slightly to 4.5% during the three months ending March 31, 2017 from 4.7% as of December 31, 2016. In March 2017, the Federal Reserve raised its federal funds rate by 25 basis points, to 75 - 100 basis points. The increase in interest rates indicates that the economy continues to strengthen. The Federal Reserve has signaled that it will gradually increase the federal funds rate to maintain its objective of maximum employment and two percent inflation. The energy sector has stabilized after the market for oil bottomed out in January 2016 and has since continued to recover throughout the year.
The following table shows the percentage of unpaid principal balance on the Company's retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $27,285,930 and $27,358,147 at March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017	December 31, 2016
	Retail Installment Contracts Held for Investment
Texas	16%	17%
Florida	13%	13%
California	9%	10%
Georgia	6%	5%
North Carolina	4%	4%
Illinois	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
Louisiana	3%	3%
Ohio	2%	2%
Other states	36%	35%
	100%	100%

Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the FTC, the DOJ and by regulatory agencies in each state in which the Company is licensed. In addition, the Company is directly and indirectly, through its relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the European Central Bank, and the Federal Reserve, which have the ability to limit certain of the Company's activities, such as the timing and amount of dividends and certain transactions that the Company might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Company's growth.
Regulation AB II
On August 27, 2014, the Commission unanimously voted to adopt final rules known as Regulation AB II, that, among other things, expanded disclosure requirements and modified the offering and shelf registration process. All offerings of publicly registered ABS and all reports under the Exchange Act for outstanding publicly registered ABS must comply with the new rules and disclosures on or after November 23, 2015, except asset-level disclosures. These rules affect the Company's public securitization platform. Compliance with the new rules regarding asset-level disclosures is required for all offerings of publicly registered ABS on or after November 23, 2016. The Company must comply with these rules, which affects the Company's public securitization platform.
The Dodd-Frank Act also included risk retention requirements. In 2014, six federal agencies approved a final rule implementing these requirements. The rule generally requires securitization sponsors, either directly, or through a majority owned affiliate, to retain not less than five percent of the credit risk of the assets collateralizing an ABS issuance. For most securitizations, risk retention may take any of three forms provided by the so-called "standard" approach: (1) an “eligible vertical interest” (which consists of at least 5% of each class of "ABS interests" issued in the securitization), (2) an “eligible horizontal residual interest” (which consists of a residual interest equal to at least 5% of the fair value of all “ABS interests” issued in the securitization) or (3) combined (which consists of holding a combination, in any proportion, of the vertical and horizontal methods of risk retention totaling 5% (the “Required Credit Risk”).
The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. In general, a sponsor is prohibited from transferring or hedging the Required Credit Risk, other than to a majority-owned affiliate, or pledging the Required Credit Risk other than in connection with a full-recourse financing. The hedging prohibitions generally require that neither the sponsor nor any affiliate may enter into any transaction or agreement if payments on a related financial instrument, derivative or other position are materially related to the credit risk of the Required Credit Risk, if the position would in any way limit the financial exposure of the sponsor to the Required Credit Risk. Sponsors may not hedge or transfer the Required Credit Risk until the later of a) two years after the closing date of the securitization transaction b) the date on which the total unpaid principal balance of the securitized assets have been reduced to 33% of the cut-off date unpaid principal balance of the securitized assets, and c) the date on which the unpaid principal obligations of the ABS interests issued in the securitization transaction have been reduced to 33% of the total unpaid principal obligations of the ABS interests at closing of the securitization. Compliance with the risk retention rules was required with respect to offerings of ABS (other than ABS collateralized by residential mortgages) beginning December 24, 2016. The Company has retained the Required Credit Risk in all securitizations completed after December 24, 2016. The Company holds Required Credit Risk in the form of both “eligible horizontal interests” and “eligible vertical interests.” In transactions in which the Company’s Required Credit Risk is held in the form of an “eligible horizontal interest”, it is subject to the first losses on the transaction. In both cases, the Required Credit Risk is illiquid which may make it more difficult to meet our liquidity needs, which may materially and adversely affect our business and financing conditions.
Additional legal and regulatory matters affecting the Company's activities are further discussed in Part I, Item 1A - Risk Factors of the 2016 Annual Report on Form 10-K.
How the Company Assesses its Business Performance

Net income, and the associated return on assets and equity, are the primary metrics by which the Company judges the performance of its business. Accordingly, the Company closely monitors the primary drivers of net income:

•
Net financing income — The Company tracks the spread between the interest and finance charge income earned on assets and the interest expense incurred on liabilities, and continually monitors the components of its yield and cost of funds. In addition, external rate trends, including the Treasury swap curve and spot and forward rates are monitored.

•
Net credit losses — The Company performs net credit loss analysis at the vintage level for individually acquired retail installment contracts, loans and leases, and at the pool level for purchased portfolios, enabling it to pinpoint drivers of any unusual or unexpected trends. The Company also monitors its recovery rates as well as industry-wide rates. Additionally, because delinquencies are an early indicator of future net credit losses, the Company analyzes delinquency trends, adjusting for seasonality, to determine if the Company's loans are performing in line with original estimations. The net credit loss analysis does not include considerations of the Company's estimated allowance for credit losses.

•
Other income — The Company's flow agreements in connection with the Chrysler Agreement have resulted in a large portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. The Company monitors the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of the Company's personal lending portfolio as held for sale upon the decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of other income (losses).

•
Operating expenses — The Company assesses its operational efficiency using the cost-to-managed assets ratio. The Company performs extensive analysis to determine whether observed fluctuations in operating expense levels indicate a trend or are the nonrecurring impact of large projects. The operating expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist the Company in assessing profitability by pool and vintage.

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on the Company's earnings, the Company also closely monitors origination and sales volume along with APR and discounts (including subvention and net of dealer participation).

First Quarter 2017 Summary of Results
Key highlights of the Company's performance in the first quarter of 2017 included:

•	Originations of $5.4 billion, down 21% from $6.8 billion originated in the same quarter in 2016;

•	Core retail auto originations of $2.2 billion, down 16% in the same quarter in 2016

•	Total Chrysler Capital originations of $3.2 billion, down 23% in the same quarter in 2016

•	Net finance and other interest income of $1.1 billion, down 8% compared to the same quarter in 2016;

•	Return on average assets of 1.5%;

•	Average managed assets of $51.2 billion, down 3% compared to the same quarter in 2016;

•	Common equity tier 1 (CET1) ratio of 13.8%, up 170 bps compared to the same quarter in 2016;

•	Execution of the Banco Santander Master Securities Purchase Agreement - $700 million inaugural transaction; and

•	Issuance of $3.1 billion in securitizations.
Recent Developments and Other Factors Affecting The Company's Results of Operations
Personal Lending
As a result of the strategic evaluation of its personal lending portfolio, in the third quarter of 2015, the Company began reviewing strategic alternatives for exiting the personal loan portfolios. On February 1, 2016, the Company completed the sale of substantially all LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of $869 million as of the date of the sale.
The Company's other significant personal lending relationship is with Bluestem. The Company continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in the Company's condensed consolidated financial statements. Accordingly, the Company has recorded $64 million year-to-date in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. The Company is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $1.0 billion at March 31, 2017.
Securitizations
On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company will provide servicing on all loans originated under this arrangement. For the three months ended March 31, 2017, the Company sold $700 million of loans under this agreement.
Dividend Restrictions
The Company is restricted from declaring or paying any future dividends, or making any capital distribution, until such time as the FRBB issues a written non-objection to a revised capital plan submitted by SHUSA or the FRBB otherwise issues its written non-objection to the payment of a dividend by the Company. For a more detailed description of these dividend restrictions, refer to the 2016 Annual Report on Form 10-K under Item 1 - Business - Dividend Restrictions.

Volume
The Company's originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$3,185,373	$4,418,930
Average APR	17.0%	15.3%
Average FICO® (a)	593	601
Discount	0.4%	0.6%

Personal loans	$—	$9
Average APR	—	24.9%

Leased vehicles	$1,600,659	$1,617,080

Capital lease	$1,177	$1,853
Total originations retained	$4,787,209	$6,037,872

Sold Originations
Retail installment contracts	$601,205	$743,873
Average APR	5.8%	2.5%
Average FICO® (b)	727	761

Total originations	$5,388,414	$6,781,745

(a)
Unpaid principal balance excluded from the weighted average FICO score is $443 million and $813 million for the three months ended March 31, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $40 million and $198 million, respectively, were commercial loans.

(b)
Unpaid principal balance excluded from the weighted average FICO score is $80 million and $97 million for the three months ended March 31, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $31 million and zero, respectively, were commercial loans.

The Company's originations of individually acquired retail installment contracts and leases by vehicle type during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
	(Dollars amounts in thousands)
Retail installment contracts
Car	$1,658,618	43.8%	$2,261,437	43.8%
Truck and utility	1,869,235	49.4%	2,563,945	49.7%
Van and other (a)	258,725	6.8%	337,421	6.5%
	$3,786,578	100.0%	$5,162,803	100.0%

Leased vehicles
Car	$300,896	18.8%	$132,134	8.2%
Truck and utility	1,177,079	73.5%	1,309,127	81.0%
Van and other (a)	122,684	7.7%	175,819	10.8%
	$1,600,659	100.0%	$1,617,080	100.0%

Total originations by vehicle type
Car	$1,959,514	36.4%	$2,393,571	35.3%
Truck and utility	3,046,314	56.5%	3,873,072	57.1%
Van and other (a)	381,409	7.1%	513,240	7.6%
	$5,387,237	100.0%	$6,779,883	100.0%
(a)    Other primarily consists of commercial vehicles.
The Company's asset sales for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollar amounts in thousands)
Retail installment contracts	$930,590	$859,955
Average APR	5.9%	2.4%
Average FICO®	726	764

Personal loans	$—	$869,349
Average APR	—	17.9%
Total asset sales	$930,590	$1,729,304

The Company's portfolio of retail installment contracts held for investment and leases by vehicle type as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	(Dollars amounts in thousands)
Retail installment contracts
Car	$14,698,306	53.9%	$14,835,303	54.2%
Truck and utility	11,083,416	40.6%	10,967,816	40.1%
Van and other (a)	1,504,208	5.5%	1,555,028	5.7%
	$27,285,930	100.0%	$27,358,147	100.0%

Leased vehicles
Car	$1,338,205	13.3%	1,213,371	12.6%
Truck and utility	7,752,193	77.2%	7,447,718	77.5%
Van and other (a)	957,176	9.5%	951,864	9.9%
	$10,047,574	100.0%	$9,612,953	100.0%

Total by vehicle type
Car	$16,036,511	42.9%	16,048,674	43.4%
Truck and utility	18,835,609	50.5%	18,415,534	49.8%
Van and other (a)	2,461,384	6.6%	2,506,892	6.8%
	$37,333,504	100.0%	$36,971,100	100.0%
(a)    Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted dealer discount of the Company's held for investment portfolio as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(Dollar amounts in thousands)
Retail installment contracts (a)	$27,285,930	$27,358,147
Average APR	16.5%	16.4%
Discount	1.8%	2.3%

Personal loans	$15,412	$19,361
Average APR	32.9%	31.5%

Receivables from dealers	$70,377	$69,431
Average APR	5.1%	4.9%

Leased vehicles	$10,047,574	$9,612,953

Capital leases	$27,759	$31,872

(a)
Of this balance as of March 31, 2017, $2.9 billion, $9.1 billion, $7.8 billion, and $3.8 billion was originated during the three months ended March 31, 2017, and the years ended 2016, 2015, and 2014, respectively.

The Company records interest income from individually acquired retail installment contracts, personal loans, and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which the Company continues to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which the Company continues to accrue interest until the loan becomes more than 90 days past due. The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method.

The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding. For individually acquired retail installment contracts, personal loans, capital leases, and receivables from dealers, the Company also establishes a credit loss allowance for the estimated losses inherent in the portfolio. The Company estimates probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions. For loans within these portfolios that are classified as TDRs, impairment is generally measured based on the present value of expected future cash flows discounted at the original effective interest rate. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell.

The Company classifies most of its vehicle leases as operating leases. The Company records the net capitalized cost of each lease as an asset, which is depreciated straight-line over the contractual term of the lease to the expected residual value. Lease payments due from customers are recorded as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The Company resumes and reinstates the accrual if a delinquent account subsequently becomes 60 days or less past due. The Company amortizes subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease straight-line over the contractual term of the lease.
Historically, the Company's primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools during the three months ended March 31, 2017 and 2016. However, during the three months ended March 31, 2017 and 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $152,208 and zero, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company's existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended
	March 31, 2017	March 31, 2016
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	$1,104,672	$1,166,200
Interest on purchased receivables portfolios	11,144	21,329
Interest on receivables from dealers	921	998
Interest on personal loans	92,449	97,668
Interest on finance receivables and loans	1,209,186	1,286,195
Net leased vehicle income	128,062	108,432
Other finance and interest income	3,825	3,912
Interest expense	227,089	184,735
Net finance and other interest income	1,113,984	1,213,804
Provision for credit losses on individually acquired retail installment contracts	629,097	663,126
Increase (decrease) in impairment related to purchased receivables portfolios	—	(1,896)
Provision for credit losses on receivables from dealers	10	487
Provision for credit losses on personal loans	7,975	—
Provision for credit losses on capital leases	(2,069)	(1,547)
Provision for credit losses	635,013	660,170
Profit sharing	7,945	11,394
Other income	55,480	77,558
Operating expenses	305,078	290,856
Income before tax expense	221,428	328,942
Income tax expense	78,001	120,643
Net income	$143,427	$208,299
Share Data
Weighted-average common shares outstanding
Basic	359,105,050	357,974,890
Diluted	360,616,032	358,840,322
Earnings per share
Basic	$0.40	$0.58
Diluted	$0.40	$0.58
Balance Sheet Data
Finance receivables held for investment, net	$23,444,625	$23,961,903
Finance receivables held for sale, net	1,856,019	2,322,661
Goodwill and intangible assets	106,331	107,971
Total assets	39,061,940	37,768,959
Total borrowings	31,475,304	31,505,228
Total liabilities	33,642,942	33,164,220
Total equity	5,418,998	4,604,739
Allowance for credit losses	3,453,075	3,337,490

	Three Months Ended
	March 31, 2017	March 31, 2016
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$598,933	$540,313
Charge-offs, net of recoveries, on purchased receivables portfolios	353	(24)
Charge-offs, net of recoveries, on receivables from dealers	—	—
Charge-offs, net of recoveries, on personal loans	3,458	—
Charge-offs, net of recoveries, on capital leases	1,314	2,471
Total charge-offs, net of recoveries	604,058	542,760
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	1,044,288	852,863
End of period personal loans delinquent principal over 60 days	169,429	153,608
End of period delinquent principal over 60 days, loans held for investment	1,049,030	864,433
End of period assets covered by allowance for credit losses	27,188,404	27,719,697
End of period gross individually acquired retail installment contracts held for investment	27,074,856	27,588,943
End of period gross personal loans	1,414,313	1,401,160
End of period gross finance receivables and loans held for investment	27,371,719	27,981,142
End of period gross finance receivables, loans, and leases held for investment	37,447,052	36,280,402
Average gross individually acquired retail installment contracts held for investment	27,089,438	27,065,426
Average gross personal loans held for investment	17,610	9,128
Average gross individually acquired retail installment contracts	28,200,907	28,319,861
Average gross purchased receivables portfolios	220,786	337,180
Average gross receivables from dealers	70,165	76,415
Average gross personal loans	1,488,665	1,727,635
Average gross capital leases	30,599	60,003
Average gross finance receivables and loans	30,011,122	30,521,094
Average gross finance receivables, loans, and leases	39,860,199	38,292,053
Average managed assets	51,229,729	52,961,885
Average total assets	38,910,193	37,112,650
Average debt	31,553,342	30,948,314
Average total equity	5,325,581	4,491,317
Ratios
Yield on individually acquired retail installment contracts	15.7%	16.5%
Yield on purchased receivables portfolios	20.2%	25.3%
Yield on receivables from dealers	5.3%	5.2%
Yield on personal loans (1)	24.8%	22.6%
Yield on earning assets (2)	13.5%	14.6%
Cost of debt (3)	2.9%	2.4%
Net interest margin (4)	11.2%	12.7%
Expense ratio (5)	2.4%	2.2%
Return on average assets (6)	1.5%	2.2%
Return on average equity (7)	10.8%	18.6%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.8%	7.6%
Net charge-off ratio on purchased receivables portfolios (8)	0.6%	—
Net charge-off ratio on personal loans (8)	78.5%	—
Net charge-off ratio (8)	8.8%	7.5%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	3.9%	3.1%
Delinquency ratio on personal loans, end of period (9)	12.0%	11.0%
Delinquency ratio on loans held for investment, end of period (9)	3.8%	3.1%
Equity to assets ratio (10)	13.9%	12.2%
Tangible common equity to tangible assets (10)	13.6%	11.9%
Allowance ratio (11)	12.7%	12.0%
Common Equity Tier 1 capital ratio (12)	13.8%	12.1%

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

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio. Effective as of September 30, 2016, the Company records the charge-off activity for certain personal loans within the provision for credit losses due to the reclassification of these loans from held for sale to held for investment.

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period gross balance of the respective portfolio, excludes capital leases

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company's capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
	(Dollar amounts in thousands)
Total equity	$5,418,998	$4,604,739
Deduct: Goodwill and intangibles	106,331	107,971
Tangible common equity	$5,312,667	$4,496,768

Total assets	$39,061,940	$37,768,959
Deduct: Goodwill and intangibles	106,331	107,971
Tangible assets	$38,955,609	$37,660,988

Equity to assets ratio	13.9%	12.2%
Tangible common equity to tangible assets	13.6%	11.9%

(11)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(12)	"Common Equity Tier 1 Capital ratio" is a non-GAAP ratio defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	Three Months Ended
	March 31, 2017	March 31, 2016
Total equity	$5,418,998	$4,604,739
Deduct: Goodwill and other intangible assets, net of deferred tax liabilities	182,156	201,684
Deduct: Accumulated other comprehensive income, net	35,504	(36,065)
Tier 1 common capital	$5,201,338	$4,439,120
Risk weighted assets (b)	$37,799,513	$36,691,264
Common Equity Tier 1 capital ratio	13.8%	12.1%

(a)	CET1 is calculated under Basel III regulations required as of January 1, 2015.

(b)
Under the banking agencies' risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company's total Risk weighted assets.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended March 31,
	2017			2016
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,200,907	$1,104,672	15.7%	$28,319,861	$1,166,200	16.5%
Purchased receivables	220,786	11,144	20.2%	337,180	21,329	25.3%
Receivables from dealers	70,165	921	5.3%	76,415	998	5.2%
Personal loans	1,488,665	92,449	24.8%	1,727,635	97,668	22.6%
Capital lease receivables	30,599	1,468	19.2%	60,003	3,912	26.1%
Finance receivables held for investment, net	30,011,122	1,210,654	16.1%	30,521,094	1,290,107	16.9%
Leased vehicles, net	9,849,077	128,062	5.2%	7,770,959	108,432	5.6%
Other assets	2,480,715	2,357	0.4%	2,083,345	—	—
Allowance for credit losses	(3,430,721)	—	—	(3,262,748)	—	—
Total assets	$38,910,193	$1,341,073		$37,112,650	$1,398,539
Liabilities and equity
Liabilities:
Notes payable	$31,553,342	$227,089	2.9%	$30,948,314	$184,735	2.4%
Other liabilities	2,022,763	—	—	1,673,019	—	—
Total liabilities	33,576,105	227,089		32,621,333	184,735

Total stockholders' equity	5,325,581	—		4,491,317	—
Total liabilities and equity	$38,901,686	$227,089		$37,112,650	$184,735

Results of Operations
The following table presents the Company's results of operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,209,186	$1,286,195
Leased vehicle income	418,233	329,792
Other finance and interest income	3,825	3,912
Total finance and other interest income	1,631,244	1,619,899
Interest expense	227,089	184,735
Leased vehicle expense	290,171	221,360
Net finance and other interest income	1,113,984	1,213,804
Provision for credit losses	635,013	660,170
Net finance and other interest income after provision for credit losses	478,971	553,634
Profit sharing	7,945	11,394
Net finance and other interest income after provision for credit losses and profit sharing	471,026	542,240
Total other income	55,480	77,558
Total operating expenses	305,078	290,856
Income before income taxes	221,428	328,942
Income tax expense	78,001	120,643
Net income	$143,427	$208,299

Net income	$143,427	$208,299
Change in unrealized gains (losses) on cash flow hedges, net of tax	7,245	(38,190)
Comprehensive income	$150,672	$170,109

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,104,672	$1,166,200	$(61,528)	(5)%
Income from purchased receivables portfolios	11,144	21,329	(10,185)	(48)%
Income from receivables from dealers	921	998	(77)	(8)%
Income from personal loans	92,449	97,668	(5,219)	(5)%
Total interest on finance receivables and loans	$1,209,186	$1,286,195	$(77,009)	(6)%

Income from individually acquired retail installment contracts decreased $62 million, or 5%, from the three months ended March 31, 2016 to the three months ended March 31, 2017, greater than the 0.4% decline in the average outstanding balance of portfolio primarily due to a mix shift in the portfolio towards higher credit quality assets with lower yields and lower interest income accruals for specific categories of loans classified as TDRs.

Income from purchased receivables portfolios decreased $10 million, or 48%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012. The average balance of the portfolios decreased from $337 million from the three months ended March 31, 2016 to $221 million for the three months ended March 31, 2017.
Income from personal loans decreased $5 million, or 5%, from the three months ended March 31, 2016 to the three months ended March 31, 2017, less than the 13.8% decrease in the average outstanding portfolio, as the sale of the LendingClub loans in February 2016 left only higher-yielding revolving loan portfolio. The average balance of the portfolios decreased from $1.7 billion from the three months ended March 31, 2016 to $1.5 billion for the three months ended March 31, 2017.
Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$418,233	$329,792	$88,441	27%
Leased vehicle expense	290,171	221,360	68,811	31%
Leased vehicle income, net	$128,062	$108,432	$19,630	18%

Leased vehicle income and expense increased significantly in the three months ended March 31, 2017 when compared to the same period in 2016, due to the continual growth in the portfolio since the launch of Chrysler Capital in 2013.
Interest Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$222,269	$169,263	$53,006	31%
Interest expense on derivatives	4,820	15,472	(10,652)	(69)%
Total interest expense	$227,089	$184,735	$42,354	23%
Interest expense on notes payable increased $53 million, or 31%, from the three months ended March 31, 2016 to the three months ended March 31, 2017, higher than the growth in average debt outstanding of 2% for the respective periods. The cost of funds has increased due to higher market rates and wider spreads.

Interest expense on derivatives decreased $11 million, or 69%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily due to a favorable mark-to-market based on interest rate changes in 2017.

Provision for Credit Losses

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$629,097	$663,126	$(34,029)	(5)%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	—	(1,896)	1,896	(100)%
Provision for credit losses on receivables from dealers	10	487	(477)	(98)%
Provision for credit losses on personal loans	7,975	—	7,975	—%
Provision for credit losses on capital leases	(2,069)	(1,547)	(522)	34%
Provision for credit losses	$635,013	$660,170	$(25,157)	(4)%
Provision for credit losses on individually acquired retail installment contracts decreased $34 million, or 5%, from the three months ended March 31, 2016 to the three months ended March 31, 2017, primarily due to a lower build of the allowance for credit losses as a result of the decline in originations during the three months ended March 31, 2017, as compared to the same period in 2016. This is partially offset by the increases in charge-offs which were primarily attributable to portfolio aging and mix shift, lower realized recovery rates, and less benefit from bankruptcy sales.
Provision for credit losses on personal loans increased to $8 million for the three months ended March 31, 2017, due to the reclassification of personal loans from held for sale to held for investment effective as of the end on the third quarter of 2016. Balance is comprised of $4.5 million build in the allowance for credit losses and $3.5 million in charge-offs.
Profit Sharing

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$7,945	$11,394	$(3,449)	(30)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing with Bluestem decreased in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to amendments to the agreement governing the profit sharing calculation, including an increase in the percentage of profit retained by the Company. This effect was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio.
Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(76,399)	$(69,056)	$7,343	11%
Servicing fee income	31,684	44,494	(12,810)	(29)%
Fees, commissions, and other	100,195	102,120	(1,925)	(2)%
Total other income	$55,480	$77,558	$(7,392)	(10)%
Average serviced for others portfolio	$11,368,726	$14,669,832	$(3,301,106)	(23)%

Investment losses, net increased by $7.3 million, or 11%, for three months ended March 31, 2017 compared to the same period in 2016. Investment losses, net for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Gain (loss) on sale of loans and leases	$(10,882)	$1,608
Lower of cost or market adjustments	(66,121)	(64,213)
Other gains, losses and impairments, net	604	(6,451)
	$(76,399)	$(69,056)
Gain (loss) on sale of loans and leases changed from a $1.6 million gain during the three months ended March 31, 2016 to a $10.9 million loss during the three months ended March 31, 2017. This change was driven primarily by the losses recognized from off-balance sheet securitizations and flow agreements.
Lower of cost or market adjustments for the three months ended March 31, 2017 included $117 million in customer defaults and net favorable adjustments of $51 million related to changes in the unpaid principal balance on the personal lending portfolio. This compares to a lower of cost or market adjustments of $64 million on the personal lending portfolio during the three months ending March 31, 2016, which included $101 million in customer defaults and $37 million relating to other changes in the unpaid principal balance and market value of the held for sale portfolio.
The Company records servicing fee income on loans that it service but do not own and do not report on its balance sheet. Servicing fee income decreased $13 million, or 29%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to the decline in the Company's serviced portfolio. The serviced for others portfolio as of March 31, 2017 and 2016 was as follows:

	March 31,
	2017	2016
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$1,162,231	$653,186
SBNA leases	926,377	1,964,315
Total serviced for related parties	2,088,608	2,617,501
Chrysler Capital securitizations	2,188,452	2,365,339
Other third parties	6,738,004	9,251,693
Total serviced for third parties	8,926,456	11,617,032
Total serviced for others portfolio	$11,015,064	$14,234,533
Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$136,262	$119,842	$16,420	14%
Repossession expense	71,299	73,545	(2,246)	(3)%
Other operating costs	97,517	97,469	48	—%
Total operating expenses	$305,078	$290,856	$14,222	5%
Compensation expense increased $16 million, or 14%, from the three months ended March 31, 2016 to the three months ended March 31, 2017, primarily due to the increase in severance expenses related to efficiency efforts and continued investment in compliance and control functions.

Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$78,001	$120,643	$(42,642)	(35)%
Income before income taxes	221,428	328,942	(107,514)	(33)%
Effective tax rate	35.2%	36.7%
The effective tax rate decreased from 36.7% in the first quarter of 2016 to 35.2% in the first quarter of 2017, primarily due to changes in estimated electric vehicle tax credits.
Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$7,245	$(38,190)	$45,435	119%

The change in unrealized gains (losses) on cash flow hedges for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily driven by more favorable interest rate movements in 2017 than in 2016.

Credit Quality
Finance Receivables
Nonprime loans comprise 83% of the Company's portfolio as of March 31, 2017. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,286,466	$5,788,390	$70,377	$15,412
Credit loss allowance - specific	—	(1,604,489)	—	(4,517)
Credit loss allowance - collective	(1,836,730)	—	(734)	—
Discount	(409,142)	(88,546)	—	(3,822)
Capitalized origination costs and fees	58,791	5,371	—	426
Net carrying balance	$19,099,385	$4,100,726	$69,643	$7,499
Allowance as a percentage of unpaid principal balance	8.6%	27.7%	1.0%	29.3%
Allowance and discount as a percentage of unpaid principal balance	10.6%	29.2%	1.0%	54.1%

	December 31, 2016
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,528,406	$5,599,567	$69,431	$19,361
Credit loss allowance - specific	—	(1,611,295)	—	—
Credit loss allowance - collective	(1,799,760)	—	(724)	—
Discount	(467,757)	(91,359)	—	(7,721)
Capitalized origination costs and fees	56,704	5,218	—	632
Net carrying balance	$19,317,593	$3,902,131	$68,707	$12,272
Allowance as a percentage of unpaid principal balance	8.4%	28.8%	1.0%	—%
Allowance and discount as a percentage of unpaid principal balance	10.5%	30.4%	1.0%	39.9%

For most retail installment contracts that the Company acquired in pools at a discount due to credit deterioration subsequent to their origination, the Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollar amounts in thousands)
Outstanding balance	$212,018	$231,360
Outstanding recorded investment, net of impairment	$147,094	$159,451
A summary of the credit risk profile of the Company's consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of March 31, 2017 and December 31, 2016 was as follows (dollar amounts in billions, totals may not foot due to rounding):

March 31, 2017
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.7	97%	$0.1	2%	$—	—	$—	—	$2.8	10%
	36+	0.5	37%	0.2	19%	0.1	11%	0.4	32%	1.2	4%
<540	<36	0.2	45%	0.1	21%	0.1	13%	0.1	21%	0.5	2%
	36+	0.2	3%	0.3	5%	0.3	6%	4.8	85%	5.6	21%
540-599	<36	0.3	37%	0.2	22%	0.1	15%	0.2	27%	0.8	3%
	36+	0.2	2%	0.3	3%	0.3	4%	7.2	91%	7.9	29%
600-639	<36	0.2	37%	0.1	21%	0.1	15%	0.1	27%	0.5	2%
	36+	0.1	1%	0.1	2%	0.1	2%	4.0	94%	4.2	15%
>640	<36	0.3	47%	0.1	19%	0.1	12%	0.1	23%	0.6	2%
	36+	—	1%	0.1	2%	0.1	2%	3.1	96%	3.2	12%
Total		$4.6	17%	$1.5	5%	$1.2	5%	$20.0	73%	$27.3	100%

December 31, 2016
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.8	97%	$0.1	3%	$—	—	$—	—	$2.9	11%
	36+	0.5	42%	0.2	17%	0.1	8%	0.4	33%	1.2	4%
<540	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	85%	5.5	20%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	90%	7.8	28%
600-639	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.0	93%	4.3	16%
>640	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	—	—	0.1	3.0%	0.1	3.0%	3.1	94%	3.3	12%
Total		$4.8	18%	$1.6	6%	$1.3	5%	$19.7	72%	$27.4	100%
Delinquency

The Company considers an account delinquent when an obligor fails to pay the required minimum portion of the scheduled payment by the due date. With respect to receivables originated by the Company prior to January 1, 2017 and through its “Chrysler Capital” channel, the required minimum payment is 90% of the scheduled payment. With respect to all other receivables originated by the Company or acquired by the Company from an unaffiliated third-party originator prior to January 1, 2017, the required minimum payment is 50% of the scheduled payment. With respect to receivables originated by the Company or acquired by the Company from an unaffiliated third-party originator on or after January 1, 2017, the required minimum payment is 90% of the scheduled payment, regardless of which channel the receivable was originated through. In each case, the period of delinquency is based on the number of days payments are contractually past due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company's delinquencies have been highest in the period from November through January due to consumers’ holiday spending.
As of March 31, 2017 and December 31, 2016, a summary of delinquencies on retail installment contracts held for investment were as follows:

	March 31, 2017		December 31, 2016
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,345,995	8.6%	$2,925,503	10.7%
Delinquent principal over 59 days (b)	1,153,369	4.2%	1,526,743	5.6%
Total delinquent principal	$3,499,364	12.8%	$4,452,246	16.3%

(a)	Percent of unpaid principal balance.

(b)	Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.

All of the Company's receivables from dealers were current as of March 31, 2017 and December 31, 2016.
Credit Loss Experience
The following is a summary of net losses and repossession activity on finance receivables held for investment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,285,930	$27,903,790
Average principal outstanding during the period	$27,310,224	$27,483,475
Number of receivables outstanding at period end	1,731,011	1,690,745
Average number of receivables outstanding during the period	1,715,874	1,660,344
Number of repossessions (1)	80,734	74,319
Number of repossessions as a percent of average number of receivables outstanding (2)	18.8%	17.9%
Net losses	$599,286	$540,289
Net losses as a percent of average principal amount outstanding (2)	8.8%	7.9%

(1)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
(2)    Annualized; not necessarily indicative of a full year's actual results.
There were no charge-offs on the Company's receivables from dealers for the three months ended March 31, 2017 and 2016.
Deferrals and Troubled Debt Restructurings
In accordance with the Company's policies and guidelines, the Company from time to time, offer extensions (deferrals) to consumers on its retail installment contracts, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two months. The Company's policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest when the account becomes past due more than 60 days, and considered for return to accrual when a sustained period of repayment performance has been achieved.
The following is a summary of deferrals on the retail installment contracts held for investment as of the dates indicated:

	March 31, 2017		December 31, 2016
	(Dollar amounts in thousands)
Never deferred	$18,567,249	68.0%	$18,624,208	68.1%
Deferred once	4,269,469	15.6%	4,428,467	16.2%
Deferred twice	2,108,437	7.7%	2,110,758	7.7%
Deferred 3 - 4 times	2,274,483	8.3%	2,130,140	7.8%
Deferred greater than 4 times	66,292	0.2%	64,574	0.2%
Total	$27,285,930		$27,358,147

The Company evaluates the results of deferral strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, the Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the Company's allowance for credit losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for credit losses and related provision for credit losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for credit losses and related provision for credit losses, including the allowance and provision for loans that are not classified as TDRs. For loans that are classified as TDRs, the Company generally compares the present value of expected cash flows to the outstanding recorded investment of TDRs to determine the amount of TDR impairment and related provision for credit losses that should be recorded. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell.
The Company also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of the Company's revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, the Company believes modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties. The following is a summary of the principal balance as of March 31, 2017 and December 31, 2016 of loans that have received these modifications and concessions:

	March 31, 2017	December 31, 2016
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$2,680,883	$2,472,432
Bankruptcy-related accounts	104,916	109,494
Extension of maturity date	23,068	24,032
Interest rate reduction	57,783	64,180
Other	2,006,485	1,388,060
Total modified loans	$4,873,135	$4,058,198
A summary of the Company's recorded investment in TDRs as of the dates indicated is as follows:

	March 31, 2017	December 31, 2016
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment (a)	$5,785,032	$5,637,792
Impairment	(1,604,489)	(1,611,295)
Outstanding recorded investment, net of impairment	$4,180,543	$4,026,497
(a) As of March 31, 2017, the outstanding recorded investment excludes $14.7 million of collateral-dependent bankruptcy TDRs that has been written down by $7.6 million to fair value less cost to sell.
A summary of the principal balance on the Company's delinquent TDRs as of the dates indicated is as follows:

	March 31, 2017	December 31, 2016
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal 30-59 days past due	$1,078,637	$1,253,848
Delinquent principal over 59 days	579,262	736,691
Total delinquent TDRs	$1,657,899	$1,990,539
(a) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.
As of March 31, 2017 and December 31, 2016, the Company did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance — beginning of period	$5,637,792	$4,601,502
New TDRs	866,278	699,286
Charge-offs	(482,925)	(357,721)
Paydowns	(231,729)	(212,800)
Other transfers	2,686	3,086
Balance — end of period	$5,792,102	$4,733,353
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is generally assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. Due to this key distinction in allowance calculations, the coverage ratio is higher for TDRs in comparison to non-TDRs. The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,788,390	$5,599,567
TDR - Impairment	1,604,489	1,611,295
TDR allowance ratio	27.7%	28.8%

Non-TDR - Unpaid principal balance	$21,286,466	$21,528,406
Non-TDR - Allowance	1,836,730	1,799,760
Non-TDR allowance ratio	8.6%	8.4%

Total - Unpaid principal balance	$27,074,856	$27,127,973
Total - Allowance	3,441,219	3,411,055
Total allowance ratio	12.7%	12.6%

The allowance ratio for the TDR retail installment contracts decreased from 28.8% as of December 31, 2016 to 27.7% as of March 31, 2017. This decrease was primarily driven by the non-accrual of $26 million of interest income for certain TDR loans which is offset in the impairment as it reduced the carrying value of the TDR loans. The allowance ratio for the non-TDR retail installment contracts increased from 8.4% as of December 31, 2016 to 8.6% as of March 31, 2017, primarily driven by the change in the product mix where a higher percentage of lower quality loans were covered by the allowance.
Liquidity Management, Funding and Capital Resources

The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 14 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $5.4 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the three months ended March 31, 2017, the Company completed on-balance sheet funding transactions totaling approximately $5.7 billion, including:

•	a securitization on the Company's SDART platform for $976 million;

•	issuance of a retained bond on the Company's DRIVE platform for $113 million;

•	two securitizations on the Company's DRIVE, deeper subprime platform, for $2.1 billion;

•	three private amortizing lease facilities for $1 billion; and,

•	four top-ups of private amortizing loan and lease facilities for $1.4 billion
The Company also completed $931 million in asset sales, which consists of $231 million recurring monthly sales with its third party flow partners and $700 million in sales to Santander under the new SPAIN securitization platform effective in March 2017.
As of March 31, 2017 and December 31, 2016, the Company's debt consisted of the following:

	March 31, 2017	December 31, 2016
Third party revolving credit facilities	$4,958,638	$6,739,817
Related party revolving credit facilities	2,850,000	2,975,000
Total revolving credit facilities	7,808,638	9,714,817

Public securitizations	14,791,358	13,436,482
Privately issued amortizing notes	8,875,308	8,172,407
Total secured structured financings	23,666,666	21,608,889
Total debt	$31,475,304	$31,323,706
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has two credit facilities with eight banks providing an aggregate commitment of $3.9 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of March 31, 2017 and December 31, 2016, there was an outstanding balance of $2.2 billion and $3.7 billion, respectively, on these facilities in aggregate. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facilities
The Company obtains financing through four investment management agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of March 31, 2017 and December 31, 2016, there was an outstanding balance of $771 million and $743 million, respectively, under these repurchase facilities.
Lines of Credit with Santander and Related Subsidiaries
Santander historically has provided, and continues to provide, the Company with significant funding support in the form of committed credit facilities. SHUSA provides the Company with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. Through its New York branch, Santander provides the Company with $3 billion of long-term committed revolving credit facilities. The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2017 and 2018. These facilities currently permit unsecured borrowing and can also be collateralized by auto retail installment contracts and auto leases as well as securitization notes payables and residuals of the Company. Any balances outstanding under these facilities at the time of their commitment termination date will amortize to match the maturities and expected cash flows of the corresponding collateral.
Santander Consumer ABS Funding 2, LLC (a subsidiary) established a committed facility of $300 million with SHUSA on March 6, 2014. This facility matured on March 6, 2017 and was replaced on the same day with a $300 million term promissory note executed by SC Illinois as the borrower and SHUSA as the lender. During the three months ended March 31, 2017, the Company paid zero in principal and zero in interest and fees on this note. Interest accrues on this note at a rate equal to three-month LIBOR plus 1.35%. The note has a maturity date of March 6, 2019.
SC Illinois as borrower executed a $650 million term promissory note with SHUSA as lender on March 31, 2017. During the three months ended March 31, 2017, the Company paid zero in principal and zero in interest and fees on this note. Interest accrues on this note at the rate of 4.20%. The note has a maturity date of March 31, 2022.
As of March 31, 2017 and December 31, 2016 the Company had borrowed $2.9 billion and $3.0 billion, respectively, under the lines of credit with Santander and SHUSA.
Until March 4, 2016, when the facilities offered through the New York branch were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of $2.8 billion and $2.5 billion under these facilities during the three months ended March 31, 2017 and 2016, respectively. The maximum outstanding balance during each period was $3.0 billion and $2.9 billion, respectively.
On November 1, 2016, SHUSA commitments were increased from $1.8 billion to $3.3 billion due to the implementation of a new $1.5 billion backup facility. The commitments from SHUSA included $3 billion of unsecured revolving credit which had an average outstanding balance of $270 million and zero during the three months ended March 31, 2017 and 2016, respectively; the maximum outstanding balance during these periods was $750 million and zero. Additionally, the commitments from SHUSA consisted of a $300 million facility with an average outstanding balance of $213 million and $300 million during the three months ended March 31, 2017 and 2016, respectively; the maximum outstanding balance during each of those periods was $300 million. This facility matured on March 6, 2017 and was replaced on the same day with a $300 million term promissory note with SHUSA. During the three months ended March 31, 2017, the largest outstanding principal balance on the note was $300 million, and as of March 31, 2017, the outstanding principal balance on the note was $300 million.
The $650 million term promissory note with SHUSA was executed on March 31, 2017. During the three months ended March 31, 2017, the largest outstanding principal balance on the note was $650 million, and as of March 31, 2017, the outstanding principal balance on the note was $650 million.
The Company also has derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $5.9 billion and $7.3 billion at March 31, 2017 and December 31, 2016, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $11 million and $15 million at March 31, 2017 and December 31, 2016, respectively. Interest expense on these agreements includes amounts totaling $29 thousand and $10 million for the three months ended March 31, 2017 and 2016, respectively.
In August 2015, the Company began incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each month's ending balance. The guarantee fee will be applicable only for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by an executed counter-guaranty agreement. The Company recognized guarantee fee expense of $1.5 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.
Secured Structured Financings
The Company's secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. The Company has completed four securitizations year-to-date in 2017 and currently has 38 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion.
Flow Agreements

In addition to the Company's credit facilities and secured structured financings, the Company has flow agreements in place with CBP and with another third party for charged off assets. On February 13, 2017, the Company and CBP entered into a mutual agreement to terminate the flow agreement effective May 1, 2017. Additionally, the Company previously had a flow agreement in place with Bank of America, which terminated effective January 31, 2017.

Loans and leases sold under these flow agreements are not on the Company's balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. The Company continues to actively seek additional such flow agreements.
Off-Balance Sheet Financing
Beginning in March 2017, the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform. As all of the notes and residual interests in the securitization are issued to Santander, the Company recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from the Company's condensed consolidated balance sheets.
The Company also continues to periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Upon transferring all of the notes and residual interests in these securitizations to third parties, the Company records these transactions as true sales of the retail installment contracts securitized, and removes the sold assets from the Company's condensed consolidated balance sheet.
Cash Flow Comparison
The Company has produced positive net cash from operating activities every year since 2003. The Company's investing activities primarily consist of originations and acquisitions of finance receivables and leased vehicles. The financing activities primarily consist of borrowing and repayments of debt.

	Three Months Ended March 31,
	2017	2016
	(Dollar amounts in thousands)
Net cash provided by operating activities	$1,464,010	$657,138
Net cash used in investing activities	(1,365,852)	(1,763,576)
Net cash provided by financing activities	162,488	1,129,592
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $657 million for the three months ended March 31, 2016 to $1.5 billion to the three months ended March 31, 2017, mainly due to the decrease in outflows of $459 million for originations of assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $398 million from the three months ended March 31, 2016 to the three months ended March 31, 2017, primarily due by the decrease in outflows of $733 million for originations of assets held for investment and by the $333 million increase in proceeds from the sale of leased vehicles. This is partially offset by $824 million of proceeds recognized in Q1, 2016 from the sale of loans held for investment. Such transaction did not occur in Q1, 2017.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $1.0 billion from the three months ended March 31, 2016 to the three months ended March 31, 2017, primarily due to the increase on payments on notes payable.
Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company's contingencies and off-balance sheet arrangements, refer to Note 10 - Commitments and Contingencies in the accompanying condensed consolidated financial statements.

Contractual Obligations
The Company leases its headquarters in Dallas, Texas, its servicing centers in Texas, Colorado, Arizona, and Puerto Rico, and an operations facilities in California, Texas and Colorado under non-cancelable operating leases that expire at various dates through 2027. There have been no material modifications to the Company's contractual obligations since December 31, 2016. For additional information on the Company's contractual obligations, refer to the 2016 Annual Report on Form 10-K.
Risk Management Framework

The Company's risk management framework is overseen by its board of directors, its Risk Committee (RC), its management committees, its executive management team, an independent risk management function, an internal audit function and all of its associates. The RC, along with the Company's full board of directors, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company's risk profile. The Company's primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding the Company's risk management framework, please refer to the Risk Management Framework section of the Company's 2016 Annual Report on Form 10-K.

Credit Risk

The risk inherent in the Company's loan and lease portfolios is driven by credit quality and is affected by borrower-specific and economy-wide factors such as changes in employment. The Company manages this risk through its underwriting and credit approval guidelines and servicing policies and practices, as well as geographic and manufacturer concentration limits.
The Company's automated originations process reflects a disciplined approach to credit risk management. The Company's robust historical data on both organically originated and acquired loans provides the Company with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary loss forecasting score (LFS) using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the automated process, the Company maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. The Company generally tightens its underwriting requirements in times of greater economic uncertainty (including during the recent financial crisis) to compete in the market at loss and approval rates acceptable for meeting the Company's required returns. The Company's underwriting policy has also been adjusted to meet the requirements of the Company's contracts such as the Chrysler Agreement. In both cases, the Company has accomplished this by adjusting risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.
The Company monitors early payment defaults and other potential indicators of dealer or customer fraud and uses the monitoring results to identify dealers who will be subject to more extensive stipulations when presenting customer applications, as well as dealers with whom the Company will not do business at all.
Market Risk
Interest Rate Risk
The Company measures and monitors interest rate risk on at least a monthly basis. The Company borrows money from a variety of market participants in to provide loans and leases to the Company's customers. The Company's gross interest rate spread, which is the difference between the income earned through the interest and finance charges on the Company's finance receivables and lease contracts and the interest paid on the Company's funding, will be negatively affected if the expense incurred on the Company's borrowings increases at a faster pace than the income generated by the Company's assets.
The Company's Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company's asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to manage to its desired outcome. As of March 31, 2017, the notional value of the Company's interest rate swap agreements was $7.9 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of March 31, 2017 the notional value of the Company’s interest rate cap agreements was $10.7 billion, under which, all notional was executed Back-to-Back.

The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of March 31, 2017, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's net interest income by $57 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of March 31, 2017, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's MVE by $73 million.
Collateral Risk
The Company's lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company's residual risk is somewhat mitigated by the Company's residual risk-sharing agreement with FCA. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because the Company's debt is nearly entirely serviced by collections on consumer receivables, the Company's primary liquidity risk relates to the ability to fund originations. The Company has a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of March 31, 2017, it had fourteen);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of March 31, 2017, Santander and affiliates provided 9% of its funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of March 31, 2017, the highest single lender's commitment was 23%);

•
that no more than 35% of the Company's debt mature in the next six months and no more than 65% of the Company's debt mature in the next twelve months (as of March 31, 2017, 6% and 21% of the Company's debt is scheduled to mature in the next six and twelve months, respectively); and

•
that the Company maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company's expected peak usage over the following twelve months (as of March 31, 2017, the Company had twelve-month rolling unused capacity of $11.8 billion).

The Company's liquidity policy also requires that the Company's Asset Liability Committee monitor many indicators, both market-wide and company-specific, to determine if action may be necessary to maintain the Company's liquidity position. The Company's liquidity management tools include daily, monthly and twelve-month rolling cash requirements forecasts, monthly funding usage and availability reports, daily sources and uses reporting, structural liquidity risk exercises, and the establishment of liquidity contingency plans. The Company also performs quarterly stress tests in which it forecasts the impact of various negative scenarios (alone and in combination), including reduced credit availability, higher funding costs, lower advance rates, lower customer interest rates, lower dealer discount rates, and higher credit losses.
The Company generally looks for funding first from structured secured financings, second from third-party credit facilities, and last from Santander. The Company believes this strategy helps avoid being overly reliant on Santander for funding. Additionally, the Company can reduce originations to significantly lower levels if necessary during times of limited liquidity.
The Company has established a qualified like-kind exchange program in order to defer tax liability on gains on sale of vehicle assets at lease termination. If the Company does not meet the safe harbor requirements of IRS Revenue Procedure 2003-39, the Company may be subject to large, unexpected tax liabilities, thereby generating immediate liquidity needs. The Company believes that its compliance monitoring policies and procedures are adequate to enable the Company to remain in compliance with the program requirements.
Operational Risk
The Company is exposed to operational risk loss arising from failures in the execution of its business activities. These relate to failures arising from inadequate or failed processes, failures in its people or systems, or from external events. The Company's operational risk management program encompasses Third Party Management, Business Continuity Management, Information Risk Management, Fraud Risk Management, and Operational Risk Management, with key program elements covering Loss Event, Issue Management, Risk Reporting and Monitoring, and Risk Control Self-Assessment (RCSA).
To mitigate operational risk, the Company maintains an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing monitoring of compliance with all applicable regulations, internal control documentation and review of processes, and internal audits. The Company also utilizes internal and external legal counsel for expertise when needed. Upon hire and annually, all associates receive comprehensive mandatory regulatory compliance training. In addition, the Board receives annual regulatory and compliance training. The Company uses industry-leading call mining and other software solutions that assist the Company in analyzing potential breaches of regulatory requirements and customer service. The Company's call mining software analyzes all customer service calls, converting speech to text and mining for specific words and phrases that may indicate inappropriate comments by a representative. The software also detects escalated voice volume, enabling a supervisor to intervene if necessary. This tool enables the Company to effectively manage and identify training opportunities for associates, as well as track and resolve customer complaints through a robust quality assurance program.
Model Risk
The Company mitigates model risk through a robust model validation process, which includes committee governance and a series of tests and controls. The Company utilizes SHUSA's Model Risk Management group for all model validation to verify models are performing as expected and in line with their design objectives and business uses.
Critical Accounting Estimates
Accounting policies are integral to understanding the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with U.S. GAAP. There have been no material changes in the Company's critical accounting estimates from those disclosed in Item 7 of the 2016 Annual Report on Form 10-K.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2017, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analyses to validate the accuracy and completeness of the financial results impacted by the control deficiencies including the validation of data underlying key financial models and the addition of substantive logic inspection, fluctuation analysis and testing procedures. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. As a result, management concluded the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with U.S. GAAP.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2017, as a result of material weaknesses in the following areas:

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

•	There was not adequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and U.S. GAAP.

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

This material weakness in control environment contributes to each of the following identified material weaknesses:

2. Application of Effective Interest Method for Accretion

The Company’s policies and controls related to the methodology used for applying the effective interest rate method in accordance with U.S. GAAP, specifically as it relates the review of key assumptions over prepayment curves, pool segmentation and presentation in financial statements either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and U.S. GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and U.S. GAAP.

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

3. Methodology to Estimate Credit Loss Allowance

The Company’s policies and controls related to the methodology used for estimating the credit loss allowance in accordance with U.S. GAAP, specifically as it relates to the calculation of impairment for TDRs separately from the general allowance on loans not classified as TDRs, the consideration of net discounts and the calculation of selling costs when estimating the allowance either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and U.S. GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and U.S. GAAP.

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

7. Review of New, Unusual or Significant Transactions

Management identified an error in the accounting treatment of certain transactions related to separation agreements with the former Chairman of the Board and CEO of the Company. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to this transaction in accordance with U.S. GAAP did not operate effectively in that management failed to detect as part of the review procedures that regulatory approval was a prerequisite to recording the transaction and that approval had not been obtained prior to recording the transaction and therefore should have not been recorded.

This material weakness relates to the following financial statement line items: compensation expense, other liabilities, deferred tax liabilities, net, and additional paid in capital and the related disclosures within Note 15 - Shareholders' Equity.

8. Review of Financial Statement Disclosures

Management identified errors relating to financial statement disclosures. Specifically, the Company's controls over both the preparation and review and over the completeness and accuracy of financial statement disclosures did not operate effectively to ensure complete, accurate, and proper presentation of the financial statement disclosures in accordance with U.S. GAAP.

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

Remediation Status of Reported Material Weaknesses

The Company is currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to maintaining a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with U.S. GAAP.

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

•
Enhanced its accounting documentation and review procedures relating to credit loss allowance and TDRs to demonstrate how the Company’s policies and procedures align with U.S. GAAP and produce a repeatable process.

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

To address the material weaknesses in the Review of New, Unusual or Significant Transactions (Material Weakness 7, noted above), Review of Financial Statement Disclosures (Material Weakness 8, noted above) and Preparation and Review of Consolidated Statement of Cash Flows (Material Weakness 9, noted above), the Company is in the process of strengthening its processes and controls as follows:

•	Increased the documentation, analysis and governance over new, significant and unusual transactions to ensure that these transactions are recorded in accordance with Company’s policies and U.S. GAAP.

•
Improved the review controls over financial statements and the related disclosures to include a more comprehensive disclosure checklist and improved review procedures from certain members of the management.

•
Strengthened the review controls, reconciliations and supporting documentation related to the classification of cash flows between operating activities and investing activities in the Statement of Cash Flows.

While progress has been made to remediate all of these areas, as of March 31, 2017, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference should be made to Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for information regarding legal proceedings in which the Company is involved, which supplements the discussion of legal proceedings set forth in Note 11 to the Condensed Consolidated Financial Statements of the 2016 Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A “Risk Factors” in the 2016 Annual Report on Form 10-K.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within Santander. During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of 2017 were negligible relative to the overall revenues and profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first quarter of 2017. The accounts are in arrears (£1,844 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first quarter of 2017.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the three months ended March 31, 2017, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1*	Offer Letter, effective as of May 1, 2017, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and Dale T. Cochran II.
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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
Name: Jason A. Kulas
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	President and Chief Executive Officer	May 5, 2017
Jason A. Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	May 5, 2017
Ismail Dawood	(Principal Financial and Accounting Officer)