Form 10-Q
period 2017-06-30
Santander Consumer USA Holdings Inc.
filed 2017-08-02
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock ($0.01 par value)	359,552,138 shares

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 and Amendment No. 1 on Form 10-K/A filed with the SEC on March 2, 2017
ABS	Asset-backed securities
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Auto Finance Holdings	Sponsor Auto Finance Holdings Series LP, a former investor in SC
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
DDFS	Dundon DFS LLC
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECOA	Equal Credit Opportunity Act
Employment Agreement	The amended and restated employment agreement, executed as of December 31, 2011, by and among SC, Banco Santander, S.A. and Thomas G. Dundon
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
Federal Reserve	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association

LendingClub	LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	Risk Committee
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC
SC Illinois	Santander Consumer USA Inc., an Illinois Corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
Separation Agreement	The Separation Agreement dated July 2, 2015 entered into by Thomas G. Dundon with SC, DDFS LLC, SHUSA, Santander Consumer USA Inc. (the wholly owned subsidiary of SC) and Banco Santander, S.A.
Shareholders Agreement
The Shareholders Agreement dated January 28, 2014, by and among the Company, SHUSA, DDFS, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP, and, for the certain sections set forth therein, Banco Santander, as amended

SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents - $78,056 and $98,536 held at affiliates, respectively	$341,412	$160,180
Finance receivables held for sale, net	2,123,103	2,123,415
Finance receivables held for investment, net (includes $30,489 and $24,495 of loans recorded at fair value, respectively)	23,634,914	23,481,001
Restricted cash - $3,563 and $11,629 held at affiliates, respectively	2,756,879	2,757,299
Accrued interest receivable	330,710	373,274
Leased vehicles, net	9,285,718	8,564,628
Furniture and equipment, net of accumulated depreciation of $53,690 and $47,365, respectively	71,432	67,509
Federal, state and other income taxes receivable	97,282	87,352
Related party taxes receivable	467	1,087
Goodwill	74,056	74,056
Intangible assets, net of amortization of $36,865 and $33,652, respectively	32,242	32,623
Due from affiliates	23,146	31,270
Other assets	736,121	785,410
Total assets	$39,507,482	$38,539,104
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$5,624,440	$6,739,817
Notes payable — secured structured financings	23,747,907	21,608,889
Notes payable — related party	2,276,179	2,975,000
Accrued interest payable	32,743	33,346
Accounts payable and accrued expenses	335,807	379,021
Deferred tax liabilities, net	1,419,820	1,278,064
Due to affiliates	60,467	50,620
Other liabilities	331,386	235,728
Total liabilities	33,828,749	33,300,485
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
359,633,804 and 359,002,145 shares issued and 359,539,209 and 358,907,550 shares outstanding, respectively	3,595	3,589
Additional paid-in capital	1,664,903	1,657,611
Accumulated other comprehensive income, net	27,860	28,259
Retained earnings	3,982,375	3,549,160
Total stockholders’ equity	5,678,733	5,238,619
Total liabilities and equity	$39,507,482	$38,539,104

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated variable interest entities (VIEs), presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit were as follows:

	June 30, 2017	December 31, 2016
Assets
Restricted cash	$2,241,994	$2,087,177
Finance receivables held for sale, net	1,125,388	1,012,277
Finance receivables held for investment, net	23,002,595	22,919,312
Leased vehicles, net	9,285,718	8,564,628
Various other assets	658,016	686,253
Total assets	$36,313,711	$35,269,647
Liabilities
Notes payable	$30,374,177	$31,659,203
Various other liabilities	121,803	91,234
Total liabilities	$30,495,980	$31,750,437

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest on finance receivables and loans	$1,232,252	$1,271,741	$2,441,438	$2,557,936
Leased vehicle income	429,264	368,358	847,497	698,150
Other finance and interest income	5,205	3,890	9,030	7,802
Total finance and other interest income	1,666,721	1,643,989	3,297,965	3,263,888
Interest expense — Including $36,791, $28,997, $74,515 and $60,683 to affiliates, respectively	233,371	198,594	460,460	383,329
Leased vehicle expense	298,224	243,140	588,395	464,500
Net finance and other interest income	1,135,126	1,202,255	2,249,110	2,416,059
Provision for credit losses	520,555	511,921	1,155,568	1,172,091
Net finance and other interest income after provision for credit losses	614,571	690,334	1,093,542	1,243,968
Profit sharing	8,443	17,846	16,388	29,240
Net finance and other interest income after provision for credit losses and profit sharing	606,128	672,488	1,077,154	1,214,728
Investment losses, net — Including $3,461, zero, $6,180, and zero from affiliates, respectively	(99,522)	(101,309)	(175,921)	(170,365)
Servicing fee income — Including $2,625, $5,055, $5,888 and $9,131 from affiliates, respectively	31,953	42,988	63,637	87,482
Fees, commissions, and other — Including $380, $225, $605 and $450 from affiliates, respectively	91,964	95,623	192,159	197,743
Total other income	24,395	37,302	79,875	114,860
Compensation expense	127,894	123,344	264,156	243,186
Repossession expense	67,269	68,351	138,568	141,896
Other operating costs — Including $22,721, $24, $44,365, and $4,486 to affiliates, respectively	87,252	80,532	184,769	178,001
Total operating expenses	282,415	272,227	587,493	563,083
Income before income taxes	348,108	437,563	569,536	766,505
Income tax expense	83,433	154,218	161,434	274,861
Net income	$264,675	$283,345	$408,102	$491,644

Net income	$264,675	$283,345	$408,102	$491,644
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $(4,231), $8,745, $96, and $31,478, respectively	(7,644)	(14,701)	(399)	(52,891)
Comprehensive income	$257,031	$268,644	$407,703	$438,753
Net income per common share (basic)	$0.74	$0.79	$1.14	$1.37
Net income per common share (diluted)	$0.74	$0.79	$1.13	$1.37
Weighted average common shares (basic)	359,461,407	358,218,378	359,284,213	358,096,634
Weighted average common shares (diluted)	359,828,690	359,867,806	359,928,003	359,426,918

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2016	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$4,432,549
Stock issued in connection with employee incentive compensation plans	377	4	1,945	—	—	1,949
Stock-based compensation expense	—	—	3,853	—	—	3,853
Tax sharing with affiliate	—	—	(392)	—	—	(392)
Net income	—	—	—	—	491,644	491,644
Other comprehensive income (loss), net of taxes	—	—	—	(52,891)	—	(52,891)
Balance — June 30, 2016	358,323	$3,583	$1,649,557	$(50,766)	$3,274,338	$4,876,712

Balance — January 1, 2017	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
Cumulative-effect adjustment upon adoption of ASU 2016-09 (Note 1)	—	—	1,439	—	25,113	26,552
Stock issued in connection with employee incentive compensation plans	631	6	1,771	—	—	1,777
Stock-based compensation expense	—	—	4,084	—	—	4,084
Tax sharing with affiliate	—	—	(2)	—	—	(2)
Net income	—	—	—	—	408,102	408,102
Other comprehensive income (loss), net of taxes	—	—	—	(399)	—	(399)
Balance — June 30, 2017	359,539	$3,595	$1,664,903	$27,860	$3,982,375	$5,678,733

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$408,102	$491,644
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(615)	8,576
Provision for credit losses	1,155,568	1,172,091
Depreciation and amortization	643,365	511,636
Accretion of discount	(134,103)	(190,187)
Originations and purchases of receivables held for sale	(1,709,053)	(2,441,846)
Proceeds from sales of and collections on receivables held for sale	1,624,515	1,604,050
Change in revolving personal loans	(78,697)	(310,103)
Investment losses, net	175,921	170,365
Stock-based compensation	4,084	3,853
Deferred tax expense	168,407	262,732
Changes in assets and liabilities:
Accrued interest receivable	23,723	41
Accounts receivable	(8,904)	5,206
Federal income tax and other taxes	(9,312)	193,417
Other assets	(15,809)	(77,301)
Accrued interest payable	(2,954)	7,243
Other liabilities	(48,221)	(83,007)
Due to/from affiliates	19,787	(12,384)
Net cash provided by operating activities	2,215,804	1,316,026
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(6,189,385)	(6,460,531)
Purchases of portfolios of finance receivables held for investment	(152,208)	(290,020)
Collections on finance receivables held for investment	5,167,719	5,276,264
Proceeds from sale of loans held for investment	412	823,877
Leased vehicles purchased	(3,042,480)	(3,323,553)
Manufacturer incentives received	556,860	785,512
Proceeds from sale of leased vehicles	1,282,533	705,300
Change in revolving personal loans	39,322	259,977
Purchases of furniture and equipment	(11,623)	(18,063)
Sales of furniture and equipment	230	1,871
Change in restricted cash	(14,183)	(474,351)
Other investing activities	(4,160)	(4,496)
Net cash used in investing activities	(2,366,963)	(2,718,213)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	9,335,625	7,949,111
Payments on notes payable related to secured structured financings	(7,206,766)	(6,090,497)
Proceeds from unsecured notes payable	5,515,000	3,789,420
Payments on unsecured notes payable	(4,885,577)	(3,528,442)
Proceeds from notes payable	11,380,056	12,738,469
Payments on notes payable	(13,810,397)	(13,399,272)
Proceeds from stock option exercises, gross	4,450	2,554
Net cash provided by financing activities	332,391	1,461,343
Net increase in cash and cash equivalents	181,232	59,156
Cash — Beginning of period	160,180	18,893
Cash — End of period	$341,412	$78,049

Noncash investing and financing transactions:
Transfer of secured notes payable to (from) unsecured notes payable	$(495,991)	$(260,979)
Unsettled Clean-up Calls	(74,405)	—

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
As of June 30, 2017, the Company was owned approximately 58.7% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.6% by public shareholders, approximately 9.7% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO, and an insignificant amount held by other holders, primarily members of senior management.
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
The accompanying condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2016 Annual Report on Form 10-K.
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
Recently Adopted Accounting Standards
Since January 1, 2017, the Company adopted the following Financial Accounting Standards Board (FASB) Accounting Standards Updates (ASUs):

•
ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the Statement of Cash Flows (SCF), and forfeitures when accounting for share-based payment transactions. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in APIC pools, and instead requires companies to record all excess tax benefits and deficiencies at settlement, vesting or expiration in the income statement as provision for income taxes. At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits totaled $26,552 net of tax, and was recognized, as an increased, through an adjustment in beginning retained earnings. The Company recorded excess tax benefits, net of tax of $194 and $241 in the provision for income taxes rather than as an increase to additional paid-in capital for the three and six months ended June 30, 2017, respectively, on a prospective basis. Therefore, the prior period presented has not been adjusted. All excess tax benefits along with other income tax cash flows will now be classified as an operating activity rather than financing activities in the SCF on a prospective basis.

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
Because ASU 2014-09 does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company does not expect the new guidance to have a material impact on the elements of its Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and investment gain). The Company expects to adopt this ASU in the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and reviewing related contracts with customers. Upon adoption of this standard, the Company does not expect the impact to be material to its financial position, results of operation or cash flow and expects the impact to be disclosure only.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments, except those accounted for under the equity method of accounting or which result in consolidation of the investee, to be measured at fair value, with changes in the fair value being recorded in net income. However, equity investments that do not have readily determinable fair values will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer. The amendment also simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at their amortized cost on the balance sheet, requires that the disclosed fair values of financial instruments represent "exit price," requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-

specific credit risk when the fair value option has been elected for that liability, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values, for which it should be applied prospectively. While the Company is still in the process of evaluating the impacts of the adoption of this ASU, the Company does not expect the impact to be material to its financial position, results of operations, cash flows or disclosures.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This update amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the SCF. The ASU’s amendments add or clarify guidance on eight cash flow issues including debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted, including adoption in an interim period, however any adjustments should be reflected as of the beginning of the fiscal year that includes the period of adoption. All of the amended guidance must be adopted in the same period. Upon adoption of this standard, the Company does not expect the impact to be material to its financial position, results of operation or cash flow.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill & Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The new rules state that a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective January 1, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impacts of the adoption of this ASU.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance of the value, vesting conditions or classification of award changes. The new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in an interim period. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations or cash flows.

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Retail installment contracts acquired individually (a)	$23,410,227	$23,219,724
Purchased receivables	135,186	158,264
Receivables from dealers	65,660	68,707
Personal loans	6,470	12,272
Capital lease receivables (Note 3)	17,371	22,034
Finance receivables held for investment, net	$23,634,914	$23,481,001
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As at June 30, 2017 and December 31, 2016, $30,489 and $24,495 of loans were recorded at fair value (Note 13).
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,360,225	$5,880,317	$66,373	$11,926
Credit loss allowance - specific	—	(1,686,159)	—	—
Credit loss allowance - collective	(1,760,809)	—	(713)	(4,362)
Discount	(366,051)	(83,946)	—	(1,360)
Capitalized origination costs and fees	61,262	5,388	—	266
Net carrying balance	$19,294,627	$4,115,600	$65,660	$6,470

	December 31, 2016
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,528,406	$5,599,567	$69,431	$19,361
Credit loss allowance - specific	—	(1,611,295)	—	—
Credit loss allowance - collective	(1,799,760)	—	(724)	—
Discount	(467,757)	(91,359)	—	(7,721)
Capitalized origination costs and fees	56,704	5,218	—	632
Net carrying balance	$19,317,593	$3,902,131	$68,707	$12,272
Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $700,599 and $848,918 of the unpaid principal balance represented fleet contracts with commercial borrowers as of June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017 and 2016, the Company originated $3,389,700 and $4,618,448, respectively, in Chrysler Capital loans which represented 43% and 52%, respectively, of the total retail installment contract originations. Additionally, during the six months ended June 30, 2017 and 2016, the Company originated $3,027,616 and $3,311,909, respectively, in Chrysler Capital leases. As of June 30, 2017 and December 31, 2016, the Company's auto retail installment contract portfolio consisted of $7,231,606 and $7,365,444, respectively, of Chrysler loans which represents 31% and 32%, respectively, of the Company's auto retail installment contract portfolio. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers.
As of June 30, 2017, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (12%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Outstanding balance	$194,360	$231,360
Outstanding recorded investment, net of impairment	136,025	159,451
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance — beginning of period	$97,946	$156,336	$107,041	$178,582
Accretion of accretable yield	(10,303)	(19,615)	(21,447)	(40,944)
Reclassifications from (to) nonaccretable difference	351	1,026	2,400	109
Balance — end of period	$87,994	$137,747	$87,994	$137,747
During the three and six months ended June 30, 2017 and 2016, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended June 30, 2017 and 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $74,405 and $191,671, respectively, and for the six months ended June 30, 2017 and 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $226,613 and $191,671, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers
Receivables from dealers held for investment includes a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at June 30, 2017 and December 31, 2016, and the unpaid principal balance of the facility was $50,000 at each of those dates. The term loan will mature on December 31, 2018. The Company had accrued interest on this term loan of $167 and $165 at June 30, 2017 and December 31, 2016, respectively.
The remaining receivables from dealers held for investment are all Chrysler Agreement-related. As of June 30, 2017, borrowers on these dealer receivables are located in Virginia (61%), New York (28%), Missouri (10%) and Wisconsin (1%).
Personal Loans
At September 30, 2016, the Company determined that its intent to sell certain personal revolving loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $6,470 and $11,733 at June 30, 2017 and December 31, 2016, respectively.

Held For Sale
The carrying value of the Company's finance receivables held for sale, net is comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Retail installment contracts acquired individually	$1,151,194	$1,045,815
Personal loans	971,909	1,077,600
Finance receivables held for sale, net	$2,123,103	$2,123,415
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Sales of retail installment contracts to third parties	$30,000	$659,224	$260,568	$1,519,179
Proceeds from sales of charged-off assets	27,449	28,844	48,792	35,073

The Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and serviced as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Serviced balance of retail installment contracts and leases sold to third parties	$7,698,945	$10,116,788

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Leased vehicles	$12,935,504	$11,939,295
Less: accumulated depreciation	(2,555,013)	(2,326,342)
Depreciated net capitalized cost	10,380,491	9,612,953
Manufacturer subvention payments, net of accretion	(1,118,459)	(1,066,531)
Origination fees and other costs	23,686	18,206
Net book value	$9,285,718	$8,564,628
Periodically, the Company executes bulk sales of Chrysler Capital leases to a third party. The bulk sale agreements include certain provisions whereby the Company agrees to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 10). The Company has retained servicing on the sold leases. During the three and six months ended June 30, 2017 and 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2017:

Remainder of 2017	$863,043
2018	1,277,777
2019	629,867
2020	87,247
2021	1,243
Thereafter	—
Total	$2,859,177
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Gross investment in capital leases	$28,314	$39,417
Origination fees and other	68	150
Less: unearned income	(4,644)	(7,545)
Net investment in capital leases before allowance	23,738	32,022
Less: allowance for lease losses	(6,367)	(9,988)
Net investment in capital leases	$17,371	$22,034

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of June 30, 2017:

Remainder of 2017	$6,221
2018	11,911
2019	5,931
2020	2,662
2021	1,431
Thereafter	158
Total	$28,314

4.	Credit Loss Allowance and Credit Quality
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

The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of June 30, 2017 and 2016, the credit loss allowance for receivables from dealers is comprised of a general allowance of $713 and $837, respectively, as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired and dealer loans for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers

Balance — beginning of period	$3,441,219	$734	$4,517	$3,320,227	$1,403
Provision for credit losses	518,370	(21)	1,166	514,755	(431)
Charge-offs (a)	(1,111,715)	—	(1,586)	(1,032,517)	(135)
Recoveries	599,094	—	265	620,271	—
Balance — end of period	$3,446,968	$713	$4,362	$3,422,736	$837
(a) For the three months ended June 30, 2017, charge-offs for retail installment contracts acquired individually includes approximately $25 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. No such charge-offs were recorded for the three months ended June 30, 2016.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers

Balance — beginning of period	$3,411,055	$724	$—	$3,197,414	$916
Provision for credit losses	1,147,467	(11)	9,141	1,177,881	56
Charge-offs (a)	(2,336,412)	—	(5,218)	(2,183,145)	(135)
Recoveries	1,224,858	—	439	1,230,586	—
Balance — end of period	$3,446,968	$713	$4,362	$3,422,736	$837
(a) For the six months ended June 30, 2017, charge-offs for retail installment contracts acquired individually includes approximately $48 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. No such charge-offs were recorded for the six months ended June 30, 2016.
The impairment activity related to purchased receivables portfolios for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance — beginning of period	$169,323	$170,412	$169,323	$172,308
Incremental reversal of provisions for purchased receivable portfolios	—	(1,894)	—	(3,790)
Balance — end of period	$169,323	$168,518	$169,323	$168,518
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance — beginning of period	$6,605	$15,860	$9,988	$19,878
Provision for lease losses	1,040	(509)	(1,029)	(2,056)
Charge-offs	(3,081)	(10,196)	(6,760)	(22,555)
Recoveries	1,803	7,597	4,168	17,485
Balance — end of period	$6,367	$12,752	$6,367	$12,752

Delinquencies

Retail installment contracts are generally classified as non-performing when they are greater than 60 days past due as to contractual principal or interest payments. See discussion of TDR loans below. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing status, the Company returns to accruing interest on the contract.

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

As of June 30, 2017 and December 31, 2016, a summary of delinquencies on retail installment contracts held for investment portfolio is as follows:

	June 30, 2017
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,701,257	$8,349	$2,709,606
Delinquent principal over 59 days (a)	1,412,377	5,084	1,417,461
Total delinquent principal	$4,113,634	$13,433	$4,127,067

	December 31, 2016
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,911,800	$13,703	$2,925,503
Delinquent principal over 59 days (a)	1,520,105	6,638	1,526,743
Total delinquent principal	$4,431,905	$20,341	$4,452,246
(a) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.

The balances in the above tables reflect total unpaid principal balance rather than net recorded investment before allowance.

As of June 30, 2017 and December 31, 2016, there were no receivables from dealers that were 30 days or more delinquent. As of June 30, 2017 and December 31, 2016, there were $32,169 and $33,886, respectively, of retail installment contracts held for sale that were 30 days or more delinquent.

Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of June 30, 2017 and December 31, 2016 was as follows:

FICO® Band	June 30, 2017	December 31, 2016
Commercial (a)	2.5%	3.1%
No-FICOs	11.9%	12.2%
<540	22.4%	22.1%
540-599	31.9%	31.4%
600-639	17.3%	17.4%
>640	14.0%	13.8%

(a)FICO scores are not obtained on loans to commercial borrowers.
(b)FICO scores are updated quarterly.

Commercial Lending — The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Note 4 of the 2016 Annual Report on Form 10-K. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Pass	$39,944	$17,585
Special Mention	9,745	2,790
Substandard	615	1,488
Doubtful	—	—
Loss	114	—
Total	$50,418	$21,863
Commercial loan credit quality indicators for receivables from dealers held for investment as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Pass	$64,714	$67,681
Special Mention	—	—
Substandard	1,659	1,750
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$66,373	$69,431

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company's TDR balance as of June 30, 2017 and December 31, 2016 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of June 30, 2017 and December 31, 2016, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	Retail Installment Contracts
Outstanding recorded investment (a)	$5,911,238	$5,637,792
Impairment	(1,686,159)	(1,611,295)
Outstanding recorded investment, net of impairment	$4,225,079	$4,026,497
(a) As of June 30, 2017, the outstanding recorded investment excludes $34.4 million of collateral-dependent bankruptcy TDRs that has been written down by $16.2 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at June 30, 2017 and December 31, 2016, is as follows:

	June 30, 2017	December 31, 2016
	Retail Installment Contracts
Principal, 30-59 days past due	$1,214,584	$1,253,848
Delinquent principal over 59 days	716,474	736,691
Total delinquent TDR principal	$1,931,058	$1,990,539
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes past due more than 60 days, and considered for return to accrual when a sustained period of repayment performance has been achieved. As of June 30, 2017, the Company had $210,191 of TDR loans which were less that 60 days past due, but for which repayment was not reasonably assured, and were therefore in nonaccrual status.

Average recorded investment and income recognized on TDR loans are as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$5,860,748	$4,897,481
Interest income recognized	$224,810	$195,376

	Six Months Ended
	June 30, 2017	June 30, 2016
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$5,786,429	$4,798,821
Interest income recognized	$485,162	$369,567
The following table summarizes the financial effects of TDRs that occurred during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016
	Retail Installment Contracts
Outstanding recorded investment before TDR	$773,629	$840,610
Outstanding recorded investment after TDR	$787,278	$846,277
Number of contracts (not in thousands)	44,598	47,364

	Six Months Ended
	June 30, 2017	June 30, 2016
	Retail Installment Contracts
Outstanding recorded investment before TDR	$1,655,328	$1,533,538
Outstanding recorded investment after TDR	$1,653,556	$1,545,563
Number of contracts (not in thousands)	94,097	86,744
Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2017 and 2016 are summarized in the following table:

	Three Months Ended
	June 30, 2017	June 30, 2016
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$190,467	$159,615
Number of contracts (not in thousands)	10,622	9,109

	Six Months Ended
	June 30, 2017	June 30, 2016
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$402,164	$359,477
Number of contracts (not in thousands)	22,516	20,511
(a) For TDR modifications and TDR modifications that subsequently defaults, the allowance methodology remains unchanged.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	January 2018	$214,484	$500,000	2.78%	$308,211	$—
Warehouse line	Various (a)	406,845	1,250,000	3.05%	585,892	15,554
Warehouse line (b)	August 2018	258,020	780,000	3.14%	287,163	10,465
Warehouse line (c)	August 2018	2,536,942	3,120,000	2.27%	3,833,368	61,011
Warehouse line	October 2018	359,577	1,800,000	3.69%	513,837	10,686
Repurchase facility (d)	December 2017	262,363	262,363	3.54%	—	11,423
Repurchase facility (d)	April 2018	202,311	202,311	2.49%	—	—
Repurchase facility (d)	March 2018	147,182	147,182	3.31%	—	—
Repurchase facility (d)	August 2017	87,097	87,097	2.42%	—	—
Warehouse line	November 2018	167,799	1,000,000	3.83%	253,895	6,438
Warehouse line	July 2018	158,735	250,000	3.46%	414,321	29,964
Warehouse line	October 2018	144,865	400,000	2.96%	206,322	3,718
Warehouse line	November 2018	425,220	500,000	1.71%	460,321	14,651
Warehouse line	October 2017	253,000	300,000	2.58%	299,444	10,364
Total facilities with third parties (e)		5,624,440	10,598,953		7,162,774	174,274
Facilities with Santander and related subsidiaries (f):
Line of credit	December 2018	—	500,000	3.89%	—	—
Line of credit	December 2017	825,000	1,000,000	3.03%	—	—
Line of credit	December 2018	—	1,000,000	3.29%	—	—
Line of credit	December 2018	—	750,000	3.17%	—	—
Line of credit	March 2019	—	3,000,000	3.94%	—	—
Promissory Note	March 2019	300,000	300,000	2.45%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note (g)	March 2022	650,000	650,000	4.20%	—	—
Total facilities with Santander and related subsidiaries		2,275,000	7,700,000		—	—
Total revolving credit facilities		$7,899,440	$18,298,953		$7,162,774	$174,274

(a)	Half of the outstanding balance on this facility matures in March 2018 and half matures in March 2019.

(b)	This line is held exclusively for financing of Chrysler Capital loans.

(c)	This line is held exclusively for financing of Chrysler Capital leases.

(d)	These repurchase facilities are collateralized by securitization notes payable retained by the Company. These facilities have rolling maturities of up to one year.

(e)	In July 2017, the Company executed a new warehouse line with an overall commitment limit of $600 million.

(f)
These lines generally are also collateralized by securitization notes payable and residuals retained by the Company. As of June 30, 2017 and December 31, 2016, $1,604,750 and $1,316,568, respectively, of the aggregate outstanding balances on these facilities were unsecured.

(g)	Fair value hedge adjustment of $1,179 recorded for the period. Amount represents the fair value adjustment associated with the application of hedge accounting on the debt.

	December 31, 2016
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	January 2018	$153,784	$500,000	3.17%	$213,578	$—
Warehouse line	Various	462,085	1,250,000	2.52%	653,014	14,916
Warehouse line	August 2018	534,220	780,000	1.98%	608,025	24,520
Warehouse line	August 2018	3,119,943	3,120,000	1.91%	4,700,774	70,991
Warehouse line	October 2018	702,377	1,800,000	2.51%	994,684	23,378
Repurchase facility	December 2017	507,800	507,800	2.83%	—	22,613
Repurchase facility	April 2017	235,509	235,509	2.04%	—	—
Warehouse line	November 2018	578,999	1,000,000	1.56%	850,758	17,642
Warehouse line	October 2018	202,000	400,000	2.22%	290,867	5,435
Warehouse line	November 2018	—	500,000	2.07%	—	—
Warehouse line	October 2017	243,100	300,000	2.38%	295,045	9,235
Total facilities with third parties		6,739,817	10,393,309		8,606,745	188,730
Facilities with Santander and related subsidiaries:
Line of credit	December 2017	500,000	500,000	3.04%	—	—
Line of credit	December 2018	175,000	500,000	3.87%	—	—
Line of credit	December 2017	1,000,000	1,000,000	2.86%	—	—
Line of credit	December 2018	1,000,000	1,000,000	2.88%	—	—
Line of credit	March 2017	300,000	300,000	2.25%	—	—
Line of credit	March 2019	—	3,000,000	3.74%	—	—
Total facilities with Santander and related subsidiaries		2,975,000	6,300,000		—	—
Total revolving credit facilities		$9,714,817	$16,693,309		$8,606,745	$188,730
Facilities with Third Parties
The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 3), securitization notes payables and residuals retained by the Company.`
Facilities with Santander and Related Subsidiaries
Lines of Credit
Through SHUSA, Santander provides the Company with $3,000,000 of committed revolving credit that can be drawn on an unsecured basis. Through its New York branch, Santander provides the Company with an additional $3,250,000 of long-term committed revolving credit facilities. The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2017 and December 31, 2018, respectively. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
Promissory Notes
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
SC Illinois as borrower executed a $500 million term promissory note with SHUSA as lender on May 11, 2017. Interest accrues on this note at the rate of 3.49%. The note has a maturity date of May 11, 2020.
SC Illinois as borrower executed a $650 million term promissory note with SHUSA as lender on March 31, 2017. Interest accrues on this note at the rate of 4.20%. The note has a maturity date of March 31, 2022.

Secured Structured Financings

The following table presents information regarding secured structured financings as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2013 Securitizations	January 2019 - March 2021	$831,651	$6,689,700	0.89%-1.59%	$1,090,267	$211,484
2014 Securitizations	February 2020 - April 2022	1,580,792	6,391,020	1.16%-1.72%	1,815,520	234,249
2015 Securitizations	September 2019 - January 2023	3,305,664	9,264,432	1.33%-2.29%	4,485,844	431,827
2016 Securitizations	April 2022 - March 2024	4,608,883	7,462,790	1.63%-2.80%	6,090,981	409,040
2017 Securitizations	April 2023 - Sept 2024	4,891,636	5,483,750	2.01%-2.52%	6,240,837	280,911
Public securitizations (a)		15,218,626	35,291,692		19,723,449	1,567,511
2010 Private issuances	June 2011	84,142	516,000	1.29%	184,567	6,108
2011 Private issuances	December 2018	151,487	1,700,000	1.46%	437,051	24,708
2013 Private issuances	September 2018	2,360,068	2,044,054	1.28%-1.38%	4,422,791	192,150
2014 Private issuances	March 2018 - November 2021	206,110	1,530,125	1.05%-1.40%	317,933	14,914
2015 Private issuances	December 2016 - July 2019	2,760,781	2,605,062	0.88%-2.81%	2,165,000	141,014
2016 Private issuances	May 2020 - September 2024	1,985,249	3,050,000	1.55%-2.86%	2,869,491	108,408
2017 Private issuances	April 2021 - September 2021	981,444	1,000,000	1.85%-2.27%	1,412,722	24,330
Privately issued amortizing notes		8,529,281	12,445,241		11,809,555	511,632
Total secured structured financings		$23,747,907	$47,736,933		$31,533,004	$2,079,143

(a)	Secured structured financings executed under Rule 144A of the Securities Act are included within this balance.

(b)	Secured structured financings may be collateralized by the Company's collateral overages of other issuances.

	December 31, 2016
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$197,470	$2,525,540	0.92%-1.23%	$312,710	$73,733
2013 Securitizations	January 2019 - January 2021	1,172,904	6,689,700	0.89%-1.59%	1,484,014	222,187
2014 Securitizations	February 2020 - January 2021	1,858,600	6,391,020	1.16%-1.72%	2,360,939	250,806
2015 Securitizations	September 2019 - January 2023	4,326,292	9,317,032	1.33%-2.29%	5,743,884	468,787
2016 Securitizations	April 2022 - March 2024	5,881,216	7,462,790	1.63%-2.46%	7,572,977	408,086
Securitizations		13,436,482	32,386,082		17,474,524	1,423,599
2010 Private issuances	June 2011	113,157	516,000	1.29%	213,235	6,270
2011 Private issuances	December 2018	342,369	1,700,000	1.46%	617,945	31,425
2013 Private issuances	September 2018-September 2020	2,375,964	2,693,754	1.13%-1.38%	4,122,963	164,740
2014 Private issuances	March 2018 - December 2021	643,428	3,271,175	1.05%-1.40%	1,129,506	68,072
2015 Private issuances	December 2016 - July 2019	2,185,166	2,855,062	0.88%-2.81%	2,384,661	140,269
2016 Securitizations	May 2020 - September 2024	2,512,323	3,050,000	1.55%-2.86%	3,553,577	90,092
Privately issued amortizing notes		8,172,407	14,085,991		12,021,887	500,868
Total secured structured financings		$21,608,889	$46,472,073		$29,496,411	$1,924,467

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of June 30, 2017 and December 31, 2016, the Company had private issuances of notes backed by vehicle leases totaling $5,524,132 and $3,862,274, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $8,377 and $7,084 for the three months ended June 30, 2017 and 2016, respectively, and $17,106 and $13,203 for the six months ended June 30, 2017 and 2016, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended June 30, 2017 and 2016 was $132,953 and $102,582, respectively. Total interest expense on secured structured financings for the six months ended June 30, 2017 and 2016 was $257,018 and $196,957, respectively.

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
On-balance sheet variable interest entities
The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of June 30, 2017 and December 31, 2016, the Company was servicing $27,897,214 and $27,802,971, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three and six months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Assets securitized	$4,750,103	$6,325,637	$12,396,728	$9,983,592

Net proceeds from new securitizations (a)	$3,485,091	$5,118,309	$9,061,892	$7,820,313
Net proceeds from sale of retained bonds	157,763	128,798	273,733	128,798
Cash received for servicing fees (b)	215,994	200,071	424,917	394,436
Net distributions from Trusts (b)	729,557	761,480	1,407,786	1,391,206
Total cash received from Trusts	$4,588,405	$6,208,658	$11,168,328	$9,734,753

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three and six months ended June 30, 2017, the Company sold $536,309 and $1,236,331 of gross retail installment contracts to VIEs in off-balance sheet securitizations for a loss of $3,461 and $6,180, respectively, which is recorded in investment losses, net in the accompanying condensed consolidated statements of income. The transactions were executed under the new securitization platform-SPAIN, with Santander. Santander, as a majority owned affiliate, will hold eligible vertical interest in Notes and Certificates of not less than 5% to comply with the Dodd-Frank Act risk retention rules. For the six months ended June 30, 2016, the Company executed no off-balance sheet securitizations with VIEs with which it has continuing involvement.
As of June 30, 2017 and December 31, 2016, the Company was servicing $3,012,305 and $2,741,101, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	June 30, 2017	December 31, 2016
SPAIN	$1,080,981	$—
Total serviced for related parties	1,080,981	—
Chrysler Capital securitizations	1,931,324	2,472,756
Other third parties	—	268,345
Total serviced for third parties	1,931,324	2,741,101
Total serviced for others portfolio	$3,012,305	$2,741,101
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Receivables securitized (a)	$536,309	$—	$1,236,331	$—

Net proceeds from new securitizations	$538,478	$—	$1,240,797	$—
Cash received for servicing fees	11,970	13,157	13,368	28,858
Total cash received from securitization trusts	$550,448	$13,157	$1,254,165	$28,858
(a) Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivatives financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company's exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.
During the three months ended June 30, 2017, the Company entered into an interest rate swap to hedge the interest rate risk on a certain fixed rate debt. This derivative was designated as a fair value hedge at inception and is accounted for by recording the change in the fair value of the derivative instrument and the related hedged item attributable to interest rate risk on the Condensed Consolidated Balance Sheets, with the corresponding income or expense recorded in the Condensed Consolidated Statements of Operations.

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
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at June 30, 2017 and December 31, 2016, are as follows:

	June 30, 2017
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$6,386,900	$44,840	$44,931	$(91)
Interest rate swap agreement designated as fair value hedges	650,000	1,232	1,640	(408)
Interest rate swap agreements not designated as hedges	617,500	2,957	2,957	—
Interest rate cap agreements	10,074,799	95,640	95,640	—
Options for interest rate cap agreements	10,074,799	(95,630)	—	(95,630)
Total return settlement	658,471	(31,123)	—	(31,123)

	December 31, 2016
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$7,854,700	$44,618	$45,551	$(933)
Interest rate swap agreements not designated as hedges	1,019,900	1,939	2,076	(137)
Interest rate cap agreements	9,463,935	76,269	76,269	—
Options for interest rate cap agreements	9,463,935	(76,281)	—	(76,281)
Total return settlement	658,471	(30,618)	—	(30,618)

In addition to the above, the Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at June 30, 2017 and December 31, 2016.

See Note 13 for disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2017 and December 31, 2016:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Received (a)	Net Amount
June 30, 2017
Interest rate swaps - Santander and affiliates	$6,589	$—	$6,589
Interest rate swaps - third party	42,939	(2,879)	40,060
Interest rate caps - Santander and affiliates	6,077	—	6,077
Interest rate caps - third party	89,563	(11,547)	78,016
Total derivatives subject to a master netting arrangement or similar arrangement	145,168	(14,426)	130,742
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$145,168	$(14,426)	$130,742
Total financial assets	$145,168	$(14,426)	$130,742

December 31, 2016
Interest rate swaps - Santander and affiliates	$5,372	$—	$5,372
Interest rate swaps - third party	42,254	(22,100)	20,154
Interest rate caps - Santander and affiliates	7,593	—	7,593
Interest rate caps - third party	68,676	—	68,676
Total derivatives subject to a master netting arrangement or similar arrangement	123,895	(22,100)	101,795
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$123,895	$(22,100)	$101,795
Total financial assets	$123,895	$(22,100)	$101,795

(a)	Cash collateral received is reported in Other liabilities or Due to affiliate, as applicable, in the condensed consolidated balance sheet.

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged (a)	Net Amount
June 30, 2017
Interest rate swaps - Santander & affiliates	$15	$—	$15
Interest rate swaps - third party	484	(484)	—
Back to back - Santander & affiliates	6,037	(6,037)	—
Back to back - third party	89,593	(77,507)	12,086
Total derivatives subject to a master netting arrangement or similar arrangement	96,129	(84,028)	12,101
Total return settlement	31,123	—	31,123
Total derivatives not subject to a master netting arrangement or similar arrangement	31,123	—	31,123
Total derivative liabilities	$127,252	$(84,028)	$43,224
Total financial liabilities	$127,252	$(84,028)	$43,224

December 31, 2016
Interest rate swaps - Santander & affiliates	$546	$(546)	$—
Interest rate swaps - third party	524	(524)	—
Back to back - Santander & affiliates	7,593	(7,593)	—
Back to back - third party	68,688	(68,688)	—
Total derivatives subject to a master netting arrangement or similar arrangement	77,351	(77,351)	—
Total return settlement	30,618	—	30,618
Total derivatives not subject to a master netting arrangement or similar arrangement	30,618	—	30,618
Total derivative liabilities	$107,969	$(77,351)	$30,618
Total financial liabilities	$107,969	$(77,351)	$30,618

(a)
Cash collateral pledged is reported in Other assets or Due from affiliate, as applicable, in the condensed consolidated balance sheet. In certain instances, the Company is over-collateralized since the actual amount of cash pledged as collateral exceeds the associated financial liability. As a result, the actual amount of cash collateral pledged that is reported in Other assets or Due from affiliates may be greater than the amount shown in the table above.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(9,895)	$(2,217)	$(8,859)
Interest rate swap agreements designated as fair value hedges	1,232	—	—
Total	$(8,663)	$(2,217)	$(8,859)

Derivative instruments not designated as hedges:
Gains (losses) recognized in operating expenses	$(272)

	Three Months Ended June 30, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$27	$(36,006)	$(12,561)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$11,696
Gains (losses) recognized in operating expenses	$(1,364)

	Six Months Ended June 30, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(9,512)	$5,115	$(4,619)
Interest rate swap agreements designated as fair value hedges	1,232	—	—
Total	$(8,280)	$5,115	$(4,619)

Derivative instruments not designated as hedges:
Gains (losses) recognized in operating expenses	$426

	Six Months Ended June 30, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$235	$(109,011)	$(24,643)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$6,197
Gains (losses) recognized in operating expenses	$(2,680)

The ineffectiveness related to the interest rate swap agreement designated as fair value hedge was insignificant for the six months ended June 30, 2017. The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the six months ended June 30, 2017 and 2016. The Company estimates that approximately $13,000 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	June 30, 2017	December 31, 2016
Vehicles (a)	$237,525	$257,382
Manufacturer subvention payments receivable (b)	106,146	161,447
Upfront fee (b)	87,500	95,000
Derivative assets at fair value (c)	132,502	110,930
Derivative - third party collateral	77,554	75,089
Prepaids	42,526	46,177
Accounts receivable	31,541	22,480
Other	20,827	16,905
Other assets	$736,121	$785,410

(a)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

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
The Company recorded income tax expense of $83,433 (24.0% effective tax rate) and $154,218 (35.2% effective tax rate) during the three months ended June 30, 2017 and 2016, respectively. The Company recorded income tax expense of $161,434 (28.3% effective tax rate) and $274,861 (35.9% effective tax rate) during the six months ended June 30, 2017 and 2016, respectively.
The Company has historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Puerto Rican subsidiary, SCI. In June 2017, the Company asserted that $122.4 million of undistributed net earnings of SCI would be indefinitely reinvested outside the United States and recorded a $17.6 million deferred tax benefit to reduce the deferred tax liability recorded at the end of 2016 and a $23.1 million deferred tax benefit for the six months ended June 30, 2017. This change in assertion was primarily driven by future US cash projections and the Company’s intent to invest the earnings generated outside the United States. If the Company's intent or ability regarding the amount indefinitely reinvested changes in the future, then under ASC 740-30 (formerly APB 23), unremitted earnings that are no longer permanently invested would become subject to deferred income taxes under United States law.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $467 and $1,087 at June 30, 2017 and December 31, 2016, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.
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

The following table summarizes liabilities recorded for commitments and contingencies as of June 30, 2017 and December 31, 2016, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2017	December 31, 2016
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$16,128	$10,134
Agreement with Bank of America	Servicer performance fee	8,865	9,797
Agreement with CBP	Loss-sharing payments	4,605	4,563
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	20,030	39,200

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $16,128 and $10,134 at June 30, 2017 and December 31, 2016, respectively, related to these obligations.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that the Company maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. The Company has not met these penetration rates at June 30, 2017. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to the Company's financial condition and results of operations.

Agreement with Bank of America
Until January 31, 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to sell up to $300,000 of eligible loans to the bank each month. On October 27, 2016, Bank of America notified the Company that it was terminating the flow agreement effective January 31, 2017, and accordingly, the flow agreement is terminated. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $8,865 and $9,797 at June 30, 2017 and December 31, 2016, respectively, related to this obligation.
Agreement with CBP
Until May 1, 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. Under the flow agreement, as amended, CBP's committed purchases of Chrysler Capital prime loans were a maximum of $200,000 and a minimum of $50,000 per quarter. The Company retained servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $4,605 and $4,563 at June 30, 2017 and December 31, 2016, respectively, related to the loss-sharing obligation.
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

As of June 30, 2017, the Company has accrued aggregate legal and regulatory liabilities of $20,030. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Steck v. Santander Consumer USA Holdings Inc. et al., No. 1:14-cv-06942 (the Deka Lawsuit). The Deka Lawsuit was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company's IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K.

The amended class action complaint in the Deka Lawsuit alleges that our Registration Statement and Prospectus and certain subsequent public disclosures contained misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, the Company and the individual defendants moved to dismiss the amended class action complaint, and on June 13, 2016, the motion to dismiss was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes, on February 17, 2017, the Company filed an opposition to the plaintiffs' motion to certify the proposed classes, and on March 31, 2017, the plaintiffs filed their reply brief. On July 11, 2017, the court granted an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017).

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

On December 20, 2016, the plaintiffs filed an amended class action complaint. The amended class action complaint in the Parmelee Lawsuit alleges that the Company made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods in, among other public disclosures, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and the Company’s amended filings for prior reporting periods. The amended class action complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On March 14, 2017, the Company filed a motion to dismiss the Parmelee Lawsuit, on April 25, 2017, the plaintiffs filed an opposition to the motion to dismiss, and on June 9, 2017, the Company filed a reply to the plaintiffs’ opposition.

On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. On April 13, 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

In October 2014, May 2015, July 2015, and February 2017, the Company received subpoenas and/or Civil Investigative Demands (CIDs) from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. The Company has been informed that these states will serve as an executive committee on behalf of a group of 30 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to the Company's underwriting, securitization, servicing and collection of nonprime auto loans. The Company believes that several other companies in the auto finance sector have received similar subpoenas and CIDs. The Company is cooperating with the Attorneys General of the states involved. The Company believes that it is reasonably possible that it will suffer a loss related to the Attorneys General, however, any such loss is not currently estimable.

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

On January 10, 2017, the Attorney General of the State of Mississippi (the Mississippi AG) filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that the Company engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the “MCPA”) and seeks unspecified civil penalties, equitable relief and other relief. On March 31, 2017, the Company filed motions to dismiss the Mississippi AG’s lawsuit. On May 18, 2017, the Company filed a motion to stay the Mississippi AG’s lawsuit pending the resolution of an interlocutory appeal relating to the MCPA before the Mississippi Supreme Court in Purdue Pharma, L.P., et al. v. State, No. 2017-IA- 00300-SCT, on May 30, 2017, the Mississippi AG filed an opposition to the motion to stay, and on June 14, 2017, the Company filed a reply to the Mississippi AG’s opposition.

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
The Company has extended revolving lines of credit to certain auto dealers. Under this arrangement, the Company is committed to lend up to each dealer's established credit limit. At June 30, 2017 and December 31, 2016, there was an outstanding balance under these lines of credit of $26 and $2,529, respectively, and a committed amount under these lines of credit of $26 and $2,920, respectively.
The Company committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of June 30, 2017 and December 31, 2016, the Company was obligated to purchase $14,030 and $12,634, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, the Company and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by the Company, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.
Under terms of an application transfer agreement with another OEM, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay the OEM a referral fee.
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were upward adjustments of zero for the three and six months ended June 30, 2017, respectively. There were downward adjustments of zero and $836 for the three and six months ended June 30, 2016, respectively.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2017, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated on May 9, 2015. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's condensed consolidated balance sheets. As of June 30, 2017, the balance in the collateral account is $552. In January 2015, the Company additionally agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception. As of June 30, 2017 and December 31, 2016, the Company had a recorded liability of $2,691 related to the residual losses covered under the agreement.

On March 31, 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200,000 in proceeds. On June 29, 2015, the Company and the third party executed an amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $275,000. On September 30, 2015, the Company and the third party executed a second amendment to the forward flow asset sale agreement, which required sales to occur quarterly. On November 13, 2015, the Company and the third party executed a third amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $350,000. However, any sale more than $275,000 is subject to a market price check. As of June 30, 2017 and December 31, 2016, the remaining aggregate commitment was $119,284 and $166,167, respectively.
Employment Agreements
Pursuant to the terms of a Separation Agreement among former CEO Thomas G. Dundon, the Company, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will owe Mr. Dundon a cash payment of up to $115,139 (Note 11).

Leases

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $2,728 and $5,467 for the three and six months ended June 30, 2017, respectively and $2,889 and $5,839 for the three and six months ended June 30, 2016, respectively. The remaining obligations under lease commitments at June 30, 2017 are as follows:

2017	$12,294
2018	12,772
2019	12,943
2020	13,047
2021	12,476
Thereafter	50,630
Total	$114,162

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Line of credit agreement with Santander - New York Branch (Note 5)	$15,490	$16,123	$38,466	$36,396
Debt facilities with SHUSA (Note 5)	20,261	6,005	32,894	8,869
Accrued interest for affiliate lines/letters of credit at June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017	December 31, 2016
Line of credit agreement with Santander - New York Branch (Note 5)	$4,077	$6,297
Debt facilities with SHUSA (Note 5)	11,292	1,737
In August 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,370 and $2,948 for the three and six months ended June 30, 2017, respectively, and $1,589 and $3,167 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had $4,568 and $1,620 of related fees payable to Santander, respectively.
Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $4,522,000 and $7,259,400 at June 30, 2017 and December 31, 2016, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $5,465 and $15,092 at June 30, 2017 and December 31, 2016, respectively. Interest expense and mark-to-market adjustments on these agreements totaled $245 and $4,016 for the three months ended June 30, 2017 and 2016, respectively, and $216 and $14,166 for the six months ended June 30, 2017 and 2016, respectively.
Originations
The Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. On April 15, 2016, the relationship management fee was replaced with an origination fee and annual renewal fee for each loan. The Company did not recognize any relationship management fee income the three and six months period ended June 30, 2017 and 2016. The Company recognized $368 and $1,283 of origination fee income for the three months ended June 30, 2017 and 2016, respectively and $968 and $1,283 of origination fee income for the six months ended June 30, 2017 and 2016. Additionally, the Company recognized $272 and $113 of renewal fee income for the three months ended June 30, 2017 and 2016, respectively, and $578 and $113 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had origination and renewal fees receivable from SBNA of $129 and $552. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. Servicing fee expense under this agreement totaled $26 and $56 for the three and six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the Company had $10 and $21, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of June 30, 2017 or December 31, 2016 for such advances.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $3,637 and $2,761 related to such originations as of June 30, 2017 and December 31, 2016, respectively.
The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to the Company in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of June 30, 2017 and December 31, 2016, the unamortized fee balance was $5,400 and $5,850, respectively. The Company recognized $225 and $450 of income related to the referral fee for the three and six months ended June 30, 2017 and 2016, respectively.
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $845 and $1,209 for the three months ended June 30, 2017 and 2016, respectively and $1,770 and $3,317 for the six months ended June 30, 2017 and 2016, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Total serviced portfolio	$460,470	$531,117
Cash collections due to owner	17,478	21,427
Servicing fees receivable	1,033	1,123

Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated/serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred $76 and $116 for these services during the three and six months ended June 30, 2017.
Flow Agreements
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company received an origination fee on all leases originated under this agreement and continues to service these vehicles leases. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. Servicing fee income recognized on leases serviced for SBNA totaled $1,656 and $2,450 for the three months ended June 30, 2017 and 2016, respectively, and $3,049 and $3,999 for the six months ended June 30, 2017 and 2016, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Total serviced portfolio	$641,074	$1,297,317
Cash collections due to owner	50	78
Origination and servicing fees receivable	952	926
Revenue share reimbursement receivable	2,899	612

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby the Company indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, the Company established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and the Company, in the case of payments and sale proceeds. As of June 30, 2017 and December 31, 2016, the balance in the collateral account is $552 and $11,329, respectively. The Company recognized no indemnification expense for the three and six months ended June 30, 2017, and 2016.

Also, in January 2015, the Company agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception. At the time of the agreement, the Company established a collateral account held by SBNA to cover the expected losses, as of June 30, 2017 and December 31, 2016, the balance in the collateral account was $2,710 and $2,706, respectively. As of June 30, 2017 and December 31, 2016, the Company had a recorded liability of $2,691 related to the residual losses covered under the agreement.
Securitizations
On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company will provide servicing on all loans originated under this arrangement. As at June 30, 2017, the Company sold $1,236,331 of loans under this agreement and recognized a loss of $3.5 million for the six months ended June 30, 2017, which is included in investment losses in the accompanying condensed consolidated financial statements. Servicing fee income recognized totaled $890 for the three and six months ended June 30, 2017. The Company had $5,211 of collections due to Santander as of June 30, 2017.
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
As of June 30, 2017, the Company has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the condensed consolidated statement of income and comprehensive income in the period in which approval is obtained.

Also, in connection with, and pursuant to, the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS LLC, SHUSA and Santander entered into an amendment to the Shareholders Agreement (the Second Amendment). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of Company Common Stock owned by DDFS LLC in accordance with the terms and conditions of the Shareholders Agreement, the definition of the term “Average Stock Price” to mean $26.83. Pursuant to the Separation Agreement, SHUSA was deemed to have delivered as of July 3, 2015 an irrevocable notice to exercise the call option with respect to all 34,598,506 shares of the Company's Common Stock owned by DDFS LLC and consummate the transactions contemplated by such call option notice, subject to the receipt of required bank regulatory approvals and any other approvals required by law (the Call Transaction). Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300,000 revolving loan which, as of the maturity date, had a $290,000 unpaid principal balance. Pursuant to the Loan Agreement, 29,598,506 shares of the Company’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the Pledge Agreement). Because the Call Transaction was not completed on or before the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to any shares of Company Common Stock ultimately sold in the Call Transaction. The Shareholder Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option. If consummated in full, SHUSA would pay DDFS LLC $928,278 plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

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

The parties continue in discussions on these matters. Any future agreement on these matters would be subject to any required internal and regulatory approvals and execution of definitive documentation.

Other related-party transactions

As of June 30, 2017, Jason Kulas, a director of the Company and the Company's current CEO, Mr. Dundon, and a Santander employee who was a member of the Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended June 30, 2017 and 2016, the Company recorded $1,285 and $1,287, respectively, in lease expenses on this property. For the six months ended June 30, 2017 and 2016, the Company recorded $2,560 and $2,552, respectively, in lease expenses on this property. The Company subleases approximately13,000 square feet of its corporate office space to SBNA. For the three months ended June 30, 2017 and 2016, the Company recorded $41 in sublease revenue on this property. For the six months ended June 30, 2017 and 2016, the Company recorded $82 in sublease revenue on this property. Future minimum lease payments over the remainder of the 9-year term of the lease, which extends through 2026, total $65,718.

The Company's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of June 30, 2017 and December 31, 2016, SCI had cash of $78,356 and $98,836, respectively, on deposit with Banco Santander Puerto Rico.

During 2015, Santander Investment Securities Inc. (SIS), an affiliated entity, purchased an investment of $2,000 in the Class A3 notes of CCART 2013-A, a securitization Trust formed by the Company in 2013. Although CCART 2013-A is not a consolidated entity of the Company, the Company continues to service the assets of the associated trust. SIS also serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended June 30, 2017 and 2016, totaled $1,009 and $949, respectively, and totaled $1,159 and $1,049 for the six months ended June 30, 2017 and 2016, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $21 and $24 for the three months ended June 30, 2017 and 2016, respectively, and $42 and $48 for the six months ended June 30, 2017 and 2016, respectively.

The Company is party to an MSA with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. This cost method investment was carried at a value of zero in the Company's condensed consolidated balance sheets as of June 30, 2017, as it had been fully impaired. The MSA enables the Company to review point-of-sale credit applications of retail store customers. During the six months ending June 30, 2016, the Company did not originate any loans under the MSA and effective August 17, 2016, the Company ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generate rebates based on purchases made. As at June 30, 2017, the activities associated with the program were insignificant.

Effective April 1, 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $212 for the three and six months ended June 30, 2017.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards whereby the holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares are considered to be participating securities.

The calculation of diluted EPS excludes 952,111 and 1,466,891 employee stock option awards for the three and six months ended June 30, 2017 and 2016, as the effect of those securities would be anti-dilutive. Restricted stock units of 479 and 555 for three and six months ended June 30, 2017 (nil for three and six months ended June 30, 2016), were excluded from the calculation of diluted EPS as the effect of those securities would be anti-dilutive.

The following table represents EPS numbers for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings per common share
Net income	$264,675	$283,345	$408,102	$491,644
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	359,311	357,868	359,134	357,747
Weighted average number of participating restricted common shares outstanding (in thousands)	150	350	150	350
Weighted average number of common shares outstanding (in thousands)	359,461	358,218	359,284	358,097
Earnings per common share	$0.74	$0.79	$1.14	$1.37
Earnings per common share - assuming dilution
Net income	$264,675	$283,345	$408,102	$491,644
Weighted average number of common shares outstanding (in thousands)	359,461	358,218	359,284	358,097
Effect of employee stock-based awards (in thousands)	368	1,650	644	1,330
Weighted average number of common shares outstanding - assuming dilution (in thousands)	359,829	359,868	359,928	359,427
Earnings per common share - assuming dilution	$0.74	$0.79	$1.13	$1.37

13.	Fair Value of Financial Instruments
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	June 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$341,412	$341,412	$341,412	$—	$—
Finance receivables held for investment, net (b)	23,527,419	24,609,259	—	—	24,609,259
Restricted cash (a)	2,756,879	2,756,879	2,756,879	—	—
Total	$26,625,710	$27,707,550	$3,098,291	$—	$24,609,259
Liabilities:
Notes payable — credit facilities (c)	$5,624,440	$5,624,440	$—	$—	$5,624,440
Notes payable — secured structured financings (d)	23,747,907	23,875,621	—	13,962,546	9,913,075
Notes payable — related party (e)	2,276,179	2,276,179	—	—	2,276,179
Total	$31,648,526	$31,776,240	$—	$13,962,546	$17,813,694

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$160,180	$160,180	$160,180	$—	$—
Finance receivables held for investment, net (b)	23,456,506	24,630,599	—	—	24,630,599
Restricted cash (a)	2,757,299	2,757,299	2,757,299	—	—
Total	$26,373,985	$27,548,078	$2,917,479	$—	$24,630,599
Liabilities:
Notes payable — credit facilities (c)	$6,739,817	$6,739,817	$—	$—	$6,739,817
Notes payable — secured structured financings (d)	21,608,889	21,712,691	—	13,530,045	8,182,646
Notes payable — related party (e)	2,975,000	2,975,000	—	—	2,975,000
Total	$31,323,706	$31,427,508	$—	$13,530,045	$17,897,463

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

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$89,563	$—	$89,563	$—
Due from affiliates — trading interest rate caps (a)	6,077	—	6,077	—
Other assets — cash flow hedging interest rate swaps (a)	39,977	—	39,977	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,954	—	4,954	—
Other assets — fair value hedging interest rate swap (a)	1,640	—	1,640	—
Other assets — trading interest rate swaps (a)	1,323	—	1,323	—
Due from affiliates — trading interest rate swaps (a)	1,635	—	1,635	—
Other liabilities — trading options for interest rate caps (a)	89,593	—	89,593	—
Due to affiliates — trading options for interest rate caps (a)	6,037	—	6,037	—
Other liabilities — cash flow hedging interest rate swaps (a)	76	—	76	—
Due to affiliates — cash flow hedging interest rate swaps (a)	15	—	15	—
Other liabilities — fair value hedging interest rate swaps (a)	408	—	408	—
Other liabilities — total return settlement (a,b)	31,123	—	—	31,123
Retail installment contracts acquired individually (c)	30,489	—	—	30,489

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$68,676	$—	$68,676	$—
Due from affiliates — trading interest rate caps (a)	7,593	—	7,593	—
Other assets — cash flow hedging interest rate swaps (a)	41,471	—	41,471	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,080	—	4,080	—
Other assets — trading interest rate swaps (a)	783	—	783	—
Due from affiliates — trading interest rate swaps (a)	1,292	—	1,292	—
Other liabilities — trading options for interest rate caps (a)	68,688	—	68,688	—
Due to affiliates — trading options for interest rate caps (a)	7,593	—	7,593	—
Other liabilities — cash flow hedging interest rate swaps (a)	482	—	482	—
Due to affiliates — cash flow hedging interest rate swaps (a)	451	—	451	—
Other liabilities — trading interest rate swaps (a)	42	—	42	—
Due to affiliates — trading interest rate swaps (a)	95	—	95	—
Other liabilities — total return settlement (a,b)	30,618	—	—	30,618
Retail installment contracts acquired individually (c)	24,495	—	—	24,495

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance — beginning of period	$30,652	$4,139	$24,495	$6,770
Additions / issuances	6,396	11,874	19,727	11,874
Net collection activities	(6,998)	(3,411)	(17,123)	(6,042)
Gains recognized in earnings	439	—	3,390	—
Balance — end of period	$30,489	$12,602	$30,489	$12,602
The following table presents the changes in the total return settlement balance, which is classified as Level 3, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance — beginning of period	$31,123	$53,793	$30,618	$53,432
Losses recognized in earnings	—	1,364	505	2,680
Settlements	—	(1,614)	—	(2,569)
Balance — end of period	$31,123	$53,543	$31,123	$53,543
The Company did not have any transfers between Levels 1 and 2 during the three and six months ended June 30, 2017 and 2016. There were no amounts transferred into or out of Level 3 during the three and six months ended and June 30, 2017 and 2016.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets that are measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense
Other assets — vehicles (a)	$237,525	$—	$237,525	$—	$—
Personal loans held for sale (b)	971,909	—	—	971,909	154,281
Retail installment contracts held for sale (c)	1,151,194	—	—	1,151,194	7,523
Auto loans impaired due to bankruptcy (d)	77,005	—	77,005	—	48,113

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense
Other assets — vehicles (a)	$257,382	$—	$257,382	$—	$—
Personal loans held for sale (b)	1,077,600	—	—	1,077,600	414,703
Retail installment contracts held for sale (c)	1,045,815	—	—	1,045,815	8,913

(a)	The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.

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

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2017:

Financial Instruments	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Retail installment contracts held for investment	$30,489	Discounted Cash Flow	Discount Rate	9.0% - 9.5%
			Default Rate	24%
			Prepayment Rate	6%
Personal loans held for sale	$971,909	Market Approach	Discount Rate	15.8% - 17.8%

Retail installment contracts held for sale	$1,151,194	Discounted Cash Flow	Discount Rate	3.0% - 9.0%
			Default Rate	3.4% - 7.7%
			Prepayment Rate	17.8%
Financial Liabilities:
Total return settlement	$31,123	Discounted Cash Flow	Discount Rate	6.4%

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
Compensation expense related to the 583,890 shares of restricted stock the Company has issued to certain executives is recognized over a five-year vesting period, with $181 and $180 recorded for the three months ended June 30, 2017 and 2016, and $359 and $361 for the six months ended June 30, 2017 and 2016, respectively,
A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	4,295,830	$12.70	5.6	$12,982
Granted	—	—	—	—
Exercised	(354,009)	9.42	—	1,407
Expired	(131,498)	12.46	—	—
Forfeited	(483,166)	11.08	—	—
Options outstanding at June 30, 2017 (a)	3,327,157	13.30	5.3	—
Options exercisable at June 30, 2017	2,801,122	$11.60	4.9	$3,255
(a) The stock options outstanding at June 30, 2017 had aggregate intrinsic values of zero as the aggregate exercise price was greater than the aggregate market value.

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Such RSUs were granted during the six months ended June 30, 2017. Under the Company's Omnibus Incentive Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three or five years. The Company also has granted certain officers RSUs that vest over either a three or five year period, with vesting dependent on Banco Santander performance over that time. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date.
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
Treasury Stock
The Company had 94,595 shares of treasury stock outstanding, with a cost of $1,600, as of June 30, 2017 and December 31, 2016. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the Company. Additionally, 91,441 shares were withheld to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance, unrealized gains (losses) on cash flow hedges	$35,504	$(36,065)	$28,259	$2,125
Other comprehensive loss before reclassifications	(14,022)	(22,578)	(4,123)	(68,340)
Amounts reclassified out of accumulated other comprehensive income (a)	6,378	7,877	3,724	15,449
Ending balance, unrealized losses on cash flow hedges	$27,860	$(50,766)	$27,860	$(50,766)

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2017 and 2016 consist of the following:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$8,859	Interest expense	$12,561	Interest expense
Tax expense (benefit)	(2,481)		(4,684)
Net of tax	$6,378		$7,877

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$4,619	Interest expense	$24,643	Interest expense
Tax expense (benefit)	(895)		(9,194)
Net of tax	$3,724		$15,449

Dividend Restrictions
The Company is restricted from declaring or paying any future dividends, or making any capital distribution, until such time as the FRBB issues a written non-objection to a revised capital plan submitted by SHUSA or the FRBB otherwise issues its written non-objection to the payment of a dividend by the Company. In June 2017, SHUSA announced that the FRBB did not object to the planned capital actions described in SHUSA’s 2017 Capital Plan that was submitted as part of the annual Comprehensive Capital Analysis and Review (CCAR). Included in SHUSA’s capital actions are proposed dividend payments for the Company’s stockholders beginning in the fourth quarter of 2017 (Q4 2017). The Company's portion of the SHUSA capital plan includes a $0.03 per share distribution in Q4 2017 and a $0.05 per share distribution in the first and second quarters of 2018. While the FRBB did not object to SHUSA’s capital distribution plans, any of the Company's capital distribution is subject to approval of the Board and SHUSA’s Board of Directors. The timing and amount of capital actions will depend on various factors, including the business plans and financial performance of both the Company and SHUSA, as well as market conditions.

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
Investment losses, net was comprised of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gain (loss) on sale of loans and leases	$(2,179)	$788	$(13,061)	$2,396
Lower of cost or market adjustments	(95,683)	(94,767)	(161,804)	(158,980)
Other gains, losses and impairments, net	(1,660)	(7,330)	(1,056)	(13,781)
	$(99,522)	$(101,309)	$(175,921)	$(170,365)

The lower of cost or market adjustments for the three and six months ended June 30, 2017 included $107,717 and $224,358 in customer default activity, respectively, and net favorable adjustments of $12,034 and $62,554, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015. The lower of cost or market adjustments for the three and six months ended June 30, 2016 included $97,169 and $198,516 in customer default activity and favorable adjustments of $2,402 and $39,536, respectively, related to net changes in the unpaid principal balance on the personal lending portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the 2016 Annual Report on Form 10-K and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “SEC Filings.” The SEC’s website also contains current reports and other information regarding the Company at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of June 30, 2017, approximately 58.7%) by SHUSA, a wholly-owned subsidiary of Santander.
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

	Program Year (a)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	19%	20%

(a)	Program years run from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.

(b)
Actual penetration rates shown for Program Year 1, 2 , 3 and 4 are as of April 30, 2014, 2015, 2016 and 2017, respectively, the end date of each of those Program Years. Actual penetration rate shown for Program Year 5, which ends April 30, 2018, is as of June 30, 2017.

The target penetration rate as of April 30, 2017 (the end of the fourth year of the Chrysler Agreement) was 64% and the target penetration rate as of April 30, 2018 is 65%. The Company's actual penetration rate as of June 30, 2017 was 20%, an improvement from the penetration rate of 17% as of December 31, 2016. The penetration rate has been constrained due to the competitive landscape and low interest rates, causing the subvented loan offers not to be materially more attractive than other lenders' offers. While the Company has not achieved the target penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, the Company continues to work with FCA to improve penetration rates, and it remains committed to the Chrysler Agreement.
The Company has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. The Company has partnered with FCA to roll out two pilot programs, including a dealer rewards program and a nonprime subvention program. During the six months ended June 30, 2017, the Company originated $3.4 billion in Chrysler Capital loans which represented 43% of total retail installment contract originations, with an approximately even share between prime and non-prime, as well as more than $3.0 billion in Chrysler Capital leases. Since its May 1, 2013, launch, Chrysler Capital has originated $41.9 billion in retail loans and $20.6 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of June 30, 2017, the Company's auto retail installment contract portfolio consisted of $7.2 billion of Chrysler Capital loans which represents 31% of the Company's auto retail installment contract portfolio.
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
Economic and Business Environment
The U.S. economy continues to stabilize. Unemployment rates declined to pre-recession levels of 4.4% as reported by the Bureau of Labor Statistics for June 30, 2017. The Federal Reserve raised its federal funds rate by 25 basis points, to 100 - 125 basis points in June 2017, the second rate increase during fiscal 2017. The energy sector has also stabilized after the market for oil bottomed out in January 2016 and has since continued to recover throughout the year.
Despite this stability, consumer debt levels continued to rise, specifically auto debt. As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company's financial position, results of operations or cash flow.
The following table shows the percentage of unpaid principal balance on the Company's retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $27,434,063 and $27,358,147 at June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017	December 31, 2016
	Retail Installment Contracts Held for Investment
Texas	16%	17%
Florida	12%	13%
California	9%	10%
Georgia	6%	5%
North Carolina	4%	4%
Illinois	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
Louisiana	3%	3%
Ohio	3%	2%
Other states	36%	35%
	100%	100%

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
How the Company Assesses its Business Performance

Net income, and the associated return on assets and equity, are the primary metrics by which the Company judges the performance of its business. Accordingly, the Company closely monitors the primary drivers of net income:

•
Net financing income — The Company tracks the spread between the interest and finance charge income earned on assets and the interest expense incurred on liabilities, and continually monitors the components of its yield and cost of funds. The Company's effective interest rate on borrowing is driven by various items including, but not limited to, credit quality of the collateral assigned, used/unused portion of facilities, and reference rate for the credit spread. These drivers, as well as external rate trends, including the Treasury swap curve and spot and forward rates are monitored.

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

Second Quarter 2017 Summary of Results
Key highlights of the Company's performance in the second quarter of 2017 included:

•	Announced proposed dividend payments of $0.03 per share in Q4 2017 and $0.05 per share in Q1 and Q2 of 2018, following SHUSA's 2017 CCAR results,

•	Total auto originations of $5.5 billion, up 1% from $5.4 billion originated in the same quarter in 2016;

•	Core retail auto originations of $2.3 billion, up 36% in the same quarter in 2016

•	Chrysler Capital nonprime loan originations of $948 million, up 11% in the same quarter in 2016

•	Chrysler Capital prime loan originations of $854 million, down 30% in the same quarter in 2016

•	Net finance and other interest income of $1.1 billion, down 6% compared to the same quarter in 2016;

•	Net leased vehicle income of $131.0 million, up 4.6% compared to the same quarter in 2016

•	Return on average assets of 2.7%, down from 3.0% compared to the same quarter in 2016;

•	Common equity tier 1 (CET1) ratio of 14.3%, up 170 bps compared to the same quarter in 2016; and

•	Chrysler penetration rate of 20%, up from 19% at the end of the first quarter of 2017 and down from 22% compared to the same quarter in 2016.
Recent Developments and Other Factors Affecting The Company's Results of Operations
Personal Lending
As a result of the strategic evaluation of its personal lending portfolio, in the third quarter of 2015, the Company began reviewing strategic alternatives for exiting the personal loan portfolios. On February 1, 2016, the Company completed the sale of substantially all LendingClub loans to a third-party buyer at an immaterial premium to par value. On April 14, 2017, the Company sold the remaining portfolio comprised of personal installment loans to a third-party buyer.
The Company's other significant personal lending relationship is with Bluestem. The Company continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in the Company's condensed consolidated financial statements. Accordingly, the Company has recorded $154 million year-to-date in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. The Company is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $972 million at June 30, 2017.
Securitizations
On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company provides servicing on all loans originated under this arrangement. For the six months ended June 30, 2017, the Company sold $1.2 billion of loans under this agreement.
Dividend Restrictions
The Company is restricted from declaring or paying any future dividends, or making any capital distribution, until such time as the FRBB issues a written non-objection to a revised capital plan submitted by SHUSA or the FRBB otherwise issues its written non-objection to the payment of a dividend by the Company. In June 2017, SHUSA announced that the FRBB did not object to the planned capital actions described in SHUSA’s 2017 Capital Plan that was submitted as part of the annual Comprehensive Capital Analysis and Review (CCAR). Included in SHUSA’s capital actions are proposed dividend payments for the Company’s stockholders beginning in the fourth quarter of 2017 (Q4 2017). The Company's portion of the SHUSA capital plan includes a $0.03 per share distribution in Q4 2017 and a $0.05 per share distribution in the first and second quarters of 2018. While the FRBB did not object to SHUSA’s capital distribution plans, any of the Company's capital distribution is subject to approval of the Board and SHUSA’s Board of Directors. The timing and amount of capital actions will depend on various factors, including the business plans and financial performance of both the Company and SHUSA, as well as market conditions.

Volume
The Company's originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$3,750,752	$3,176,087	$6,669,307	$7,482,180
Average APR	15.6%	14.0%	16.7%	14.9%
Average FICO® (a)	612	624	598	609
Discount	0.3%	0.2%	0.4%	0.5%

Personal loans	$5,660	$9,272	$5,660	$9,281
Average APR	25.7%	25.0%	25.7%	25.0%

Leased vehicles	$1,426,957	$1,694,829	$3,027,616	$3,311,909

Capital lease	$1,001	$1,805	$2,178	$3,658
Total originations retained	$5,184,370	$4,881,993	$9,704,761	$10,807,028

Sold Originations
Retail installment contracts	$304,748	$547,007	$1,172,771	$1,403,717
Average APR	6.6%	3.6%	6.2%	3.0%
Average FICO® (b)	725	754	727	758

Total originations	$5,489,118	$5,429,000	$10,877,532	$12,210,745

(a)
Unpaid principal balance excluded from the weighted average FICO score is $503 million and $509 million for the three months ended June 30, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $49 million and $99 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.0 billion and $1.3 billion for the six months ended June 30, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $77 million and $296 million, respectively, were commercial loans.

(b)
Unpaid principal balance excluded from the weighted average FICO score is $39 million and $64 million for the three months ended June 30, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $14 million and zero, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $156 million and $175 million for the six months ended June 30, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $58 million and zero, respectively, were commercial loans.

Total originations decreased $1.3 billion, or 11%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. The decrease was primarily attributable to continued high competition in the auto loan originations market, particularly the prime environment. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

The Company's originations of individually acquired retail installment contracts and leases by vehicle type during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	(Dollars amounts in thousands)
Retail installment contracts
Car	$1,733,010	42.7%	$1,495,766	40.2%	$3,391,628	43.2%	$3,757,203	42.3%
Truck and utility	1,985,619	49.0%	1,902,390	51.1%	3,854,854	49.2%	4,464,100	50.2%
Van and other (a)	336,871	8.3%	324,938	8.7%	595,596	7.6%	664,594	7.5%
	$4,055,500	100.0%	$3,723,094	100.0%	$7,842,078	100.0%	$8,885,897	100.0%

Leased vehicles
Car	$335,338	23.5%	$196,467	11.6%	$636,234	21.0%	$328,678	9.9%
Truck and utility	1,006,587	70.5%	1,333,903	78.7%	2,183,666	72.1%	2,643,896	79.8%
Van and other (a)	85,032	6.0%	164,459	9.7%	207,716	6.9%	339,335	10.3%
	$1,426,957	100.0%	$1,694,829	100.0%	$3,027,616	100.0%	$3,311,909	100.0%

Total originations by vehicle type
Car	$2,068,348	37.7%	$1,692,233	31.2%	$4,027,862	37.1%	$4,085,881	33.5%
Truck and utility	2,992,206	54.6%	3,236,293	59.7%	6,038,520	55.6%	7,107,996	58.3%
Van and other (a)	421,903	7.7%	489,397	9.1%	803,312	7.4%	1,003,929	8.2%
	$5,482,457	100.0%	$5,417,923	100.0%	$10,869,694	100.0%	$12,197,806	100.0%
(a) Other primarily consists of commercial vehicles.
The Company's asset sales for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollar amounts in thousands)
Retail installment contracts	$566,309	$659,224	$1,496,899	$1,519,179
Average APR	6.6%	3.5%	6.2%	2.9%
Average FICO®	725	758	726	762

Personal loans	$—	$—	$—	$869,349
Average APR	—	—	—	17.9%
Total asset sales	$566,309	$659,224	$1,496,899	$2,388,528

Total assets sales decreased $892 million, or 37% from the six months ended June 30, 2016 to the six months ended June 30, 2017. The decrease resulted from terminations of the forward flow agreements with CBP and Bank of America during fiscal 2017, partially offset by the new SPAIN securitization executed in March 2017, whereby eligible prime loans are sold to Santander.

The Company's portfolio of retail installment contracts held for investment and leases by vehicle type as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	(Dollars amounts in thousands)
Retail installment contracts
Car	$14,659,186	53.4%	$14,835,303	54.2%
Truck and utility	11,291,867	41.2%	10,967,816	40.1%
Van and other (a)	1,483,010	5.4%	1,555,028	5.7%
	$27,434,063	100.0%	$27,358,147	100.0%

Leased vehicles
Car	$1,520,095	14.6%	$1,213,371	12.6%
Truck and utility	7,931,585	76.4%	7,447,718	77.5%
Van and other (a)	928,811	9.0%	951,864	9.9%
	$10,380,491	100.0%	$9,612,953	100.0%

Total by vehicle type
Car	$16,179,281	42.8%	16,048,674	43.4%
Truck and utility	19,223,452	50.8%	18,415,534	49.8%
Van and other (a)	2,411,822	6.4%	2,506,892	6.8%
	$37,814,555	100.0%	$36,971,100	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted dealer discount of the Company's held for investment portfolio as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(Dollar amounts in thousands)
Retail installment contracts (a)	$27,434,063	$27,358,147
Average APR	16.6%	16.4%
Discount	1.6%	2.3%

Personal loans	$11,926	$19,361
Average APR	31.8%	31.5%

Receivables from dealers	$66,373	$69,431
Average APR	5.2%	4.9%

Leased vehicles	$10,380,491	$9,612,953

Capital leases	$23,670	$31,872
(a) Of this balance as of June 30, 2017, $5.7 billion, $8.3 billion, $6.9 billion, and $3.3 billion was originated during the six months ended June 30, 2017, and the years ended 2016, 2015, and 2014, respectively.

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
Historically, the Company's primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools during the six months ended June 30, 2017 and 2016. However, during the three months ended June 30, 2017 and 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $74,405 and $191,671, respectively, and for the six months ended June 30, 2017 and 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $226,613 and $191,671, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company's existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	$1,132,113	$1,170,237	$2,236,785	$2,336,437
Interest on purchased receivables portfolios	10,303	19,615	21,447	40,944
Interest on receivables from dealers	967	648	1,888	1,646
Interest on personal loans	88,869	81,241	181,318	178,909
Interest on finance receivables and loans	1,232,252	1,271,741	2,441,438	2,557,936
Net leased vehicle income	131,040	125,218	259,102	233,650
Other finance and interest income	5,205	3,890	9,030	7,802
Interest expense	233,371	198,594	460,460	383,329
Net finance and other interest income	1,135,126	1,202,255	2,249,110	2,416,059
Provision for credit losses on individually acquired retail installment contracts	518,370	514,755	1,147,467	1,177,881
Increase (decrease) in impairment related to purchased receivables portfolios	—	(1,894)	—	(3,790)
Provision for credit losses on receivables from dealers	(21)	(431)	(11)	56
Provision for credit losses on personal loans	1,166	—	9,141	—
Provision for credit losses on capital leases	1,040	(509)	(1,029)	(2,056)
Provision for credit losses	520,555	511,921	1,155,568	1,172,091
Profit sharing	8,443	17,846	16,388	29,240
Other income	24,395	37,302	79,875	114,860
Operating expenses	282,415	272,227	587,493	563,083
Income before tax expense	348,108	437,563	569,536	766,505
Income tax expense	83,433	154,218	161,434	274,861
Net income	$264,675	$283,345	$408,102	$491,644
Share Data
Weighted-average common shares outstanding
Basic	359,461,407	358,218,378	359,284,213	358,096,634
Diluted	359,828,690	359,867,806	359,928,003	359,426,918
Earnings per share
Basic	$0.74	$0.79	$1.14	$1.37
Diluted	$0.74	$0.79	$1.13	$1.37
Balance Sheet Data
Finance receivables held for investment, net	$23,634,914	$23,477,426	$23,634,914	$23,477,426
Finance receivables held for sale, net	2,123,103	2,859,996	2,123,103	2,859,996
Goodwill and intangible assets	106,298	107,737	106,298	107,737
Total assets	39,507,482	38,490,611	39,507,482	38,490,611
Total borrowings	31,648,526	31,848,361	31,648,526	31,848,361
Total liabilities	33,828,749	33,613,899	33,828,749	33,613,899
Total equity	5,678,733	4,876,712	5,678,733	4,876,712
Allowance for credit losses	3,458,410	3,436,325	3,458,410	3,436,325

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$512,621	$412,246	$1,111,554	$952,559
Charge-offs, net of recoveries, on purchased receivables portfolios	419	(1,037)	772	(1,061)
Charge-offs, net of recoveries, on receivables from dealers	—	135	—	135
Charge-offs, net of recoveries, on personal loans	1,321	—	4,779	—
Charge-offs, net of recoveries, on capital leases	1,278	2,599	2,592	5,070
Total charge-offs, net of recoveries	515,639	413,943	1,119,697	956,703
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	1,287,334	1,142,648	1,287,334	1,142,648
End of period personal loans delinquent principal over 60 days	177,615	168,020	177,615	168,020
End of period delinquent principal over 60 days, loans held for investment	1,292,326	1,151,627	1,292,326	1,151,627
End of period assets covered by allowance for credit losses	27,342,511	27,338,761	27,342,511	27,338,761
End of period gross individually acquired retail installment contracts held for investment	27,240,542	27,224,925	27,240,542	27,224,925
End of period gross personal loans	1,400,369	1,391,859	1,400,369	1,391,859
End of period gross finance receivables and loans held for investment	27,512,362	27,577,127	27,512,362	27,577,127
End of period gross finance receivables, loans, and leases held for investment	37,916,523	36,747,203	37,916,523	36,747,203
Average gross individually acquired retail installment contracts held for investment	27,168,965	27,674,279	27,136,965	27,384,765
Average gross personal loans held for investment	13,566	2,278	15,587	6,111
Average gross individually acquired retail installment contracts	28,202,716	29,015,183	28,235,651	28,624,094
Average gross purchased receivables portfolios	202,097	297,663	211,494	317,789
Average gross receivables from dealers	68,810	71,576	69,361	73,706
Average gross personal loans	1,402,416	1,376,633	1,450,002	1,550,680
Average gross capital leases	25,752	48,161	28,235	54,179
Average gross finance receivables and loans	29,901,791	30,809,216	29,994,743	30,620,448
Average gross finance receivables, loans, and leases	40,093,171	39,516,716	40,011,065	38,858,731
Average managed assets	50,435,958	53,237,279	50,844,426	53,050,984
Average total assets	39,216,971	38,089,236	39,063,816	37,576,941
Average debt	31,519,486	31,576,856	31,545,144	31,227,922
Average total equity	5,540,371	4,726,601	5,434,973	4,609,561
Ratios
Yield on individually acquired retail installment contracts	16.1%	16.1%	15.8%	16.3%
Yield on purchased receivables portfolios	20.4%	26.4%	20.3%	25.8%
Yield on receivables from dealers	5.6%	3.6%	5.4%	4.5%
Yield on personal loans (1)	25.3%	23.6%	25.0%	23.1%
Yield on earning assets (2)	13.7%	14.2%	13.5%	14.4%
Cost of debt (3)	3.0%	2.5%	2.9%	2.5%
Net interest margin (4)	11.3%	12.2%	11.2%	12.4%
Expense ratio (5)	2.2%	2.0%	2.3%	2.1%
Return on average assets (6)	2.7%	3.0%	2.1%	2.6%
Return on average equity (7)	19.1%	24.0%	15.0%	21.3%
Net charge-off ratio on individually acquired retail installment contracts (8)	7.5%	6.0%	8.2%	7.0%
Net charge-off ratio on purchased receivables portfolios (8)	0.8%	(1.4)%	0.7%	(0.7)%
Net charge-off ratio on receivables from dealers (8)	—	0.8%	—	0.4%
Net charge-off ratio on personal loans (8)	39.0%	—	61.3%	—
Net charge-off ratio (8)	7.5%	5.9%	8.2%	6.9%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.7%	4.2%	4.7%	4.2%
Delinquency ratio on personal loans, end of period (9)	12.7%	12.1%	12.7%	12.1%
Delinquency ratio on loans held for investment, end of period (9)	4.7%	4.2%	4.7%	4.2%
Equity to assets ratio (10)	14.4%	12.7%	14.4%	12.7%
Tangible common equity to tangible assets (10)	14.1%	12.4%	14.1%	12.4%
Allowance ratio (11)	12.6%	12.6%	12.6%	12.6%
Common Equity Tier 1 capital ratio (12)	14.3%	12.6%	14.3%	12.6%

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

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company's capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended June 30, 2017 and 2016 is as follows:

	June 30, 2017	June 30, 2016
	(Dollar amounts in thousands)
Total equity	$5,678,733	$4,876,712
Deduct: Goodwill and intangibles	106,298	107,737
Tangible common equity	$5,572,435	$4,768,975

Total assets	$39,507,482	$38,490,611
Deduct: Goodwill and intangibles	106,298	107,737
Tangible assets	$39,401,184	$38,382,874

Equity to assets ratio	14.4%	12.7%
Tangible common equity to tangible assets	14.1%	12.4%

(11)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(12)	"Common Equity Tier 1 Capital ratio" is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	June 30, 2017	June 30, 2016
Total equity	$5,678,733	$4,876,712
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	177,619	196,962
Deduct: Accumulated other comprehensive income (loss), net	27,860	(50,766)
Tier 1 common capital	$5,473,254	$4,730,516
Risk weighted assets (a)	$38,368,928	$37,460,349
Common Equity Tier 1 capital ratio (b)	14.3%	12.6%

(a)
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

(b)	CET1 is calculated under Basel III regulations required as of January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended June 30,
	2017			2016
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,202,716	$2,236,785	16.1%	$29,015,183	$1,170,237	16.1%
Purchased receivables	202,097	21,447	20.4%	297,663	19,615	26.4%
Receivables from dealers	68,810	1,888	5.6%	71,576	648	3.6%
Personal loans	1,402,416	181,318	25.3%	1,376,633	81,241	23.6%
Capital lease receivables	25,752	1,468	16.4%	48,161	3,890	32.3%
Finance receivables held for investment, net	29,901,791	2,442,906	16.5%	30,809,216	1,275,631	16.6%
Leased vehicles, net	10,191,380	259,102	5.1%	8,707,500	125,218	5.8%
Other assets	2,688,439	2,357	0.6%	2,049,302	—	—
Allowance for credit losses	(3,564,639)	—	—	(3,476,782)	—	—
Total assets	$39,216,971	$2,704,365		$38,089,236	$1,400,849
Liabilities and equity
Liabilities:
Notes payable	$31,519,486	$233,371	3.0%	$31,576,856	$198,594	2.5%
Other liabilities	2,157,114	—	—	1,785,779	—	—
Total liabilities	33,676,600	233,371		33,362,635	184,735

Total stockholders' equity	5,540,371	—		4,726,601	—
Total liabilities and equity	$39,216,971	$233,371		$38,089,236	$184,735

	Six Months Ended June 30,
	2017			2016
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,235,651	$2,236,785	15.8%	$28,624,094	$2,336,437	16.3%
Purchased receivables	211,494	21,447	20.3%	317,789	40,944	25.8%
Receivables from dealers	69,361	1,888	5.4%	73,706	1,646	4.5%
Personal loans	1,450,002	181,318	25.0%	1,550,680	178,909	23.1%
Capital lease receivables	28,235	2,527	17.9%	54,179	7,802	28.8%
Finance receivables held for investment, net	29,994,743	2,443,965	16.3%	30,620,448	2,565,738	16.8%
Leased vehicles, net	10,016,322	259,102	5.2%	8,238,283	233,650	5.7%
Other assets	2,600,369	6,503	0.5%	2,121,391	—	—
Allowance for credit losses	(3,547,618)	—	—	(3,403,181)	—	—
Total assets	$39,063,816	$2,709,570		$37,576,941	$2,799,388
Liabilities and equity
Liabilities:
Notes payable	$31,545,144	$460,460	2.9%	$31,227,922	$383,329	2.5%
Other liabilities	2,083,699	—	—	1,739,458	—	—
Total liabilities	33,628,843	460,460		32,967,380	383,329

Total stockholders' equity	5,434,973	—		4,609,561	—
Total liabilities and equity	$39,063,816	$460,460		$37,576,941	$383,329

Results of Operations
The following table presents the Company's results of operations for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,232,252	$1,271,741	$2,441,438	$2,557,936
Leased vehicle income	429,264	368,358	847,497	698,150
Other finance and interest income	5,205	3,890	9,030	7,802
Total finance and other interest income	1,666,721	1,643,989	3,297,965	3,263,888
Interest expense	233,371	198,594	460,460	383,329
Leased vehicle expense	298,224	243,140	588,395	464,500
Net finance and other interest income	1,135,126	1,202,255	2,249,110	2,416,059
Provision for credit losses	520,555	511,921	1,155,568	1,172,091
Net finance and other interest income after provision for credit losses	614,571	690,334	1,093,542	1,243,968
Profit sharing	8,443	17,846	16,388	29,240
Net finance and other interest income after provision for credit losses and profit sharing	606,128	672,488	1,077,154	1,214,728
Total other income	24,395	37,302	79,875	114,860
Total operating expenses	282,415	272,227	587,493	563,083
Income before income taxes	348,108	437,563	569,536	766,505
Income tax expense	83,433	154,218	161,434	274,861
Net income	$264,675	$283,345	$408,102	$491,644

Net income	$264,675	$283,345	$408,102	$491,644
Change in unrealized gains (losses) on cash flow hedges, net of tax	(7,644)	(14,701)	(399)	(52,891)
Comprehensive income	$257,031	$268,644	$407,703	$438,753

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,132,113	$1,170,237	$(38,124)	(3)%	$2,236,785	$2,336,437	$(99,652)	(4)%
Income from purchased receivables portfolios	10,303	19,615	(9,312)	(47)%	21,447	40,944	(19,497)	(48)%
Income from receivables from dealers	967	648	319	49%	1,888	1,646	242	15%
Income from personal loans	88,869	81,241	7,628	9%	181,318	178,909	2,409	1%
Total interest on finance receivables and loans	$1,232,252	$1,271,741	$(39,489)	(3)%	$2,441,438	$2,557,936	$(116,498)	(5)%

Income from individually acquired retail installment contracts decreased $38 million, or 3%, from the second quarter of 2016 to the second quarter of 2017, and decreased $100 million, or 4%, from the six months ended June 30, 2016 to the six months ended June 30, 2017, greater than the 2.8% and 1.4% decline respectively, in the average outstanding balance of portfolio primarily due to a mix shift in the portfolio towards higher credit quality assets with lower yields and lower interest income accruals for specific categories of loans classified as TDRs.

Income from purchased receivables portfolios decreased $9 million, or 47%, from the second quarter of 2016 to the second quarter of 2017, and decreased $19 million, or 48%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012. The average balance of the portfolio decreased from $298 million in the second quarter of 2016, to $202 million in the second quarter of 2017, and decreased from $318 million from the six months ended June 30, 2016 to $211 million for the six months ended June 30, 2017.
Income from personal loans increased $8 million, or 9%, from the second quarter of 2016 to the second quarter of 2017, and increased $2 million, or 1%, from the six months ended June 30, 2016 to the six months ended June 30, 2017, as the sale of the entire LendingClub personal loan portfolio left only higher-yielding revolving loan portfolio.
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$429,264	$368,358	$60,906	17%	$847,497	$698,150	$149,347	21%
Leased vehicle expense	298,224	243,140	55,084	23%	588,395	464,500	123,895	27%
Leased vehicle income, net	$131,040	$125,218	$5,822	5%	$259,102	$233,650	$25,452	11%

Leased vehicle income, net increased significantly in the three and six months ended June 30, 2017 when compared to the same period in 2016, due to the continual growth in the portfolio since the launch of Chrysler Capital in 2013.
Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$233,254	$183,295	$49,959	27%	$455,523	$352,558	$102,965	29%
Interest expense on derivatives	117	15,299	(15,182)	(99)%	4,937	30,771	(25,834)	(84)%
Total interest expense	$233,371	$198,594	$34,777	18%	$460,460	$383,329	$77,131	20%

Interest expense on notes payable increased $50 million, or 27%, from the second quarter of 2016 to the second quarter of 2017, and increased $103 million, or 29%, from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily due to the increased cost of funds resulting from higher market rates and wider spreads.

Interest expense on derivatives decreased $15 million, or 99%, from the second quarter of 2016 to the second quarter of 2017, and decreased $26 million, or 84%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily due to a favorable mark-to-market based on interest rate changes in 2017.
Provision for Credit Losses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$518,370	$514,755	$3,615	1%	$1,147,467	$1,177,881	$(30,414)	(3)%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	—	(1,894)	1,894	(100)%	—	(3,790)	3,790	(100)%
Provision for credit losses on receivables from dealers	(21)	(431)	410	(95)%	(11)	56	(67)	(120)%
Provision for credit losses on personal loans	1,166	—	1,166	100%	9,141	—	9,141	100%
Provision for credit losses on capital leases	1,040	(509)	1,549	(304)%	(1,029)	(2,056)	1,027	(50)%
Provision for credit losses	$520,555	$511,921	$8,634	2%	$1,155,568	$1,172,091	$(16,523)	(1)%

During the three months ended June 30, 2017, the Company changed the model used for estimating the allowance for credit losses on individually acquired retail installment contracts from a vintage loss model to a transition based Markov model. Under the vintage loss model, future losses were projected using the lifetime vintage loss curves calibrated on the historical data. The new transition based Markov model provides data on a more granular and disaggregated/segment basis as it utilizes the recently observed loan transition rates from various loan statuses to forecast future losses. The Company believes that this level of disaggregation is appropriate and provides a more comprehensive evaluation of the potential risks used to estimate an allowance for credit losses for non-TDR and TDR loans. The change did not have a significant impact on the amount of allowance for loan losses recognized during the six month period ended June 30, 2017.
Provision for credit losses on individually acquired retail installment contracts decreased $30 million, or 3%, from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily due to a lower build of the allowance for credit losses as a result of the decline in originations during the six months ended June 30, 2017, as compared to the same period in 2016. This is partially offset by the increases in charge-offs which were primarily attributable to portfolio aging and mix shift, lower realized recovery rates, and less benefit from bankruptcy sales.
Provision for credit losses on personal loans was recorded during fiscal 2017 due to the reclassification of personal loans from held for sale to held for investment effective as of the end on the third quarter of 2016.
Profit Sharing

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$8,443	$17,846	$(9,403)	(53)%	$16,388	$29,240	$(12,852)	(44)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing with Bluestem decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to amendments to the agreement governing the profit sharing calculation, including an increase in the percentage of profit retained by the Company. This effect was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio.

Other Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(99,522)	$(101,309)	$1,787	(2)%	$(175,921)	$(170,365)	$5,556	3%
Servicing fee income	31,953	42,988	(11,035)	(26)%	63,637	87,482	(23,845)	(27)%
Fees, commissions, and other	91,964	95,623	(3,659)	(4)%	192,159	197,743	(5,584)	(3)%
Total other income	$24,395	$37,302	$(12,907)	(35)%	$79,875	$114,860	$(23,873)	(21)%
Average serviced for others portfolio	$10,342,125	$13,710,985	$(3,368,860)	(25)%	$10,832,620	$14,184,106	$(3,351,486)	(24)%
Investment losses, net for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Gain (loss) on sale of loans and leases	$(2,179)	$788		$(13,061)	$2,396
Lower of cost or market adjustments	(95,683)	(94,767)		(161,804)	(158,980)
Other gains, losses and impairments, net	(1,660)	(7,330)	4	(1,056)	(13,781)
	$(99,522)	$(101,309)		$(175,921)	$(170,365)
Gain (loss) on sale of loans and leases changed from a $0.1 million gain during second quarter of 2016, to a loss of $2.2 million for the second quarter of 2017, and changed from a $2.4 million gain during the six months ended June 30, 2016, to a loss of $13.1 million as of June 30, 2017. These change were driven primarily by the losses recognized from off-balance sheet securitizations and flow agreements.

The lower of cost or market adjustments for the three and six months ended June 30, 2017 included $108 million and $224 million in customer default activity, respectively, and net favorable adjustments of $12 million and $63 million, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015. The lower of cost or market adjustments for the three and six months ended June 30, 2016 included $97 million and $199 million in customer default activity and favorable adjustments of $2 million and $40 million, respectively, related to net changes in the unpaid principal balance on the personal lending portfolio.
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased $11 million, or 26%, from the second quarter of 2016 to the second quarter of 2017, and decreased $24 million, or 27%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 due to the decline in the Company's serviced portfolio. The serviced for others portfolio as of June 30, 2017 and 2016 was as follows:

	June 30,
	2017	2016
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$1,541,451	$607,538
SBNA leases	641,074	1,706,154
Total serviced for related parties	2,182,525	2,313,692
Chrysler Capital securitizations	1,931,324	2,093,386
Other third parties	5,767,621	8,626,433
Total serviced for third parties	7,698,945	10,719,819
Total serviced for others portfolio	$9,881,470	$13,033,511

Total Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$127,894	$123,344	$4,550	4%	$264,156	$243,186	$20,970	9%
Repossession expense	67,269	68,351	(1,082)	(2)%	138,568	141,896	(3,328)	(2)%
Other operating costs	87,252	80,532	6,720	8%	184,769	178,001	6,768	4%
Total operating expenses	$282,415	$272,227	$10,188	4%	$587,493	$563,083	$24,410	4%
Compensation expense increased $5 million, or 4%, from the second quarter of 2016 to the second quarter of 2017, and increased $21 million, or 9%, from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily due to the increase in severance expenses related to efficiency efforts and continued investment in compliance and control functions.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$83,433	$154,218	$(70,785)	(46)%	$161,434	$274,861	$(113,427)	(41)%
Income before income taxes	348,108	437,563	(89,455)	(20)%	569,536	766,505	(196,969)	(26)%
Effective tax rate	24.0%	35.2%			28.3%	35.9%
The effective tax rate decreased from 35.2% in the second quarter of 2016 to 24.0% in the second quarter of 2017, and decreased from 35.9% for the six month period ended June 30, 2016 to 28.3% for the six month period ended June 30, 2017. The decreases were primarily due to the tax benefit recognized upon the assertion that undistributed net earnings of the Company’s Puerto Rico subsidiary would be indefinitely reinvested outside the US.
Other Comprehensive Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(7,644)	$(14,701)	$7,057	48%	$(399)	$(52,891)	$52,492	99%

The change in unrealized gains (losses) on cash flow hedges for the three an six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily driven by more favorable interest rate movements in 2017 than in 2016.

Credit Quality
Finance Receivables
Nonprime loans comprise 84% of the Company's portfolio as of June 30, 2017. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,360,225	$5,880,317	$66,373	$11,926
Credit loss allowance - specific	—	(1,686,159)	—	—
Credit loss allowance - collective	(1,760,809)	—	(713)	(4,362)
Discount	(366,051)	(83,946)	—	(1,360)
Capitalized origination costs and fees	61,262	5,388	—	266
Net carrying balance	$19,294,627	$4,115,600	$65,660	$6,470
Allowance as a percentage of unpaid principal balance	8.2%	28.7%	1.1%	36.6%
Allowance and discount as a percentage of unpaid principal balance	10.0%	30.1%	1.1%	48.0%
(a) As of June 30, 2017, used car financing represented 61% of our outstanding retail installment contracts acquired individually. 88% of this used car financing consisted of nonprime auto loans.

	December 31, 2016
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,528,406	$5,599,567	$69,431	$19,361
Credit loss allowance - specific	—	(1,611,295)	—	—
Credit loss allowance - collective	(1,799,760)	—	(724)	—
Discount	(467,757)	(91,359)	—	(7,721)
Capitalized origination costs and fees	56,704	5,218	—	632
Net carrying balance	$19,317,593	$3,902,131	$68,707	$12,272
Allowance as a percentage of unpaid principal balance	8.4%	28.8%	1.0%	—%
Allowance and discount as a percentage of unpaid principal balance	10.5%	30.4%	1.0%	39.9%

For most retail installment contracts that the Company acquired in pools at a discount due to credit deterioration subsequent to their origination, the Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollar amounts in thousands)
Outstanding balance	$194,360	$231,360
Outstanding recorded investment, net of impairment	$136,025	$159,451
A summary of the credit risk profile of the Company's consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of June 30, 2017 and December 31, 2016 was as follows (dollar amounts in billions, totals may not foot due to rounding):

June 30, 2017
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.6	97%	$0.1	2%	$—	1%	$—	—	$2.7	10%
	36+	0.4	38%	0.2	19%	0.1	11%	0.4	32%	1.1	4%
<540	<36	0.2	45%	0.1	21%	0.1	13%	0.1	21%	0.5	2%
	36+	0.2	3%	0.3	5%	0.3	6%	4.8	85%	5.6	21%
540-599	<36	0.3	36%	0.2	22%	0.1	15%	0.2	27%	0.8	3%
	36+	0.2	2%	0.3	3%	0.3	4%	7.2	91%	8.0	29%
600-639	<36	0.2	37%	0.1	22%	0.1	15%	0.2	27%	0.6	2%
	36+	0.1	1%	0.1	2%	0.1	2%	3.9	94%	4.2	15%
>640	<36	0.3	46%	0.1	19%	0.1	12%	0.1	22%	0.6	2%
	36+	—	1%	0.1	2%	0.1	2%	3.1	95%	3.3	12%
Total		$4.5	16%	$1.6	6%	$1.3	5%	$20.0	73%	$27.4	100%

December 31, 2016
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.8	97%	$0.1	3%	$—	—	$—	—	$2.9	11%
	36+	0.5	42%	0.2	17%	0.1	8%	0.4	33%	1.2	4%
<540	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	85%	5.5	20%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	90%	7.8	28%
600-639	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.0	93%	4.3	16%
>640	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	—	—	0.1	3.0%	0.1	3.0%	3.1	94%	3.3	12%
Total		$4.8	18%	$1.6	6%	$1.3	5%	$19.7	72%	$27.4	100%
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
As of June 30, 2017 and December 31, 2016, a summary of delinquencies on retail installment contracts held for investment were as follows:

	June 30, 2017		December 31, 2016
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,709,606	9.9%	$2,925,503	10.7%
Delinquent principal over 59 days (b)	1,417,461	5.2%	1,526,743	5.6%
Total delinquent principal	$4,127,067	15.1%	$4,452,246	16.3%
(a) Percent of unpaid principal balance.
(b) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.

All of the Company's receivables from dealers were current as of June 30, 2017 and December 31, 2016.
Credit Loss Experience
The following is a summary of net losses and repossession activity on finance receivables held for investment for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,434,063	$27,506,188
Average principal outstanding during the period	$27,348,459	$27,702,554
Number of receivables outstanding at period end	1,756,934	1,656,786
Average number of receivables outstanding during the period	1,732,382	1,663,460
Number of repossessions (1)	151,194	141,536
Number of repossessions as a percent of average number of receivables outstanding (2)	17.5%	17.0%
Net losses	$1,112,326	$951,498
Net losses as a percent of average principal amount outstanding (2)	8.1%	6.9%
(1) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
(2) Annualized; not necessarily indicative of a full year's actual results.
There were no charge-offs on the Company's receivables from dealers during 2017. There were charge-offs of $135 on the Company's receivables from dealers for the three and six months ended June 30, 2016.
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
The following is a summary of deferrals on the retail installment contracts held for investment as of the dates indicated:

	June 30, 2017		December 31, 2016
	(Dollar amounts in thousands)
Never deferred	$18,821,675	68.6%	$18,624,208	68.1%
Deferred once	4,060,019	14.8%	4,428,467	16.2%
Deferred twice	2,117,388	7.7%	2,110,758	7.7%
Deferred 3 - 4 times	2,365,907	8.6%	2,130,140	7.8%
Deferred greater than 4 times	69,074	0.3%	64,574	0.2%
Total	$27,434,063		$27,358,147

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
The Company also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of the Company's revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, the Company believes modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties. The following is a summary of the principal balance as of June 30, 2017 and December 31, 2016 of loans that have received these modifications and concessions:

	June 30, 2017	December 31, 2016
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$2,770,212	$2,472,432
Bankruptcy-related accounts	93,989	109,494
Extension of maturity date	23,975	24,032
Interest rate reduction	57,921	64,180
Other (a)	2,591,585	1,388,060
Total modified loans	$5,537,682	$4,058,198
(a) Amount primarily comprises of loans modified by the Company to adjust the interest rate quoted in a dealer-arranged financing. Beginning in the third quarter of 2016, in conjunction with consumer practices, the Company reassesses the contracted APR when changes in the deal structure are made (e.g. higher down payment, lower vehicle price, etc.). If any of the changes result in a lower APR, the contracted rate is reduced. These modifications are not considered a TDR event as they do not relate to a concession provided to a customer experiencing financial difficulty.
A summary of the Company's recorded investment in TDRs as of the dates indicated is as follows:

	June 30, 2017	December 31, 2016
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment (a)	$5,911,238	$5,637,792
Impairment	(1,686,159)	(1,611,295)
Outstanding recorded investment, net of impairment	$4,225,079	$4,026,497
(a) As of June 30, 2017, the outstanding recorded investment excludes $34.4 million of collateral-dependent bankruptcy TDRs that has been written down by $16.2 million to fair value less cost to sell.
A summary of the principal balance on the Company's delinquent TDRs as of the dates indicated is as follows:

	June 30, 2017	December 31, 2016
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal 30-59 days past due	$1,214,584	$1,253,848
Delinquent principal over 59 days	716,474	736,691
Total delinquent TDRs	$1,931,058	$1,990,539
(a) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.
As of June 30, 2017 and December 31, 2016, the Company did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance — beginning of period	$5,792,102	$4,733,353	$5,637,792	$4,601,502
New TDRs	787,278	846,277	1,653,556	1,545,563
Charge-offs	(448,502)	(313,591)	(931,427)	(671,312)
Paydowns	(202,162)	(201,499)	(433,891)	(414,299)
Other transfers	676	(2,932)	3,362	154
Balance — end of period	$5,929,392	$5,061,608	$5,929,392	$5,061,608
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is generally assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. Due to this key distinction in allowance calculations, the coverage ratio is higher for TDRs in comparison to non-TDRs. The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,880,317	$5,599,567
TDR - Impairment	1,686,159	1,611,295
TDR allowance ratio	28.7%	28.8%

Non-TDR - Unpaid principal balance	$21,360,225	$21,528,406
Non-TDR - Allowance	1,760,809	1,799,760
Non-TDR allowance ratio	8.2%	8.4%

Total - Unpaid principal balance	$27,240,542	$27,127,973
Total - Allowance	3,446,968	3,411,055
Total allowance ratio	12.7%	12.6%

The allowance ratio for the non-TDR retail installment contracts decreased from 8.4% as of December 31, 2016 to 8.2% as of June 30, 2017, primarily driven by the change in the portfolio towards higher credit quality assets.

Liquidity Management, Funding and Capital Resources
Source of Funding

The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $5.6 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the six months ended June 30, 2017, the Company completed on-balance sheet funding transactions totaling approximately $9.1 billion, including:

•	two securitizations on the Company's SDART platform for $2.2 billion;

•	issuance of two retained bonds on the Company's SDART platform for $155 million;

•	three securitizations on the Company's DRIVE, deeper subprime platform, for $3.1 billion;

•	issuance of a retained bond on the Company's DRIVE platform for $113 million;

•	three private amortizing lease facilities for $1 billion; and,

•	six top-ups of private amortizing loan and lease facilities for $2.5 billion.
The Company also completed $1.5 billion in asset sales, which consists of $261 million recurring monthly sales with its third party flow partners and $1.2 billion in sales to Santander under the new SPAIN securitization platform effective in March 2017.
As of June 30, 2017 and December 31, 2016, the Company's debt consisted of the following:

	June 30, 2017	December 31, 2016
Third party revolving credit facilities	$5,624,440	$6,739,817
Related party revolving credit facilities	2,276,179	2,975,000
Total revolving credit facilities	7,900,619	9,714,817

Public securitizations	15,218,626	13,436,482
Privately issued amortizing notes	8,529,281	8,172,407
Total secured structured financings	23,747,907	21,608,889
Total debt	$31,648,526	$31,323,706
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has two credit facilities with eight banks providing an aggregate commitment of $3.9 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of June 30, 2017 and December 31, 2016, there was an outstanding balance of $2.8 billion and $3.7 billion, respectively, on these facilities in aggregate. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facilities
The Company obtains financing through four investment management agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of June 30, 2017 and December 31, 2016, there was an outstanding balance of $699 million and $743 million, respectively, under these repurchase facilities.
Facilities with Santander and Related Subsidiaries
Santander and SHUSA historically have provided, and continues to provide, the Company with significant funding support in the form of committed credit facilities.The Company's debt with these affiliated entities consisted of the following:

	As of June 30, 2017 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	$—	$500,000	$171,236	$500,000
Line of credit	Santander-NY	825,000	1,000,000	997,940	1,000,000
Line of credit	Santander-NY	—	1,000,000	796,214	1,000,000
Line of credit	Santander-NY	—	750,000	—	—
Line of credit	SHUSA	—	3,000,000	139,973	750,000
Promissory Note	SHUSA	300,000	300,000	192,857	300,000
Promissory Note (a)	SHUSA	650,000	650,000	328,571	650,000
Promissory Note	SHUSA	500,000	500,000	179,577	500,000
		$2,275,000	$7,700,000	$2,806,368	$4,700,000
(a) Fair value hedge adjustment of $1,179 recorded for the period. Amount represents the fair value adjustment associated with the application of hedge accounting on the debt.

	As of June 30, 2016 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	$2,050,000	$3,000,000	$2,500,000	$3,000,000
Line of credit	SHUSA	—	1,500,000	10,200	200,000
Line of credit	SHUSA	300,000	300,000	300,000	300,000
		$2,350,000	$4,800,000
Santander, through its New York branch, provides the Company with $3.3 billion of long-term committed revolving credit facilities. The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2017 and 2018. These facilities currently permit unsecured borrowing and can also be collateralized by auto retail installment contracts and auto leases as well as securitization notes payables and residuals of the Company. Any balances outstanding under these facilities at the time of their commitment termination date will amortize to match the maturities and expected cash flows of the corresponding collateral.

SHUSA provides the Company with a $3.0 billion of committed revolving credit that can be drawn on an unsecured basis maturing in March 2019, and various term promissory notes with maturities ranging from March 2019 to March 2022.
In August 2015, the Company began incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each month's ending balance. The guarantee fee will be applicable only for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by an executed counter-guaranty agreement. The Company recognized guarantee fee expense of $2.9 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively.
The Company also has derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $4.5 billion and $7.3 billion at June 30, 2017 and December 31, 2016, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $5 million and $15 million at June 30, 2017 and December 31, 2016, respectively. Interest expense on these agreements includes amounts totaling $216 thousand and $14 million for the six months ended June 30, 2017 and 2016, respectively.
Secured Structured Financings
The Company's secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. The Company has completed seven securitizations year-to-date in 2017 and currently has 39 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion.

Flow Agreements

In addition to the Company's credit facilities and secured structured financings, the Company has a flow agreement in place with a third party for charged off assets. Previously, the Company also had flow agreements with Bank of America and CBP however, those agreements were terminated effective January 31 and May 1, 2017, respectively.

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
Use of Funds
The Company believes that the liquidity and capital resources from U.S. operations are adequate to fund its U.S. operations and corporate activities. The Company has asserted indefinite reinvestment of earnings from its Puerto Rico operations as determined by management’s judgment about its intentions concerning the future operations of the Company. The Company does not believe that the amounts reinvested will have a material impact on liquidity.
The Company uses liquidity to service its debt and repay borrowings, as well as for funding loan commitments. The Company also plans to declare and pay dividends to shareholders beginning in the forth quarter of 2017, given the FRBB non-objection to the Company's Capital Plan.
Cash Flow Comparison
The Company continues to produce positive net cash from operating activities. The Company's investing activities primarily consist of originations and acquisitions of finance receivables and leased vehicles. The financing activities primarily consist of borrowing and repayments of debt.

	Six Months Ended June 30,
	2017	2016
	(Dollar amounts in thousands)
Net cash provided by operating activities	$2,215,804	$1,316,026
Net cash used in investing activities	(2,366,963)	(2,718,213)
Net cash provided by financing activities	332,391	1,461,343
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $900 million from the six months ended June 30, 2016 to the six months ended June 30, 2017, mainly due to the decrease in outflows of $733 million for originations of assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $351 million from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily due by the decrease of $271 million in originations held for investment.
Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $1.1 billion from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily due to the lower net proceeds from borrowings in line with the decrease in originations.
Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company's contingencies and off-balance sheet arrangements, refer to Note 10 - Commitments and Contingencies in the accompanying condensed consolidated financial statements.
Contractual Obligations
The Company leases its headquarters in Dallas, Texas, its servicing centers in Texas, Colorado, Arizona, and Puerto Rico, and an operations facilities in California, Texas and Colorado under non-cancelable operating leases that expire at various dates through 2027. The Company also has various debt obligations entered into in the normal course of business as a source of funds.
The following table summarizes the Company's contractual obligations as of June 30, 2017:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,294	$25,715	$25,523	$50,630	$114,162
Notes payable - revolving facilities	2,194,858	5,054,582	650,000	—	7,899,440
Notes payable - secured structured financings	785,083	7,012,187	11,285,964	4,713,223	23,796,457
Contractual interest on debt	692,796	655,214	187,779	18,915	1,554,704
	$3,685,031	$12,747,698	$12,149,266	$4,782,768	$33,364,763

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
The Company's Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company's asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to manage its desired outcome. As of June 30, 2017, the notional value of the Company's interest rate swap agreements was $7.7 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of June 30, 2017 the notional value of the Company’s interest rate cap agreements was $10.1 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of June 30, 2017, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's net interest income by $58 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of June 30, 2017, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's MVE by $111 million.
Collateral Risk and FCA Residual Risk Sharing Agreement
The Company's lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company's residual risk is somewhat mitigated by the Company's residual risk-sharing agreement with FCA.The mechanics of the agreement hold the Company responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which SC incurs any remaining gains or losses. From the inception of the agreement with FCA through the second quarter of 2017, approximately 85% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because the Company's debt is nearly entirely serviced by collections on consumer receivables, the Company's primary liquidity risk relates to the ability to fund originations. The Company has a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of June 30, 2017, it had fourteen);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of June 30, 2017, Santander and affiliates provided 7% of its funding);

•	that no single lender's commitment should comprise more than 25% of the overall committed external lines (as of June 30, 2017, the highest single lender's commitment was 20%);

•
that no more than 35% of the Company's debt mature in the next six months and no more than 65% of the Company's debt mature in the next twelve months (as of June 30, 2017, 3% and 14% of the Company's debt is scheduled to mature in the next six and twelve months, respectively); and

•
that the Company maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company's expected peak usage over the following twelve months (as of June 30, 2017, the Company had twelve-month rolling unused capacity of $12.0 billion).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analyses to validate the accuracy and completeness of the financial results impacted by the control deficiencies including the validation of data underlying key financial models and the addition of substantive logic inspection, fluctuation analysis and testing procedures. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. As a result, management concluded the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with U.S. GAAP.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2017, as a result of material weaknesses in the following areas:

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

•	Hired a Chief Accounting Officer and other key personnel with significant public-company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed a plan to enhance its risk assessment processes, control procedures and documentation.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Increased accounting resources with qualified permanent resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to begin the remediation efforts.

•	Improved management documentation, review controls and oversight of accounting and financial reporting activities to ensure accounting practices conform to the Company’s policies and U.S. GAAP.

•	Increased accounting participation in critical governance activities to ensure an adequate assessment of risk activities which may impact financial reporting or the related internal controls.

•	Completed a comprehensive review and update of all accounting policies, process descriptions and control activities.

To address the material weaknesses related to the Application of Effective Interest Method for Accretion (Material Weakness 2, noted above) and the Identification, Governance and Monitoring of Models Used to Estimate Accretion (Material Weakness 6, noted above), the Company is in process of strengthening its processes and controls as follows:

•	Enhanced its accounting documentation and review procedures of key assumptions to ensure the Company’s accretion methodology conforms to Company policy and U.S. GAAP.

•
Automated the process for the application of the effective interest rate method for accreting discounts, subvention payments from manufacturers and other origination costs on individually acquired retail installment contracts.

•	Implemented a comprehensive review controls over data, inputs and assumptions used in the models.

•	Strengthened review controls and change management procedures over the models used to estimate accretion.

•	Increased accounting resources with qualified, permanent resources to ensure an adequate level of review and execution of control activities.

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

•	Implemented enhanced review controls over financial statement disclosures for credit loss allowance and TDR’s to ensure compliance with the Company’s polices and U. S. GAAP.

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

While progress has been made to remediate all of these areas, as of June 30, 2017, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within Santander. During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander UK on these accounts in the first half of 2017 were negligible relative to the overall revenues and profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first half of 2017. The accounts are in arrears (£1,844 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first half of 2017.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the period ended June 30, 2017, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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
Name: Jason A. Kulas
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jason A. Kulas	President and Chief Executive Officer	August 2, 2017
Jason A. Kulas	(Principal Executive Officer)
/s/ Ismail Dawood	Chief Financial Officer	August 2, 2017
Ismail Dawood	(Principal Financial and Accounting Officer)