Form 10-Q
period 2017-09-30
Santander Consumer USA Holdings Inc.
filed 2017-11-02
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock ($0.01 par value)	359,946,656 shares

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
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company's expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company's control. For more information regarding these risks and uncertainties as well as certain additional risks that the Company faces, refer to the Risk Factors detailed in Item 1A of Part I of the 2016 Annual Report on Form 10-K, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause the Company's actual results to differ materially from those suggested by the forward-looking statements are:

•	the Company operates in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect its business;

•	the Company's ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;

•	adverse economic conditions in the United States and worldwide may negatively impact the Company's results;

•	the business could suffer if access to funding is reduced;

•	the Company faces significant risks implementing its growth strategy, some of which are outside its control;

•	the Company may not realize the anticipated benefits from, and may incur unexpected costs and delays in connection with, exiting its personal lending business;

•	the Company's agreement with FCA may not result in anticipated levels of growth and is subject to performance conditions that could result in termination of the agreement;

•	the business could suffer if the Company is unsuccessful in developing and maintaining relationships with automobile dealerships;

•	the Company's financial condition, liquidity, and results of operations depend on the credit performance of its loans;

•	loss of the Company's key management or other personnel, or an inability to attract such management and personnel, could negatively impact its business;

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

SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents - $71,870 and $98,536 held at affiliates, respectively	$397,311	$160,180
Finance receivables held for sale, net	1,775,459	2,123,415
Finance receivables held for investment, net (includes $24,799 and $24,495 of loans recorded at fair value, respectively)	22,667,203	23,481,001
Restricted cash - $3,035 and $11,629 held at affiliates, respectively	2,559,246	2,757,299
Accrued interest receivable	330,554	373,274
Leased vehicles, net	9,931,283	8,564,628
Furniture and equipment, net of accumulated depreciation of $49,963 and $47,365, respectively	72,519	67,509
Federal, state and other income taxes receivable	112,794	87,352
Related party taxes receivable	467	1,087
Goodwill	74,056	74,056
Intangible assets, net of amortization of $39,265 and $33,652, respectively	31,534	32,623
Due from affiliates	26,871	31,270
Other assets	786,260	785,410
Total assets	$38,765,557	$38,539,104
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$4,965,888	$6,739,817
Notes payable — secured structured financings	23,258,363	21,608,889
Notes payable — related party	2,369,850	2,975,000
Accrued interest payable	38,012	33,346
Accounts payable and accrued expenses	336,390	379,021
Deferred tax liabilities, net	1,515,932	1,278,064
Due to affiliates	67,059	50,620
Other liabilities	328,829	235,728
Total liabilities	32,880,323	33,300,485
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
359,873,905 and 359,002,145 shares issued and 359,750,398 and 358,907,550 shares outstanding, respectively	3,598	3,589
Additional paid-in capital	1,672,392	1,657,611
Accumulated other comprehensive income, net	27,481	28,259
Retained earnings	4,181,763	3,549,160
Total stockholders’ equity	5,885,234	5,238,619
Total liabilities and equity	$38,765,557	$38,539,104

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated variable interest entities (VIEs), presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit were as follows:

	September 30, 2017	December 31, 2016
Assets
Restricted cash	$1,969,094	$2,087,177
Finance receivables held for sale, net	832,394	1,012,277
Finance receivables held for investment, net	21,902,383	22,919,312
Leased vehicles, net	9,931,283	8,564,628
Various other assets	634,338	686,253
Total assets	$35,269,492	$35,269,647
Liabilities
Notes payable	$28,651,897	$31,659,203
Various other liabilities	153,942	91,234
Total liabilities	$28,805,839	$31,750,437

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest on finance receivables and loans	$1,185,059	$1,246,386	$3,626,497	$3,804,322
Leased vehicle income	457,932	388,501	1,305,429	1,086,651
Other finance and interest income	6,385	3,638	15,415	11,440
Total finance and other interest income	1,649,376	1,638,525	4,947,341	4,902,413
Interest expense — Including $35,132, $28,131, $109,648 and $88,814 to affiliates, respectively	250,674	207,175	711,134	590,504
Leased vehicle expense	339,581	252,730	927,976	717,230
Net finance and other interest income	1,059,121	1,178,620	3,308,231	3,594,679
Provision for credit losses	536,447	610,398	1,692,015	1,782,489
Net finance and other interest income after provision for credit losses	522,674	568,222	1,616,216	1,812,190
Profit sharing	5,945	6,400	22,333	35,640
Net finance and other interest income after provision for credit losses and profit sharing	516,729	561,822	1,593,883	1,776,550
Investment gains (losses), net — Including $29,081, $346, $22,900, and $346 from affiliates, respectively	(52,592)	(106,050)	(228,513)	(276,415)
Servicing fee income — Including $2,739, $4,049, $8,627 and $13,180 from affiliates, respectively	28,673	36,447	92,310	123,929
Fees, commissions, and other — Including $225, $225, $830 and $675 from affiliates, respectively	82,866	96,285	275,025	294,028
Total other income	58,947	26,682	138,822	141,542
Compensation expense	134,169	128,056	398,325	371,242
Repossession expense	66,877	75,920	205,445	217,816
Other operating costs — Including $1,037, ($871), $3,403, and $3,615 to affiliates, respectively	96,857	80,508	281,626	258,509
Total operating expenses	297,903	284,484	885,396	847,567
Income before income taxes	277,773	304,020	847,309	1,070,525
Income tax expense	78,385	90,473	239,819	365,334
Net income	$199,388	$213,547	$607,490	$705,191

Net income	$199,388	$213,547	$607,490	$705,191
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $201, (14,397), $297, and $17,081, respectively	(379)	24,168	(778)	(28,723)
Comprehensive income	$199,009	$237,715	$606,712	$676,468
Net income per common share (basic)	$0.55	$0.60	$1.69	$1.97
Net income per common share (diluted)	$0.55	$0.59	$1.69	$1.96
Weighted average common shares (basic)	359,619,083	358,343,781	359,397,063	358,179,618
Weighted average common shares (diluted)	360,460,353	360,087,749	360,069,449	359,635,034

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2016	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$4,432,549
Stock issued in connection with employee incentive compensation plans	410	5	2,014	—	—	2,019
Stock-based compensation expense	—	—	7,013	—	—	7,013
Tax sharing with affiliate	—	—	(392)	—	—	(392)
Net income	—	—	—	—	705,191	705,191
Other comprehensive income (loss), net of taxes	—	—	—	(28,723)	—	(28,723)
Balance — September 30, 2016	358,356	$3,584	$1,652,786	$(26,598)	$3,487,885	$5,117,657

Balance — January 1, 2017	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
Cumulative-effect adjustment upon adoption of ASU 2016-09 (Note 1)	—	—	1,439	—	25,113	26,552
Stock issued in connection with employee incentive compensation plans	871	9	1,582	—	—	1,591
Stock-based compensation expense	—	—	12,166	—	—	12,166
Purchase of treasury stock	(29)	—	(404)	—	—	(404)
Tax sharing with affiliate	—	—	(2)	—	—	(2)
Net income	—	—	—	—	607,490	607,490
Other comprehensive income (loss), net of taxes	—	—	—	(778)	—	(778)
Balance — September 30, 2017	359,750	$3,598	$1,672,392	$27,481	$4,181,763	$5,885,234

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$607,490	$705,191
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(7,694)	4,653
Provision for credit losses	1,692,015	1,782,489
Depreciation and amortization	1,013,738	788,084
Accretion of discount	(193,473)	(281,295)
Originations and purchases of receivables held for sale	(2,773,407)	(3,018,287)
Proceeds from sales of and collections on receivables held for sale	3,032,688	2,460,399
Change in revolving personal loans	(139,358)	(471,061)
Investment losses, net	228,513	276,415
Stock-based compensation	12,166	7,013
Deferred tax expense	264,720	363,036
Changes in assets and liabilities:
Accrued interest receivable	21,729	13,591
Accounts receivable	(6,049)	7,161
Federal income tax and other taxes	(24,823)	176,978
Other assets	(61,765)	(31,572)
Accrued interest payable	(86)	6,657
Other liabilities	(28,176)	(106,879)
Due to/from affiliates	27,858	(6,440)
Net cash provided by operating activities	3,666,086	2,676,133
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(8,448,231)	(9,769,563)
Purchases of portfolios of finance receivables held for investment	(228,843)	(427,384)
Collections on finance receivables held for investment	7,744,969	7,875,592
Proceeds from sale of loans held for investment	135,577	823,877
Leased vehicles purchased	(4,718,388)	(4,624,096)
Manufacturer incentives received	787,093	1,081,399
Proceeds from sale of leased vehicles	1,807,729	1,135,723
Change in revolving personal loans	57,761	362,671
Purchases of furniture and equipment	(15,113)	(19,971)
Sales of furniture and equipment	747	1,985
Change in restricted cash	191,842	(460,749)
Other investing activities	(5,852)	(6,165)
Net cash used in investing activities	(2,690,709)	(4,026,681)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	12,272,344	9,637,933
Payments on notes payable related to secured structured financings	(10,638,153)	(9,130,280)
Proceeds from unsecured notes payable	6,165,000	6,718,900
Payments on unsecured notes payable	(4,885,577)	(6,968,900)
Proceeds from notes payable	15,466,611	15,885,951
Payments on notes payable	(19,123,441)	(14,738,924)
Proceeds from stock option exercises, gross	4,970	2,848
Net cash provided by (used in) financing activities	(738,246)	1,407,528
Net increase in cash and cash equivalents	237,131	56,980
Cash — Beginning of period	160,180	18,893
Cash — End of period	$397,311	$75,873

Noncash investing and financing transactions:
Transfer of secured notes payable to (from) unsecured notes payable	$(495,991)	$—

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.     Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
Santander Consumer USA Holdings Inc., a Delaware corporation (together with its subsidiaries, SC or the Company), is the holding company for Santander Consumer USA Inc., an Illinois corporation (SC Illinois), and its subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination and securitization of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
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
As of September 30, 2017, the Company was owned approximately 58.7% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), approximately 31.6% by public shareholders, approximately 9.7% by DDFS LLC, an entity affiliated with Thomas G. Dundon, the Company’s former Chairman and CEO, and an insignificant amount held by other holders, primarily members of senior management.
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
The accompanying condensed consolidated financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2016 Annual Report on Form 10-K.
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
Recently Adopted Accounting Standards
Since January 1, 2017, the Company adopted the following Financial Accounting Standards Board (FASB) Accounting Standards Updates (ASUs):

•
ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the Statement of Cash Flows (SCF), and forfeitures when accounting for share-based payment transactions. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in APIC pools, and instead requires companies to record all excess tax benefits and deficiencies at settlement, vesting or expiration in the income statement as provision for income taxes. At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits totaled $26,552 net of tax, and was recognized, as an increase, through an adjustment in beginning retained earnings. The Company recorded excess tax deficiency, net of tax of $671 and $430 in the provision for income taxes rather than as an increase to additional paid-in capital for the three and nine months ended September 30, 2017, respectively, on a prospective basis. Therefore, the prior period presented has not been adjusted. All excess tax benefits along with other income tax cash flows are now being classified as operating activities rather than financing activities in the SCF on a prospective basis.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill & Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The new rules state that a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective January 1, 2020, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company expects to early adopt this ASU in the fourth quarter of 2017 and does not expect the adoption of this ASU to have an impact on its financial position, results of operations or cash flows and expects the impact to be disclosure only.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the ASU, entities will apply modification accounting guidance if the value, vesting conditions or classification of award changes. The new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in an interim period. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The new guidance amends the hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line in which the earnings effect of the hedged item is reported. The new guidance is effective for public business entities for fiscal years beginning after December 15,

2018, with early adoption, including adoption in an interim period, permitted. The Company is in the process of evaluating the impact of the adoption of this ASU.

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Retail installment contracts acquired individually (a)	$22,599,161	$23,219,724
Purchased receivables	30,396	158,264
Receivables from dealers	15,902	68,707
Personal loans	5,623	12,272
Capital lease receivables (Note 3)	16,121	22,034
Finance receivables held for investment, net	$22,667,203	$23,481,001
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As at September 30, 2017 and December 31, 2016, $24,799 and $24,495 of loans were recorded at fair value (Note 13).
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$20,044,330	$6,276,659	$16,069	$9,188
Credit loss allowance - specific	—	(1,782,114)	—	—
Credit loss allowance - collective	(1,589,151)	—	(167)	(3,725)
Discount	(331,179)	(84,588)	—	(16)
Capitalized origination costs and fees	59,295	5,909	—	176
Net carrying balance	$18,183,295	$4,415,866	$15,902	$5,623

	December 31, 2016
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,528,406	$5,599,567	$69,431	$19,361
Credit loss allowance - specific	—	(1,611,295)	—	—
Credit loss allowance - collective	(1,799,760)	—	(724)	—
Discount	(467,757)	(91,359)	—	(7,721)
Capitalized origination costs and fees	56,704	5,218	—	632
Net carrying balance	$19,317,593	$3,902,131	$68,707	$12,272
Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $634,677 and $848,918 of the unpaid principal balance represented fleet contracts with commercial borrowers as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company originated $5,168,089 and $6,507,597, respectively, in Chrysler Capital loans which represented 46% and 51%, respectively, of the total retail installment contract originations. Additionally, during the nine months ended September 30, 2017 and 2016, the Company originated $4,693,392 and $4,612,284, respectively, in Chrysler Capital leases. As of September 30, 2017 and December 31, 2016, the Company's auto retail installment contract portfolio consisted of $6,936,988 and $7,365,444, respectively, of Chrysler loans which represents 31% and 32%, respectively, of the Company's auto retail installment contract portfolio. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers.
As of September 30, 2017, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (12%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Outstanding balance	$49,089	$231,360
Outstanding recorded investment, net of impairment	30,646	159,451
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance — beginning of period	$87,994	$137,747	$107,041	$178,582
Accretion of accretable yield	(5,223)	(17,830)	(26,670)	(58,774)
Disposals/transfers	(62,183)	—	(62,183)	—
Reclassifications from (to) nonaccretable difference (a)	1,648	(8,627)	4,048	(8,518)
Balance — end of period	$22,236	$111,290	$22,236	$111,290
(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
During the three months ended September 30, 2017, the Company sold receivables previously acquired with deteriorated credit quality to SBNA (Note 11). Carrying value of the receivables at the date of sale was $99,301. No such sales occurred during the three or nine months ended September 30, 2016.
During the three and nine months ended September 30, 2017 and 2016, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended September 30, 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $135,772 (nil for the three months ended September 30, 2017) and for the nine months ended September 30, 2017 and 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $226,613 and $327,443, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers

The receivables from dealers held for investment are all Chrysler Agreement-related. As of September 30, 2017, borrowers on these dealer receivables are located in Virginia (62%), New York (28%), Missouri (10%) and Wisconsin (1%). The Company previously held a term loan with a third-party vehicle dealer and lender that operates in multiple states. The loan allowed committed borrowings of $50,000 at December 31, 2016. During the three months ended September 30, 2017, the unpaid principal balance of the facility of $50,000 along with accrued interest was repaid.
Personal Loans
At September 30, 2016, the Company determined that its intent to sell certain personal revolving loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $5,623 and $11,733 at September 30, 2017 and December 31, 2016, respectively.
Held For Sale
The carrying value of the Company's finance receivables held for sale, net is comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Retail installment contracts acquired individually	$845,910	$1,045,815
Personal loans	929,549	1,077,600
Finance receivables held for sale, net	$1,775,459	$2,123,415
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Sales of retail installment contracts to third parties	—	$793,804	260,568	$2,312,983
Proceeds from sales of charged-off assets	27,954	12,521	76,746	47,594

The Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and serviced as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Serviced balance of retail installment contracts and leases sold to third parties	$6,674,980	$10,116,788

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Leased vehicles	$13,831,441	$11,939,295
Less: accumulated depreciation	(2,830,041)	(2,326,342)
Depreciated net capitalized cost	11,001,400	9,612,953
Manufacturer subvention payments, net of accretion	(1,098,331)	(1,066,531)
Origination fees and other costs	28,214	18,206
Net book value	$9,931,283	$8,564,628
Periodically, the Company executes bulk sales of Chrysler Capital leases to a third party. The bulk sale agreements include certain provisions whereby the Company agrees to share in residual losses for lease terminations with losses over a specific percentage threshold (Note 10). The Company has retained servicing on the sold leases. During the three and nine months ended September 30, 2017 and 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2017:

Remainder of 2017	$474,217
2018	1,497,436
2019	859,498
2020	219,541
2021	4,282
Thereafter	—
Total	$3,054,974
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Gross investment in capital leases	$25,725	$39,417
Origination fees and other	79	150
Less: unearned income	(4,077)	(7,545)
Net investment in capital leases before allowance	21,727	32,022
Less: allowance for lease losses	(5,606)	(9,988)
Net investment in capital leases	$16,121	$22,034

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of September 30, 2017:

Remainder of 2017	$2,864
2018	11,004
2019	5,907
2020	3,206
2021	1,994
Thereafter	750
Total	$25,725

4.	Credit Loss Allowance and Credit Quality

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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of September 30, 2017 and 2016, the credit loss allowance for receivables from dealers is comprised of a general allowance of $167 and $648, respectively, as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired and dealer loans for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers

Balance — beginning of period	$3,446,968	$713	$4,362	$3,422,736	$837
Provision for credit losses	535,427	(546)	1,134	609,396	(189)
Charge-offs (a)	(1,206,059)	—	(1,976)	(1,246,760)	—
Recoveries	594,929	—	205	615,913	—
Balance — end of period	$3,371,265	$167	$3,725	$3,401,285	$648
(a) For the three months ended September 30, 2017, charge-offs for retail installment contracts acquired individually includes approximately $18 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. No such charge-offs were recorded for the three months ended September 30, 2016.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually	Receivables from Dealers

Balance — beginning of period	$3,411,055	$724	$—	$3,197,414	$916
Provision for credit losses	1,682,894	(557)	10,275	1,787,277	(133)
Charge-offs (a)	(3,542,471)	—	(7,194)	(3,429,905)	(135)
Recoveries	1,819,787	—	644	1,846,499	—
Balance — end of period	$3,371,265	$167	$3,725	$3,401,285	$648
(a) For the nine months ended September 30, 2017, charge-offs for retail installment contracts acquired individually includes approximately $66 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. No such charge-offs were recorded for the nine months ended September 30, 2016.

The impairment activity related to purchased receivables portfolios for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance — beginning of period	$169,323	$168,518	$169,323	$172,308
Incremental provisions for purchased receivable portfolios	—	—	—	—
Incremental reversal of provisions for purchased receivable portfolios	—	804	—	(2,986)
Balance — end of period	$169,323	$169,322	$169,323	$169,322
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance — beginning of period	$6,367	$12,752	$9,988	$19,878
Provision for lease losses	432	387	(597)	(1,669)
Charge-offs	(2,655)	(5,712)	(9,415)	(28,267)
Recoveries	1,462	3,617	5,630	21,102
Balance — end of period	$5,606	$11,044	$5,606	$11,044

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

As of September 30, 2017 and December 31, 2016, a summary of delinquencies on retail installment contracts held for investment portfolio is as follows:

	September 30, 2017
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,574,165	$6,061	$2,580,226
Delinquent principal over 59 days (a)	1,460,793	3,750	1,464,543
Total delinquent principal	$4,034,958	$9,811	$4,044,769

	December 31, 2016
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,911,800	$13,703	$2,925,503
Delinquent principal over 59 days (a)	1,520,105	6,638	1,526,743
Total delinquent principal	$4,431,905	$20,341	$4,452,246
(a) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts. The Company's delinquency ratio continues to be calculated using the end of period delinquent principal over 60 days.

The balances in the above tables reflect total unpaid principal balance rather than net recorded investment before allowance.

As of September 30, 2017 and December 31, 2016, there were no receivables from dealers that were 30 days or more delinquent. As of September 30, 2017 and December 31, 2016, there were $34,109 and $33,886, respectively, of retail installment contracts held for sale that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of September 30, 2017 and December 31, 2016 was as follows:

FICO® Band	September 30, 2017	December 31, 2016
Commercial (a)	2.4%	3.1%
No-FICOs	11.6%	12.2%
<540	22.4%	22.1%
540-599	32.4%	31.4%
600-639	17.5%	17.4%
>640	13.7%	13.8%

(a)FICO scores are not obtained on loans to commercial borrowers.

Commercial Lending — The Company's risk department performs a commercial analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Note 4 of the 2016 Annual Report on Form 10-K. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Pass	$13,482	$17,585
Special Mention	5,688	2,790
Substandard	808	1,488
Doubtful	—	—
Loss	—	—
Total	$19,978	$21,863

Commercial loan credit quality indicators for receivables from dealers held for investment as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Pass	$14,340	$67,681
Special Mention	117	—
Substandard	1,613	1,750
Doubtful	—	—
Loss	—	—
Unpaid principal balance	$16,069	$69,431

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company's TDR balance as of September 30, 2017 and December 31, 2016 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of September 30, 2017 and December 31, 2016, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	Retail Installment Contracts
Outstanding recorded investment (a)	$6,330,331	$5,637,792
Impairment	(1,782,114)	(1,611,295)
Outstanding recorded investment, net of impairment	$4,548,217	$4,026,497
(a) As of September 30, 2017, the outstanding recorded investment excludes $50.7 million of collateral-dependent bankruptcy TDRs that has been written down by $23.7 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at September 30, 2017 and December 31, 2016, is as follows:

	September 30, 2017	December 31, 2016
	Retail Installment Contracts
Principal, 30-59 days past due	$1,184,804	$1,253,848
Delinquent principal over 59 days	753,606	736,691
Total delinquent TDR principal	$1,938,410	$1,990,539
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes past due more than 60 days, and considered for return to accrual when a sustained period of repayment performance has been achieved. As of September 30, 2017, the Company had $482,593 of TDR loans which were less than 60 days past due, but for which repayment was not reasonably assured, and were therefore in nonaccrual status.

Average recorded investment and income recognized on TDR loans are as follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$6,143,345	$5,213,132
Interest income recognized	$225,871	$207,115

	Nine Months Ended
	September 30, 2017	September 30, 2016
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$5,929,146	$4,940,280
Interest income recognized	$711,033	$576,682
The following table summarizes the financial effects of TDRs that occurred during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016
	Retail Installment Contracts
Outstanding recorded investment before TDR	$1,123,080	$929,871
Outstanding recorded investment after TDR	$1,122,450	$932,472
Number of contracts (not in thousands)	66,001	52,780

	Nine Months Ended
	September 30, 2017	September 30, 2016
	Retail Installment Contracts
Outstanding recorded investment before TDR	$2,778,407	$2,463,409
Outstanding recorded investment after TDR	$2,776,006	$2,478,035
Number of contracts (not in thousands)	160,098	139,524
Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2017 and 2016 are summarized in the following table:

	Three Months Ended
	September 30, 2017	September 30, 2016
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$197,953	$206,247
Number of contracts (not in thousands)	11,219	11,745

	Nine Months Ended
	September 30, 2017	September 30, 2016
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$600,117	$565,724
Number of contracts (not in thousands)	33,735	32,256
(a) For TDR modifications and TDR modifications that subsequently defaults, the allowance methodology remains unchanged.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	January 2018	$181,083	$500,000	2.96%	$276,519	$—
Warehouse line	Various (a)	258,545	1,250,000	1.21%	387,668	11,554
Warehouse line (b)	August 2018	—	780,000	1.39%	2,329	121
Warehouse line (c)	August 2018	2,766,543	3,120,000	2.22%	3,724,088	61,367
Warehouse line	October 2018	445,277	1,800,000	3.45%	661,090	12,644
Repurchase facility (d)	December 2017	254,120	254,120	3.35%	—	13,708
Repurchase facility (d)	April 2018	202,311	202,311	2.62%	—	—
Repurchase facility (d)	March 2018	148,690	148,690	3.88%	—	—
Repurchase facility (d)	November 2017	53,335	53,335	2.43%	—	—
Warehouse line	November 2018	274,499	1,000,000	3.44%	401,219	7,920
Warehouse line	October 2018	87,965	400,000	3.72%	132,197	2,852
Warehouse line	November 2018	57,820	500,000	4.54%	63,712	2,215
Warehouse line (e)	October 2017	235,700	300,000	2.67%	276,521	9,278
Total facilities with third parties		4,965,888	10,308,456		5,925,343	121,659
Facilities with Santander and related subsidiaries (f,g):
Line of credit	December 2017	—	1,000,000	3.04%	—	—
Line of credit	December 2018	—	1,000,000	3.09%	—	—
Promissory Note	March 2019	300,000	300,000	2.45%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note (h)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Line of credit	December 2018	265,400	750,000	3.77%	—	—
Line of credit	March 2019	—	3,000,000	3.94%	—	—
Total facilities with Santander and related subsidiaries		2,365,400	7,850,000		—	—
Total revolving credit facilities		$7,331,288	$18,158,456		$5,925,343	$121,659

(a)	Half of the outstanding balance on this facility matures in March 2018 and half matures in March 2019.

(b)	This line is held exclusively for financing of Chrysler Capital loans.

(c)	This line is held exclusively for financing of Chrysler Capital leases.

(d)	These repurchase facilities are collateralized by securitization notes payable retained by the Company. These facilities have rolling maturities of up to one year.

(e)	In October 2017, the warehouse line that matured was extended to December 2017.

(f)
The lines of credit generally are also collateralized by securitization notes payable and residuals retained by the Company. As of September 30, 2017 and December 31, 2016, zero and $1,316,568, respectively, of the aggregate outstanding balances on these facilities were unsecured.

(g)	In October 2017, the Company executed a $400 million promissory note with SHUSA. The promissory note matures October 10, 2020.

(h)
The Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. During the three months ended September 30, 2017, the Company terminated the fair value hedge. At the time of termination, the fair value hedge adjustment was $4.5 million, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

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
Through SHUSA, Santander provides the Company with $3,000,000 of committed revolving credit that can be drawn on an unsecured basis. Through its New York branch, Santander provides the Company with $2,750,000 of long-term committed revolving credit facilities. The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2017 and December 31, 2018, respectively. These facilities currently permit unsecured borrowing but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.
Promissory Notes
Through SHUSA, Santander provides the Company with $2,100,000 of promissory notes. Santander Consumer ABS Funding 2, LLC (a subsidiary) established a committed facility of $300 million with SHUSA on March 6, 2014. This facility matured on March 6, 2017 and was replaced on the same day with a $300 million term promissory note executed by SC Illinois as the borrower and SHUSA as the lender. Interest accrues on this note at a rate equal to three-month LIBOR plus 1.35%. The note has a maturity date of March 6, 2019.
In addition, SC Illinois as borrower executed the following promissory notes with SHUSA;
•a $500 million term promissory note on May 11, 2017. Interest accrues on this note at the rate of 3.49%. The note has a maturity date of May 11, 2020.

•a $650 million term promissory note on March 31, 2017. Interest accrues on this note at the rate of 4.20%. The note has a maturity date of March 31, 2022.
•a $650 million term promissory note on August 3, 2017. Interest accrues on this note at the rate of 3.44%. The note has a maturity date of August 3, 2021.

Secured Structured Financings

The following table presents information regarding secured structured financings as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2013 Securitizations	April 2019 - March 2021	$612,494	$5,439,700	0.90% - 1.59%	$797,901	$166,215
2014 Securitizations	February 2020 - April 2022	1,340,311	6,391,020	1.16% - 1.72%	1,584,279	220,843
2015 Securitizations	April 2020- January 2023	2,821,425	9,185,032	1.33% - 2.29%	3,964,228	387,272
2016 Securitizations	April 2022 - March 2024	4,087,267	7,462,790	1.63% - 2.80%	5,425,003	366,363
2017 Securitizations	April 2023 - Sept 2024	6,066,240	7,391,890	1.35% - 2.52%	7,853,934	346,534
Public securitizations (a)		14,927,737	35,870,432		19,625,345	1,487,227
2011 Private issuances	December 2018	360,029	1,700,000	1.46%	475,937	23,648
2013 Private issuances	September 2018	2,379,762	2,044,054	1.28% - 1.38%	3,716,406	153,499
2014 Private issuances	March 2018 -November 2021	159,957	1,530,125	1.05% - 1.40%	274,552	11,055
2015 Private issuances	December 2016 - July 2019	2,223,017	2,305,062	0.88% - 2.81%	1,137,412	52,172
2016 Private issuances	May 2020 - September 2024	1,720,933	3,050,000	1.55% - 2.86%	2,441,657	89,456
2017 Private issuances	April 2021 - September 2021	1,486,928	1,600,000	1.85% - 2.44%	1,877,131	41,287
Privately issued amortizing notes		8,330,626	12,229,241		9,923,095	371,117
Total secured structured financings		$23,258,363	$48,099,673		$29,548,440	$1,858,344

(a)	Secured structured financings executed under Rule 144A of the Securities Act are included within this balance.

(b)	Secured structured financings may be collateralized by the Company's collateral overages of other issuances.

	December 31, 2016
	Original Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2012 Securitizations	September 2018	$197,470	$2,525,540	0.92%-1.23%	$312,710	$73,733
2013 Securitizations	January 2019 - January 2021	1,172,904	6,689,700	0.89%-1.59%	1,484,014	222,187
2014 Securitizations	February 2020 - January 2021	1,858,600	6,391,020	1.16%-1.72%	2,360,939	250,806
2015 Securitizations	September 2019 - January 2023	4,326,292	9,317,032	1.33%-2.29%	5,743,884	468,787
2016 Securitizations	April 2022 - March 2024	5,881,216	7,462,790	1.63%-2.46%	7,572,977	408,086
Securitizations		13,436,482	32,386,082		17,474,524	1,423,599
2010 Private issuances	June 2011	113,157	516,000	1.29%	213,235	6,270
2011 Private issuances	December 2018	342,369	1,700,000	1.46%	617,945	31,425
2013 Private issuances	September 2018-September 2020	2,375,964	2,693,754	1.13%-1.38%	4,122,963	164,740
2014 Private issuances	March 2018 - December 2021	643,428	3,271,175	1.05%-1.40%	1,129,506	68,072
2015 Private issuances	December 2016 - July 2019	2,185,166	2,855,062	0.88%-2.81%	2,384,661	140,269
2016 Securitizations	May 2020 - September 2024	2,512,323	3,050,000	1.55%-2.86%	3,553,577	90,092
Privately issued amortizing notes		8,172,407	14,085,991		12,021,887	500,868
Total secured structured financings		$21,608,889	$46,472,073		$29,496,411	$1,924,467

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of September 30, 2017 and December 31, 2016, the Company had private issuances of notes backed by vehicle leases totaling $5,507,315 and $3,862,274, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $9,489 and $7,021 for the three months ended September 30, 2017 and 2016, respectively, and $26,595 and $20,224 for the nine months ended September 30, 2017 and 2016, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended September 30, 2017 and 2016 was $152,950 and $108,720, respectively and for the nine months ended September 30, 2017 and 2016 was $409,968 and $305,677, respectively.

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
On-balance sheet variable interest entities

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of September 30, 2017 and December 31, 2016, the Company was servicing $26,315,659 and $27,802,971, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three and nine months ended September 30, 2017 and 2016, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Assets securitized	$2,998,430	$2,043,114	$15,395,158	$12,026,706

Net proceeds from new securitizations (a)	$2,936,719	$1,688,822	$11,998,611	$9,509,135
Net proceeds from sale of retained bonds	—	—	273,733	128,798
Cash received for servicing fees (b)	228,131	200,634	653,048	595,070
Net distributions from Trusts (b)	666,179	776,306	2,073,965	2,167,512
Total cash received from Trusts	$3,831,029	$2,665,762	$14,999,357	$12,400,515

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three and nine months ended September 30, 2017, the Company sold $1,347,010 and $2,583,341 of gross retail installment contracts to VIEs in off-balance sheet securitizations for a loss of $6,846 and $13,026, respectively, which is recorded in investment losses, net in the accompanying condensed consolidated statements of income. The transactions were executed under securitization platforms with Santander. Santander, as a majority owned affiliate, will hold eligible vertical interest in Notes and Certificates of not less than 5% to comply with the Dodd-Frank Act risk retention rules. For the three and nine months ended September 30, 2016, the Company executed no off-balance sheet securitizations with VIEs with which it has continuing involvement.
As of September 30, 2017 and December 31, 2016, the Company was servicing $3,955,935 and $2,741,101, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	September 30, 2017	December 31, 2016
SPAIN	$2,265,206	$—
Total serviced for related parties	2,265,206	—
Chrysler Capital securitizations	1,690,729	2,472,756
Other third parties	—	268,345
Total serviced for third parties	1,690,729	2,741,101
Total serviced for others portfolio	$3,955,935	$2,741,101
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Receivables securitized (a)	$1,347,010	$—	$2,583,341	$—

Net proceeds from new securitizations	$1,347,430	$—	$2,588,227	$—
Cash received for servicing fees	12,309	10,027	25,677	38,885
Total cash received from securitization trusts	$1,359,739	$10,027	$2,613,904	$38,885
(a) Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivatives financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company's exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.

In addition, the Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at September 30, 2017 and December 31, 2016.
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at September 30, 2017 and December 31, 2016, are as follows:

	September 30, 2017
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,978,500	$39,986	$39,986	$—
Interest rate swap agreements not designated as hedges	1,493,800	8,801	8,801	—
Interest rate cap agreements	11,900,578	90,313	116,568	(26,255)
Options for interest rate cap agreements	11,900,578	(90,259)	26,304	(116,563)

	December 31, 2016
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$7,854,700	$44,618	$45,551	$(933)
Interest rate swap agreements not designated as hedges	1,019,900	1,939	2,076	(137)
Interest rate cap agreements	9,463,935	76,269	76,269	—
Options for interest rate cap agreements	9,463,935	(76,281)	—	(76,281)
Total return settlement	658,471	(30,618)	—	(30,618)
During the three months ended June 30, 2017, the Company entered into an interest rate swap to hedge the interest rate risk on a certain fixed rate debt. This derivative was designated as a fair value hedge at inception and was accounted for by recording the change in the fair value of the derivative instrument and the related hedged item attributable to interest rate risk on the Condensed Consolidated Balance Sheets, with the corresponding income or expense recorded in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2017, the Company terminated the interest rate swap.

The Company purchased price holdback payments and total return settlement payments that were considered to be derivatives, collectively referred to herein as “total return settlement,” and accordingly were marked to fair value each reporting period. The Company was obligated to make purchase price holdback payments on a periodic basis to a third-party originator of loans that the Company has purchased, when losses are lower than originally expected. The Company also was obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. All purchase price holdback payments and all total return settlement payments due in 2016 and 2017 have been made and as of September 30, 2017, the derivative instrument has been settled.

See Note 13 for disclosure of fair value and balance sheet location of the Company's derivative financial instruments.

The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of September 30, 2017 and December 31, 2016:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Received (a)	Net Amount
September 30, 2017
Interest rate swaps - Santander and affiliates	$6,042	$(336)	$5,706
Interest rate swaps - third party	42,745	(27,146)	15,599
Interest rate caps - Santander and affiliates	5,053	(5,053)	—
Interest rate caps - third party	111,515	(78,896)	32,619
Back to back - Santander & affiliates	$9,775	—	$9,775
Back to back - third party	$16,529	—	$16,529
Total derivatives subject to a master netting arrangement or similar arrangement	191,659	(111,431)	80,228
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$191,659	$(111,431)	$80,228
Total financial assets	$191,659	$(111,431)	$80,228

December 31, 2016
Interest rate swaps - Santander and affiliates	$5,372	$—	$5,372
Interest rate swaps - third party	42,254	(22,100)	20,154
Interest rate caps - Santander and affiliates	7,593	—	7,593
Interest rate caps - third party	68,676	—	68,676
Total derivatives subject to a master netting arrangement or similar arrangement	123,895	(22,100)	101,795
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$123,895	$(22,100)	$101,795
Total financial assets	$123,895	$(22,100)	$101,795

(a)	Cash collateral received is reported in Other liabilities or Due to affiliate, as applicable, in the condensed consolidated balance sheet.

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged (a)	Net Amount
September 30, 2017
Interest rate swaps - Santander & affiliates	$—	$—	$—
Interest rate swaps - third party	—	—	—
Interest rate caps - Santander and affiliates	9,775	—	9,775
Interest rate caps - third party	16,480	$(372)	16,108
Back to back - Santander & affiliates	5,053	(5,053)	—
Back to back - third party	111,510	(46,650)	64,860
Total derivatives subject to a master netting arrangement or similar arrangement	142,818	(52,075)	90,743
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$142,818	$(52,075)	$90,743
Total financial liabilities	$142,818	$(52,075)	$90,743

December 31, 2016
Interest rate swaps - Santander & affiliates	$546	$(546)	$—
Interest rate swaps - third party	524	(524)	—
Back to back - Santander & affiliates	7,593	(7,593)	—
Back to back - third party	68,688	(68,688)	—
Total derivatives subject to a master netting arrangement or similar arrangement	77,351	(77,351)	—
Total return settlement	30,618	—	30,618
Total derivatives not subject to a master netting arrangement or similar arrangement	30,618	—	30,618
Total derivative liabilities	$107,969	$(77,351)	$30,618
Total financial liabilities	$107,969	$(77,351)	$30,618

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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, and gains (losses) recognized in net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(2,061)	$(882)	$1,461
Interest rate swap agreements designated as fair value hedges	(1,232)	—	—
Total	$(3,293)	$(882)	$1,461

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$90
Gains (losses) recognized in operating expenses	$(2,723)

	Three Months Ended September 30, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$293	$27,764	$(10,799)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(3,769)
Gains (losses) recognized in operating expenses	$343

	Nine Months Ended September 30, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(11,573)	$4,233	$(3,158)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$90
Gains (losses) recognized in operating expenses	$(2,297)

	Nine Months Ended September 30, 2016
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$528	$(81,247)	$(35,442)

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$2,428
Gains (losses) recognized in operating expenses	$(2,337)

The ineffectiveness related to the interest rate swap agreements designated as cash flow hedges was insignificant for the nine months ended September 30, 2017 and 2016. The Company estimates that approximately $12,648 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	September 30, 2017	December 31, 2016
Vehicles (a)	$206,076	$257,382
Manufacturer subvention payments receivable (b)	102,383	161,447
Upfront fee (b)	83,750	95,000
Derivative assets at fair value (c)	170,789	110,930
Derivative - third party collateral	120,711	75,089
Prepaids	41,324	46,177
Accounts receivable	28,758	22,480
Other	32,469	16,905
Other assets	$786,260	$785,410

(a)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

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
The Company recorded income tax expense of $78,385 (28.2% effective tax rate) and $90,473 (29.8% effective tax rate) during the three months ended September 30, 2017 and 2016, respectively, and $239,819 (28.3% effective tax rate) and $365,334 (34.1% effective tax rate) during the nine months ended September 30, 2017 and 2016, respectively.
The Company has historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from the Company’s Puerto Rican subsidiary, SCI. In June 2017, the Company asserted that undistributed net earnings of SCI would be indefinitely reinvested outside the United States. This change in assertion was primarily driven by future United States cash projections and the Company’s intent to invest the earnings generated outside the United States. Under ASC 740-30 (formerly APB 23), unremitted earnings that are no longer permanently invested would become subject to deferred income taxes under United States law. The Company had $156.7 million of undistributed net earnings and a $52.8 million unrecorded deferred tax liability at September 30, 2017.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $467 and $1,087 at September 30, 2017 and December 31, 2016, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.
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

The following table summarizes liabilities recorded for commitments and contingencies as of September 30, 2017 and December 31, 2016, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2017	December 31, 2016
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$13,270	$10,134
Agreement with Bank of America	Servicer performance fee	8,066	9,797
Agreement with CBP	Loss-sharing payments	4,874	4,563
Other Contingencies	Consumer arrangements	8,637	—
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	17,800	39,200

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $13,270 and $10,134 at September 30, 2017 and December 31, 2016, respectively, related to these obligations.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that the Company maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. The Company has not met these penetration rates at September 30, 2017. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to the Company's financial condition and results of operations.

Agreement with Bank of America
Until January 31, 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to sell up to $300,000 of eligible loans to the bank each month. On October 27, 2016, Bank of America notified the Company that it was terminating the flow agreement effective January 31, 2017, and accordingly, the flow agreement is terminated. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $8,066 and $9,797 at September 30, 2017 and December 31, 2016, respectively, related to this obligation.
Agreement with CBP
Until May 1, 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. Under the flow agreement, as amended, CBP's committed purchases of Chrysler Capital prime loans were a maximum of $200,000 and a minimum of $50,000 per quarter. The Company retained servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $4,874 and $4,563 at September 30, 2017 and December 31, 2016, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $8,637 and zero at September 30, 2017 and December 31, 2016, respectively, for other miscellaneous contingencies.
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

As of September 30, 2017, the Company has accrued aggregate legal and regulatory liabilities of $17,800. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $18,000 as of September 30, 2017. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•Deka Lawsuit
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

•Feldman Lawsuit
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

•Parmelee Lawsuit
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

•Jackie888 Lawsuit
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

Consumer Lending Cases
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

Regulatory Proceedings
The Company is party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRBB, the CFPB, the DOJ, the SEC, the FTC and various state regulatory and enforcement agencies.

•Civil Subpoenas Relating to Underwriting and Securitization of Nonprime Loans
Currently, such proceedings include, but are not limited to, a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007, and from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2013.

•2017 Written Agreement with the Federal Reserve

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

•Attorneys General Enforcement Actions
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

•Mississippi Attorney General Lawsuit
On January 10, 2017, the Attorney General of the State of Mississippi (the Mississippi AG) filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that the Company engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the MCPA) and seeks unspecified civil penalties, equitable relief and other relief. On March 31, 2017, the Company filed motions to dismiss the Mississippi AG’s lawsuit. On May 18, 2017, the Company filed a motion to stay the Mississippi AG’s lawsuit pending the resolution of an interlocutory appeal relating to the MCPA before the Mississippi Supreme Court in Purdue Pharma, L.P., et al. v. State, No. 2017-IA- 00300-SCT, on May 30, 2017, the Mississippi AG filed an opposition to the motion to stay, and on June 14, 2017, the Company filed a reply to the Mississippi AG’s opposition. On September 25, 2017, the court granted the motion to stay and ordered a stay of all proceedings, excluding discovery and final briefing on motions to dismiss.

•SCRA Consent Order
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

•ECOA Investigation
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
Agreements
The Company committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of September 30, 2017 and December 31, 2016, the Company was obligated to purchase $12,865 and $12,634, respectively, in receivables that had been originated by the retailer but not yet purchased by the Company.

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
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. The Company recorded no adjustments for the three and nine months ended September 30, 2017 and downward adjustments of zero and $836 for the three and nine months ended September 30, 2016, respectively.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2017, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated on May 9, 2015. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's condensed consolidated balance sheets. As of September 30, 2017, the balance in the collateral account is $22. In January 2015, the Company additionally agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception. As of September 30, 2017 and December 31, 2016, the Company had a recorded liability of $2,983 and $2,691, respectively, related to the residual losses covered under the agreement.
On March 31, 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell charged off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200,000 in proceeds. On June 29, 2015, the Company and the third party executed an amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $275,000. On September 30, 2015, the Company and the third party executed a second amendment to the forward flow asset sale agreement, which required sales to occur quarterly. On November 13, 2015, the Company and the third party executed a third amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $350,000. However, any sale more than $275,000 is subject to a market price check. As of September 30, 2017 and December 31, 2016, the remaining aggregate commitment was $108,403 and $166,167, respectively.
Employment Agreements
Pursuant to the terms of a Separation Agreement among former CEO Thomas G. Dundon, the Company, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will owe Mr. Dundon a cash payment of up to $115,139 (Note 11).

Leases

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $2,773 and $8,240 for the three and nine months ended September 30, 2017, respectively and $2,749 and $8,588 for the three and nine months ended September 30, 2016, respectively. The remaining obligations under lease commitments at September 30, 2017 are as follows:

Years ended December 31,
2017	$2,992
2018	12,645
2019	12,773
2020	13,035
2021	12,910
Thereafter	56,794
Total	$111,149

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Line of credit agreement with Santander - New York Branch (Note 5)	$8,158	$16,404	$46,624	$52,800
Debt facilities with SHUSA (Note 5)	26,211	6,023	59,105	14,892
Accrued interest for affiliate lines/letters of credit at September 30, 2017 and December 31, 2016, was as follows:

	September 30, 2017	December 31, 2016
Line of credit agreement with Santander - New York Branch (Note 5)	$1,409	$6,297
Debt facilities with SHUSA (Note 5)	15,192	1,737
In August 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,672 and $4,620 for the three and nine months ended September 30, 2017, respectively, and $1,616 and $4,783 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had $6,239 and $1,620 of related fees payable to Santander, respectively.
Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $4,372,800 and $7,259,400 at September 30, 2017 and December 31, 2016, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $9,169 and $15,092 at September 30, 2017 and December 31, 2016, respectively. Interest expense and mark-to-market adjustments on these agreements totaled $1,227 and $1,932 for the three months ended September 30, 2017 and 2016, respectively, and $1,443 and $16,098 for the nine months ended September 30, 2017 and 2016, respectively.
Originations

The Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. On April 15, 2016, the relationship management fee was replaced with an origination fee and annual renewal fee for each loan. The Company did not recognize any relationship management fee income the three and nine month period ended September 30, 2017. The Company recognized relationship management fee income of zero and $419 for the three and nine month period ended September 30, 2016. The Company recognized $246 and $1,009 of origination fee income for the three months ended September 30, 2017 and 2016, respectively, and $1,213 and $2,292 of origination fee income for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Company recognized $357 and $158 of renewal fee income for the three months ended September 30, 2017 and 2016, respectively, and $935 and $271 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had origination and renewal fees receivable from SBNA of $237 and $552. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. Servicing fee expense under this agreement totaled $21 and $77 for the three and nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company had $16 and $21, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of September 30, 2017 or December 31, 2016 for such advances.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $3,482 and $2,761 related to such originations as of September 30, 2017 and December 31, 2016, respectively.
The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to the Company in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of September 30, 2017 and December 31, 2016, the unamortized fee balance was $5,175 and $5,850, respectively. The Company recognized $225 and $675 of income related to the referral fee for the three and nine months ended September 30, 2017 and 2016, respectively.
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $887 and $1,140 for the three months ended September 30, 2017 and 2016, respectively and $2,658 and $4,457 for the nine months ended September 30, 2017 and 2016, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Total serviced portfolio	$427,168	$531,117
Cash collections due to owner	13,425	21,427
Servicing fees receivable	983	1,123

During the three months ended September 30, 2017, the Company sold certain receivables previously acquired with deteriorated credit quality to SBNA. These loans were sold with a gain of $35,927 recognized in investment losses, net in the accompanying condensed consolidated financial statements. The Company will continue to perform the servicing of these assets and has recorded $231 of servicing fee income from SBNA during the period ended September 30, 2017.

Other information on the serviced receivables for SBNA as of September 30, 2017 is as follows:

September 30, 2017
Total serviced portfolio	$129,727
Cash collections due to owner	273
Servicing fees receivable	110

Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated/serviced by the Company and the costs associated with modifying the

Advanced Teller platform to the payments. The Company incurred $62 and $178 for these services during the three and nine months ended September 30, 2017.
Flow Agreements
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company received an origination fee on all leases originated under this agreement and continues to service these vehicles leases. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. Servicing fee income recognized on leases serviced for SBNA totaled $1,066 and $1,742 for the three months ended September 30, 2017 and 2016, respectively, and $4,115 and $5,741 for the nine months ended September 30, 2017 and 2016, respectively. Other information on the consumer vehicle lease portfolio serviced for SBNA as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Total serviced portfolio	$459,524	$1,297,317
Cash collections due to owner	—	78
Origination and servicing fees receivable	2,020	926
Revenue share reimbursement receivable	3,365	612

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby the Company indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, the Company established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and the Company, in the case of payments and sale proceeds. As of September 30, 2017 and December 31, 2016, the balance in the collateral account is $22 and $11,329, respectively. The Company recognized no indemnification expense for the three and nine months ended September 30, 2017, and 2016.

Also, in January 2015, the Company agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception. At the time of the agreement, the Company established a collateral account held by SBNA to cover the expected losses, as of September 30, 2017 and December 31, 2016, the balance in the collateral account was $2,713 and $2,706, respectively. As of September 30, 2017 and December 31, 2016, the Company had a recorded liability of $2,983 and $2,691 respectively, related to the residual losses covered under the agreement.
Securitizations
On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company will provide servicing on all loans originated under this arrangement. As at September 30, 2017, the Company sold $1,236,331 of loans under this arrangement. Under a separate securities purchase agreement, the Company sold $1,347,010 of prime loans to Santander during the three months ended September 30, 2017. A total loss of $6,846 and $13,026 was recognized for the three and nine months period ended September 30, 2017, which is included in investment losses, net in the accompanying condensed consolidated financial statements. Servicing fee income recognized totaled $529 and $1,419 for the three and nine ended September 30, 2017. The Company had $14,083 of collections due to Santander as of September 30, 2017.
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
As of September 30, 2017, the Company has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, the Company will be obligated to make a cash payment to Mr. Dundon of up to $115,139. This amount would be recorded as compensation expense in the condensed consolidated statement of income and comprehensive income in the period in which approval is obtained.

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

Other related-party transactions

As of September 30, 2017, Jason Kulas and Mr. Dundon, both being former members of the Board and CEO of the Company, along with a Santander employee who was a member of the Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended September 30, 2017 and 2016, the Company recorded $1,275 and $1,361, respectively, in lease expenses on this property and for the nine months ended September 30, 2017 and 2016, the Company recorded $3,836 and $3,832, respectively, in lease expenses on this property. The Company subleases approximately13,000 square feet of its corporate office space to SBNA. For the three months ended September 30, 2017 and 2016, the Company recorded $41 in sublease revenue on this property, and for the nine months ended September 30, 2017 and 2016, the Company recorded $122 in sublease revenue on this property. Future minimum lease payments over the remainder of the 9-year term of the lease, which extends through 2026, total $64,050.

The Company's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of September 30, 2017 and December 31, 2016, SCI had cash of $72,170 and $98,836, respectively, on deposit with Banco Santander Puerto Rico.

During 2015, Santander Investment Securities Inc. (SIS), an affiliated entity, purchased an investment of $2,000 in the Class A3 notes of CCART 2013-A, a securitization Trust formed by the Company in 2013. Although CCART 2013-A is not a consolidated entity of the Company, the Company continues to service the assets of the associated trust. SIS also serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended September 30, 2017 and 2016, totaled $100 and zero, respectively, and totaled $1,259 and $1,049 for the nine months ended September 30, 2017 and 2016, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $16 and $64 for the three and nine months ended September 30, 2016. No such expenses were incurred for the three and nine months ended September 30, 2017.

The Company is party to an MSA with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. This cost method investment was carried at a value of zero in the Company's condensed consolidated balance sheets as of September 30, 2017, as it had been fully impaired. The MSA enables the Company to review point-of-sale credit applications of retail store customers. During the six months ending June 30, 2016, the Company did not originate any loans under the MSA and effective August 17, 2016, the Company ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generate rebates based on purchases made. As at September 30, 2017, the activities associated with the program were insignificant.

Effective April 1, 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $142 and $354 for the three and nine months ended September 30, 2017. As of September 30, 2017, the amount outstanding was $354.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards whereby the holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares are considered to be participating securities.

The calculation of diluted EPS excludes 778,019 employee stock option awards for the three and nine months ended September 30, 2017, as the effect of those securities would be anti-dilutive if exercised and issued. The calculation of diluted EPS excludes 1,933,659 employee stock option awards for the three and nine months ended September 30, 2016, as the effect of those securities would be anti-dilutive if exercised and issued.

Restricted stock units of zero and 620,625 for three and nine months ended September 30, 2017 (nil for three and nine months ended September 30, 2016), respectively, were excluded from the calculation of diluted EPS as the effect of those securities would be anti-dilutive.

The following table represents EPS numbers for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings per common share
Net income	$199,388	$213,547	$607,490	$705,191
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	359,496	357,994	359,274	357,830
Weighted average number of participating restricted common shares outstanding (in thousands)	123	350	123	350
Weighted average number of common shares outstanding (in thousands)	359,619	358,344	359,397	358,180
Earnings per common share	$0.55	$0.60	$1.69	$1.97
Earnings per common share - assuming dilution
Net income	$199,388	$213,547	$607,490	$705,191
Weighted average number of common shares outstanding (in thousands)	359,619	358,344	359,397	358,180
Effect of employee stock-based awards (in thousands)	841	1,743	672	1,455
Weighted average number of common shares outstanding - assuming dilution (in thousands)	360,460	360,088	360,069	359,635
Earnings per common share - assuming dilution	$0.55	$0.59	$1.69	$1.96

13.	Fair Value of Financial Instruments

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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	September 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$397,311	$397,311	$397,311	$—	$—
Finance receivables held for investment, net (b)	22,540,414	23,590,105	—	—	23,590,105
Restricted cash (a)	2,559,246	2,559,246	2,559,246	—	—
Total	$25,496,971	$26,546,662	$2,956,557	$—	$23,590,105
Liabilities:
Notes payable — credit facilities (c)	$4,965,888	$4,965,888	$—	$—	$4,965,888
Notes payable — secured structured financings (d)	23,258,363	23,541,974	—	13,889,699	9,652,275
Notes payable — related party (e)	2,369,850	2,369,850	—	—	2,369,850
Total	$30,594,101	$30,877,712	$—	$13,889,699	$16,988,013

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$160,180	$160,180	$160,180	$—	$—
Finance receivables held for investment, net (b)	23,456,506	24,630,599	—	—	24,630,599
Restricted cash (a)	2,757,299	2,757,299	2,757,299	—	—
Total	$26,373,985	$27,548,078	$2,917,479	$—	$24,630,599
Liabilities:
Notes payable — credit facilities (c)	$6,739,817	$6,739,817	$—	$—	$6,739,817
Notes payable — secured structured financings (d)	21,608,889	21,712,691	—	13,530,045	8,182,646
Notes payable — related party (e)	2,975,000	2,975,000	—	—	2,975,000
Total	$31,323,706	$31,427,508	$—	$13,530,045	$17,897,463

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

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$111,515	$—	$111,515	$—
Due from affiliates — trading interest rate caps (a)	5,053	—	5,053	—
Other assets — cash flow hedging interest rate swaps (a)	35,381	—	35,381	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,605	—	4,605	—
Other assets — trading interest rate swaps (a)	7,364	—	7,364	—
Due from affiliates — trading interest rate swaps (a)	1,437	—	1,437	—
Other assets — trading options for interest rate caps (a)	16,529	—	16,529	—
Due from affiliates — trading options for interest rate caps (a)	9,775	—	9,775	—
Other liabilities — trading options for interest rate caps (a)	111,510	—	111,510	—
Due to affiliates — trading options for interest rate caps (a)	5,053	—	5,053	—
Other liabilities — trading interest rate caps (a)	16,480	—	16,480	—
Due to affiliates — trading interest rate caps (a)	9,775	—	9,775	—
Retail installment contracts acquired individually (c)	24,799	—	—	24,799

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$68,676	$—	$68,676	$—
Due from affiliates — trading interest rate caps (a)	7,593	—	7,593	—
Other assets — cash flow hedging interest rate swaps (a)	41,471	—	41,471	—
Due from affiliates — cash flow hedging interest rate swaps (a)	4,080	—	4,080	—
Other assets — trading interest rate swaps (a)	783	—	783	—
Due from affiliates — trading interest rate swaps (a)	1,292	—	1,292	—
Other liabilities — trading options for interest rate caps (a)	68,688	—	68,688	—
Due to affiliates — trading options for interest rate caps (a)	7,593	—	7,593	—
Other liabilities — cash flow hedging interest rate swaps (a)	482	—	482	—
Due to affiliates — cash flow hedging interest rate swaps (a)	451	—	451	—
Other liabilities — trading interest rate swaps (a)	42	—	42	—
Due to affiliates — trading interest rate swaps (a)	95	—	95	—
Other liabilities — total return settlement (a,b)	30,618	—	—	30,618
Retail installment contracts acquired individually (c)	24,495	—	—	24,495

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance — beginning of period	$30,489	$12,602	$24,495	$6,770
Additions / issuances	—	11,838	19,727	23,712
Net collection activities	(6,517)	(5,740)	(23,640)	(11,782)
Gains recognized in earnings	827	—	4,217	—
Balance — end of period	$24,799	$18,700	$24,799	$18,700
The following table presents the changes in the total return settlement balance, which is classified as Level 3, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance — beginning of period	$31,123	$53,543	$30,618	$53,432
(Gains)/losses recognized in earnings	—	(343)	505	2,337
Settlements	(31,123)	(23,336)	(31,123)	(25,905)
Balance — end of period	$—	$29,864	$—	$29,864
The Company did not have any transfers between Levels 1 and 2 during the three and nine months ended September 30, 2017 and 2016. There were no amounts transferred into or out of Level 3 during the three and nine months ended and September 30, 2017 and 2016.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets that are measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016, and the level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the nine months ended September 30, 2017
Other assets — vehicles (a)	$206,076	$—	$206,076	$—	$—
Personal loans held for sale (b)	929,549	—	—	929,549	237,980
Retail installment contracts held for sale (c)	845,910	—	—	845,910	8,542
Auto loans impaired due to bankruptcy (d)	101,990	—	101,990	—	65,584

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2016
Other assets — vehicles (a)	$257,382	$—	$257,382	$—	$—
Personal loans held for sale (b)	1,077,600	—	—	1,077,600	414,703
Retail installment contracts held for sale (c)	1,045,815	—	—	1,045,815	8,913

(a)	The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.

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

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2017:

Financial Instruments	Fair Value at September 30, 2017	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$24,799	Discounted Cash Flow	Discount Rate	9.0% - 9.5%
			Default Rate	18% - 22%
			Prepayment Rate	6%
Personal loans held for sale	$929,549	Market / Income Approach	Discount Rate	15% - 30%

			Default Rate	30% - 40%
Retail installment contracts held for sale	$845,910	Discounted Cash Flow	Discount Rate	3% - 8%
			Default Rate	3.8% - 8.3%
			Prepayment Rate	17.8%

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
Compensation expense related to the 583,890 shares of restricted stock the Company has issued to certain executives is recognized over a five-year vesting period, with $(220) and $182 recorded for the three months ended September 30, 2017 and 2016, and $139 and $543 for the nine months ended September 30, 2017 and 2016, respectively,
A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	4,295,830	$12.70	5.6	$12,982
Granted	—	—	—	—
Exercised	(594,110)	9.40	—	2,503
Expired	(142,795)	12.64	—	—
Forfeited	(653,258)	14.57	—	—
Options outstanding at September 30, 2017	2,905,667	12.96	5.0	6,999
Options exercisable at September 30, 2017	2,641,214	$12.15	4.8	$8,517

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Such RSUs were granted during the nine months ended September 30, 2017. Under the Company's Omnibus

Incentive Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three or five years. The Company also has granted certain officers RSUs that vest over either a three or five year period, with vesting dependent on Banco Santander performance over that time. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date.
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
Treasury Stock
The Company had 123,507 shares of treasury stock outstanding, with a cost of $2,004, as of September 30, 2017 and 94,595 shares of treasury stock outstanding, with a cost of $1,600, as of December 31, 2016. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the Company. Additionally, 120,353 shares were withheld to cover income taxes related to the vesting of RSUs awarded to certain executive officers. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance, unrealized gains (losses) on cash flow hedges	$27,860	$(50,766)	$28,259	$2,125
Other comprehensive gain (loss) before reclassifications	1,061	17,391	(3,062)	(50,949)
Amounts reclassified out of accumulated other comprehensive income (loss) (a)	(1,440)	6,777	2,284	22,226
Ending balance, unrealized gains (losses) on cash flow hedges	$27,481	$(26,598)	$27,481	$(26,598)

(a)	Amounts reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2017 and 2016 consist of the following:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$(1,461)	Interest expense	$10,799	Interest expense
Tax expense (benefit)	21		(4,022)
Net of tax	$(1,440)		$6,777

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges:
Settlements of derivatives	$3,158	Interest expense	$35,442	Interest expense
Tax expense (benefit)	(874)		(13,216)
Net of tax	$2,284		$22,226

Dividends

On October 25, 2017, the Company declared a cash dividend of $0.03 per share, to be paid November 17, 2017 to shareholders of record as of close of business on November 7, 2017. The Company's capital action plan also includes dividend payments for the Company’s stockholders of $0.05 per share in the first and second quarters of 2018.

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
Investment losses, net was comprised of the following for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gain (loss) on sale of loans and leases	$29,974	$(3,765)	$16,913	$(1,418)
Lower of cost or market adjustments	(84,718)	(97,532)	(246,522)	(266,506)
Other gains, losses and impairments, net	2,152	(4,753)	1,096	(8,491)
	$(52,592)	$(106,050)	$(228,513)	$(276,415)

The lower of cost or market adjustments for the three and nine months ended September 30, 2017 included $112,055 and $336,413 in customer default activity, respectively, and net favorable adjustments of $27,337 and $89,891, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015. The lower of cost or market adjustments for the three and nine months ended September 30, 2016 included $114,477 and $312,993 in customer default activity and favorable adjustments of 18,831 and 48,373, respectively, related to net changes in the unpaid principal balance on the personal lending portfolio. The key driver to continued write-downs due to customer default activity, is the lower of cost or market adjustment recorded for each new originated loan, based on forecasted lifetime loss.

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
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of September 30, 2017, approximately 58.7%) by SHUSA, a wholly-owned subsidiary of Santander.
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

	Program Year (a)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	19%	21%

(a)	Program years run from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.

(b)
Actual penetration rates shown for Program Year 1, 2 , 3 and 4 are as of April 30, 2014, 2015, 2016 and 2017, respectively, the end date of each of those Program Years. Actual penetration rate shown for Program Year 5, which ends April 30, 2018, is for the three months ended September 30, 2017.

The target penetration rate as of April 30, 2018 is 65%. The Company's actual penetration rate for three months ended September 30, 2017 was 21%. The penetration rate has been constrained due to the competitive landscape and low interest rates, causing the subvented loan offers not to be materially more attractive than other lenders' offers. While the Company has not achieved the target penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, the Company continues to work with FCA to improve penetration rates, and it remains committed to the Chrysler Agreement.
The Company has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. The Company has partnered with FCA to roll out two pilot programs, including a dealer rewards program and a nonprime subvention program. During the nine months ended September 30, 2017, the Company originated $5.2 billion in Chrysler Capital loans which represented 46% of total retail installment contract originations, with an approximately even share between prime and non-prime, as well as more than $4.7 billion in Chrysler Capital leases. Since its May 1, 2013, launch, Chrysler Capital has originated $43.7 billion in retail loans and $22.3 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of September 30, 2017, the Company's auto retail installment contract portfolio consisted of $6.9 billion of Chrysler Capital loans which represents 31% of the Company's auto retail installment contract portfolio.
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
Economic and Business Environment
The U.S. economy continues to stabilize. Unemployment rates declined to pre-recession levels of 4.2% as reported by the Bureau of Labor Statistics for September 30, 2017. The Federal Reserve raised its federal funds rate by 25 basis points, to 100 - 125 basis points in June 2017, the second rate increase during fiscal 2017. The energy sector has also stabilized after the market for oil bottomed out in January 2016 and has since continued to recover throughout the year.
Despite this stability, consumer debt levels continued to rise, specifically auto debt. As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company's financial position, results of operations or cash flow.

The following table shows the percentage of unpaid principal balance on the Company's retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $26,369,828 and $27,358,147 at September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017	December 31, 2016
	Retail Installment Contracts Held for Investment
Texas	16%	17%
Florida	12%	13%
California	9%	10%
Georgia	6%	5%
North Carolina	4%	4%
Illinois	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
Louisiana	3%	3%
Ohio	3%	2%
Other states	36%	35%
	100%	100%

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

Third Quarter 2017 Summary of Results
Key highlights of the Company's performance in the third quarter of 2017 included:

•	Total auto originations of $5.0 billion, down 3% from $5.2 billion originated in the same quarter in 2016;

•	Net finance and other interest income of $1.1 billion, down 10% compared to the same quarter in 2016;

•	Return on average assets of 2.0%, down from 2.2% compared to the same quarter in 2016;

•	Common equity tier 1 (CET1) ratio of 15.0%, up 190 bps compared to the same quarter in 2016; and

•	Net leased vehicle income of $118.4 million, down 13% compared to the same quarter in 2016.
Recent Developments and Other Factors Affecting The Company's Results of Operations
Changes to Board of Directors & Management Team

On August 28, 2017, the Company announced the departure of its President and Chief Executive Officer (CEO), Mr. Jason Kulas, effective August 27, 2017. Mr. Scott Powell was named successor and was also appointed to the Executive Committee of the Board. Both appointments were effective August 27, 2017. Mr. Mahesh Aditya was also elected to the Board to fill the vacancy created by the departure of Mr. Kulas effective August 27, 2017.

On October 2, 2017, the Company announced the departure of its Chief Financial Officer (CFO), Mr. Ismail Dawood, effective September 29, 2017. Mr. Juan Carlos Alvarez de Soto was named successor effective September 29, 2017.
Impact from Hurricanes
During the three months ended September 30, 2017, the Company's operations were impacted by Hurricanes Harvey and Irma. As a result of the hurricanes, the Company incurred costs to repair damaged assets and facilities, suffered losses under its contracts, and incurred costs to clean up and recover its operations. At the time of the hurricanes, the Company had insurance that provided coverage for, among other things, property damage and business interruption impact on net profitability. The Company has yet to submit or recover any losses under its insurance program and accordingly, no insurance recoveries were recorded in the condensed consolidated financial statements as of and during the period ended September 30, 2017. The Company has considered the impact of both Hurricanes in its allowance for credit losses recorded as of September 30, 2017.
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
The Company's other significant personal lending relationship is with Bluestem. The Company continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in the Company's condensed consolidated financial statements. Accordingly, the Company has recorded $238 million million year-to-date in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. The Company is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $930 million at September 30, 2017.
Securitizations
On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company provides servicing on all loans originated under this arrangement. For the nine months ended September 30, 2017, the Company sold $1.2 billion of loans under this agreement. Under a separate securities purchase agreement, the Company sold $1.3 billion of prime loans to Santander during the three months ended September 30, 2017. The Company provides servicing of these loans sold.
Dividends
The Company was restricted from declaring or paying any future dividends, or making any capital distribution, until such time as the FRBB issues a written non-objection to a revised capital plan submitted by SHUSA or the FRBB otherwise issues its written non-objection to the payment of a dividend by the Company. In June 2017, SHUSA announced that the FRBB did not object to the planned capital actions described in SHUSA’s 2017 Capital Plan that was submitted as part of the annual Comprehensive Capital Analysis and Review (CCAR). Included in SHUSA’s capital actions were proposed dividend payments for the Company’s stockholders.
On October 25, 2017, the Company declared a cash dividend of $0.03 per share, to be paid November 17, 2017 to shareholders of record as of close of business on November 7, 2017. The Company's capital action plan also includes dividend payments for the Company’s stockholders of $0.05 per share in the first and second quarters of 2018.

Volume
The Company's originations of individually acquired loans and leases, including net balance increases on revolving loans, average APR, and discount during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$2,570,228	$3,281,112	$8,619,961	$10,545,592
Average APR	16.1%	14.7%	17.2%	15.1%
Average FICO® (a)	605	612	591	606
Discount	1.2%	0.1%	0.8%	0.4%

Personal loans	$—	$—	$5,660	$9,281
Average APR	—	—	25.7%	25.0%

Leased vehicles	$1,665,776	$1,300,375	$4,693,392	$4,612,284

Capital lease	$2,477	$2,319	$4,655	$5,977
Total originations retained	$4,238,481	$4,583,806	$13,323,668	$15,173,134

Sold Originations
Retail installment contracts	$757,720	$580,242	$2,550,065	$2,201,659
Average APR	6.0%	3.2%	6.2%	3.0%
Average FICO® (b)	729	760	727	759

Total originations	$4,996,201	$5,164,048	$15,873,733	$17,374,793

(a)
Unpaid principal balance excluded from the weighted average FICO score is $311 million and $492 million for the three months ended September 30, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $37 million and $74 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.2 billion and $1.8 billion for the nine months ended September 30, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $95 million and $370 million, respectively, were commercial loans.

(b)
Unpaid principal balance excluded from the weighted average FICO score is $93 million and $59 million for the three months ended September 30, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $26 million and zero, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $319 million and $263 million for the nine months ended September 30, 2017 and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $102 million and zero, respectively, were commercial loans.

Total originations decreased $1.5 billion, or 9%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The decrease was primarily attributable to the continued high competition in the auto loan originations market, particularly the prime environment. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

The Company's originations of individually acquired retail installment contracts and leases by vehicle type during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	(Dollars amounts in thousands)
Retail installment contracts
Car	$1,265,729	38.0%	$1,599,590	41.4%	$4,657,357	41.7%	$5,356,793	42.0%
Truck and utility	1,727,628	51.9%	1,938,720	50.2%	5,582,482	50.0%	6,402,820	50.2%
Van and other (a)	334,591	10.1%	323,044	8.4%	930,187	8.3%	987,638	7.7%
	$3,327,948	100.0%	$3,861,354	100.0%	$11,170,026	100.0%	$12,747,251	100.0%

Leased vehicles
Car	$239,628	14.4%	$193,759	14.9%	$875,862	18.7%	$522,437	11.3%
Truck and utility	1,359,411	81.6%	944,137	72.6%	3,543,077	75.5%	3,588,033	77.8%
Van and other (a)	66,737	4.0%	162,479	12.5%	274,453	5.8%	501,814	10.9%
	$1,665,776	100.0%	$1,300,375	100.0%	$4,693,392	100.0%	$4,612,284	100.0%

Total originations by vehicle type
Car	$1,505,357	30.1%	$1,793,349	34.7%	$5,533,219	34.9%	$5,879,230	33.9%
Truck and utility	3,087,039	61.8%	2,882,857	55.9%	9,125,559	57.5%	9,990,853	57.6%
Van and other (a)	401,328	8.0%	485,523	9.4%	1,204,640	7.6%	1,489,452	8.6%
	$4,993,724	100.0%	$5,161,729	100.0%	$15,863,418	100.0%	$17,359,535	100.0%
(a) Other primarily consists of commercial vehicles.
The Company's asset sales for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Dollar amounts in thousands)
Retail installment contracts	$1,482,134	$793,804	$2,979,033	$2,312,983
Average APR	6.2%	3.0%	6.2%	2.9%
Average FICO®	716	762	721	762

Personal loans	$—	$—	$—	$869,349
Average APR	—	—	—	17.9%
Total asset sales	$1,482,134	$793,804	$2,979,033	$3,182,332

Total assets sales decreased $203 million, or 6% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The decrease resulted from terminations of the forward flow agreements with CBP and Bank of America during fiscal 2017, partially offset by the two new securitizations executed in 2017, whereby eligible prime loans are sold to Santander.

The Company's portfolio of retail installment contracts held for investment and leases by vehicle type as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	(Dollars amounts in thousands)
Retail installment contracts
Car	$14,056,979	53.3%	$14,835,303	54.2%
Truck and utility	11,023,428	41.8%	10,967,816	40.1%
Van and other (a)	1,289,421	4.9%	1,555,028	5.7%
	$26,369,828	100.0%	$27,358,147	100.0%

Leased vehicles
Car	$1,599,837	14.5%	$1,213,371	12.6%
Truck and utility	8,502,258	77.3%	7,447,718	77.5%
Van and other (a)	899,305	8.2%	951,864	9.9%
	$11,001,400	100.0%	$9,612,953	100.0%

Total by vehicle type
Car	$15,656,816	41.9%	16,048,674	43.4%
Truck and utility	19,525,686	52.2%	18,415,534	49.8%
Van and other (a)	2,188,726	5.9%	2,506,892	6.8%
	$37,371,228	100.0%	$36,971,100	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted dealer discount of the Company's held for investment portfolio as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(Dollar amounts in thousands)
Retail installment contracts (a)	$26,369,828	$27,358,147
Average APR	16.7%	16.4%
Discount	1.6%	2.3%

Personal loans	$9,188	$19,361
Average APR	31.9%	31.5%

Receivables from dealers	$16,069	$69,431
Average APR	4.2%	4.9%

Leased vehicles	$11,001,400	$9,612,953

Capital leases	$21,648	$31,872
(a) Of this balance as of September 30, 2017, $7.4 billion, $7.4 billion, $6.1 billion, and $2.9 billion was originated during the nine months ended September 30, 2017, and the years ended 2016, 2015, and 2014, respectively.

The Company records interest income from individually acquired retail installment contracts, personal loans, and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which the Company continues to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which the Company continues to accrue interest until the loan becomes more than 90 days past due. The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogenous loans which are based on the vintage, credit quality at origination and term of the loan. The resulting prepayment rate specific to each pool is, based on historical experience, and is used as an input in the calculation of the constant effective yield.

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
Historically, the Company's primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools during the nine months ended September 30, 2017 and 2016. However, during the three months ended September 30, 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $135,772 (nil for the three months ended September 30, 2017), and for the nine months ended September 30, 2017 and 2016, the Company recognized certain retail installment contracts with an unpaid principal balance of $226,613 and $327,443, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company's existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	$1,095,554	$1,148,669	$3,332,339	$3,485,106
Interest on purchased receivables portfolios	5,223	17,830	26,670	58,774
Interest on receivables from dealers	808	1,176	2,696	2,822
Interest on personal loans	83,474	78,711	264,792	257,620
Interest on finance receivables and loans	1,185,059	1,246,386	3,626,497	3,804,322
Net leased vehicle income	118,351	135,771	377,453	369,421
Other finance and interest income	6,385	3,638	15,415	11,440
Interest expense	250,674	207,175	711,134	590,504
Net finance and other interest income	1,059,121	1,178,620	3,308,231	3,594,679
Provision for credit losses on individually acquired retail installment contracts	535,427	609,396	1,682,894	1,787,277
Increase (decrease) in impairment related to purchased receivables portfolios	—	804	—	(2,986)
Provision for credit losses on receivables from dealers	(546)	(189)	(557)	(133)
Provision for credit losses on personal loans	1,134	—	10,275	—
Provision for credit losses on capital leases	432	387	(597)	(1,669)
Provision for credit losses	536,447	610,398	1,692,015	1,782,489
Profit sharing	5,945	6,400	22,333	35,640
Other income	58,947	26,682	138,822	141,542
Operating expenses	297,903	284,484	885,396	847,567
Income before tax expense	277,773	304,020	847,309	1,070,525
Income tax expense	78,385	90,473	239,819	365,334
Net income	$199,388	$213,547	$607,490	$705,191
Share Data
Weighted-average common shares outstanding
Basic	359,619,083	358,343,781	359,397,063	358,179,618
Diluted	360,460,353	360,087,749	360,069,449	359,635,034
Earnings per share
Basic	$0.55	$0.60	$1.69	$1.97
Diluted	$0.55	$0.59	$1.69	$1.96
Balance Sheet Data
Finance receivables held for investment, net	$22,667,203	$23,686,391	$22,667,203	$23,686,391
Finance receivables held for sale, net	1,775,459	2,572,429	1,775,459	2,572,429
Goodwill and intangible assets	105,590	107,084	105,590	107,084
Total assets	38,765,557	38,771,636	38,765,557	38,771,636
Total borrowings	30,594,101	31,799,895	30,594,101	31,799,895
Total liabilities	32,880,323	33,653,979	32,880,323	33,653,979
Total equity	5,885,234	5,117,657	5,885,234	5,117,657
Allowance for credit losses	3,380,763	3,412,977	3,380,763	3,412,977

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$611,130	$630,847	$1,722,684	$1,583,406
Charge-offs, net of recoveries, on purchased receivables portfolios	769	254	1,541	(807)
Charge-offs, net of recoveries, on receivables from dealers	—	—	—	135
Charge-offs, net of recoveries, on personal loans	1,771	—	6,550	—
Charge-offs, net of recoveries, on capital leases	1,193	2,095	3,785	7,165
Total charge-offs, net of recoveries	614,863	633,196	1,734,560	1,589,899
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	1,338,635	1,260,255	1,338,635	1,260,255
End of period personal loans delinquent principal over 60 days	183,919	179,443	183,919	179,443
End of period delinquent principal over 60 days, loans held for investment	1,342,335	1,267,950	1,342,335	1,267,950
End of period assets covered by allowance for credit losses	26,367,894	27,490,290	26,367,894	27,490,290
End of period gross individually acquired retail installment contracts held for investment	26,320,989	27,370,995	26,320,989	27,370,995
End of period gross personal loans	1,337,114	1,337,692	1,337,114	1,337,692
End of period gross finance receivables and loans held for investment	26,395,085	27,706,307	26,395,085	27,706,307
End of period gross finance receivables, loans, and leases held for investment	37,418,133	37,295,993	37,418,133	37,295,993
Average gross individually acquired retail installment contracts held for investment	26,762,472	27,075,151	26,976,810	27,276,903
Average gross personal loans held for investment	10,549	6,937	13,935	6,869
Average gross individually acquired retail installment contracts	28,144,133	28,970,039	28,182,386	28,710,402
Average gross purchased receivables portfolios	120,245	266,749	176,792	301,026
Average gross receivables from dealers	53,715	70,392	63,401	72,735
Average gross personal loans	1,367,445	1,343,099	1,419,223	1,572,297
Average gross capital leases	22,544	39,974	26,415	49,625
Average gross finance receivables and loans	29,708,082	30,690,253	29,868,217	30,706,085
Average gross finance receivables, loans, and leases	40,419,023	40,037,873	40,125,969	39,299,213
Average managed assets	49,998,111	52,675,379	50,555,068	52,983,740
Average total assets	39,496,278	38,473,832	39,192,434	37,844,330
Average debt	31,554,026	31,671,237	31,538,355	31,343,204
Average total equity	5,764,119	4,994,511	5,542,255	4,736,826
Ratios
Yield on individually acquired retail installment contracts	15.6%	15.9%	15.8%	16.2%
Yield on purchased receivables portfolios	17.4%	26.7%	20.1%	26.0%
Yield on receivables from dealers	6.0%	6.7%	5.7%	5.2%
Yield on personal loans (1)	24.4%	23.4%	24.9%	21.8%
Yield on earning assets (2)	13.0%	13.8%	13.4%	14.2%
Cost of debt (3)	3.2%	2.6%	3.0%	2.5%
Net interest margin (4)	10.5%	11.8%	11.0%	12.2%
Expense ratio (5)	2.4%	2.2%	2.3%	2.1%
Return on average assets (6)	2.0%	2.2%	2.1%	2.5%
Return on average equity (7)	13.8%	17.1%	14.6%	19.8%
Net charge-off ratio on individually acquired retail installment contracts (8)	9.1%	9.3%	8.5%	7.7%
Net charge-off ratio on purchased receivables portfolios (8)	2.6%	0.4%	1.2%	(0.4)%
Net charge-off ratio on receivables from dealers (8)	—	—	—	0.2%
Net charge-off ratio on personal loans (8)	67.2%	—	62.7%	—
Net charge-off ratio (8)	9.1%	9.2%	8.5%	7.7%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	5.1%	4.6%	5.1%	4.6%
Delinquency ratio on personal loans, end of period (9)	13.8%	13.4%	13.8%	13.4%
Delinquency ratio on loans held for investment, end of period (9)	5.1%	4.6%	5.1%	4.6%
Equity to assets ratio (10)	15.2%	13.2%	15.2%	13.2%
Tangible common equity to tangible assets (10)	14.9%	13.0%	14.9%	13.0%
Allowance ratio (11)	12.8%	12.4%	12.8%	12.4%
Common Equity Tier 1 capital ratio (12)	15.0%	13.1%	15.0%	13.1%

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

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company's capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended September 30, 2017 and 2016 is as follows:

	September 30, 2017	September 30, 2016
	(Dollar amounts in thousands)
Total equity	$5,885,234	$5,117,657
Deduct: Goodwill and intangibles	105,590	107,084
Tangible common equity	$5,779,644	$5,010,573

Total assets	$38,765,557	$38,771,636
Deduct: Goodwill and intangibles	105,590	107,084
Tangible assets	$38,659,967	$38,664,552

Equity to assets ratio	15.2%	13.2%
Tangible common equity to tangible assets	14.9%	13.0%

(11)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(12)	"Common Equity Tier 1 Capital ratio" is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	September 30, 2017	September 30, 2016
Total equity	$5,885,234	$5,117,657
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	172,502	191,850
Deduct: Accumulated other comprehensive income (loss), net	27,481	(26,598)
Tier 1 common capital	$5,685,251	$4,952,405
Risk weighted assets (a)	$37,828,130	$37,828,982
Common Equity Tier 1 capital ratio (b)	15.0%	13.1%

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

(b)	CET1 is calculated under Basel III regulations required as of January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended September 30,
	2017			2016
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,144,133	$1,095,554	15.6%	$28,970,039	$1,148,669	15.9%
Purchased receivables	120,245	5,223	17.4%	266,749	17,830	26.7%
Receivables from dealers	53,715	808	6.0%	70,392	1,176	6.7%
Personal loans	1,367,445	83,474	24.4%	1,343,099	78,711	23.4%
Capital lease receivables	22,544	775	13.8%	39,974	2,062	20.6%
Finance receivables held for investment, net	29,708,082	1,185,834	16.0%	30,690,253	1,248,448	16.3%
Leased vehicles, net	10,710,941	118,351	4.4%	9,347,620	135,771	5.8%
Other assets	2,516,253	5,610	0.9%	1,866,410	1,576	0.3%
Allowance for credit losses	(3,438,998)	—	—	(3,430,451)	—	—
Total assets	$39,496,278	$1,309,795		$38,473,832	$1,385,795
Liabilities and equity
Liabilities:
Notes payable	$31,554,026	$250,674	3.2%	$31,671,237	$207,175	2.6%
Other liabilities	2,178,133	—	—	1,808,084	—	—
Total liabilities	33,732,159	250,674		33,479,321	207,175

Total stockholders' equity	5,764,119	—		4,994,511	—
Total liabilities and equity	$39,496,278	$250,674		$38,473,832	$207,175

	Nine Months Ended September 30,
	2017			2016
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,182,386	$3,332,339	15.8%	$28,710,402	$3,485,106	16.2%
Purchased receivables	176,792	26,670	20.1%	301,026	58,774	26.0%
Receivables from dealers	63,401	2,696	5.7%	72,735	2,822	5.2%
Personal loans	1,419,223	264,792	24.9%	1,572,297	257,620	21.8%
Capital lease receivables	26,415	3,302	16.7%	49,625	7,093	19.1%
Finance receivables held for investment, net	29,868,217	3,629,799	16.2%	30,706,085	3,811,415	16.6%
Leased vehicles, net	10,257,752	377,453	4.9%	8,593,128	369,421	5.7%
Other assets	2,504,968	12,113	0.6%	1,953,562	4,347	0.3%
Allowance for credit losses	(3,438,503)	—	—	(3,408,445)	—	—
Total assets	$39,192,434	$4,019,365		$37,844,330	$4,185,183
Liabilities and equity
Liabilities:
Notes payable	$31,538,355	$711,134	3.0%	$31,343,204	$590,504	2.5%
Other liabilities	2,111,824	—	—	1,764,300	—	—
Total liabilities	33,650,179	711,134		33,107,504	590,504

Total stockholders' equity	5,542,255	—		4,736,826	—
Total liabilities and equity	$39,192,434	$711,134		$37,844,330	$590,504

Results of Operations
The following table presents the Company's results of operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,185,059	$1,246,386	$3,626,497	$3,804,322
Leased vehicle income	457,932	388,501	1,305,429	1,086,651
Other finance and interest income	6,385	3,638	15,415	11,440
Total finance and other interest income	1,649,376	1,638,525	4,947,341	4,902,413
Interest expense	250,674	207,175	711,134	590,504
Leased vehicle expense	339,581	252,730	927,976	717,230
Net finance and other interest income	1,059,121	1,178,620	3,308,231	3,594,679
Provision for credit losses	536,447	610,398	1,692,015	1,782,489
Net finance and other interest income after provision for credit losses	522,674	568,222	1,616,216	1,812,190
Profit sharing	5,945	6,400	22,333	35,640
Net finance and other interest income after provision for credit losses and profit sharing	516,729	561,822	1,593,883	1,776,550
Total other income	58,947	26,682	138,822	141,542
Total operating expenses	297,903	284,484	885,396	847,567
Income before income taxes	277,773	304,020	847,309	1,070,525
Income tax expense	78,385	90,473	239,819	365,334
Net income	$199,388	$213,547	$607,490	$705,191

Net income	$199,388	$213,547	$607,490	$705,191
Change in unrealized gains (losses) on cash flow hedges, net of tax	(379)	24,168	(778)	(28,723)
Comprehensive income	$199,009	$237,715	$606,712	$676,468

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Interest on Finance Receivables and Loans

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,095,554	$1,148,669	$(53,115)	(5)%	$3,332,339	$3,485,106	$(152,767)	(4)%
Income from purchased receivables portfolios	5,223	17,830	(12,607)	(71)%	26,670	58,774	(32,104)	(55)%
Income from receivables from dealers	808	1,176	(368)	(31)%	2,696	2,822	(126)	(4)%
Income from personal loans	83,474	78,711	4,763	6%	264,792	257,620	7,172	3%
Total interest on finance receivables and loans	$1,185,059	$1,246,386	$(61,327)	(5)%	$3,626,497	$3,804,322	$(177,825)	(5)%

Income from individually acquired retail installment contracts decreased $53 million, or 5%, from the third quarter of 2016 to the third quarter of 2017, and decreased $153 million, or 4%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, greater than the 2.9% and 1.8% decline respectively, in the average outstanding balance of portfolio primarily due to lower interest income accruals for specific categories of loans classified as TDRs.

Income from purchased receivables portfolios decreased $13 million, or 71%, from the third quarter of 2016 to the third quarter of 2017, and decreased $32 million, or 55%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, due to the sale of a majority of the purchased receivables to SHUSA during the quarter and the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012. The average balance of the portfolio decreased from $267 million in the third quarter of 2016, to $120 million in the third quarter of 2017, and decreased from $301 million from the nine months ended September 30, 2016 to $177 million for the nine months ended September 30, 2017.
Income from personal loans increased $5 million, or 6%, from the third quarter of 2016 to the third quarter of 2017, and increased $7 million, or 3%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, as the sale of the entire LendingClub personal loan portfolio left only higher-yielding revolving loan portfolio.
Leased Vehicle Income and Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$457,932	$388,501	$69,431	18%	$1,305,429	$1,086,651	$218,778	20%
Leased vehicle expense	339,581	252,730	86,851	34%	927,976	717,230	210,746	29%
Leased vehicle income, net	$118,351	$135,771	$(17,420)	(13)%	$377,453	$369,421	$8,032	2%
Leased vehicle income and expense increased in the three and nine months ended September 30, 2017 when compared to the same periods in 2016, due to the continual growth in the portfolio since the Company launched Chrysler Capital in 2013.
Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$253,478	$194,602	$58,876	30%	$709,001	$547,160	$161,841	30%
Interest expense on derivatives	(2,804)	12,573	(15,377)	(122)%	2,133	43,344	(41,211)	(95)%
Total interest expense	$250,674	$207,175	$43,499	21%	$711,134	$590,504	$120,630	20%
Interest expense on notes payable increased $59 million, or 30%, from the third quarter of 2016 to the third quarter of 2017, and increased $162 million, or 30%, from the nine months ended September 30, 2016 to the nine months ended September 30,

2017, primarily due to the increased cost of funds resulting from higher market rates and wider spreads. The average balance of the portfolio also increased slightly from $31.3 billion from the nine months ended September 30, 2016 to $31.5 billion for the nine months ended September 30, 2017.

Interest expense on derivatives decreased $15 million, or 122%, from the third quarter of 2016 to the third quarter of 2017, and decreased $41 million, or 95%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 primarily due to a favorable mark-to-market based on interest rate changes in 2017.
Provision for Credit Losses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$535,427	$609,396	$(73,969)	(12)%	$1,682,894	$1,787,277	$(104,383)	(6)%
Incremental increase (decrease) in impairment related to purchased receivables portfolios	—	804	(804)	(100)%	—	(2,986)	2,986	(100)%
Provision for credit losses on receivables from dealers	(546)	(189)	(357)	189%	(557)	(133)	(424)	319%
Provision for credit losses on personal loans	1,134	—	1,134	100%	10,275	—	10,275	100%
Provision for credit losses on capital leases	432	387	45	12%	(597)	(1,669)	1,072	(64)%
Provision for credit losses	$536,447	$610,398	$(73,951)	(12)%	$1,692,015	$1,782,489	$(90,474)	(5)%
Provision for credit losses on individually acquired retail installment contracts decreased $104 million, or 6%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily due to a lower build of the allowance for credit losses as a result of the decline in originations during the nine months ended September 30, 2017, as compared to the same period in 2016, improved credit performance, and stabilizing recovery rates. This is partially offset by the lower benefit from bankruptcy sales and to a lesser extent, the additional allowance for credit losses recorded for customers affected by Hurricanes Harvey and Irma.
Provision for credit losses on personal loans was recorded during fiscal 2017 due to the reclassification of personal loans from held for sale to held for investment effective as of the end on the third quarter of 2016.
Profit Sharing

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$5,945	$6,400	$(455)	(7)%	$22,333	$35,640	$(13,307)	(37)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing with Bluestem decreased in the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to amendments to the agreement governing the profit sharing calculation, including an increase in the percentage of profit retained by the Company. This effect was partially offset by an increase in Chrysler Capital revenue sharing due to continued growth in the portfolio.

Other Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(52,592)	$(106,050)	$(53,458)	(50)%	$(228,513)	$(276,415)	$(47,902)	(17)%
Servicing fee income	28,673	36,447	(7,774)	(21)%	92,310	123,929	(31,619)	(26)%
Fees, commissions, and other	82,866	96,285	(13,419)	(14)%	275,025	294,028	(19,003)	(6)%
Total other income	$58,947	$26,682	$32,265	121%	$138,822	$141,542	$(2,720)	(2)%
Average serviced for others portfolio	$9,579,089	$12,622,328	$(3,043,239)	(24)%	$10,426,323	$13,674,454	$(3,248,131)	(24)%
Investment losses, net for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Gain (loss) on sale of loans and leases	$29,974	$(3,765)		$16,913	$(1,418)
Lower of cost or market adjustments	(84,718)	(97,532)		(246,522)	(266,506)
Other gains, losses and impairments, net	2,152	(4,753)	4	1,096	(8,491)
	$(52,592)	$(106,050)		$(228,513)	$(276,415)
Gain (loss) on sale of loans and leases changed from a $3.8 million loss during third quarter of 2016, to a gain of $30.0 million for the third quarter of 2017, and changed from a $1.4 million loss during the nine months ended September 30, 2016, to a gain of $16.9 million as of September 30, 2017. These changes were driven primarily by the $36 million gain recognized upon the sale of receivables previously acquired with deteriorated credit quality to SBNA during the quarter. The gain is partially offset by losses recognized from off-balance sheet securitizations and flow agreements.

The change in lower of cost or market adjustments relates to customer default activity and net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015.
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased $8 million, or 21%, from the third quarter of 2016 to the third quarter of 2017, and decreased $32 million, or 26%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 due to the decline in the Company's serviced portfolio. The serviced for others portfolio as of September 30, 2017 and 2016 was as follows:

	September 30,
	2017	2016
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$2,822,102	$566,088
SBNA leases	459,524	1,502,518
Total serviced for related parties	3,281,626	2,068,606
Chrysler Capital securitizations	1,690,729	1,840,684
Other third parties	4,984,251	8,247,402
Total serviced for third parties	6,674,980	10,088,086
Total serviced for others portfolio	$9,956,606	$12,156,692

Total Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$134,169	$128,056	$6,113	5%	$398,325	$371,242	$27,083	7%
Repossession expense	66,877	75,920	(9,043)	(12)%	205,445	217,816	(12,371)	(6)%
Other operating costs	96,857	80,508	16,349	20%	281,626	258,509	23,117	9%
Total operating expenses	$297,903	$284,484	$13,419	5%	$885,396	$847,567	$37,829	4%
Compensation expense increased $6 million, or 5%, from the third quarter of 2016 to the third quarter of 2017, and increased $27 million, or 7%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily due to the increase in severance expenses related to management changes and efficiency efforts and continued investment in compliance and control functions.
Repossession expense decreased $9 million, or 12% from the third quarter of 2016 to the third quarter of 2017, and decreased $12 million, or 6%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily due to a decrease in repossessions related to repossessions held due to the impact of Hurricanes Harvey and Irma.
Other operating costs expense increased $16 million, or 20% from the third quarter of 2016 to the third quarter of 2017, and increased $23 million, or 9%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily due to the loss recorded for certain contingencies.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$78,385	$90,473	$(12,088)	(13)%	$239,819	$365,334	$(125,515)	(34)%
Income before income taxes	277,773	304,020	(26,247)	(9)%	847,309	1,070,525	(223,216)	(21)%
Effective tax rate	28.2%	29.8%			28.3%	34.1%
The effective tax rate decreased from 29.8% in the third quarter of 2016 to 28.2% in the third quarter of 2017, and decreased from 34.1% for the nine month period ended September 30, 2016 to 28.3% for the nine month period ended September 30, 2017. The decreases were primarily due to the tax benefit recognized upon the assertion that undistributed net earnings of the Company’s Puerto Rico subsidiary would be indefinitely reinvested outside the United States in the current year offset by the release of the valuation allowance on capital losses in the prior year.
Other Comprehensive Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(379)	$24,168	$(24,547)	102%	$(778)	$(28,723)	$27,945	97%

The change in unrealized gains (losses) on cash flow hedges for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily driven by more favorable interest rate movements in 2017 than in 2016.

Credit Quality
Finance Receivables
Nonprime loans comprise 84% of the Company's portfolio as of September 30, 2017. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$20,044,330	$6,276,659	$16,069	$9,188
Credit loss allowance - specific	—	(1,782,114)	—	—
Credit loss allowance - collective	(1,589,151)	—	(167)	(3,725)
Discount	(331,179)	(84,588)	—	(16)
Capitalized origination costs and fees	59,295	5,909	—	176
Net carrying balance	$18,183,295	$4,415,866	$15,902	$5,623
Allowance as a percentage of unpaid principal balance	7.9%	28.4%	1.0%	40.5%
Allowance and discount as a percentage of unpaid principal balance	9.6%	29.7%	1.0%	40.7%
(a) As of September 30, 2017, used car financing represented 61% of our outstanding retail installment contracts acquired individually. 88% of this used car financing consisted of nonprime auto loans.

	December 31, 2016
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,528,406	$5,599,567	$69,431	$19,361
Credit loss allowance - specific	—	(1,611,295)	—	—
Credit loss allowance - collective	(1,799,760)	—	(724)	—
Discount	(467,757)	(91,359)	—	(7,721)
Capitalized origination costs and fees	56,704	5,218	—	632
Net carrying balance	$19,317,593	$3,902,131	$68,707	$12,272
Allowance as a percentage of unpaid principal balance	8.4%	28.8%	1.0%	—
Allowance and discount as a percentage of unpaid principal balance	10.5%	30.4%	1.0%	39.9%

For most retail installment contracts that the Company acquired in pools at a discount due to credit deterioration subsequent to their origination, the Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. The balances of these purchased receivables portfolios were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollar amounts in thousands)
Outstanding balance	$49,089	$231,360
Outstanding recorded investment, net of impairment	$30,646	$159,451
A summary of the credit risk profile of the Company's consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of September 30, 2017 and December 31, 2016 was as follows (dollar amounts in billions, totals may not foot due to rounding):

September 30, 2017
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.3	96%	$0.1	4%	$—	—	$—	—	$2.4	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	85%	5.5	21%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	90%	7.8	29%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	3.8	93%	4.1	16%
>640	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	—	—	0.1	3%	0.1	3%	3.0	94%	3.2	12%
Total		$4.1	16%	$1.6	6%	$1.3	5%	$19.4	73%	$26.4	100%

December 31, 2016
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.8	97%	$0.1	3%	$—	—	$—	—	$2.9	11%
	36+	0.5	42%	0.2	17%	0.1	8%	0.4	33%	1.2	4%
<540	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	85%	5.5	20%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	3%	0.3	4%	0.3	4%	7.0	90%	7.8	28%
600-639	<36	0.2	40%	0.1	20%	0.1	20%	0.1	20%	0.5	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.0	93%	4.3	16%
>640	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	—	—	0.1	3.0%	0.1	3.0%	3.1	94%	3.3	12%
Total		$4.8	18%	$1.6	6%	$1.3	5%	$19.7	72%	$27.4	100%
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
As of September 30, 2017 and December 31, 2016, a summary of delinquencies on retail installment contracts held for investment were as follows:

	September 30, 2017		December 31, 2016
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,580,226	9.8%	$2,925,503	10.7%
Delinquent principal over 59 days (b)	1,464,543	5.6%	1,526,743	5.6%
Total delinquent principal	$4,044,769	15.4%	$4,452,246	16.3%
(a) Percent of unpaid principal balance.

(b) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts. The Company's delinquency ratio continues to be calculated using the end of period delinquent principal over 60 days.
All of the Company's receivables from dealers were current as of September 30, 2017 and December 31, 2016.
Credit Loss Experience
The following is a summary of net losses and repossession activity on finance receivables held for investment for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal outstanding at period end	$26,369,828	$27,624,259
Average principal outstanding during the period	$27,153,602	$27,577,929
Number of receivables outstanding at period end	1,714,785	1,656,786
Average number of receivables outstanding during the period	1,727,313	1,669,992
Number of repossessions (1)	225,393	221,298
Number of repossessions as a percent of average number of receivables outstanding (2)	17.4%	17.7%
Net losses	$1,724,225	$1,582,599
Net losses as a percent of average principal amount outstanding (2)	8.5%	7.7%
(1) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
(2) Annualized; not necessarily indicative of a full year's actual results.
There were no charge-offs on the Company's receivables from dealers during 2017. There were charge-offs of zero and $135 on the Company's receivables from dealers for the three and nine months ended September 30, 2016, respectively.
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
The following is a summary of deferrals on the retail installment contracts held for investment as of the dates indicated:

	September 30, 2017		December 31, 2016
	(Dollar amounts in thousands)
Never deferred	$17,047,199	64.6%	$18,624,208	68.1%
Deferred once	4,430,862	16.8%	4,428,467	16.2%
Deferred twice	2,209,958	8.4%	2,110,758	7.7%
Deferred 3 - 4 times	2,612,620	9.9%	2,130,140	7.8%
Deferred greater than 4 times	69,189	0.3%	64,574	0.2%
Total	$26,369,828		$27,358,147
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
The Company also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of the Company's revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, the Company believes modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower's financial difficulties. The following is a summary of the principal balance as of September 30, 2017 and December 31, 2016 of loans that have received these modifications and concessions:

	September 30, 2017	December 31, 2016
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment	$2,860,010	$2,472,432
Bankruptcy-related accounts	85,114	109,494
Extension of maturity date	23,843	24,032
Interest rate reduction	57,410	64,180
Max buy rate (a)	2,783,465	1,308,506
Other	124,356	79,554
Total modified loans	$5,934,198	$4,058,198
(a) Amount comprises of loans modified by the Company to adjust the interest rate quoted in a dealer-arranged financing. Beginning in the third quarter of 2016, in conjunction with consumer practices, the Company reassesses the contracted APR when changes in the deal structure are made (e.g. higher down payment, lower vehicle price, etc.). If any of the changes result in a lower APR, the contracted rate is reduced. These modifications are not considered a TDR event as they do not relate to a concession provided to a customer experiencing financial difficulty.
A summary of the Company's recorded investment in TDRs as of the dates indicated is as follows:

	September 30, 2017	December 31, 2016
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment (a)	$6,330,331	$5,637,792
Impairment	(1,782,114)	(1,611,295)
Outstanding recorded investment, net of impairment	$4,548,217	$4,026,497
(a) As of September 30, 2017, the outstanding recorded investment excludes $50.7 million of collateral-dependent bankruptcy TDRs that has been written down by $23.7 million to fair value less cost to sell.
A summary of the principal balance on the Company's delinquent TDRs as of the dates indicated is as follows:

	September 30, 2017	December 31, 2016
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal 30-59 days past due	$1,184,804	$1,253,848
Delinquent principal over 59 days	753,606	736,691
Total delinquent TDRs	$1,938,410	$1,990,539
(a) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts. The Company's delinquency ratio continues to be calculated using the end of period delinquent principal over 60 days.
As of September 30, 2017 and December 31, 2016, the Company did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance — beginning of period	$5,929,392	$5,061,608	$5,637,792	$4,601,502
New TDRs	1,122,450	932,472	2,776,006	2,478,035
Charge-offs	(488,646)	(448,418)	(1,420,073)	(1,119,730)
Paydowns	(210,299)	(180,396)	(644,190)	(594,695)
Other transfers	4,400	(610)	7,762	(456)
Balance — end of period	$6,357,297	$5,364,656	$6,357,297	$5,364,656
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is generally assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. Due to this key distinction in allowance calculations, the coverage ratio is higher for TDRs in comparison to non-TDRs. The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$6,276,659	$5,599,567
TDR - Impairment	1,782,114	1,611,295
TDR allowance ratio	28.4%	28.8%

Non-TDR - Unpaid principal balance	$20,044,330	$21,528,406
Non-TDR - Allowance	1,589,151	1,799,760
Non-TDR allowance ratio	7.9%	8.4%

Total - Unpaid principal balance	$26,320,989	$27,127,973
Total - Allowance	3,371,265	3,411,055
Total allowance ratio	12.8%	12.6%

The allowance ratio for both TDR and non-TDR retail installment contracts decreased from December 31, 2016 to September 30, 2017. The decrease in the TDR allowance ratio is primarily driven by the non-accrual of interest income for certain TDR loans which is offset in the impairment as it reduces the carrying value of TDR loans. The allowance ratio for the non-TDR is driven by a combination of improved credit performance and stabilizing recovery rates. The total allowance on retail installment contracts however, increased from December 31, 2016 to September 30, 2017 due to an increase in the proportion of assets classified as TDRs.

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $5.8 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the nine months ended September 30, 2017, the Company completed on-balance sheet funding transactions totaling approximately $12.3 billion, including:

•	three securitizations on the Company's SDART platform for $3.1 billion;

•	issuance of two retained bonds on the Company's SDART platform for $155 million;

•	four securitizations on the Company's DRIVE, deeper subprime platform, for $4.1 billion;

•	issuance of a retained bond on the Company's DRIVE platform for $113 million;

•	four private amortizing lease facilities for $1.6 billion; and

•	seven top-ups and two re-levers of private amortizing loan and lease facilities for $3.2 billion.
The Company also completed $3.0 billion in asset sales, which consists of $0.3 billion recurring monthly sales with its third party flow partners, $2.6 billion in sales to Santander and $0.1 billion in sales to SBNA.
As of September 30, 2017 and December 31, 2016, the Company's debt consisted of the following:

	September 30, 2017	December 31, 2016
Third party revolving credit facilities	$4,965,888	$6,739,817
Related party revolving credit facilities	2,369,850	2,975,000
Total revolving credit facilities	7,335,738	9,714,817

Public securitizations	14,927,738	13,436,482
Privately issued amortizing notes	8,330,625	8,172,407
Total secured structured financings	23,258,363	21,608,889
Total debt	$30,594,101	$31,323,706
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has two credit facilities with eight banks providing an aggregate commitment of $3.9 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of September 30, 2017 and December 31, 2016, there was an outstanding balance of $2.8 billion and $3.7 billion, respectively, on these facilities in aggregate. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facilities
The Company obtains financing through four investment management agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of September 30, 2017 and December 31, 2016, there was an outstanding balance of $658 million and $743 million, respectively, under these repurchase facilities.
Facilities with Santander and Related Subsidiaries
Santander and SHUSA historically have provided, and continues to provide, the Company with significant funding support in the form of committed credit facilities.The Company's debt with these affiliated entities consisted of the following:

	As of September 30, 2017 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	$—	$2,000,000	$1,407,335	$2,000,000
Line of credit	Santander-NY	265,400	750,000	57,845	435,900
Line of credit	SHUSA	—	3,000,000	139,973	750,000
Promissory Note	SHUSA	300,000	300,000	228,832	300,000
Promissory Note	SHUSA	650,000	650,000	436,496	650,000
Promissory Note	SHUSA	650,000	650,000	257,383	650,000
Promissory Note	SHUSA	500,000	500,000	305,556	500,000
		$2,365,400	$7,850,000

	As of September 30, 2016 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	$2,050,000	$3,000,000	$2,500,000	$3,000,000
Line of credit	SHUSA	—	1,500,000	10,200	200,000
Line of credit	SHUSA	300,000	300,000	300,000	300,000
		$2,350,000	$4,800,000
Through SHUSA, Santander provides the Company with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. Santander, through its New York branch, provides the Company with $2.8 billion of long-term committed revolving credit facilities. The facilities offered through the New York branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2017 and 2018. These facilities currently permit unsecured borrowing and can also be collateralized by auto retail installment contracts and auto leases as well as securitization notes payables and residuals of the Company. Any balances outstanding under these facilities at the time of their commitment termination date will amortize to match the maturities and expected cash flows of the corresponding collateral.

SHUSA provides the Company with $2.1 billion of term promissory notes with maturities ranging from March 2019 to March 2022.
In August 2015, the Company began incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each month's ending balance. The guarantee fee will be applicable only for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by an executed counter-guaranty agreement. The Company recognized guarantee fee expense of $4.6 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively.
The Company also has derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $4.4 billion and $7.3 billion at September 30, 2017 and December 31, 2016, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $9 million and $15 million at September 30, 2017 and December 31, 2016, respectively. Interest expense on these agreements includes amounts totaling $1 million and $16 million for the nine months ended September 30, 2017 and 2016, respectively.
Secured Structured Financings
The Company's secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. The Company has completed eleven securitizations year-to-date in 2017 and currently has 37 securitizations outstanding in the market with a cumulative ABS balance of approximately $15 billion.
Flow Agreements

In addition to the Company's credit facilities and secured structured financings, the Company has a flow agreement in place with a third party for charged off assets. Previously, the Company also had flow agreements with Bank of America and CBP. However, those agreements were terminated effective January 31 and May 1, 2017, respectively.

Loans and leases sold under these flow agreements are not on the Company's balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. The Company continues to actively seek additional such flow agreements.
Off-Balance Sheet Financing
Beginning in March 2017, the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through securitization platforms. As all of the notes and residual interests in the securitizations are issued to Santander, the Company recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from the Company's condensed consolidated balance sheets.

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
The Company uses liquidity to service its debt, repay borrowings, as well as for funding loan commitments and to pay dividends to shareholders.
Cash Flow Comparison
The Company continues to produce positive net cash from operating activities. The Company's investing activities primarily consist of originations and acquisitions of finance receivables and leased vehicles. The financing activities primarily consist of borrowing and repayments of debt.

	Nine Months Ended September 30,
	2017	2016
	(Dollar amounts in thousands)
Net cash provided by operating activities	$3,666,086	$2,676,133
Net cash used in investing activities	(2,690,709)	(4,026,681)
Net cash provided by (used in) financing activities	(738,246)	1,407,528
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $990 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, mainly due to the decrease in outflows of $245 million for originations of assets held for sale and the higher proceeds of $572 million from assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $1.3 billion from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily due by the decrease of $1.3 billion in originations held for investment.
Net Cash Provided by Financing Activities
Net cash provided by (used in) financing activities decreased by $2.1 billion from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily due to the higher payments on borrowings.
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
The following table summarizes the Company's contractual obligations as of September 30, 2017:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,518	$25,785	$25,275	$47,571	$111,149
Notes payable - revolving facilities	3,971,054	2,060,234	1,300,000	—	7,331,288
Notes payable - secured structured financings	1,619,104	5,219,206	12,065,609	4,406,565	23,310,484
Contractual interest on debt	690,654	697,847	215,708	34,562	1,638,771
	$6,293,330	$8,003,072	$13,606,592	$4,488,698	$32,391,692

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
The Company's Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company's asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to manage its desired outcome. As of September 30, 2017, the notional value of the Company's interest rate swap agreements was $6.5 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of September 30, 2017 the notional value of the Company’s interest rate cap agreements was $11.9 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of September 30, 2017, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's net interest income by $22 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of September 30, 2017, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's MVE by $81 million.
Collateral Risk and FCA Residual Risk Sharing Agreement
The Company's lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company's residual risk is somewhat mitigated by the Company's residual risk-sharing agreement with FCA.The mechanics of the agreement hold the Company responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which SC incurs any remaining gains or losses. From the inception of the agreement with FCA through the third quarter of 2017, approximately 87% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. Because the Company's debt is nearly entirely serviced by collections on consumer receivables, the Company's primary liquidity risk relates to the ability to fund originations. The Company has a robust liquidity policy in place to manage this risk. The liquidity policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of September 30, 2017, it had fourteen);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of September 30, 2017, Santander and affiliates provided 8% of its funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of September 30, 2017, the highest single lender's commitment was 21%);

•
that no more than 35% of the Company's debt mature in the next six months and no more than 65% of the Company's debt mature in the next twelve months (as of September 30, 2017, 15% and 55% of the Company's debt is scheduled to mature in the next six and twelve months, respectively); and

•
that the Company maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company's expected peak usage over the following twelve months (as of September 30, 2017, the Company had twelve-month rolling unused capacity of $12.2 billion).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2017, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analyses to validate the accuracy and completeness of the financial results impacted by the control deficiencies including the validation of data underlying key financial models and the addition of substantive logic inspection, fluctuation analysis and testing procedures. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. As a result, management concluded the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with U.S. GAAP.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2017, as a result of material weaknesses in the following areas:

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

•	Hired a Chief Accounting Officer and other key personnel with significant public-company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed and implemented a plan to enhance its risk assessment processes, control procedures and documentation.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Increased accounting resources with qualified permanent resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to begin the remediation efforts.

•	Improved management documentation, review controls and oversight of accounting and financial reporting activities to ensure accounting practices conform to the Company’s policies and U.S. GAAP.

•	Increased accounting participation in critical governance activities to ensure an adequate assessment of risk activities which may impact financial reporting or the related internal controls.

•	Completed a comprehensive review and update of all accounting policies, process descriptions and control activities.

•	Developed and implemented additional documentation, controls and governance for the credit loss allowance and accretion processes.

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

•	Implemented a comprehensive review controls over data, inputs and assumptions used in the models.

•	Strengthened review controls and change management procedures over the models used to estimate accretion.

•	Increased accounting resources with qualified, permanent resources to ensure an adequate level of review and execution of control activities.

•	Developed a comprehensive accretion model documentation manual and implemented on-going performance monitoring to ensure compliance with required standards.

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

•	Enhanced the Company’s communication on related issues with its senior leadership team and the Board, including the Risk Committee and the Audit Committee.

•	Increased resources dedicated to the analysis, review and documentation to ensure compliance with U.S. GAAP and the Company’s policy.

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

While progress has been made to remediate all of these areas, as of September 30, 2017, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within Santander. During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander UK on these accounts for the nine months during 2017 were negligible relative to the overall revenues and profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months of 2017. The accounts are in arrears (£1,844 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account during the nine months of 2017.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the period ended September 30, 2017, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1
Waiver and Release of Claims Agreement, effective September 7, 2017, executed by Jason A. Kulas in favor of Santander Consumer USA Holdings Inc., Santander Holdings USA Inc., Santander Consumer USA, Inc., Santander Consumer USA Inc. Foundation, Santander Bank, N.A., and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2017).

10.2
Offer Letter, by and among Sandra Broderick and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated September 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 2, 2017).

10.3
Offer Letter, by and among Juan Carlos Alvarez de Soto and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated September 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 2, 2017).

10.4
Separation Agreement and Release and Waiver of Claims, by and among Ismail Dawood and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated October 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 3, 2017).

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

Santander Consumer USA Holdings Inc. (Registrant)

By:	/s/ Scott Powell
Name: Scott Powell
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott Powell	President and Chief Executive Officer	November 2, 2017
Scott Powell	(Principal Executive Officer)
/s/ Juan Carlos Alvarez de Soto	Chief Financial Officer	November 2, 2017
Juan Carlos Alvarez de Soto	(Principal Financial and Accounting Officer)