Form 10-Q
period 2018-03-31
Santander Consumer USA Holdings Inc.
filed 2018-05-02
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock ($0.01 par value)	361,263,822 shares

Unless otherwise specified or the context otherwise requires, the use herein of the terms “we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company's expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company's control. For more information regarding these risks and uncertainties as well as certain additional risks that the Company faces, refer to the Risk Factors detailed in Item 1A of Part I of the 2017 Annual Report on Form 10-K, as well as factors more fully described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause the Company's actual results to differ materially from those suggested by the forward-looking statements are:

•	the Company operates in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect its business;

•	the Company's ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;

•	adverse economic conditions in the United States and worldwide may negatively impact the Company's results;

•	the business could suffer if access to funding is reduced or if there is a change in the Company's funding costs or ability to execute securitizations;

•	the Company faces significant risks implementing its growth strategy, some of which are outside of its control;

•	the Company may not realize the anticipated benefits from, and may incur unexpected costs and delays in connection with, exiting its personal lending business;

•	the Company's agreement with FCA may not result in currently anticipated levels of growth and is subject to performance conditions that could result in termination of the agreement;

•	the business could suffer if the Company is unsuccessful in developing and maintaining relationships with automobile dealerships;

•	the Company's financial condition, liquidity, and results of operations depend on the credit performance of its loans;

•	loss of the Company's key management or other personnel, or an inability to attract such management and personnel, could negatively impact its business;

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

•	future changes in the Company's relationship ownership by, or with SHUSA or Santander could adversely affect its operations.

If one or more of the factors affecting the Company's forward-looking information and statements renders forward-looking information and statements incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, the Company cautions the reader not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the Company's results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties as new factors emerge from time to time and management cannot assess the impact of any such factor on the Company's business or the extent to which any factor, or combination of factors may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and the Company undertakes no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

2017 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
ABS	Asset-backed securities
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECOA	Equal Credit Opportunity Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
Federal Reserve	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association

Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	Risk Committee
Remarketing	The controlled disposal of leased vehicles that have been reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC
SC Illinois	Santander Consumer USA Inc., an Illinois Corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents - $188,747 and $106,295 held at affiliates, respectively	$618,809	$527,805
Finance receivables held for sale, net	1,611,535	2,210,421
Finance receivables held for investment, net	22,587,358	22,427,769
Restricted cash - $1,802 and $2,529 held at affiliates, respectively	2,895,615	2,553,902
Accrued interest receivable	269,258	326,640
Leased vehicles, net	10,612,824	10,160,327
Furniture and equipment, net of accumulated depreciation of $58,650 and $55,525, respectively	65,961	69,609
Federal, state and other income taxes receivable	99,099	95,060
Related party taxes receivable	634	467
Goodwill	74,056	74,056
Intangible assets, net of amortization of $45,900 and $36,616, respectively	31,088	29,734
Due from affiliates	53,408	33,270
Other assets	1,125,543	913,244
Total assets	$40,045,188	$39,422,304
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$5,294,358	$4,848,316
Notes payable — secured structured financings	22,862,607	22,557,895
Notes payable — related party	3,148,194	3,754,223
Accrued interest payable	38,375	38,529
Accounts payable and accrued expenses	430,361	429,531
Deferred tax liabilities, net	966,444	897,121
Due to affiliates	103,012	82,382
Other liabilities	475,822	333,806
Total liabilities	33,319,173	32,941,803
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
361,260,828 and 360,779,465 shares issued and 361,008,826 and 360,527,463 shares outstanding, respectively	3,610	3,605
Additional paid-in capital	1,689,996	1,681,558
Accumulated other comprehensive income, net	63,211	44,262
Retained earnings	4,969,198	4,751,076
Total stockholders’ equity	6,726,015	6,480,501
Total liabilities and equity	$40,045,188	$39,422,304

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit were as follows:

	March 31, 2018	December 31, 2017
Assets
Restricted cash	$2,380,619	$1,995,557
Finance receivables held for sale, net	452,984	1,106,393
Finance receivables held for investment, net	21,760,294	21,715,365
Leased vehicles, net	10,612,824	10,160,327
Various other assets	810,497	733,123
Total assets	$36,017,218	$35,710,765
Liabilities
Notes payable	$28,634,202	$28,467,942
Various other liabilities	193,133	197,969
Total liabilities	$28,827,335	$28,665,911

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Interest on finance receivables and loans	$1,114,137	$1,209,186
Leased vehicle income	504,278	418,233
Other finance and interest income	7,137	3,825
Total finance and other interest income	1,625,552	1,631,244
Interest expense — Including $42,033 and $37,724 to affiliates, respectively	241,028	227,089
Leased vehicle expense	358,683	290,171
Net finance and other interest income	1,025,841	1,113,984
Provision for credit losses	458,995	635,013
Net finance and other interest income after provision for credit losses	566,846	478,971
Profit sharing	4,377	7,945
Net finance and other interest income after provision for credit losses and profit sharing	562,469	471,026
Investment gains (losses), net — Including $(16,903) and $2,719 from affiliates, respectively	(86,520)	(76,399)
Servicing fee income — Including $7,811 and $3,263 from affiliates, respectively	26,182	31,684
Fees, commissions, and other — Including $225 and $225 from affiliates, respectively	85,391	100,195
Total other income	25,053	55,480
Compensation expense	122,005	136,262
Repossession expense	72,081	71,299
Other operating costs — Including $1,161 and $21,644 to affiliates, respectively	93,826	97,517
Total operating expenses	287,912	305,078
Income before income taxes	299,610	221,428
Income tax expense	57,311	78,001
Net income	$242,299	$143,427

Net income	$242,299	$143,427
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $2,903 and $4,327, respectively	12,800	7,245
Comprehensive income	$255,099	$150,672
Net income per common share (basic)	$0.67	$0.40
Net income per common share (diluted)	$0.67	$0.40
Dividend paid per common share	$0.05	$—
Weighted average common shares (basic)	360,703,234	359,105,050
Weighted average common shares (diluted)	361,616,732	360,616,032

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2017	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
Cumulative-effect adjustment upon adoption of ASU 2016-09	—	—	1,439	—	25,113	26,552
Stock issued in connection with employee incentive compensation plans	487	5	1,085	—	—	1,090
Stock-based compensation expense	—	—	2,067	—	—	2,067
Tax sharing with affiliate	—	—	(2)	—	—	(2)
Net income	—	—	—	—	143,427	143,427
Other comprehensive income (loss), net of taxes	—	—	—	7,245	—	7,245
Balance — March 31, 2017	359,395	$3,594	$1,662,200	$35,504	$3,717,700	$5,418,998

Balance — January 1, 2018	360,527	$3,605	$1,681,558	$44,262	$4,751,076	$6,480,501
Cumulative-effect adjustment upon adoption of ASU 2018-02 (Note 1)	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	481	5	464	—	—	469
Stock-based compensation expense	—	—	4,208	—	—	4,208
Purchase of treasury stock	—	—	—	—	—	—
Dividends	—	—	—	—	(18,028)	(18,028)
Tax sharing with affiliate	—	—	3,766	—	—	3,766
Net income	—	—	—	—	242,299	242,299
Other comprehensive income (loss), net of taxes	—	—	—	12,800	—	12,800
Balance — March 31, 2018	361,008	$3,610	$1,689,996	$63,211	$4,969,198	$6,726,015

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$242,299	$143,427
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(7,164)	(760)
Provision for credit losses	458,995	635,013
Depreciation and amortization	392,847	317,154
Accretion of discount	(48,075)	(69,945)
Originations and purchases of receivables held for sale	(1,019,425)	(818,817)
Proceeds from sales of and collections on receivables held for sale	1,551,109	973,118
Change in revolving personal loans	5,722	(5,064)
Investment losses, net	86,520	76,399
Stock-based compensation	4,208	2,067
Deferred tax expense	64,048	86,218
Changes in assets and liabilities:
Accrued interest receivable	37,118	49,650
Accounts receivable	11,760	(8,420)
Federal income tax and other taxes	(4,215)	(5,415)
Other assets	(46,923)	(10,435)
Accrued interest payable	(2,529)	1,086
Other liabilities	113,090	53,708
Due to/from affiliates	(4,150)	45,026
Net cash provided by operating activities	1,835,235	1,464,010
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(3,253,263)	(2,985,822)
Purchases of portfolios of finance receivables held for investment	(43,177)	(152,208)
Collections on finance receivables held for investment	2,673,428	2,585,085
Leased vehicles purchased	(2,118,545)	(1,608,151)
Manufacturer incentives received	215,113	330,017
Proceeds from sale of leased vehicles	957,863	625,628
Change in revolving personal loans	45,184	49,236
Purchases of furniture and equipment	(1,012)	(7,551)
Sales of furniture and equipment	57	409
Other investing activities	(3,705)	(1,931)
Net cash used in investing activities	(1,528,057)	(1,165,288)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	3,687,932	5,692,771
Payments on notes payable related to secured structured financings	(3,386,999)	(3,638,774)
Proceeds from unsecured notes payable	—	4,315,000
Payments on unsecured notes payable	—	(3,887,283)
Proceeds from notes payable	7,795,002	4,772,034
Payments on notes payable	(7,954,759)	(7,105,930)
Proceeds from stock option exercises, gross	2,391	3,543
Dividends paid	(18,028)	—
Net cash provided by financing activities	125,539	151,361
Net increase in cash and cash equivalents and restricted cash	432,717	450,083
Cash and cash equivalent and restricted cash — Beginning of period	3,081,707	2,917,479
Cash and cash equivalents and restricted cash — End of period	$3,514,424	$3,367,562
Supplemental cash flow information:
Cash and cash equivalents	$618,809	$420,826
Restricted cash	2,895,615	2,946,736
Total cash and cash equivalents and restricted cash	$3,514,424	$3,367,562
Noncash investing and financing transactions:
Transfer of notes payable between secured and unsecured notes payable	$300,000	$120,748

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
Since May 1, 2013, under the terms of a ten-year private label financing agreement (the Chrysler Agreement) with Fiat Chrysler Automobiles US LLC (FCA), the Company has been FCA's preferred provider for consumer loans and leases and dealer loans. In conjunction with the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers.
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
As of March 31, 2018, the Company was owned approximately 68.0% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), and approximately 32.0% by other shareholders.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2017 Annual Report on Form 10-K.
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

Business Segment Information
The Company has one reportable segment: Consumer Finance, which includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to recreational vehicles, and marine vehicles. It also includes the Company’s personal loan and point-of-sale financing operations.
Accounting Policies
There have been no material changes in the Company's accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the 2017 Annual Report on Form 10-K.
Recently Adopted Accounting Standards
Since January 1, 2018, the Company adopted the following Financial Accounting Standards Board (FASB) Accounting Standards Updates (ASUs):

•
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as amended. This ASU, requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It includes a five-step process to assist an entity in achieving the main principles of revenue recognition under ASC 606. Because the ASU does not apply to revenue associated with leases and financial instruments (including loans, securities, and derivatives), it did not have a material impact on the elements of the Company's Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and investment gains and losses). All other revenue streams in the scope of the new standard were not material. The Company adopted this standard as of January 1, 2018 using a modified retrospective approach. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

•
ASU 2016-18, Statement of Cash Flows (Topic 230). Restricted Cash (A consensus of the FASB Emerging Issues Task Force), which requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. The Company adopted this standard as of January 1, 2018 using retrospective approach. The impact of this adoption was disclosure only for periods presented on the Company's Statements of Cash Flows.

•
ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The new guidance amends the hedge accounting model to enable entities to more accurately reflect their risk management activities in the financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line in which the earnings effect of the hedged item is reported. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company elected to early adopt this standard as of January 1, 2018 using modified retrospective approach. The adoption of this standard did not require any adjustments to the opening balance of retained earnings for cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness.

•
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company elected to early adopt this standard as of January 1, 2018 and has reclassified $6,149 stranded income tax effects from accumulated other comprehensive income to retained earnings.

The adoption of the following ASUs did not have an impact on the Company's business financial position or results of operations.

•	ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

•
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•	ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. Once effective, the new guidance must be applied for all periods presented. The Company is in the process of reviewing its existing property and equipment lease contracts as well as service contracts that may include embedded leases. Upon adoption, the Company will gross up its balance sheet by the present value of future minimum lease payments for these operating leases. The Company does not intend to early adopt this ASU.

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

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Retail installment contracts acquired individually (a)	$22,526,948	$22,362,509
Purchased receivables	25,345	27,839
Receivables from dealers	15,334	15,623
Personal loans	3,582	4,459
Capital lease receivables (Note 3)	16,149	17,339
Finance receivables held for investment, net	$22,587,358	$22,427,769
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As at March 31, 2018 and December 31, 2017, $18,850 and $22,124 of loans were recorded at fair value (Note 13).
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$19,987,763	$5,998,768	$15,495	$5,158
Credit loss allowance - specific	—	(1,595,465)	—	—
Credit loss allowance - collective	(1,586,557)	—	(161)	(1,714)
Discount	(281,345)	(64,034)	—	—
Capitalized origination costs and fees	62,400	5,418	—	138
Net carrying balance	$18,182,261	$4,344,687	$15,334	$3,582

	December 31, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$19,681,394	$6,261,894	$15,787	$6,887
Credit loss allowance - specific	—	(1,731,320)	—
Credit loss allowance - collective	(1,529,815)	—	(164)	(2,565)
Discount	(309,191)	(74,832)	—	(1)
Capitalized origination costs and fees	58,638	5,741	—	138
Net carrying balance	$17,901,026	$4,461,483	$15,623	$4,459
Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $579,578 and $641,003 of the unpaid principal balance represented fleet contracts with commercial borrowers as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, the Company originated $1,962,180 and $1,588,506, respectively, in Chrysler Capital loans which represented 46% and 42%, respectively, of the total retail installment contract originations. As of March 31, 2018 and December 31, 2017, the Company's auto retail installment contract portfolio consisted of $7,045,671 and $8,234,653, respectively, of Chrysler loans which represents 31% and 37%, respectively, of the Company's auto retail installment contract portfolio.
As of March 31, 2018, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (12%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Outstanding balance	$39,361	$43,474
Outstanding recorded investment, net of impairment	25,534	28,069
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended March 31,
	2018	2017
Balance — beginning of period	$19,464	$107,041
Accretion of accretable yield	(2,840)	(11,144)
Disposals/transfers	—	—
Reclassifications from (to) nonaccretable difference (a)	1,822	2,049
Balance — end of period	$18,446	$97,946
(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
During the three months ended March 31, 2018 and 2017, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended March 31, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $42,996 and $152,208, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of March 31, 2018, borrowers on these dealer receivables are located in Virginia (62%), New York (27%), Missouri (10%) and Wisconsin (1%).
Personal Loans
At September 30, 2016, the Company determined that its intent to sell certain personal revolving loans had changed and now expects to hold these loans through their maturity. The Company recorded a lower of cost or market adjustment through investment gains (losses), net, immediately prior to transferring the loans to finance receivables held for investment at their new recorded investment. The carrying value of these loans was $3,582 and $4,459 at March 31, 2018 and December 31, 2017, respectively.
Held For Sale
The carrying value of the Company's finance receivables held for sale, net is comprised of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Retail installment contracts acquired individually	$643,746	$1,148,332
Personal loans	967,789	1,062,089
Finance receivables held for sale, net	$1,611,535	$2,210,421
Sales of retail installment contracts and proceeds from sales of charged-off assets for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Sales of retail installment contracts to third parties	$—	$230,568
Sales of retail installment contracts to affiliates	1,475,253	700,022
Proceeds from sales of charged-off assets to third parties	18,237	21,343

The Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and serviced as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Serviced balance of retail installment contracts and leases sold to third parties	$4,965,059	$5,771,085

3.	Leases
The Company has both operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Leased vehicles	$14,660,698	$14,285,769
Less: accumulated depreciation	(3,007,858)	(3,110,167)
Depreciated net capitalized cost	11,652,840	11,175,602
Manufacturer subvention payments, net of accretion	(1,076,716)	(1,042,477)
Origination fees and other costs	36,700	27,202
Net book value	$10,612,824	$10,160,327

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2018:

Remainder of 2018	$1,376,726
2019	1,309,509
2020	634,099
2021	49,097
2022	153
Thereafter	—
Total	$3,369,584

Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Gross investment in capital leases	$25,992	$27,234
Origination fees and other	155	124
Less: unearned income	(4,241)	(4,377)
Net investment in capital leases before allowance	21,906	22,981
Less: allowance for lease losses	(5,757)	(5,642)
Net investment in capital leases	$16,149	$17,339

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of March 31, 2018:

Remainder of 2018	$7,809
2019	7,046
2020	5,004
2021	3,322
2022	2,752
Thereafter	59
Total	$25,992

4.	Credit Loss Allowance and Credit Quality
Credit Loss Allowance
The Company estimates the allowance for credit losses on individually acquired retail installment contracts and personal loans held for investment not classified as TDRs based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. In developing the allowance, the Company utilizes a loss emergence period assumption, a loss given default assumption applied to recorded investment, and a probability of default assumption. The loss emergence period assumption represents the average length of time between when a loss event is first estimated to have occurred and when the account is charged-off. The recorded investment represents unpaid principal balance adjusted for unaccreted net discounts, subvention from manufacturers, and origination costs. Under this approach, the resulting allowance represents the expected net losses of recorded investment inherent in the portfolio. The Company uses a transition based Markov model for estimating the allowance for credit losses on individually acquired retail installment contracts. This model utilizes the recently observed loan transition rates from various loan statuses, including delinquency and accounting statuses from performing to charge off, to forecast future losses.
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of March 31, 2018 and 2017, the credit loss allowance for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired.

The activity in the credit loss allowance for individually acquired and dealer loans for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans

Balance — beginning of period	$3,261,135	$164	$2,565
Provision for credit losses	458,679	(3)	(102)
Charge-offs (a)	(1,199,021)	—	(1,068)
Recoveries	661,229	—	319
Balance — end of period	$3,182,022	$161	$1,714
(a) For the three months ended March 31, 2018, charge-offs for retail installment contracts acquired individually includes approximately $7 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.

	Three Months Ended March 31, 2017
	Retail Installment Contracts Acquired Individually	Receivables from Dealers	Personal Loans

Balance — beginning of period	$3,411,055	$724	$—
Provision for credit losses	629,097	10	7,975
Charge-offs (a)	(1,224,697)	—	(3,632)
Recoveries	625,764	—	174
Balance — end of period	$3,441,219	$734	$4,517
(a) For the three months ended March 31, 2017, charge-offs for retail installment contracts acquired individually includes approximately $24 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Balance — beginning of period	$5,642	$9,988
Provision for lease losses	421	(2,069)
Charge-offs	(1,381)	(3,679)
Recoveries	1,075	2,365
Balance — end of period	$5,757	$6,605

There was no impairment activity noted for purchased receivable portfolio for the three months ended March 31, 2018 and March 31, 2017.

Delinquencies

Retail installment contracts and personal amortizing term loans are classified as non-performing (or nonaccrual) when they are greater than 60 days past due as to contractual principal or interest payments. See discussion of TDR under the "Troubled Debt Restructurings" section below. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing (nonaccrual) status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing (accrual) status, the Company returns to accruing interest on the loan.

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

The accrual of interest on personal loans continues until the loan is charged off. The unpaid principal balance on personal loans (including revolving personal loans) 90 days past due and still accruing totaled $108,022 and $130,034 as of March 31, 2018 and December 31, 2017, respectively.

A summary of delinquencies as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,234,126	$4,299	$2,238,425
Delinquent principal over 59 days (a)	1,087,491	2,157	1,089,648
Total delinquent principal	$3,321,617	$6,456	$3,328,073

	December 31, 2017
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,822,686	$4,992	$2,827,678
Delinquent principal over 59 days (a)	1,541,728	2,855	1,544,583
Total delinquent principal	$4,364,414	$7,847	$4,372,261
(a) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts. The Company's delinquency ratio continues to be calculated using the end of period delinquent principal over 60 days. Refer to Item 2 "Selected Financial Data" for details on delinquent principal over 60 days and related delinquency ratios.

In addition, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$470,674	1.8%	$666,926	2.6%
TDR	1,346,148	5.2%	1,390,373	5.4%
Total nonaccrual principal	$1,816,822	7.0%	$2,057,299	7.9%
(a) Percent of unpaid principal balance of retail installment contracts individually held for investment.

The balances in the above tables reflect total unpaid principal balance rather than net recorded investment before allowance.

As of March 31, 2018 and December 31, 2017, there were no receivables from dealers that were 30 days or more delinquent. As of March 31, 2018 and December 31, 2017, there were $1,244 and $1,701, respectively, of retail installment contracts held for sale that were 30 days or more delinquent.

Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of March 31, 2018 and December 31, 2017 was as follows:

FICO® Band	March 31, 2018 (b)	December 31, 2017 (b)
Commercial (a)	2.2%	2.5%
No-FICOs	11.2%	11.2%
<540	21.6%	21.8%
540-599	32.4%	32.0%
600-639	17.6%	17.4%
>640	15.0%	15.1%

(a)No FICO score is obtained on loans to commercial borrowers.
(b)Percentages are based on unpaid principal balance.

Commercial Lending — The Company's risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Note 4 of the 2017 Annual Report on Form 10-K. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Pass	$11,154	$12,276
Special Mention	4,812	5,324
Substandard	600	715
Doubtful	—	—
Loss	—	—
Total (Unpaid principal balance)	$16,566	$18,315
Commercial loan credit quality indicators for receivables from dealers held for investment as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Pass	$13,910	$14,130
Special Mention	1,585	1,657
Substandard	—	—
Doubtful	—	—
Loss	—	—
Total (Unpaid principal balance)	$15,495	$15,787

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company's TDR balance as of March 31, 2018 and December 31, 2017 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of March 31, 2018 and December 31, 2017, there were no receivables from dealers classified as a TDR.

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
The table below presents the Company’s TDRs as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	Retail Installment Contracts
Outstanding recorded investment (a)	$5,978,182	$6,261,432
Impairment	(1,595,465)	(1,731,320)
Outstanding recorded investment, net of impairment	$4,382,717	$4,530,112
(a) As of March 31, 2018, the outstanding recorded investment excludes $68.1 million of collateral-dependent bankruptcy TDRs that has been written down by $31.1 million to fair value less cost to sell. As of December 31, 2017, the outstanding recorded investment excludes $64.7 million of collateral-dependent bankruptcy TDRs that has been written down by $29.2 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at March 31, 2018 and December 31, 2017, is as follows:

	March 31, 2018	December 31, 2017
	Retail Installment Contracts (a)
Principal, 30-59 days past due	$1,097,661	$1,332,239
Delinquent principal over 59 days	576,396	818,938
Total delinquent TDR principal	$1,674,057	$2,151,177
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

Within the total non-accrual principal in the "Delinquencies" section above, as of March 31, 2018 and December 31, 2017, the Company had $1,346,148 and $1,390,373 of TDRs on nonaccrual status respectively, of which $942,890 and $790,461 of TDRs as of March 31, 2018 and December 31, 2017 followed cost recovery basis respectively. The remaining nonaccrual TDR loans follow cash basis of accounting. Out of the total TDRs on cost recovery basis, $832,066 and $652,679 of TDRs were less than 60 days past due as of March 31, 2018 and December 31, 2017 respectively. The Company applied $99,860 and $56,740 of interest received, on these loans, towards recorded investment (as compared to interest income), in accordance with cost recovery method as of March 31, 2018 and December 31, 2017 respectively.

Average recorded investment and income recognized on TDR loans are as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$6,078,203	$5,711,412
Interest income recognized	$241,211	$260,352
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
	Retail Installment Contracts
Outstanding recorded investment before TDR	$584,448	$881,699
Outstanding recorded investment after TDR	$582,664	$866,278
Number of contracts (not in thousands)	34,374	49,499

Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2018 and 2017 are summarized in the following table:

	Three Months Ended
	March 31, 2018	March 31, 2017
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$195,265	$211,697
Number of contracts (not in thousands)	11,540	11,894
(a) For TDR modifications and TDR modifications that subsequently defaults, the allowance methodology remains unchanged, however the transition rates of the TDR loans are adjusted to reflect the respective risks.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties
Warehouse line	August 2019	$229,984	$500,000	3.74%	$348,645	$19,915
Warehouse line	Various (a)	603,145	1,250,000	2.71%	865,991	24,063
Warehouse line (b)	August 2019	2,105,843	3,900,000	3.42%	3,108,422	68,631
Warehouse line	December 2018	—	300,000	—%	—	—
Warehouse line	October 2019	611,477	1,800,000	3.43%	839,499	14,727
Repurchase facility (d)	Various (c)	291,949	291,949	3.49%	407,299	12,962
Repurchase facility (d)	April 2018 (e)	196,727	196,727	3.06%	257,054	—
Repurchase facility (d)	June 2018	153,177	153,177	3.80%	222,108	—
Repurchase facility (d)	December 2018	67,772	67,772	3.55%	156,202	—
Warehouse line	November 2019	297,699	1,000,000	3.63%	420,623	11,557
Warehouse line	October 2019	148,565	400,000	3.65%	206,287	4,070
Warehouse line	November 2019	358,220	500,000	2.06%	421,622	21,337
Warehouse line	October 2018	229,800	300,000	3.37%	268,054	10,719
Total facilities with third parties		5,294,358	10,659,625		7,521,806	187,981
Facilities with Santander and related subsidiaries:
Line of credit (f)	December 2018	30,000	1,000,000	3.09%	30,000	—
Promissory Note (g)	December 2021	250,000	250,000	3.70%	—	—
Promissory Note (g)	December 2022	250,000	250,000	3.95%	—	—
Promissory Note (g)	March 2019	300,000	300,000	3.38%	—	—
Promissory Note (g)	October 2020	400,000	400,000	3.10%	—	—
Promissory Note (g)	May 2020	500,000	500,000	3.49%	—	—
Promissory Note (g) (h)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note (g)	August 2021	650,000	650,000	3.44%	—	—
Line of credit (f)	December 2018	114,200	750,000	4.34%	126,392	2,376
Line of credit (f)	March 2019	—	3,000,000	3.94%	—	—
Total facilities with Santander and related subsidiaries		3,144,200	7,750,000		156,392	2,376
Total revolving credit facilities		$8,438,558	$18,409,625		$7,678,198	$190,357

(a) Half of the outstanding balance on this facility matures in March 2019 and remaining balance matures in March 2020.
(b) This line is held exclusively for financing of Chrysler Capital leases.
(c) The maturity of this repurchase facility ranges from April 2018 to July 2018.

(d) These repurchase facilities are collateralized by securitization notes payable retained by the Company. These facilities have rolling maturities of up to one year. As the borrower, we are exposed to liquidity risk due to changes in the market value of the retained securities pledged. In some instances, we place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements.
(e) Half of this repurchase facility was settled on maturity in April 2018 and remaining balance of this repurchase facility was extended to July 2018.

(f)	These lines are also collateralized by securitization notes payable and residuals retained by the Company.

(g)	As of March 31, 2018 and December 31, 2017, $3,000,000 and $3,000,000, respectively, of the aggregate outstanding balances on these facilities were unsecured.

(h)
In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This was later terminated and the unamortized fair value hedge adjustment as of March 31, 2018 and December 31, 2017 was $$3,994 and $4,223, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

	December 31, 2017
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	January 2018	$336,484	$500,000	2.87%	$473,208	$—
Warehouse line	Various	339,145	1,250,000	2.53%	461,353	12,645
Warehouse line	August 2019	2,044,843	3,900,000	2.96%	2,929,890	53,639
Warehouse line	December 2018	—	300,000	1.49%	—	—
Warehouse line	October 2019	226,577	1,800,000	4.95%	311,336	6,772
Repurchase facility	Various	325,775	325,775	3.24%	474,188	13,842
Repurchase facility	April 2018	202,311	202,311	2.67%	264,120	—
Repurchase facility	March 2018	147,500	147,500	3.91%	222,108	—
Repurchase facility	March 2018	68,897	68,897	3.04%	95,762	—
Warehouse line	November 2019	403,999	1,000,000	2.66%	546,782	14,729
Warehouse line	October 2019	81,865	400,000	4.09%	114,021	3,057
Warehouse line	November 2019	435,220	500,000	1.92%	521,365	16,866
Warehouse line	October 2018	235,700	300,000	2.84%	289,634	10,474
Total facilities with third parties		4,848,316	10,694,483		6,703,767	132,024
Facilities with Santander and related subsidiaries:
Line of credit	December 2018	—	1,000,000	3.09%	—	—
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	March 2019	300,000	300,000	2.67%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Line of credit	December 2018	750,000	750,000	1.33%	—	—
Line of credit	March 2019	—	3,000,000	3.94%	—	—
Total facilities with Santander and related subsidiaries		3,750,000	7,750,000		—	—
Total revolving credit facilities		$8,598,316	$18,444,483		$6,703,767	$132,024
Facilities with Third Parties
The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 3), securitization notes payables and residuals retained by the Company.
Facilities with Santander and Related Subsidiaries
Lines of Credit

Through SHUSA, Santander provides the Company with $3,000,000 of committed revolving credit that can be drawn on an unsecured basis. Through its New York branch, Santander provides the Company with $1,750,000 of long-term committed revolving credit facilities. The $1,750,000 of longer-term committed revolving credit facilities is composed of a $1,000,000 facility that permits unsecured borrowing but is generally collateralized by retained residuals and $750,000 facility that is securitized by Prime retail installment loans.  Both facilities have current maturity dates of December 31, 2018.
Promissory Notes
Through SHUSA, Santander provides the Company with $3,000,000 of promissory notes.

Secured Structured Financings

The following table presents information regarding secured structured financings as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2013 Securitization	March 2021	$159,041	$2,260,930	1.24%	$183,756	$46,212
2014 Securitizations	February 2020 - April 2022	982,601	6,391,020	1.16% - 1.72%	1,163,941	218,420
2015 Securitizations	June 2020 - January 2023	2,132,438	9,158,532	1.33% - 2.29%	3,019,846	378,911
2016 Securitizations	April 2022 - March 2024	3,153,267	7,462,790	1.63%-2.80%	4,221,844	366,250
2017 Securitizations	April 2023 - September 2024	6,433,289	9,296,570	1.35% - 2.52%	8,691,397	487,993
2018 Securitizations	May 2022 - May 2025	3,082,538	3,415,030	2.41% - 2.77%	3,629,647	131,952
Public Securitizations (a)		15,943,174	37,984,872		20,910,431	1,629,738
2011 Private issuance	September 2028	213,510	1,700,000	1.46%	332,325	21,100
2013 Private issuances	August 2021-September 2024	1,848,474	2,044,054	1.28%-1.38%	3,118,953	221,752
2014 Private issuance	November 2021	74,908	1,530,125	1.10%	157,838	8,355
2015 Private issuances	November 2018 - September 2021	1,723,235	2,058,187	0.88%-2.80%	733,193	101,080
2016 Private issuances	May 2020 - September 2024	1,215,814	3,050,000	1.55%-2.86%	1,799,082	122,417
2017 Private issuances	April 2021 - September 2021	1,214,597	1,600,000	1.85%-2.44%	1,550,015	83,298
2018 Private issuance	June 2022	628,895	650,002	2.42%	831,285	15,484
Privately issued amortizing notes		6,919,433	12,632,368		8,522,691	573,486
Total secured structured financings		$22,862,607	$50,617,240		$29,433,122	$2,203,224
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company's collateral overages of other issuances.

	December 31, 2017
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2013 Securitizations	January 2019 - March 2021	$418,806	$4,239,700	0.89%-1.59%	$544,948	$125,696
2014 Securitizations	February 2020 - April 2022	1,150,422	6,391,020	1.16%-1.72%	1,362,814	210,937
2015 Securitizations	September 2019 - January 2023	2,484,051	9,171,332	1.33%-2.29%	3,465,671	366,062
2016 Securitizations	April 2022 - March 2024	3,596,822	7,462,790	1.63%-2.80%	4,798,807	344,899
2017 Securitizations	April 2023 - September 2024	7,343,157	9,535,800	2.01%-2.52%	9,701,381	422,865
Public Securitizations		14,993,258	36,800,642		19,873,621	1,470,459
2011 Private issuance	September 2028	281,946	1,700,000	1.46%	398,051	20,356
2013 Private issuances	August 2021 - September 2024	2,292,279	2,044,054	1.28%-1.38%	3,719,148	155,066
2014 Private issuances	March 2018 - November 2021	117,730	1,538,087	1.05%-1.40%	231,997	9,552
2015 Private issuances	November 2018 - September 2021	2,009,627	2,305,062	0.88%-4.09%	988,247	55,451
2016 Private issuances	May 2020 - September 2024	1,489,464	3,050,000	1.55%-2.86%	2,147,988	89,460
2017 Private issuances	April 2021 - September 2021	1,373,591	1,641,079	1.85%-2.27%	1,747,227	47,415
Privately issued amortizing notes		7,564,637	12,278,282		9,232,658	377,300
Total secured structured financings		$22,557,895	$49,078,924		$29,106,279	$1,847,759

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of March 31, 2018 and December 31, 2017, the Company had private issuances of notes backed by vehicle leases totaling $4,604,923 and $3,710,377, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $7,920 and $8,729 for the three months ended March 31, 2018 and 2017, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the three months ended March 31, 2018 and 2017 was $150,675 and $124,065, respectively.

6.	Variable Interest Entities
The Company transfers retail installment contracts and vehicle leases into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under U.S. GAAP and the Company may or may not consolidate these VIEs on the condensed consolidated balance sheets.
For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Note 7 of the 2017 Annual Report on Form 10-K.

On-balance sheet variable interest entities
The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2018 and December 31, 2017, the Company was servicing $25,500,802 and $26,250,482, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Assets securitized	$7,240,944	$7,646,625

Net proceeds from new securitizations (a)	$3,476,322	$5,576,801
Net proceeds from sale of retained bonds	211,610	115,970
Cash received for servicing fees (b)	215,790	208,923
Net distributions from Trusts (b)	545,152	678,229
Total cash received from Trusts	$4,448,874	$6,579,923

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three months ended March 31, 2018 and 2017 the Company sold $1,475,253 and $700,022 of gross retail installment contracts to VIEs in off-balance sheet securitizations for a loss of $16,903 and $2,719, respectively, which is recorded in investment losses, net in the accompanying condensed consolidated statements of income. These transactions were executed under securitization platforms with Santander. Santander, as a majority owned affiliate, holds eligible vertical interest in Notes and Certificates of not less than 5% to comply with the Dodd-Frank Act risk retention rules.
As of March 31, 2018 and December 31, 2017, the Company was servicing $4,358,695 and $3,428,248, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	March 31, 2018	December 31, 2017
SPAIN	$3,176,238	$2,024,016
Total serviced for related parties	3,176,238	2,024,016
Chrysler Capital securitizations	1,182,457	1,404,232
Total serviced for third parties	1,182,457	1,404,232
Total serviced for others portfolio	$4,358,695	$3,428,248
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Receivables securitized (a)	$1,475,253	$700,022

Net proceeds from new securitizations	$1,474,820	$702,319
Cash received for servicing fees	8,078	1,398
Total cash received from securitization trusts	$1,482,898	$703,717
(a) Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivatives financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company's exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.

In addition, the Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2018 and December 31, 2017.
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at March 31, 2018 and December 31, 2017, are as follows:

	March 31, 2018
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,682,300	$71,351	$71,351	$—
Interest rate swap agreements not designated as hedges	2,163,600	16,474	16,685	(211)
Interest rate cap agreements	10,825,149	197,667	197,667	—
Options for interest rate cap agreements	10,825,149	(197,548)	—	(197,548)

	December 31, 2017
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,926,900	$45,986	$45,986	$—
Interest rate swap agreements not designated as hedges	1,736,400	9,596	9,596	—
Interest rate cap agreements	10,906,081	103,721	135,830	(32,109)
Options for interest rate cap agreements	10,906,081	(103,659)	32,165	(135,824)

See Note 13 for disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2018 and December 31, 2017:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Received (a)	Net Amount
March 31, 2018
Interest rate swaps - Santander and affiliates	$—	$—	$—
Interest rate swaps - third party (b)	88,036	(61,617)	26,419
Interest rate caps - Santander and affiliates	21,241	(12,240)	9,001
Interest rate caps - third party	176,426	(64,993)	111,433
Total derivatives subject to a master netting arrangement or similar arrangement	285,703	(138,850)	146,853
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$285,703	$(138,850)	$146,853
Total financial assets	$285,703	$(138,850)	$146,853

December 31, 2017
Interest rate swaps - Santander and affiliates	$8,621	$(3,461)	$5,160
Interest rate swaps - third party	46,961	(448)	46,513
Interest rate caps - Santander and affiliates	18,201	(12,240)	5,961
Interest rate caps - third party	149,794	(55,835)	93,959
Total derivatives subject to a master netting arrangement or similar arrangement	223,577	(71,984)	151,593
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$223,577	$(71,984)	$151,593
Total financial assets	$223,577	$(71,984)	$151,593
(a) Cash collateral received is reported in Other liabilities or Due to affiliate, as applicable, in the consolidated balance sheet.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged (a)	Net Amount
March 31, 2018
Interest rate swaps - third party	211	(211)	—
Back to back - Santander & affiliates	21,241	(21,241)	—
Back to back - third party	176,307	(176,307)	—
Total derivatives subject to a master netting arrangement or similar arrangement	197,759	(197,759)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$197,759	$(197,759)	$—
Total financial liabilities	$197,759	$(197,759)	$—

December 31, 2017
Back to back - Santander & affiliates	18,201	(18,201)	—
Back to back - third party	149,732	(133,540)	16,192
Total derivatives subject to a master netting arrangement or similar arrangement	167,933	(151,741)	16,192
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$167,933	$(151,741)	$16,192
Total financial liabilities	$167,933	$(151,741)	$16,192
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$26,429	$4,578

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expenses	$(9,717)

	Three Months Ended March 31, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$383	$7,332	$4,240

Derivative instruments not designated as hedges:
Gains (losses) recognized in interest expense	$(1,204)
Gains (losses) recognized in operating expenses	$(505)

The Company estimates that approximately $34,698 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	March 31, 2018	December 31, 2017
Vehicles (a)	$383,657	$293,546
Manufacturer subvention payments receivable (b)	120,268	83,910
Upfront fee (b)	76,250	80,000
Derivative assets at fair value (c)	264,462	196,755
Derivative - third party collateral	187,226	149,805
Prepaids	37,702	40,830
Accounts receivable	26,799	38,583
Other	29,179	29,815
Other assets	$1,125,543	$913,244

(a)	Includes vehicles obtained through repossession as well as vehicles obtained due to lease terminations.

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
The Company recorded income tax expense of $57,311 (19.1% effective tax rate) and $78,001 (35.2% effective tax rate) during the three months ended March 31, 2018 and 2017, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The

Company had a net receivable from affiliates under the tax sharing agreement of $634 and $467 at March 31, 2018 and December 31, 2017, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2017 and March 31, 2018, the Company has no earnings that are considered indefinitely reinvested.

During the three months ended March 31, 2018, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard requires entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The Company reclassified $6,149 related to stranded tax effects.

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated other comprehensive income are released only when an entire portfolio (i.e. all related units of account) of a particular type is liquidated, sold or extinguished.
Significant judgment is required in evaluating and reserving for uncertain tax positions. Although management believes adequate reserves have been established for all uncertain tax positions, the final outcomes of these matters may differ. Management does not believe the outcome of any uncertain tax position, individually or combined, will have a material effect on the Company's business, financial position or results of operations. The reserve for uncertain tax positions, as well as associated penalties and interest, is a component of the income tax provision.

10.	Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2018 and December 31, 2017, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2018	December 31, 2017
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$11,571	$6,580
Agreement with Bank of America	Servicer performance fee	7,453	8,072
Agreement with CBP	Loss-sharing payments	5,506	5,625
Other Contingencies	Consumer arrangements	3,410	6,326
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	115,600	108,800

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $11,571 and $6,580 at March 31, 2018 and December 31, 2017, respectively, related to these obligations.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that Company maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. The Company has not met these penetration rates at

March 31, 2018. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to the Company's business, financial position and results of operations.

Agreement with Bank of America
Until January 31, 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to sell up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $7,453 and $8,072 at March 31, 2018 and December 31, 2017, respectively, related to this obligation.
Agreement with CBP
Until May 1, 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $5,506 and $5,625 at March 31, 2018 and December 31, 2017, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $3,410 and $6,326 at March 31, 2018 and December 31, 2017, respectively, for other miscellaneous contingencies.
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

As of March 31, 2018, the Company has accrued aggregate legal and regulatory liabilities of $115,600. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $207,000 as of March 31, 2018. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•Deka Lawsuit: The Company is a defendant in a purported securities class action lawsuit (the Deka Lawsuit) in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company’s IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that our IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. On December 18, 2015, the Company and the individual defendants moved to dismiss the lawsuit, which was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes. On July 11, 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017).

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

•Parmelee Lawsuit: The Company is a defendant in two purported securities class actions lawsuits that were filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. The complaint alleges that the Company violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods. On March 14, 2017, the Company filed a motion to dismiss the lawsuit. On January 3, 2018, the court granted the Company’s motion as to defendant Ismail Dawood (the Company’s former Chief Financial Officer) and denied the motion as to all other defendants.

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

Regulatory Investigations and Proceedings
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

Currently, such matters include, but are not limited to, the following:

•
The Company received a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans, and also from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the subpoenas and has otherwise cooperated with the DOJ and SEC with respect to these matters.

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

•
In August 2017, the Company received a CID from the CFPB. The stated purpose of the CID is to determine whether the Company has complied with the Fair Credit Reporting Act and related regulations. The Company has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the CFPB with respect to this matter.

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company’s business, financial condition and results of operations.

•2017 Written Agreement with the Federal Reserve
On March 21, 2017, the Company and SHUSA entered into a written agreement with the FRBB. Under the terms of the agreement, the Company is required to enhance its compliance risk management program, Board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of the Company's management and operations.

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
Agreements
The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of March 31, 2018 and December 31, 2017, the total unused credit available to customers was $3.7 billion, and $3.9 billion, respectively. In 2017, the Company purchased $1.2 billion of receivables, out of the $4.0 billion unused credit available to customers as of December 31, 2016. In addition, the Company purchased $263,831 of receivables related to newly opened customer accounts in 2017. During the three months ended March 31, 2018, the Company purchased $0.3 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, the Company purchased $17,398 of receivables related to newly opened customer accounts during the three months ended March 31, 2018.
Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2018 and December 31, 2017, the Company was obligated to purchase $10,345 and $11,539, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, the Company and Bluestem executed an amendment that, among other provisions, increases the profit-sharing percentage retained by the Company, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives Bluestem the right to retain up to 20% of new accounts subsequently originated.
Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were zero adjustments for the three months ended March 31, 2018 and March 31, 2017.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated on May 9, 2015. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's consolidated balance sheets. As of March 31, 2018, the balance in the collateral account is $18. In January 2015, the Company additionally agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception. As of March 31, 2018 and December 31, 2017, the Company had a recorded liability of $1,481 and $2,206, respectively, related to the residual losses covered under the agreement.
In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis . However, any sale more than $275,000 is subject to a market price check. As of March 31, 2018 and December 31, 2017, the remaining aggregate commitment was $87,998 and $98,858, respectively.

Leases

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $2,559 and $2,739 for the three months ended March 31, 2018 and 2017, respectively. The remaining obligations under lease commitments at March 31, 2018 are as follows:

Years ended December 31,
2018	$9,462
2019	12,771
2020	13,032
2021	12,907
2022	12,282
Thereafter	44,663
Total	$105,117

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines/letters of credit for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Line of credit agreement with Santander - New York Branch (Note 5)	$4,367	$22,976
Debt facilities with SHUSA (Note 5)	35,846	12,634
Accrued interest for affiliate lines/letters of credit at March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018	December 31, 2017
Line of credit agreement with Santander - New York Branch (Note 5)	$563	$1,435
Debt facilities with SHUSA (Note 5)	18,073	18,670
In August 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $2,048 and $1,465 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had $9,647 and $7,598 of related fees payable to Santander, respectively.
Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $2,532,000 and $3,734,400 at March 31, 2018 and December 31, 2017, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $11,898 and $1,622 at March 31, 2018 and

December 31, 2017, respectively. Interest and mark-to-market adjustments on these agreements totaled $229 and $29 for the three months ended March 31, 2018 and 2017, respectively.
Originations
The Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. On April 15, 2016, the relationship management fee was replaced with an origination fee and annual renewal fee for each loan. The Company did not recognize any relationship management fee income the three months period ended March 31, 2018 and 2017. The Company recognized $456 and $600 of origination fee income for the three months ended March 31, 2018 and 2017, respectively. Additionally, the Company recognized $384 and $306 of renewal fee income for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had origination and renewal fees receivable from SBNA of $268 and $369. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. Servicing fee expense under this agreement totaled $20 for the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the Company had $9 and $9, respectively, of servicing fees payable to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of March 31, 2018 and December 31, 2017 for such advances.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collaterally held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $6,708 and $4,481 related to such originations as of March 31, 2018 and December 31, 2017, respectively.
The Company received a $9,000 referral fee in connection with the original arrangement and was amortizing the fee into income over the ten-year term of the agreement. The remaining balance of the referral fee SBNA paid to the Company in connection with the original sourcing and servicing agreement is considered a referral fee in connection with the new agreements and will continue to be amortized into income through the July 1, 2022 termination date of the new agreements. As of March 31, 2018 and December 31, 2017, the unamortized fee balance was $4,725 and $4,950, respectively. The Company recognized $225 and $225 of income related to the referral fee for the three months ended March 31, 2018 and 2017, respectively.
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. Servicing fee income recognized under these agreements totaled $742 and $925 for the three months ended March 31, 2018 and 2017, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Total serviced portfolio	$371,622	$400,788
Cash collections due to owner	12,917	11,870
Servicing fees receivable	819	839

During the year ended December 31, 2017, the Company sold certain receivables previously acquired with deteriorated credit quality to SBNA. These loans were sold with a gain of $35,927 recognized in investment losses, net in the accompanying condensed consolidated financial statements. The Company will continue to perform the servicing of these assets and has recorded $297 of servicing fee income from SBNA for the three months ended March 31, 2018. There were no such sales of receivables previously acquired with deteriorated credit quality to SBNA for the three months ended March 31, 2017.

Other information on the serviced receivables for SBNA as of March 31, 2018 is as follows:

March 31, 2018
Total serviced portfolio	$112,900
Cash collections due to owner	291
Servicing fees receivable	96

Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated/serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred $187 and $197 for these services during the three ended March 31, 2018 and 2017.

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. The Company facilitated the purchase of $24 million of retail installment contacts. The Company recognized referral fee and servicing fee income of $146 and $26, respectively, for the three months ended March 31, 2018 of which $155 is receivable as of March 31, 2018.
Flow Agreements
Until May 9, 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company could review any applications declined by SBNA for the Company’s own portfolio. The Company received an origination fee on all leases originated under this agreement and continues to service these vehicles leases. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. Servicing fee income recognized on leases serviced for SBNA totaled $781 and $1,393 for the three months ended March 31, 2018 and 2017, respectively.
Other information on the consumer vehicle lease portfolio serviced for SBNA as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Total serviced portfolio	$97,274	$321,629
Cash collections due to owner	—	—
Origination and servicing fees receivable	238	2,067
Revenue share reimbursement receivable	3,793	1,548

On June 30, 2014, the Company entered into an indemnification agreement with SBNA whereby the Company indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, the Company established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and the Company, in the case of payments and sale proceeds. As of March 31, 2018 and December 31, 2017, the balance in the collateral account is $18 and $18, respectively. The Company recognized $722 and zero indemnification expense for the three months ended March 31, 2018 and 2017.

Also, in January 2015, the Company agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception. At the time of the agreement, the Company established a collateral account held by SBNA to cover the expected losses, as of March 31, 2018 and December 31, 2017, the balance in the collateral account was $1,483 and $2,210, respectively. As of March 31, 2018 and December 31, 2017, the Company had a recorded liability of $1,481 and $2,206 respectively, related to the residual losses covered under the agreement.
Securitizations
On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company will provide servicing on all loans originated under this arrangement. For the three months ended March 31, 2017, the Company sold $700,000 of loans at fair value under this MSPA arrangement. The MSPA was amended in March 2018 and under this amended agreement, the Company sold $1,475,253 of prime loans at fair value to Santander for the three months ended March 31, 2018. A total loss of $16,903 and $2,700 was recognized for the three months ended March 31, 2018 and March 31, 2017 respectively, which is included in investment losses, net in the accompanying condensed consolidated financial statements. Servicing fee income recognized totaled $4,792 and zero for the three months ended

March 31, 2018 and March 31, 2017 respectively of which $2,755 and $1,848 was receivable as of March 31, 2018 and December 31, 2017 respectively. The Company had $15,408 and $12,961 of collections due to Santander as of March 31, 2018 and December 31, 2017 respectively.
CEO compensation
On August 28, 2017, the Board of the Company announced that Scott Powell would succeed Jason Kulas as President and CEO, effective immediately. During the first quarter of year 2018, the Company paid $250 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.

Other related-party transactions

As of March 31, 2018, Jason Kulas and Mr. Thomas G. Dundon, both being former members of the Board and CEO of the Company, along with a Santander employee who was a member of the Board until the second quarter of 2015, each had a minority equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended March 31, 2018 and 2017, the Company recorded $1,194 and $1,275, respectively, in lease expenses on this property. The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended March 31, 2018 and 2017, the Company recorded $41 and $41 respectively, in sublease revenue on this property. Future minimum lease payments over the remainder of the 9-year term of the lease, which extends through 2026, total $60,697.

The Company's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of March 31, 2018 and December 31, 2017, SCI had cash of $189,049 and $106,596, respectively, on deposit with Banco Santander Puerto Rico.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended March 31, 2018 and 2017, totaled $710 and $150, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled zero and $21 for the three months ended March 31, 2018 and 2017.

Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generate rebates based on purchases made. As of March 31, 2018, the activities associated with the program were insignificant.

Effective April 1, 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred and paid for totaled $379 for the three months ended March 31, 2018.

The Company partners with SHUSA to place Cyber Liability Insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $92 and $78 for the three months ended March 31, 2018 and 2017, respectively.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company's common shares.

The calculation of diluted EPS excludes 284,951 and 973,230 employee stock options and zero RSUs for the three months ended March 31, 2018 and 2017, respectively, as the effect of exercise or settlement of those securities would be anti-dilutive.

The following table represents EPS numbers for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Earnings per common share
Net income	$242,299	$143,427
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	360,703	358,939
Weighted average number of participating restricted common shares outstanding (in thousands)	—	166
Weighted average number of common shares outstanding (in thousands)	360,703	359,105
Earnings per common share	$0.67	$0.40
Earnings per common share - assuming dilution
Net income	$242,299	$143,427
Weighted average number of common shares outstanding (in thousands)	360,703	359,105
Effect of employee stock-based awards (in thousands)	914	1,511
Weighted average number of common shares outstanding - assuming dilution (in thousands)	361,617	360,616
Earnings per common share - assuming dilution	$0.67	$0.40

13.	Fair Value of Financial Instruments
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2018 and December 31, 2017, and the level within the fair value hierarchy:

	March 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$618,809	$618,809	$618,809	$—	$—
Finance receivables held for investment, net (b)	22,439,866	24,369,757	—	—	24,369,757
Restricted cash (a)	2,895,615	2,895,615	2,895,615	—	—
Total	$25,954,290	$27,884,181	$3,514,424	$—	$24,369,757
Liabilities:
Notes payable — credit facilities (c)	$5,294,358	$5,294,358	$—	$—	$5,294,358
Notes payable — secured structured financings (d)	22,862,607	22,932,974	—	13,657,638	9,275,336
Notes payable — related party (e)	3,148,194	3,148,194	—	—	3,148,194
Total	$31,305,159	$31,375,526	$—	$13,657,638	$17,717,888

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$527,805	$527,805	$527,805	$—	$—
Finance receivables held for investment, net (b)	22,284,068	24,340,739	—	—	24,340,739
Restricted cash (a)	2,553,902	2,553,902	2,553,902	—	—
Total	$25,365,775	$27,422,446	$3,081,707	$—	$24,340,739
Liabilities:
Notes payable — credit facilities (c)	$4,848,316	$4,848,316	$—	$—	$4,848,316
Notes payable — secured structured financings (d)	22,557,895	22,688,381	—	12,275,408	10,412,973
Notes payable — related party (e)	3,754,223	3,754,223	—	—	3,754,223
Total	$31,160,434	$31,290,920	$—	$12,275,408	$19,015,512

(a)
Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, is at an approximated fair value as the instruments mature within 90 days or less and bear interest at market rates.

(b)
Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments are determined as follows:

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

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and the level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$176,426	$—	$176,426	$—
Due from affiliates — trading interest rate caps (a)	21,241	—	21,241	—
Other assets — cash flow hedging interest rate swaps (a)	71,351	—	71,351	—
Other assets — trading interest rate swaps (a)	16,685	—	16,685	—
Other liabilities — trading options for interest rate caps (a)	176,307	—	176,307	—
Due to affiliates — trading options for interest rate caps (a)	21,241	—	21,241	—
Other liabilities — trading interest rate swaps (a)	211	—	211	—
Retail installment contracts acquired individually (b)	18,850	—	—	18,850

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$129,718	$—	$129,718	$—
Due from affiliates — trading interest rate caps (a)	6,112	—	6,112	—
Other assets — cash flow hedging interest rate swaps (a)	39,036	—	39,036	—
Due from affiliates — cash flow hedging interest rate swaps (a)	6,950	—	6,950	—
Other assets — trading interest rate swaps (a)	7,925	—	7,925	—
Due from affiliates — trading interest rate swaps (a)	1,671	—	1,671	—
Other assets — trading options for interest rate caps (a)	20,075	—	20,075	—
Due from affiliates — trading options for interest rate caps (a)	12,090	—	12,090	—
Other liabilities — trading options for interest rate caps (a)	129,712	—	129,712	—
Due to affiliates — trading options for interest rate caps (a)	6,112	—	6,112	—
Other liabilities — trading interest rate caps (a)	20,019	—	20,019	—
Due to affiliates — trading interest rate caps (a)	12,090	—	12,090	—
Retail installment contracts acquired individually (b)	22,124	—	—	22,124

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Balance — beginning of period	$22,124	$24,495
Additions / issuances	1,349	13,331
Net collection activities	(5,594)	(10,113)
Loans sold	—	—
Transfers to held for sale	—	(12)
Gains recognized in earnings	971	2,951
Balance — end of period	$18,850	$30,652

All total return settlement payments were made as of September 30, 2017, and the derivative instrument has been settled. The following table presents the changes in the total return settlement balance, which was classified as Level 3, for the three months ended March 31, 2017:

Balance — beginning of period	$30,618
(Gains)/losses recognized in earnings	505
Settlements	—
Balance — end of period	$31,123
The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2018 and 2017. There were no amounts transferred into or out of Level 3 during the three months ended and March 31, 2018 and 2017.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the three months ended March 31, 2018
Other assets — vehicles (a)	$383,657	$—	$383,657	$—	$—
Personal loans held for sale (b)	967,789	—	—	967,789	58,963
Retail installment contracts held for sale (c)	643,746	—	—	643,746	11,536
Auto loans impaired due to bankruptcy (d)	128,641	—	128,641		82,145

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2017
Other assets — vehicles (a)	$293,546	$—	$293,546	$—	$—
Personal loans held for sale (b)	1,062,089	—	—	1,062,089	374,374
Retail installment contracts held for sale (c)	1,148,332	—	—	1,148,332	11,686
Auto loans impaired due to bankruptcy (d)	$121,578	—	$121,578	—	75,194
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
(c) At March 31, 2018, as the SPAIN ABS platform matures with several market executions over the last few quarters, the fair value of the retail installments contracts held for sale reserved for future SPAIN transactions are estimated based on contractual pricing methodology used for previous SPAIN transactions. This pricing methodology includes consideration of significant unobservable inputs including investor return expectations (i.e., Yield), expected lifetime cumulative net loss and weighted average life of the retail installment contracts. At December 31, 2017, the estimated fair value was calculated based on a DCF analysis in which the Company used significant unobservable inputs on key assumptions, including expected default rates, prepayment rates, recovery rates, and discount rates reflective of the cost of funds and appropriate rate of returns. The change in methodology did not have a material impact on the fair value of the retail installments contacts held for sale.
(d) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices.
Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2018 and December 31, 2017:

Financial Instruments	Fair Value at March 31, 2018	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$18,850	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$967,789	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-20%

			Default Rate	30%-40%
			Net Principal Payment Rate	50%-70%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$643,746	Income Approach	Expected Yield	1%-2%
			Expected Lifetime Cumulative Net Loss	4%-6%
			Weighted Average Life	2 - 3 years

Financial Instruments	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$22,124	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,062,089	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-20%

			Default Rate	30%-40%
			Net Principal Payment Rate	50%-70%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$1,148,332	Discounted Cash Flow	Discount Rate	3%-6%
			Default Rate	3%-4%
			Prepayment Rate	15%-20%
			Loss Severity Rate	50%-60%

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
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero and $178 recorded for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized $4,208 and $2,067 respectively related to stock options and restricted stock units within compensation expense. In addition, the Company recognize forfeitures as they occur.

A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	1,695,008	$12.39	4.7	$12,058
Granted	—	—	—	—
Exercised	(205,306)	9.48	—	1,553
Expired	(4,200)	22.72	—	—
Forfeited	(64,268)	23.72	—	—
Options outstanding at March 31, 2018	1,421,234	12.26	3.8	7,546
Options exercisable at March 31, 2018	1,279,659	$11.37	3.5	$7,465

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Such RSUs were granted during the three months ended March 31, 2018. Under the Company's Omnibus Incentive Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three or five years or subject to the achievement of certain performance conditions as applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date.
A summary of the Company’s Restricted Stock Units and Performance stock units and related activity as of and for the three months ended March 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	$650,252	$12.68	1.0	$12,108
Granted	519,772	16.12	—	—
Vested	(377,233)	14.53	—	6,107
Forfeited/canceled	(13,909)	12.81	—	—
Unvested as of March 31, 2018	778882	14.09	1.5	12696

15.	Shareholders' Equity
Treasury Stock
The Company had 252,002 shares of treasury stock outstanding, with a cost of $5,370, as of March 31, 2018 and December 31, 2017. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the Company. Additionally, 248,848 shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Beginning balance, unrealized gains (losses) on cash flow hedges	$44,262	$28,259
Other comprehensive income (loss) before reclassifications (gross) (a)	22,919	9,900
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	(3,970)	(2,655)
Ending balance, unrealized gains (losses) on cash flow hedges	$63,211	$35,504
(a) Includes impact of accumulated other comprehensive income reclassified to Retained earnings, primarily comprised of $6,149 as a result of the adoption of ASU 2018-02. Refer to Note 1 for further discussion.
Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2018 and 2017 consist of the following:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(4,578)	Interest expense	$(4,240)	Interest expense
Tax expense (benefit)	608		1,585
Net of tax	$(3,970)		$(2,655)
Dividends
The Company paid dividend of $0.05 per share in February 2018 and has declared a cash dividend of $0.05 per share, to be paid on May 14, 2018, to shareholders of record as of the close of business on May 4, 2018.

16.	Investment Losses, Net
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
Investment gains (losses), net was comprised of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Gain (loss) on sale of loans and leases	$(16,696)	$(10,882)
Lower of cost or market adjustments	(70,499)	(66,121)
Other gains, losses and impairments, net	675	604
	$(86,520)	$(76,399)

The lower of cost or market adjustments for the three months ended March 31, 2018 and 2017 included $105,774 and $116,641 in customer default activity, respectively, and net favorable adjustments of $35,275 and $50,520, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q should be read in conjunction with the 2017 Annual Report on Form 10-K and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “SEC Filings.” The SEC’s website also contains current reports and other information regarding the Company at www.sec.gov.

Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of March 31, 2018, approximately 68.0%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to RVs, and marine vehicles. The Consumer Finance segment also includes personal loan and point-of-sale financing operations.
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

Under the terms of the Chrysler Agreement, certain standards were agreed to, including the Company meeting specified escalating penetration rates for the first five years, and FCA treating the Company in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the agreement, including SC’s failure to meet target penetration rates, could result in the agreement being terminated. The targeted penetration rates and the actual penetration rates that the Company must meet under the terms of the Chrysler Agreement are as follows as of March 31, 2018.

	Program Year (a)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	19%	28%

(a)	Program years run from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.

(b)
Actual penetration rates shown for Program Year 1, 2, 3 and 4 are as of April 30, 2014, 2015, 2016 and 2017, respectively, the end date of each of those Program Years. Actual penetration rate shown for Program Year 5, which ends April 30, 2018, is for the three months ended March 31, 2018.

The target penetration rate as of April 30, 2018 is 65%. The Company's actual penetration rate for three months ended March 31, 2018 was 28%. The penetration rate has been constrained due to the competitive landscape and low interest rates, causing the subvented loan offers not to be materially more attractive than other lenders' offers. While the Company has not achieved the target penetration rates to date, Chrysler Capital continues to be a focal point of the Company's strategy, the Company continues to work with FCA to improve penetration rates, and it remains committed to the Chrysler Agreement.
The Company has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. The Company has partnered with FCA to roll out two pilot programs, including a dealer rewards program and a nonprime subvention program. During the three months ended March 31, 2018, the Company originated $2.0 billion in Chrysler Capital loans which represented 46% of total retail installment contract originations, with an approximately even share between prime and non-prime, as well as more than $2.1 billion in Chrysler Capital leases. Since its May 1, 2013, launch, Chrysler Capital has originated more than $47.2 billion in retail loans and $25.7 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of March 31, 2018, the Company's auto retail installment contract portfolio consisted of $7.0 billion of Chrysler Capital loans which represents 31% of the Company's auto retail installment contract portfolio.
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
Economic and Business Environment

The U.S. economy continues to stabilize. Unemployment rates continues to be at pre-recession levels of 4.1% as reported by the Bureau of Labor Statistics for March 31, 2018. The Federal Reserve raised its federal funds rate by 25 basis points in March 2018 and is expected to raise its benchmark interest rate to a range of 1.5% to 1.75%.

Despite this stability, consumer debt levels continued to rise, specifically auto debt. As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company's financial position, results of operations or cash flow.

The following table shows the percentage of unpaid principal balance on the Company's retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $26,025,703 and $25,986,532 at March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018	December 31, 2017
	Retail Installment Contracts Held for Investment
Texas	16%	16%
Florida	12%	12%
California	9%	9%
Georgia	6%	6%
Illinois	4%	4%
North Carolina	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
South Carolina	3%	3%
Louisiana	3%	3%
Ohio	3%	3%
Other states	33%	33%
	100%	100%

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
Additional legal and regulatory matters affecting the Company's activities are further discussed in Part I, Item 1A - Risk Factors of the 2017 Annual Report on Form 10-K.
How the Company Assesses its Business Performance

Net income, and the associated return on assets and equity, are the primary metrics by which the Company judges the performance of its business. Accordingly, the Company closely monitors the primary drivers of net income:

•
Net financing income — The Company tracks the spread between the interest and finance charge income earned on assets and the interest expense incurred on liabilities, and continually monitors the components of its yield and cost of funds. The Company's effective interest rate on borrowing is driven by various items including, but not limited to, credit quality of the collateral assigned, used/unused portion of facilities, and reference rate for the credit spread. These drivers, as well as external rate trends, including the swap curve, spot and forward rates are monitored.

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

•
Other income — The Company's flow agreements entered in connection with the Chrysler Agreement have resulted in a large portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. The Company monitors the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of the Company's personal lending portfolio as held for sale upon the decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of other income (losses).

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

First Quarter 2018 Summary of Results
Key highlights of the Company's performance in the first quarter of 2018 included:

•	Total auto originations of $6.3 billion, up 17.8% from $5.4 billion originated in the same quarter in 2017;

•	Net finance and other interest income of $1.0 billion, down 8% compared to the same quarter in 2017;

•	Return on average assets of 2.4%, up from 1.5% compared to the same quarter in 2017;

•	Common equity tier 1 (CET1) ratio of 16.8%, up 300 bps compared to the same quarter in 2017; and

•	Net leased vehicle income of $145.6 million, up 14% compared to the same quarter in 2017.
Recent Developments and Other Factors Affecting The Company's Results of Operations
Changes to Board of Directors
On April 19, 2018, Brian Gunn submitted his resignation as a member of the Board of Directors of Santander Consumer USA Holdings Inc. (“SC Holdings”) and of the Board of Directors of Santander Consumer USA Inc., a wholly-owned subsidiary of SC Holdings, effective on April 19, 2018.

Volume
The Company's originations of individually acquired loans and leases, including revolving loans, average APR, and discount during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$3,866,494	$3,185,373
Average APR	16.1%	17.0%
Average FICO® (a)	611	593
Discount	0.3%	0.4%

Personal loans (b)	$273,328	$287,696
Average APR	26.0	25.3

Leased vehicles	$2,093,604	$1,600,659

Capital lease	$2,398	$1,177
Total originations retained	$6,235,824	$5,074,905

Sold Originations
Retail installment contracts	$386,956	$601,205
Average APR	6.8%	5.8%
Average FICO® (c)	732	727

Total originations	$6,622,780	$5,676,110

(a)
Unpaid principal balance excluded from the weighted average FICO score is $461 million and $443 million for the three months ended March 31, 2018 and 2017, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $54 million and $40 million, respectively, were commercial loans.

(b)
Effective as of three months ended December 31, 2017, the Company revised its approach to define origination volumes for Personal Loans to include new originations, gross of paydowns and charge-offs, related to customers who took additional advances on existing accounts (including capitalized late fees, interest and other charges), and newly opened accounts. In the prior periods, the Company reported net balance increases on personal loans as origination volume. Included in the total origination volume is $17 million and $23 million for the three months ended March 31, 2018 and 2017 respectively, related to newly opened accounts.

(c)
Unpaid principal balance excluded from the weighted average FICO score is $32 million and $80 million for the three months ended March 31, 2018 and 2017, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $20 million and $31 million, respectively, were commercial loans.

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three months ended March 31, 2018, the Company facilitated the purchase of $24 million of retail installment contacts.

Total originations increased $0.9 billion, or 17%, from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase was primarily attributable to our new initiatives, starting in the second half of 2017, to improve our pricing as well as dealer and customer experience, which we believe increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

The Company's originations of individually acquired retail installment contracts and leases by vehicle type during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017
	(Dollars amounts in thousands)
Retail installment contracts
Car	$1,544,947	36.3%	$1,658,618	43.8%
Truck and utility	2,213,400	52.0%	1,869,235	49.4%
Van and other (a)	495,103	11.7%	258,725	6.8%
	$4,253,450	100.0%	$3,786,578	100.0%

Leased vehicles
Car	$158,869	7.6%	$300,896	18.8%
Truck and utility	1,658,957	79.2%	1,177,079	73.5%
Van and other (a)	275,778	13.2%	122,684	7.7%
	$2,093,604	100.0%	$1,600,659	100.0%

Total originations by vehicle type
Car	$1,703,816	26.8%	$1,959,514	36.4%
Truck and utility	3,872,357	61.0%	3,046,314	56.5%
Van and other (a)	770,881	12.2%	381,409	7.1%
	$6,347,054	100.0%	$5,387,237	100.0%
(a) Other primarily consists of commercial vehicles.
The Company's asset sales for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollar amounts in thousands)
Retail installment contracts	$1,475,253	$930,590
Average APR	6.5%	5.9%
Average FICO®	727	726

Total asset sales	$1,475,253	$930,590

Total assets sales increased $545 million, or 59% from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase resulted due to a securitization executed in 2018, whereby eligible prime loans are sold to Santander. This was partially offset by from terminations of the forward flow agreements with CBP and Bank of America during fiscal 2017.

The Company's portfolio of retail installment contracts held for investment and leases by vehicle type as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	(Dollars amounts in thousands)
Retail installment contracts
Car	$13,245,621	50.9%	$13,509,708	52.0%
Truck and utility	11,381,368	43.7%	11,144,712	42.9%
Van and other (a)	1,398,714	5.4%	1,332,112	5.1%
	$26,025,703	100.0%	$25,986,532	100.0%

Leased vehicles
Car	$1,508,080	12.9%	$1,571,170	14.1%
Truck and utility	9,152,693	78.6%	8,704,623	77.9%
Van and other (a)	992,068	8.5%	899,809	8.0%
	$11,652,841	100.0%	$11,175,602	100.0%

Total by vehicle type
Car	14,753,701	39.2%	15,080,878	40.6%
Truck and utility	20,534,061	54.5%	19,849,335	53.4%
Van and other (a)	2,390,782	6.3%	2,231,921	6.0%
	$37,678,544	100.0%	$37,162,134	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted dealer discount of the Company's held for investment portfolio as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(Dollar amounts in thousands)
Retail installment contracts (a)	$26,025,703	$25,986,532
Average APR	16.6%	16.5%
Discount	1.4%	1.5%

Personal loans	$5,158	$6,887
Average APR	31.8%	31.8%

Receivables from dealers	$15,495	$15,787
Average APR	4.2%	4.2%

Leased vehicles	$11,652,841	$11,175,602

Capital leases	$21,750	$22,857
(a) Of this balance as of March 31, 2018, $3.2 billion, $7.9 billion, $6.1 billion, and $4.9 billion was originated during the three months ended March 31, 2018, and the years ended 2017, 2016, and 2015, respectively.

The Company records interest income from individually acquired retail installment contracts, personal loans, and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which the Company continues to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which the Company continues to accrue interest until the loan becomes more than 90 days past due. The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 6.1% to 10.5% as of March 31, 2018, and 6.0% to 10.4% as of March 31, 2017.

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
Historically, the Company's primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools during the three months ended March 31, 2018 and 2017. However, during the three months ended March 31, 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $42,996 (nil for the three months ended March 31, 2018), and for the three months ended March 31, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $42,996 and $152,208, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company's existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended
	March 31, 2018	March 31, 2017
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	$1,021,916	$1,104,672
Interest on purchased receivables portfolios	2,841	11,144
Interest on receivables from dealers	120	921
Interest on personal loans	89,260	92,449
Interest on finance receivables and loans	1,114,137	1,209,186
Net leased vehicle income	145,595	128,062
Other finance and interest income	7,137	3,825
Interest expense	241,028	227,089
Net finance and other interest income	1,025,841	1,113,984
Provision for credit losses on individually acquired retail installment contracts	458,679	629,097
Provision for credit losses on receivables from dealers	(3)	10
Provision for credit losses on personal loans	(102)	7,975
Provision for credit losses on capital leases	421	(2,069)
Provision for credit losses	458,995	635,013
Profit sharing	4,377	7,945
Other income	25,053	55,480
Operating expenses	287,912	305,078
Income before tax expense	299,610	221,428
Income tax expense	57,311	78,001
Net income	$242,299	$143,427
Share Data
Weighted-average common shares outstanding
Basic	360,703,234	359,105,050
Diluted	361,616,732	360,616,032
Earnings per share
Basic	$0.67	$0.40
Diluted	$0.67	$0.40
Balance Sheet Data
Finance receivables held for investment, net	$22,587,358	$23,444,625
Finance receivables held for sale, net	1,611,535	1,856,019
Goodwill and intangible assets	105,144	106,331
Total assets	40,045,188	39,061,940
Total borrowings	31,305,159	31,475,304
Total liabilities	33,319,173	33,642,942
Total equity	6,726,015	5,418,998
Allowance for credit losses	3,189,654	3,453,075

	Three Months Ended
	March 31, 2018	March 31, 2017
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$537,792	$598,933
Charge-offs, net of recoveries, on purchased receivables portfolios	(428)	353
Charge-offs, net of recoveries, on receivables from dealers	—	—
Charge-offs, net of recoveries, on personal loans	749	3,458
Charge-offs, net of recoveries, on capital leases	306	1,314
Total charge-offs, net of recoveries	538,419	604,058
End of period delinquent principal over 60 days, individually acquired retail installment contracts held for investment	984,755	1,044,288
End of period personal loans delinquent principal over 60 days	162,061	169,429
End of period delinquent principal over 60 days, loans held for investment	986,886	1,049,030
End of period assets covered by allowance for credit losses	26,028,935	27,188,404
End of period gross individually acquired retail installment contracts held for investment	25,986,531	27,074,856
End of period gross personal loans	1,387,713	1,414,313
End of period gross finance receivables and loans held for investment	26,046,356	27,371,719
End of period gross finance receivables, loans, and leases held for investment	37,720,946	37,447,052
Average gross individually acquired retail installment contracts held for investment	25,911,063	27,089,438
Average gross personal loans held for investment	6,010	17,610
Average gross individually acquired retail installment contracts held for investment and held for sale	26,820,166	28,200,907
Average gross purchased receivables portfolios	41,209	220,786
Average gross receivables from dealers	15,651	70,165
Average gross personal loans	1,459,308	1,488,665
Average gross capital leases	22,474	30,599
Average gross finance receivables and loans	28,358,808	30,011,122
Average gross operating leases	11,441,789	9,849,077
Average gross finance receivables, loans, and leases	39,800,597	39,860,199
Average managed assets	48,421,303	51,229,729
Average total assets	39,694,041	38,910,193
Average debt	31,208,250	31,553,342
Average total equity	6,579,416	5,325,581
Ratios
Yield on individually acquired retail installment contracts	15.2%	15.7%
Yield on purchased receivables portfolios	27.6%	20.2%
Yield on receivables from dealers	3.1%	5.3%
Yield on personal loans (1)	24.5%	24.8%
Yield on earning assets (2)	12.7%	13.5%
Cost of debt (3)	3.1%	2.9%
Net interest margin (4)	10.3%	11.2%
Expense ratio (5)	2.4%	2.4%
Return on average assets (6)	2.4%	1.5%
Return on average equity (7)	14.7%	10.8%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.3%	8.8%
Net charge-off ratio on purchased receivables portfolios (8)	(4.2)%	0.6%
Net charge-off ratio on receivables from dealers (8)	—	—
Net charge-off ratio on personal loans (8)	49.9%	78.5%
Net charge-off ratio (8)	8.3%	8.8%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	3.8%	3.9%
Delinquency ratio on personal loans, end of period (9)	11.7%	12.0%
Delinquency ratio on loans held for investment, end of period (9)	3.8%	3.8%
Equity to assets ratio (10)	16.8%	13.9%
Tangible common equity to tangible assets (10)	16.6%	13.6%
Common stock dividend payout ratio (11)	7.5%	—
Allowance ratio (12)	12.3%	12.7%
Common Equity Tier 1 capital ratio (13)	16.8%	13.8%

(1)	Includes finance and other interest income; excludes fees.

(2)	“Yield on earning assets” is defined as the ratio of annualized Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	“Cost of debt” is defined as the ratio of annualized Interest expense to Average debt.

(4)	“Net interest margin” is defined as the ratio of annualized Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets.

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets.

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity.

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 60 days to End of period gross balance of the respective portfolio, excludes capital leases.

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company's capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017
	(Dollar amounts in thousands)
Total equity	$6,726,015	$5,418,998
Deduct: Goodwill and intangibles	105,144	106,331
Tangible common equity	$6,620,871	$5,312,667

Total assets	$40,045,188	$39,061,940
Deduct: Goodwill and intangibles	105,144	106,331
Tangible assets	$39,940,044	$38,955,609

Equity to assets ratio	16.8%	13.9%
Tangible common equity to tangible assets	16.6%	13.6%

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company's shareholders.

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)	"Common Equity Tier 1 Capital ratio" is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	March 31, 2018	March 31, 2017
Total equity	$6,726,015	$5,418,998
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	169,870	182,156
Deduct: Accumulated other comprehensive income (loss), net	63,211	35,504
Tier 1 common capital	$6,492,934	$5,201,338
Risk weighted assets (a)	$38,596,789	$37,799,513
Common Equity Tier 1 capital ratio (b)	16.8%	13.8%

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

(b)	CET1 is calculated under Basel III regulations required as of January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended March 31,
	2018			2017
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$26,820,166	$1,021,916	15.2%	$28,200,907	$1,104,672	15.7%
Purchased receivables	41,209	2,841	27.6%	220,786	11,144	20.2%
Receivables from dealers	15,651	120	3.1%	70,165	921	5.3%
Personal loans	1,459,308	89,260	24.5%	1,488,665	92,449	24.8%
Capital lease receivables	22,474	1,468	26.1%	30,599	1,468	19.2%
Finance receivables held for investment, net	28,358,808	1,115,605	15.7%	30,011,122	1,210,654	16.1%
Leased vehicles, net	11,441,789	145,595	5.1%	9,849,077	128,062	5.2%
Other assets	3,132,737	5,669	0.7%	2,480,715	2,357	0.4%
Allowance for credit losses	(3,239,293)	—	—	(3,430,721)	—	—
Total assets	$39,694,041	$1,266,869		$38,910,193	$1,341,073
Liabilities and equity
Liabilities:
Notes payable	$31,208,250	$241,028	3.1%	$31,553,342	$227,089	2.9%
Other liabilities	1,906,375	—	—	2,022,763	—	—
Total liabilities	33,114,625	241,028		33,576,105	227,089

Total stockholders' equity	6,579,416	—		5,325,581	—
Total liabilities and equity	$39,694,041	$241,028		$38,901,686	$227,089

Results of Operations
The following table presents the Company's results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,114,137	$1,209,186
Leased vehicle income	504,278	418,233
Other finance and interest income	7,137	3,825
Total finance and other interest income	1,625,552	1,631,244
Interest expense	241,028	227,089
Leased vehicle expense	358,683	290,171
Net finance and other interest income	1,025,841	1,113,984
Provision for credit losses	458,995	635,013
Net finance and other interest income after provision for credit losses	566,846	478,971
Profit sharing	4,377	7,945
Net finance and other interest income after provision for credit losses and profit sharing	562,469	471,026
Total other income	25,053	55,480
Total operating expenses	287,912	305,078
Income before income taxes	299,610	221,428
Income tax expense	57,311	78,001
Net income	$242,299	$143,427

Net income	$242,299	$143,427
Change in unrealized gains (losses) on cash flow hedges, net of tax	12,800	7,245
Comprehensive income	$255,099	$150,672

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,021,916	$1,104,672	$(82,756)	(7)%
Income from purchased receivables portfolios	2,841	11,144	(8,303)	(75)%
Income from receivables from dealers	120	921	(801)	(87)%
Income from personal loans	89,260	92,449	(3,189)	(3)%
Total interest on finance receivables and loans	$1,114,137	$1,209,186	$(95,049)	(8)%

Income from individually acquired retail installment contracts decreased $83 million, or 7%, from the first quarter of 2017 to the first quarter of 2018, primarily due to 4.9% decline in the average outstanding balance of the portfolio, because of lower interest income accruals for specific categories of loans classified as TDRs and better overall credit performance.

Income from purchased receivables portfolios decreased $8 million, or 75%, from the first quarter of 2017 to the first quarter of 2018, due to the sale of a majority of the purchased receivables to SHUSA during the third quarter of 2017 and the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans decreased $3 million, or 3%, from the first quarter of 2017 to the first quarter of 2018, primarily due to 2.0% decline in the average outstanding balance of the portfolio.
Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$504,278	$418,233	$86,045	21%
Leased vehicle expense	358,683	290,171	68,512	24%
Leased vehicle income, net	$145,595	$128,062	$17,533	14%
Leased vehicle income and expense increased in the three months ended March 31, 2018 when compared to the same periods in 2017, due to the continual growth in the portfolio since the Company launched Chrysler Capital in 2013, as the average outstanding balance of the portfolio increased 16.2%. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within Leased vehicle expense.
Interest Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$253,372	$222,269	$31,103	14%
Interest expense on derivatives	(12,344)	4,820	(17,164)	(356)%
Total interest expense	$241,028	$227,089	$13,939	6%
Interest expense on notes payable increased $31 million, or 14%, from the first quarter of 2017 to the first quarter of 2018, primarily due to the increased cost of funds resulting from higher market rates.

Interest expense on derivatives decreased $17 million, or 356%, from the first quarter of 2017 to the first quarter of 2018, primarily due to a favorable mark-to-market impact based on interest rate changes in late 2017.

Provision for Credit Losses

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$458,679	$629,097	$(170,418)	(27)%
Provision for credit losses on receivables from dealers	(3)	10	(13)	(130)%
Provision for credit losses on personal loans	(102)	7,975	(8,077)	(101)%
Provision for credit losses on capital leases	421	(2,069)	2,490	(120)%
Provision for credit losses	$458,995	$635,013	$(176,018)	(28)%
Provision for credit losses on the Company's individually acquired retail installment contracts decreased $170 million, or (27)%, from the three months ended March 31, 2017 to the three months ended March 31, 2018, primarily due to lower portfolio balances at March 31, 2018. The portfolio decreased 4.0% from $27.1 billion as at March 31, 2017 to $26.0 billion at March 31, 2017. In addition, provision for credit losses is impacted by nonaccrual of interest income for certain TDR loans, which is offset in the impairment as it reduces the carrying value of TDR loans.
Provision for credit losses on personal loans was recorded for the first time during three months ended March 31, 2017 due to the reclassification of personal loans from held for sale to held for investment effective as of the end on the third quarter of 2016. The balance in this portfolio is in a runoff stage.
Profit Sharing

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$4,377	$7,945	$(3,568)	(45)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing decreased in the three months ended March 31, 2018 compared to the same periods in 2017, primarily because of decrease in Chrysler profit sharing expense based on increase in lease depreciation expense.
Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(86,520)	$(76,399)	$(10,121)	(13)%
Servicing fee income	26,182	31,684	(5,502)	(17)%
Fees, commissions, and other	85,391	100,195	(14,804)	(15)%
Total other income	$25,053	$55,480	$(30,427)	(55)%
Average serviced for others portfolio	$8,697,711	$11,368,726	$(2,671,015)	(23)%
•Investment losses, net for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Gain (loss) on sale of loans and leases	$(16,696)	$(10,882)
Lower of cost or market adjustments	(70,499)	(66,121)
Other gains, losses and impairments, net	675	604
Total investment losses, net	$(86,520)	$(76,399)

Gain (loss) on sale of loans and leases changed from a $11 million loss during first quarter of 2017, to a loss of $17 million for the first quarter of 2018. The change was driven primarily by the significantly higher assets sales during the first quarter of 2018 as compared to the first quarter 2017.
The change in lower of cost or market adjustments primarily relates to customer default activity and net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015. Refer to Note 16 - "Investment Gains (Losses), Net".

•
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased $6 million, or 17%, from the first quarter of 2017 to the first quarter of 2018, due to the decline in the Company's serviced portfolio. The serviced for others portfolio as of March 31, 2018 and 2017 was as follows:

	March 31,
	2018	2017
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$3,660,760	$1,162,231
SBNA leases	97,274	926,377
Total serviced for related parties	3,758,034	2,088,608
Chrysler Capital securitizations	1,182,457	2,188,452
Other third parties	3,782,602	6,738,004
Total serviced for third parties	4,965,059	8,926,456
Total serviced for others portfolio	$8,723,093	$11,015,064
The Company's serviced for others balances has decreased versus the prior year due to lower prime originations and the timing of prime asset sales.

•
The Company's fees, commissions, and other primarily includes late fees, miscellaneous, and other income. This income decreased 15% from the first quarter of 2017 to the first quarter of 2018, due to the discontinuance of certain revenue streams in late 2017.

Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$122,005	$136,262	$(14,257)	(10)%
Repossession expense	72,081	71,299	782	1%
Other operating costs	93,826	97,517	(3,691)	(4)%
Total operating expenses	$287,912	$305,078	$(17,166)	(6)%
Compensation expense decreased $14 million, or (10)%, from the first quarter of 2017 to the first quarter of 2018, primarily due to a decrease in severance expenses incurred in the first quarter of 2017 related to management changes and efficiency efforts.
Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$57,311	$78,001	$(20,690)	(27)%
Income before income taxes	299,610	221,428	78,182	35%
Effective tax rate	19.1%	35.2%

The effective tax rate decreased from 35.2% in the first quarter of 2017 to 19.1% in the first quarter of 2018, primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 and effective January 1, 2018.

Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$12,800	$7,245	$5,555	77%

The change in unrealized gains (losses) on cash flow hedges for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily driven by more favorable interest rate movements in 2018 than in 2017.

Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 83% of the Company's portfolio as of March 31, 2018. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$19,987,763	$5,998,768	$15,495	$5,158
Credit loss allowance - specific	—	(1,595,465)	—	—
Credit loss allowance - collective	(1,586,557)	—	(161)	(1,714)
Discount	(281,345)	(64,034)	—	—
Capitalized origination costs and fees	62,400	5,418	—	138
Net carrying balance	$18,182,261	$4,344,687	$15,334	$3,582
Allowance as a percentage of unpaid principal balance	7.9%	26.6%	1.0%	33.2%
Allowance and discount as a percentage of unpaid principal balance	9.3%	27.7%	1.0%	33.2%
(a) As of March 31, 2018, used car financing represented 61% of our outstanding retail installment contracts acquired individually. 87% of this used car financing consisted of nonprime auto loans.

	December 31, 2017
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$19,681,394	$6,261,894	$15,787	$6,887
Credit loss allowance - specific	—	(1,731,320)	—	(2,565)
Credit loss allowance - collective	(1,529,815)	—	(164)	—
Discount	(309,191)	(74,832)	—	(1)
Capitalized origination costs and fees	58,638	5,741	—	138
Net carrying balance	$17,901,026	$4,461,483	$15,623	$4,459
Allowance as a percentage of unpaid principal balance	7.8%	27.6%	1.0%	37.2
Allowance and discount as a percentage of unpaid principal balance	9.3%	28.8%	1.0%	37.3%
(a) As of December 31, 2017, used car financing represented 61% of our outstanding retail installment contracts acquired individually. 87% of this used car financing consisted of nonprime auto loans.

The Company acquired certain retail installment contracts in pools at a discount due to credit deterioration subsequent to their origination, the Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. Any deterioration in the performance of the purchased portfolios results in an incremental impairment. The balances of these purchased receivables portfolios were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollar amounts in thousands)
Outstanding balance	$39,361	$43,474
Outstanding recorded investment, net of impairment	$25,534	$28,069
A summary of the credit risk profile of the Company's consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of March 31, 2018 and December 31, 2017 was as follows (dollar amounts in billions, totals may not foot due to rounding):

March 31, 2018
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.3	96%	$0.1	4%	$—	—	$—	—	$2.4	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	2%
	36+	0.2	4%	0.3	6%	0.3	6%	4.4	85%	5.2	20%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	3%	0.2	3%	0.3	4%	6.8	91%	7.5	29%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	3.8	93%	4.1	16%
>640	<36	0.3	50%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	—	—	0.1	3%	0.1	3%	3.2	94%	3.4	13%
Total		$4.1	16%	$1.5	6%	$1.3	5%	$19.1	73%	$26.0	100%

December 31, 2017
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.3	97%	$0.1	3%	$—	—	$—	—	$2.4	9%
	36+	0.4	38%	0.2	20%	0.1	11%	0.3	31%	1.0	4%
<540	<36	0.2	40%	0.1	23%	0.1	14%	0.1	23%	0.5	2%
	36+	0.2	3%	0.3	5%	0.3	6%	4.5	87%	5.3	21%
540-599	<36	0.3	35%	0.2	23%	0.1	15%	0.2	27%	0.8	3%
	36+	0.2	2%	0.2	3%	0.3	4%	6.8	91%	7.5	29%
600-639	<36	0.2	36%	0.1	22%	0.1	15%	0.1	27%	0.5	2%
	36+	0.1	1%	0.1	3%	0.1	2%	3.6	95%	3.9	15%
>640	<36	0.3	42%	0.1	21%	0.1	13%	0.1	24%	0.6	2%
	36+	—	—	0.1	2%	0.1	3%	3.3	95%	3.5	13%
Total		$4.2	16%	$1.5	6%	$1.3	5%	$19.0	73%	$26.0	100%
Delinquencies

The Company considers an account delinquent when an obligor fails to pay the required minimum portion of the scheduled payment by the due date. The Company noted some deterioration in the performance of recent originations, particularly those loans originated in 2015, and addressed those trends with the introduction of more disciplined underwriting standards in late 2016. Based on this more disciplined underwriting (among other things), the servicing practices for retail installment contracts originated after January 1, 2017 changed, such that there is an increase in the minimum payment requirements. Although these changes impact the measurement of customer delinquencies, the Company does not believe they have a significant impact on the amount or timing of the recognition of credit losses and allowance for loan losses. With respect to receivables originated by the Company through its “Chrysler Capital” channel, the required minimum payment is 90% of the scheduled payment. With respect to receivables originated by the Company or acquired by the Company from an unaffiliated third-party originator on or after January 1, 2017, the required minimum payment is 90% of the scheduled payment, whereas previous to January 1, 2017 the required minimum payment was 50% of the scheduled payment. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time.

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
The following is a summary of delinquencies on retail installment contracts held for investment as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,238,425	8.6%	$2,827,678	10.9%
Delinquent principal over 59 days (b)	1,089,648	4.2%	1,544,583	5.9%
Total delinquent principal	$3,328,073	12.8%	$4,372,261	16.8%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
(b) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts. The Company's delinquency ratio continues to be calculated using the end of period delinquent principal over 60 days. Refer to Item 2-"Selected Financial Data" for details on delinquent principal over 60 days and related delinquency ratios.

In addition, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$470,674	1.8%	$666,926	2.6%
TDR	1,346,148	5.2%	1,390,373	5.4%
Total nonaccrual principal	$1,816,822	7.0%	$2,057,299	7.9%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
All of the Company's receivables from dealers were current as of March 31, 2018 and December 31, 2017.
Credit Loss Experience
The following is a summary of net losses and repossession activity on finance receivables held for investment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal outstanding at period end	$26,025,703	$27,285,930
Average principal outstanding during the period	$25,952,272	$27,310,224
Number of receivables outstanding at period end	1,717,403	1,731,011
Average number of receivables outstanding during the period	1,704,781	1,715,874
Number of repossessions (a)	77,763	80,734
Number of repossessions as a percent of average number of receivables outstanding	18.2%	18.8%
Net losses	$537,364	$599,286
Net losses as a percent of average principal amount outstanding	8.3%	8.8%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
There were no charge-offs on the Company's receivables from dealers for the three months ended March 31, 2018 and 2017.
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

At the time a deferral is granted, all delinquent amounts may be deferred or paid. This may result in the classification of the loan as current and therefore not considered a delinquent account. However, there are other instances when a deferral is granted but the loan is not brought completely current, such as when the account days past due is greater than the deferment period granted. Such accounts are aged based on the timely payment of future installments in the same manner as any other account. Historically, the majority of deferrals are approved for borrowers who are either 31-60 or 61-90 days delinquent, and these borrowers are typically reported as current after deferral. A customer is limited to one deferral each six months, and if a customer receives two or more deferrals over the life of the loan, the loan will advance to a TDR designation.
The following is a summary of deferrals on the Company's retail installment contracts held for investment as of the dates indicated:

	March 31, 2018		December 31, 2017
	(Dollar amounts in thousands)
Never deferred	$16,797,115	64.5%	$16,407,960	63.1%
Deferred once	4,513,884	17.3%	4,724,987	18.2%
Deferred twice	2,076,899	8.0%	2,168,424	8.3%
Deferred 3 - 4 times	2,564,239	9.9%	2,614,421	10.1%
Deferred greater than 4 times	73,566	0.3%	70,740	0.3%
Total	$26,025,703		$25,986,532
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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the Company's allowance for credit losses are also impacted. The change to the Company’s servicing practices (i.e., aging reflective partial payments) did not have a significant impact to delinquencies, deferral strategies period over period, amount or timing of the recognition of credit losses or allowance for loan losses.

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
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest when the account becomes past due more than 60 days. For loans on nonaccrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of those loans should also be placed on a cost recovery basis. For TDR loans on nonaccrual status, the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on cost recovery basis, the Company returns to accrual when a sustained period of repayment performance has been achieved (typically defined as six months). The impact to interest income of TDR loans that were on cost recovery which moved back to accrual, was insignificant as of March 31, 2018 and December 31, 2017.

While the Company's nonaccrual designation remains consistent at more than 60 days past due, the Company continuously assesses TDR collection performance. The recognition of interest income on impaired loans (such as TDR loans) is based on an expectation of whether the contractually due interest income is reasonably assured of collection. Prior to January 1, 2017, the collection performance of TDR loans supported classifying TDRs as nonaccrual only when past due more than 60 days, regardless of delinquency status at the time of the TDR event. However, the Company noted emerging trends related to recent TDR vintage performance that caused the Company to review whether collection of interest income was reasonably assured for certain TDRs. Accordingly, beginning January 1, 2017, based on observed TDR performance, the Company places certain additional TDRs on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured; and at the latest, when the account becomes past due more than 60 days. The Company believes repayment under the revised terms is not reasonably assured for a retail installment contract that is already on nonaccrual (i.e., more than 60 days past due) and has received a modification or deferment that qualifies for a TDR event. In addition, any TDR that subsequently receives a third deferral is placed on nonaccrual status. Further, the Company has determined that certain of these loans should also be placed on a cost recovery basis. If the portfolio of TDRs with these characteristics continues to grow, this change would affect the magnitude of interest income to be recognized in the future.

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
The following is a summary of the principal balance as of March 31, 2018 and December 31, 2017 of loans that have received these modifications and concessions:

	March 31, 2018	December 31, 2017
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$2,718,053	$2,864,363
Bankruptcy-related accounts	68,909	77,992
Extension of maturity date	24,438	25,332
Interest rate reduction	56,199	56,764
Max buy rate and fair lending (b)	3,451,099	3,067,624
Other	164,937	176,838
Total modified loans	$6,483,635	$6,268,913
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
A summary of the Company's recorded investment in TDRs as of the dates indicated is as follows:

	March 31, 2018	December 31, 2017
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment (a)	$5,978,182	$6,261,432
Impairment	(1,595,465)	(1,731,320)
Outstanding recorded investment, net of impairment	$4,382,717	$4,530,112

(a) As of March 31, 2018, the outstanding recorded investment excludes $68.1 million of collateral-dependent bankruptcy TDRs that has been written down by $31.1 million to fair value less cost to sell. As of December 31, 2017, the outstanding recorded investment excludes $64.7 million of collateral-dependent bankruptcy TDRs that has been written down by$29.2 million to fair value less cost to sell.
A summary of the Company's delinquent TDRs as of the dates indicated is as follows:

	March 31, 2018	December 31, 2017
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal 30-59 days past due	$1,097,661	$1,332,239
Delinquent principal over 59 days	576,396	818,938
Total delinquent TDRs	$1,674,057	$2,151,177
(a) Interest is accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts. The Company's delinquency ratio continues to be calculated using the end of period delinquent principal over 60 days. Refer to Part I, Item 2 -"Selected Financial Data" for details on delinquent principal over 60 days and related delinquency ratios.

Within the total non-accrual principal in the "Delinquencies" section above, as of March 31, 2018 and December 31, 2017, the Company had $1,346,148 and $1,390,373 of TDRs on nonaccrual status respectively, of which $942,890 and $790,461 of TDRs as of March 31, 2018 and December 31, 2017 followed cost recovery basis respectively. The remaining nonaccrual TDR loans follow cash basis of accounting. Out of the total TDRs on cost recovery basis, $832,066 and $652,679 of TDRs were less than 60 days past due as of March 31, 2018 and December 31, 2017 respectively. The Company applied $99,860 and $56,740 of interest received, on these loans, towards recorded investment (as compared to interest income), in accordance with cost recovery method as of March 31, 2018 and December 31, 2017 respectively.

As of March 31, 2018, and December 31, 2017, the Company did not have any dealer loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Balance — beginning of period	$6,261,432	$5,637,792
New TDRs	582,664	866,278
Charge-offs	(545,436)	(482,925)
Paydowns	(321,366)	(231,729)
Other transfers	888	2,686
Balance — end of period	$5,978,182	$5,792,102
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
The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,998,768	$6,261,894
TDR - Impairment	1,595,465	1,731,320
TDR - Allowance ratio	26.6%	27.6%

Non-TDR - Unpaid principal balance	$19,987,763	$19,681,394
Non-TDR - Allowance	1,586,557	1,529,815
Non-TDR Allowance ratio	7.9%	7.8%

Total - Unpaid principal balance	$25,986,531	$25,943,288
Total - Allowance	3,182,022	3,261,135
Total - Allowance ratio	12.2%	12.6%

The allowance ratio for TDR retail installment contracts decreased from December 31, 2017 to March 31, 2018. The decrease in the TDR allowance ratio is primarily driven by the non-accrual of interest income for certain TDR loans which is offset in the impairment as it reduces the carrying value of TDR loans.
Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $6.7 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the three months ended March 31, 2018, the Company completed on-balance sheet funding transactions totaling approximately $3.8 billion, including:

•	a securitization on the Company's SDART platform for $1.1 billion;

•	issuance of a retained bonds on the Company's SDART platform for $92 million;

•	a securitization on the Company's DRIVE, deeper subprime platform, for $880 million;

•	issuance of a retained bond on the Company's DRIVE platform for $58 million;

•	one private amortizing lease facility for $650 million; and

•	one lease securitization on our SRT Platform for $1 billion.
The Company also completed $1.5 billion in asset sales to Santander.
In addition, the Company completed another on-balance sheet securitization on the SDART platform for approximately $1.1 billion in April 2018.
As of March 31, 2018 and December 31, 2017, the Company's debt consisted of the following:

	March 31, 2018	December 31, 2017
Third - party revolving credit facilities	$5,294,358	$4,848,316
Related - party revolving credit facilities	3,148,194	3,754,223
Total revolving credit facilities	8,442,552	8,602,539

Public securitizations	15,943,174	14,993,258
Privately issued amortizing notes	6,919,433	7,564,637
Total secured structured financings	22,862,607	22,557,895
Total debt	$31,305,159	$31,160,434
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has two credit facilities with seven banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of March 31, 2018 and December 31, 2017, there was an outstanding balance of $2.1 billion and $2.0 billion, respectively, on these facilities in aggregate. These facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facilities
The Company obtains financing through four investment management agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of March 31, 2018 and December 31, 2017, there was an outstanding balance of $710 million and $744 million, respectively, under these repurchase facilities.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company's debt with these affiliated entities consisted of the following:

	As of March 31, 2018 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	$30,000	$1,000,000	$166,444	$610,000
Line of credit	Santander-NY	114,200	750,000	498,973	750,000
Line of credit	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$3,144,200	$7,750,000

	As of March 31, 2017 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	1,900,000	$3,000,000	2,800,000	3,000,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of credit	SHUSA	—	3,000,000	270,000	750,000
		$2,850,000	$6,950,000
Through SHUSA, Santander provides the Company with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. Santander, through its New York branch, provides the Company with $1.75 billion of long-term committed revolving credit facilities. The $1.75 billion of long-term committed revolving credit facilities is composed of a $1 billion facility that permits unsecured borrowing but is generally collateralized by retained residuals and $750 million facility that is securitized by prime retail installment loans. Both facilities have current maturity dates of December 31, 2018.

SHUSA provides the Company with $3.0 billion of term promissory notes with maturities ranging from March 2019 to December 2022.
Under an agreement with Santander, the Company pays a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee is paid against each month's ending balance. The guarantee fee only applies to additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. The Company recognized guarantee fee expense of $2.0 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.
The Company also has derivative financial instruments with Santander and affiliates as counterparty with outstanding notional amounts of $2.5 billion and $3.7 billion at March 31, 2018 and December 31, 2017, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $12 million and $2 million at March 31, 2018 and December 31, 2017, respectively. Interest on these agreements includes amounts totaling $229 thousand and $29 thousand for the three months ended March 31, 2018 and 2017, respectively.
Secured Structured Financings
The Company's secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. The Company has completed five securitizations year-to-date in 2018 and currently has 34 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion.
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

	Three Months Ended March 31,
	2018	2017
	(Dollar amounts in thousands)
Net cash provided by operating activities	$1,835,235	$1,464,010
Net cash used in investing activities	(1,528,057)	(1,165,288)
Net cash provided by financing activities	125,539	151,361
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $0.4 billion from the three months ended March 31, 2017 to the three months ended March 31, 2018, mainly due to the lower provision for credit losses of $176 million and higher proceeds of $578 million from assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $0.4 billion from the three months ended March 31, 2017 to the three months ended March 31, 2018, primarily due to the increase of $0.5 billion lease vehicle purchases, offset by increase of $0.3 billion in proceeds from sale of lease vehicles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $26 million from the three months ended March 31, 2017 to the three months ended March 31, 2018, primarily due to the dividend payment of $18 million.
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
The following table summarizes the Company's contractual obligations as of March 31, 2018:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,654	$25,934	$24,982	$41,547	$105,117
Notes payable - revolving facilities	1,685,198	4,953,360	1,800,000	—	8,438,558
Notes payable - secured structured financings	481,731	7,219,786	10,866,345	4,353,581	22,921,443
Contractual interest on debt	720,061	754,547	208,469	—	1,683,077
	$2,899,644	$12,953,627	$12,899,796	$4,395,128	$33,148,195

Risk Management Framework

The Company's risk management framework is overseen by its board of directors, its Risk Committee (RC), its management committees, its executive management team, an independent risk management function, an internal audit function and all of its associates. The RC, along with the Company's full board of directors, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company's risk profile. The Company's primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding the Company's risk management framework, please refer to the Risk Management Framework section of the Company's 2017 Annual Report on Form 10-K.

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
The Company's Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company's asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to manage its desired outcome. As of March 31, 2018, the notional value of the Company's interest rate swap agreements was $6.8 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of March 31, 2018 the notional value of the Company’s interest rate cap agreements was $21.7 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of March 31, 2018, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's net interest income by $7 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of March 31, 2018, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's MVE by $72 million.
Collateral Risk
The Company's lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company's residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the first quarter of 2018, approximately 86% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of March 31, 2018, it had thirteen);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of March 31, 2018, Santander and affiliates provided 10% of its funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of March 31, 2018, the highest single lender's commitment was 22%);

•
that no more than 35% of the Company's debt mature in the next six months and no more than 65% of the Company's debt mature in the next twelve months (as of March 31, 2018, 0% and 32% of the Company's debt is scheduled to mature in the next six and twelve months, respectively); and

•
that the Company maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company's expected peak usage over the following twelve months (as of March 31, 2018, the Company had twelve-month rolling unused capacity of $11.5 billion).

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
The Company has established a qualified like-kind exchange program to defer tax liability on gains on sale of vehicle assets at lease termination. If the Company does not meet the safe harbor requirements of IRS Revenue Procedure 2003-39, the Company may be subject to large, unexpected tax liabilities, thereby generating immediate liquidity needs. The Company believes that its compliance monitoring policies and procedures are adequate to enable the Company to remain in compliance with the program requirements. The Tax Cuts and Jobs Act permanently eliminated the ability to exchange personal property after January 1, 2018, which will result in the like-kind exchange program being discontinued in 2018.
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
Critical Accounting Estimates
Accounting policies are integral to understanding the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with U.S. GAAP. There have been no material changes in the Company's critical accounting estimates from those disclosed in Item 7 of the 2017 Annual Report on Form 10-K.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analyses to validate the accuracy and completeness of the financial results impacted by the control deficiencies including the validation of data underlying key financial models and the addition of substantive logic inspection, fluctuation analysis and testing procedures. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. As a result, management concluded the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with U.S. GAAP.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2018, as a result of material weaknesses in the following areas:

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

3. Identification, Governance, and Monitoring of Models Used to Estimate Accretion

Various deficiencies were identified in the accretion process related to review, monitoring and governance processes over models that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over completeness and accuracy of data, inputs, calculation and assumptions in models and spreadsheets used for estimating accretion were not effective, and management did not adequately challenge significant assumptions.

•	Review and approval controls over the development of new models to estimate accretion and related model changes were ineffective.

•	Adequate and comprehensive performance monitoring over related model output results was not performed, and we did not maintain adequate model documentation.

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

•	Implemented improved controls over the development of new models or changes to models used to estimate credit loss allowance.

•	Implemented enhanced on-going performance monitoring procedures.

•	Developed comprehensive model documentation.

•	Enhanced the Company’s communication on related issues with its senior leadership team and the Board, including the Risk Committee and the Audit Committee.

•	Increased resources dedicated to the analysis, review and documentation to ensure compliance with U.S. GAAP and the Company’s policy.

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

•	Implemented a comprehensive plan to review controls over data, inputs and assumptions used in the models.

•	Strengthened review controls and change management procedures over the models used to estimate accretion.

•	Increased accounting resources with qualified, permanent resources to ensure an adequate level of review and execution of control activities.

While progress has been made to remediate all of these areas, as of March 31, 2018, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference should be made to Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for information regarding legal proceedings in which the Company is involved, which supplements the discussion of legal proceedings set forth in Note 11 to the Condensed Consolidated Financial Statements of the 2017 Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A “Risk Factors” in the 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
(Amounts presented as actuals)

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

The following activities are disclosed in response to Section 13(r) with respect to Santander UK and certain other affiliates of Santander (collectively, the Group). During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander U.K. on these accounts in the first quarter of 2018 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two U.K. nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first quarter of 2018. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the first quarter of 2018.

In addition, on September 6, 2017, Santander Brasil received a payment order in an amount of €1,603 in favor of a Brazilian recipient from an entity based in Turkey. Upon receipt of the supporting documentation, Santander Brasil became aware of the fact that the ultimate payer was actually Iran Water and Electrical Equipments Engineering Co., an entity based in Iran and controlled by the Iranian government. Santander Brasil therefore declined to process the transaction. The intended recipient of the funds obtained an order from the Court of Justice of the State of São Paulo (Tribunal de Justiça Estado de São Paulo) requiring Santander Brasil to process the payment. Santander Brasil complied with the court order and processed the payment accordingly. Revenues and profits generated by Santander Brasil on this transaction were negligible relative to the overall profits of Santander.

The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the period ended March 31, 2018, which were negligible relative to the overall revenues and profits of Santander. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1*	Offer Letter, by and among Joshua Baer and Santander Consumer USA Holdings, Inc. and Santander Consumer USA Inc., dated February 23, 2018. #
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement

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
Name: Scott Powell
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott Powell	President and Chief Executive Officer	May 2, 2018
Scott Powell	(Principal Executive Officer)
/s/ Juan Carlos Alvarez de Soto	Chief Financial Officer	May 2, 2018
Juan Carlos Alvarez de Soto	(Principal Financial and Accounting Officer)