Form 10-Q
period 2018-06-30
Santander Consumer USA Holdings Inc.
filed 2018-07-31
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock ($0.01 par value)	361,571,576 shares

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

•
the Company's agreement with FCA may not result in currently anticipated levels of growth and is subject to performance conditions that could result in termination of the agreement, and is subject to an option giving FCA the right to acquire an equity participation in the Chrysler Capital portion of the Company's business;

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

2017 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
ABS	Asset-backed securities
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year master private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECOA	Equal Credit Opportunity Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection

IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	Risk Committee
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC , a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents - $10,255 and $106,295 held at affiliates, respectively	$319,688	$527,805
Finance receivables held for sale, net	1,246,732	2,210,421
Finance receivables held for investment, net	24,096,770	22,427,769
Restricted cash - $1,786 and $2,529 held at affiliates, respectively	2,125,410	2,553,902
Accrued interest receivable	286,164	326,640
Leased vehicles, net	11,729,482	10,160,327
Furniture and equipment, net of accumulated depreciation of $63,155 and $55,525, respectively	64,599	69,609
Federal, state and other income taxes receivable	100,517	95,060
Related party taxes receivable	467	467
Goodwill	74,056	74,056
Intangible assets, net of amortization of $47,558 and $36,616, respectively	31,613	29,734
Due from affiliates	35,398	33,270
Other assets	1,062,240	913,244
Total assets	$41,173,136	$39,422,304
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$4,502,823	$4,848,316
Notes payable — secured structured financings	24,300,820	22,557,895
Notes payable — related party	3,125,963	3,754,223
Accrued interest payable	43,882	38,529
Accounts payable and accrued expenses	470,439	429,531
Deferred tax liabilities, net	1,079,557	897,121
Due to affiliates	154,192	82,382
Other liabilities	449,726	333,806
Total liabilities	34,127,402	32,941,803
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
361,660,985 and 360,779,465 shares issued and 361,408,983 and 360,527,463 shares outstanding, respectively	3,614	3,605
Additional paid-in capital	1,693,896	1,681,558
Accumulated other comprehensive income, net	62,449	44,262
Retained earnings	5,285,775	4,751,076
Total stockholders’ equity	7,045,734	6,480,501
Total liabilities and equity	$41,173,136	$39,422,304

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit were as follows:

	June 30, 2018	December 31, 2017
Assets
Restricted cash	$1,657,399	$1,995,557
Finance receivables held for sale, net	63,941	1,106,393
Finance receivables held for investment, net	23,109,528	21,715,365
Leased vehicles, net	11,729,482	10,160,327
Various other assets	701,267	733,123
Total assets	$37,261,617	$35,710,765
Liabilities
Notes payable	$29,514,923	$28,467,942
Various other liabilities	221,065	197,969
Total liabilities	$29,735,988	$28,665,911

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest on finance receivables and loans	$1,156,536	$1,232,252	$2,270,673	$2,441,438
Leased vehicle income	537,897	429,264	1,042,175	847,497
Other finance and interest income	8,494	5,205	15,631	9,030
Total finance and other interest income	1,702,927	1,666,721	3,328,479	3,297,965
Interest expense — Including $43,640, $36,791, $85,673 and $74,515 to affiliates, respectively	273,953	233,371	514,981	460,460
Leased vehicle expense	360,335	298,224	719,018	588,395
Net finance and other interest income	1,068,639	1,135,126	2,094,480	2,249,110
Provision for credit losses	352,575	520,555	811,570	1,155,568
Net finance and other interest income after provision for credit losses	716,064	614,571	1,282,910	1,093,542
Profit sharing	12,853	8,443	17,230	16,388
Net finance and other interest income after provision for credit losses and profit sharing	703,211	606,128	1,265,680	1,077,154
Investment losses, net — Including $3,177, $3,461, $20,080 and $6,180 from affiliates, respectively	(82,634)	(99,522)	(169,154)	(175,921)
Servicing fee income — Including $11,375, $2,625, $21,447 and $5,888 from affiliates, respectively	27,538	31,953	53,720	63,637
Fees, commissions, and other — Including $398, $380 and $769 and $605 from affiliates, respectively	77,480	91,964	162,871	192,159
Total other income	22,384	24,395	47,437	79,875
Compensation expense	118,598	127,894	240,603	264,156
Repossession expense	63,660	67,269	135,741	138,568
Other operating costs — Including $3,111, $22,721, $4,273 and $44,365 to affiliates, respectively	94,692	87,252	188,518	184,769
Total operating expenses	276,950	282,415	564,862	587,493
Income before income taxes	448,645	348,108	748,255	569,536
Income tax expense	114,004	83,433	171,315	161,434
Net income	$334,641	$264,675	$576,940	$408,102

Net income	$334,641	$264,675	$576,940	$408,102
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $79, $(4,231), $2,981 and $96, respectively	(762)	(7,644)	12,038	(399)
Comprehensive income	$333,879	$257,031	$588,978	$407,703
Net income per common share (basic)	$0.93	$0.74	$1.60	$1.14
Net income per common share (diluted)	$0.92	$0.74	$1.59	$1.13
Dividend declared per common share	$0.05	$—	$0.10	$—
Weighted average common shares (basic)	361,268,112	359,461,407	360,987,233	359,284,213
Weighted average common shares (diluted)	362,057,614	359,828,690	361,829,283	359,928,003

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2017	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
Cumulative-effect adjustment upon adoption of ASU 2016-09	—	—	1,439	—	25,113	26,552
Stock issued in connection with employee incentive compensation plans	631	6	1,771	—	—	1,777
Stock-based compensation expense	—	—	4,084	—	—	4,084
Tax sharing with affiliate	—	—	(2)	—	—	(2)
Net income	—	—	—	—	408,102	408,102
Other comprehensive income (loss), net of taxes	—	—	—	(399)	—	(399)
Balance — June 30, 2017	359,539	$3,595	$1,664,903	$27,860	$3,982,375	$5,678,733

Balance — January 1, 2018	360,527	$3,605	$1,681,558	$44,262	$4,751,076	$6,480,501
Cumulative-effect adjustment upon adoption of ASU 2018-02 (Note 1)	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	882	9	2,813	—	—	2,822
Stock-based compensation expense	—	—	5,794	—	—	5,794
Dividends	—	—	—	—	(36,092)	(36,092)
Tax sharing with affiliate	—	—	3,731	—	—	3,731
Net income	—	—	—	—	576,940	576,940
Other comprehensive income (loss), net of taxes	—	—	—	12,038	—	12,038
Balance — June 30, 2018	361,409	$3,614	$1,693,896	$62,449	$5,285,775	$7,045,734

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$576,940	$408,102
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(10,199)	(615)
Provision for credit losses	811,570	1,155,568
Depreciation and amortization	775,849	643,365
Accretion of discount	(91,856)	(134,103)
Originations and purchases of receivables held for sale	(1,837,463)	(1,709,053)
Proceeds from sales of and collections on receivables held for sale	2,766,700	1,624,515
Change in revolving personal loans, net	(72,922)	(78,697)
Investment losses, net	169,154	175,921
Stock-based compensation	5,794	4,084
Deferred tax expense	177,046	168,407
Changes in assets and liabilities:
Accrued interest receivable	16,231	23,723
Accounts receivable	12,100	(8,904)
Federal income tax and other taxes	(5,465)	(9,312)
Other assets	(69,117)	(15,809)
Accrued interest payable	7,477	(2,954)
Other liabilities	115,943	(48,221)
Due to/from affiliates	65,265	19,787
Net cash provided by operating activities	3,413,047	2,215,804
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(7,783,649)	(6,189,385)
Purchases of portfolios of finance receivables held for investment	(116,458)	(152,208)
Collections on finance receivables held for investment	5,437,414	5,167,574
Proceeds from sale of loans held for investment	—	412
Leased vehicles purchased	(4,764,841)	(3,042,480)
Manufacturer incentives received	445,266	556,860
Proceeds from sale of leased vehicles	1,959,866	1,282,533
Change in revolving personal loans, net	59,350	39,322
Purchases of furniture and equipment	(4,220)	(11,623)
Sales of furniture and equipment	74	230
Other investing activities	(6,578)	(4,160)
Net cash used in investing activities	(4,773,776)	(2,352,925)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	8,651,828	9,335,625
Payments on notes payable related to secured structured financings	(6,924,281)	(7,206,766)
Proceeds from unsecured notes payable	—	5,515,000
Payments on unsecured notes payable	—	(4,885,577)
Proceeds from notes payable	14,060,698	11,380,056
Payments on notes payable	(15,033,991)	(13,824,855)
Proceeds from stock option exercises, gross	5,958	4,450
Dividends paid	(36,092)	—
Net cash provided by financing activities	724,120	317,933
Net increase (decrease) in cash and cash equivalents and restricted cash	(636,609)	180,812
Cash and cash equivalent and restricted cash — Beginning of period	3,081,707	2,917,479
Cash and cash equivalents and restricted cash — End of period	$2,445,098	$3,098,291
Supplemental cash flow information:
Cash and cash equivalents	$319,688	$341,412
Restricted cash	2,125,410	2,756,879
Total cash and cash equivalents and restricted cash	$2,445,098	$3,098,291
Noncash investing and financing transactions:
Transfer of notes payable between secured and unsecured notes payable	$300,000	$495,991
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
Since May 1, 2013, under the terms of a ten-year private label financing agreement (the Chrysler Agreement) with FCA, the Company has been FCA's preferred provider for consumer loans and leases and Dealer Loans. Under the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as Dealer Loans for inventory, construction, real estate, working capital and revolving lines of credit. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers as well as Dealer Loans.

On June 1, 2018, the Company announced that is in exploratory discussions with FCA regarding the future of FCA’s U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. The likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined. On July 11, 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it provides personal loans, private-label revolving lines of credit and other consumer finance products.
As of June 30, 2018, the Company was owned approximately 68.0% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander), and approximately 32.0% by other shareholders.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2017 Annual Report on Form 10-K.
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

•
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company elected to early adopt this standard as of January 1, 2018 and reclassified $6,149 stranded income tax effects from accumulated other comprehensive income to retained earnings.

The adoption of the following ASUs did not have an impact on the Company's business, financial position or results of operations.

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

•	ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118

•	ASU 2018-06, Codification Improvements to Topic 942, Financial Services—Depository and Lending
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

•
ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

•	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Retail installment contracts acquired individually (a)	$24,039,237	$22,362,509
Purchased receivables	22,678	27,839
Receivables from dealers	15,042	15,623
Personal loans	3,038	4,459
Capital lease receivables (Note 3)	16,775	17,339
Finance receivables held for investment, net	$24,096,770	$22,427,769
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As at June 30, 2018 and December 31, 2017, $17,182 and $22,124 of loans were recorded at fair value (Note 13).
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,414,617	$5,958,564	$15,200	$4,016
Credit loss allowance - specific	—	(1,496,580)	—	—
Credit loss allowance - collective	(1,641,214)	—	(158)	(1,116)
Discount	(212,484)	(58,265)	—	—
Capitalized origination costs and fees	69,151	5,448	—	138
Net carrying balance	$19,630,070	$4,409,167	$15,042	$3,038

	December 31, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$19,681,394	$6,261,894	$15,787	$6,887
Credit loss allowance - specific	—	(1,731,320)	—	—
Credit loss allowance - collective	(1,529,815)	—	(164)	(2,565)
Discount	(309,191)	(74,832)	—	(1)
Capitalized origination costs and fees	58,638	5,741	—	138
Net carrying balance	$17,901,026	$4,461,483	$15,623	$4,459

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $527,763 and $641,003 of the unpaid principal balance represented fleet contracts with commercial borrowers as of June 30, 2018 and December 31, 2017, respectively.
During the six months ended June 30, 2018 and 2017, the Company originated $4,689,784 and $3,389,700, respectively, in Chrysler Capital loans which represented 49% and 43%, respectively, of the total retail installment contract originations (unpaid principal balance). As of June 30, 2018 and December 31, 2017, the Company's carrying value of auto retail installment contract portfolio consisted of $7,987,546 and $8,234,653, respectively, of Chrysler Capital loans which represents 33% and 37%, respectively, of the Company's carrying value of auto retail installment contract portfolio.
As of June 30, 2018, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (12%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Outstanding balance	$35,750	$43,474
Outstanding recorded investment, net of impairment	22,845	28,069
Changes in accretable yield on the Company’s purchased receivables portfolios for the periods indicated were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance — beginning of period	$18,446	$97,946	$19,464	$107,041
Accretion of accretable yield	(2,245)	(10,303)	(5,085)	(21,447)
Reclassifications from (to) nonaccretable difference (a)	2,167	351	3,989	2,400
Balance — end of period	$18,368	$87,994	$18,368	$87,994
(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
During the three and six months ended June 30, 2018 and 2017, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended June 30, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $72,963 and $74,405, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $115,959 and $226,613, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of June 30, 2018, borrowers on these dealer receivables are located in Virginia (63%), New York (27%) and Missouri (10%).

Held For Sale
The carrying value of the Company's finance receivables held for sale, net is comprised of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Retail installment contracts acquired individually	$290,277	$1,148,332
Personal loans	956,455	1,062,089
Finance receivables held for sale, net	$1,246,732	$2,210,421
Sales of retail installment contracts and proceeds from sales of charged-off assets for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Sales of retail installment contracts to third parties	$—	$30,000	$—	$260,568
Sale of retail installment contracts to affiliates	1,156,060	536,309	2,631,313	1,236,331
Proceeds from sales of charged-off assets to third parties	16,638	27,449	34,875	48,792

The Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and/or serviced as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Serviced balance of retail installment contracts and leases	$5,089,007	$5,771,085

3.	Leases
The Company originates operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Leased vehicles	$15,874,839	$14,285,769
Less: accumulated depreciation	(3,039,121)	(3,110,167)
Depreciated net capitalized cost	12,835,718	11,175,602
Manufacturer subvention payments, net of accretion	(1,152,082)	(1,042,477)
Origination fees and other costs	45,846	27,202
Net book value	$11,729,482	$10,160,327

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2018:

Remainder of 2018	$1,054,424
2019	1,658,331
2020	978,411
2021	164,984
2022	3,664
Thereafter	—
Total	$3,859,814
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Gross investment in capital leases	$24,273	$27,234
Origination fees and other	157	124
Less: unearned income	(4,073)	(4,377)
Net investment in capital leases before allowance	20,357	22,981
Less: allowance for lease losses	(3,582)	(5,642)
Net investment in capital leases	$16,775	$17,339

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of June 30, 2018:

Remainder of 2018	$4,705
2019	6,975
2020	5,392
2021	3,773
2022	2,941
Thereafter	487
Total	$24,273

4.	Credit Loss Allowance and Credit Quality
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of June 30, 2018 and 2017, the credit loss allowance for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired retail installment contracts and Dealer Loans for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR			Non-TDR	TDR

Balance — beginning of period	$1,586,557	$1,595,465	$161	$1,714	$1,836,730	$1,604,489	$734	$4,517
Provision for credit losses	242,286	112,144	(3)	(83)	172,990	345,380	(21)	1,166
Charge-offs (a)	(584,296)	(427,079)	—	(695)	(654,613)	(457,102)	—	(1,586)
Recoveries	396,667	216,050	—	180	405,702	193,392	—	265
Balance — end of period	$1,641,214	$1,496,580	$158	$1,116	$1,760,809	$1,686,159	$713	$4,362
(a) For the three months ended June 30, 2018 and June 30, 2017, charge-offs for retail installment contracts acquired individually includes approximately $7 million and $25 million, respectively, for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans

	Non-TDR	TDR			Non-TDR	TDR
Balance — beginning of period	$1,529,815	$1,731,320	$164	$2,565	$1,799,760	$1,611,295	$724	$—
Provision for credit losses	553,007	260,102	(6)	(185)	515,082	632,385	(11)	9,141
Charge-offs (a)	(1,263,735)	(946,661)	—	(1,763)	(1,388,767)	(947,645)	—	(5,218)
Recoveries	822,127	451,819	—	499	834,734	390,124	—	439
Balance — end of period	$1,641,214	$1,496,580	$158	$1,116	$1,760,809	$1,686,159	$713	$4,362
(a) For the six months ended June 30, 2018 and June 30, 2017, charge-offs for retail installment contracts acquired individually includes approximately $14 million and $48 million, respectively, for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance — beginning of period	$5,757	$6,605	$5,642	$9,988
Provision for lease losses	(1,769)	1,040	(1,348)	(1,029)
Charge-offs	(1,760)	(3,081)	(3,141)	(6,760)
Recoveries	1,354	1,803	2,429	4,168
Balance — end of period	$3,582	$6,367	$3,582	$6,367

There was no impairment activity noted for purchased receivable portfolio for the three and six months ended June 30, 2018 and June 30, 2017.

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

The accrual of interest on personal loans continues until the loan is charged off. The unpaid principal balance on personal loans (including revolving personal loans) 90 days or more past due and still accruing totaled $117,815 and $130,034 as of June 30, 2018 and December 31, 2017, respectively.

A summary of delinquencies as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,532,058	$3,108	$2,535,166
Delinquent principal over 59 days (a)	1,149,429	1,981	1,151,410
Total delinquent principal	$3,681,487	$5,089	$3,686,576

	December 31, 2017
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,822,686	$4,992	$2,827,678
Delinquent principal over 59 days (a)	1,541,728	2,855	1,544,583
Total delinquent principal	$4,364,414	$7,847	$4,372,261
(a) Interest is generally accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.

In addition, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$505,399	1.8%	$666,926	2.6%
TDR	1,554,860	5.7%	1,390,373	5.4%
Total nonaccrual principal	$2,060,259	7.5%	$2,057,299	7.9%
(a) Percent of unpaid principal balance of retail installment contracts individually held for investment.

The balances in the above tables reflect total unpaid principal balance rather than net recorded investment before allowance.

As of June 30, 2018 and December 31, 2017, there were no receivables from dealers that were 30 days or more delinquent. As of June 30, 2018 and December 31, 2017, there were $482 and $1,701, respectively, of retail installment contracts held for sale that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of June 30, 2018 and December 31, 2017 was as follows:

FICO® Band	June 30, 2018 (b)	December 31, 2017 (b)
Commercial (a)	1.9%	2.5%
No-FICOs	11.3%	11.2%
<540	21.0%	21.8%
540-599	32.6%	32.0%
600-639	17.8%	17.4%
>640	15.4%	15.1%

(a)No FICO score is obtained on loans to commercial borrowers.
(b)Percentages are based on unpaid principal balance.

Commercial Lending — The Company's risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Note 4 of the 2017 Annual Report on Form 10-K. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Pass	$9,974	$12,276
Special Mention	4,265	5,324
Substandard	434	715
Doubtful	—	—
Loss	—	—
Total (Unpaid principal balance)	$14,673	$18,315

Commercial loan credit quality indicators for receivables from dealers held for investment as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Pass	$15,167	$14,130
Special Mention	33	1,657
Substandard	—	—
Doubtful	—	—
Loss	—	—
Total (Unpaid principal balance)	$15,200	$15,787

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company's TDR balance as of June 30, 2018 and December 31, 2017 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of June 30, 2018 and December 31, 2017, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	Retail Installment Contracts
Outstanding recorded investment (a)	$5,932,209	$6,261,432
Impairment	(1,496,580)	(1,731,320)
Outstanding recorded investment, net of impairment	$4,435,629	$4,530,112
(a) As of June 30, 2018, the outstanding recorded investment excludes $78.3 million of collateral-dependent bankruptcy TDRs that has been written down by $33.2 million to fair value less cost to sell. As of December 31, 2017, the outstanding recorded investment excludes $64.7 million of collateral-dependent bankruptcy TDRs that has been written down by $29.2 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at June 30, 2018 and December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
	Retail Installment Contracts (a)
Principal, 30-59 days past due	$1,202,120	$1,332,239
Delinquent principal over 59 days	599,760	818,938
Total delinquent TDR principal	$1,801,880	$2,151,177
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

A summary of the Company’s TDRs that were placed on nonaccrual status at June 30, 2018 and December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
	Retail Installment Contracts (a)
TDRs on cost recovery method (b)	$1,161,487	$790,461
TDRs on cash basis accounting	393,373	599,912
Total nonaccrual TDR principal	$1,554,860	$1,390,373
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.
(b) Out of the total TDRs on cost recovery method, $1,022,007 and $652,679 of TDRs were less than 60 days past due as of June 30, 2018 and December 31, 2017, respectively. The Company applied $142,523 and $56,740 of interest received, on these loans, towards recorded investment (as compared to interest income), in accordance with cost recovery method as of June 30, 2018 and December 31, 2017, respectively.

Average recorded investment and income recognized on TDR loans are as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$5,978,346	$5,860,748
Interest income recognized	$202,788	$224,810

	Six Months Ended
	June 30, 2018	June 30, 2017
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$6,084,560	$5,786,429
Interest income recognized	$443,999	$485,162
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017
	Retail Installment Contracts
Outstanding recorded investment before TDR	$723,925	$773,629
Outstanding recorded investment after TDR	$725,438	$787,278
Number of contracts (not in thousands)	43,265	44,598

	Six Months Ended
	June 30, 2018	June 30, 2017
	Retail Installment Contracts
Outstanding recorded investment before TDR	$1,308,373	$1,655,328
Outstanding recorded investment after TDR	$1,308,102	$1,653,556
Number of contracts (not in thousands)	77,639	94,097
Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2018 and 2017 are summarized in the following table:

	Three Months Ended
	June 30, 2018	June 30, 2017
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$144,561	$190,467
Number of contracts (not in thousands)	8,707	10,622

	Six Months Ended
	June 30, 2018	June 30, 2017
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$339,826	$402,164
Number of contracts (not in thousands)	20,247	22,516
(a) For TDR modifications and TDR modifications that subsequently defaults, the allowance methodology remains unchanged; however, the transition rates of the TDR loans are adjusted to reflect the respective risks.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2019	$287,484	$500,000	3.56%	$410,567	$24,525
Warehouse line	Various (a)	518,345	1,250,000	3.36%	780,594	5,068
Warehouse line (b)	August 2019	1,832,943	3,900,000	3.86%	2,310,677	10,261
Warehouse line	December 2018	115,100	300,000	4.01%	181,621	855
Warehouse line	October 2019	364,777	1,800,000	4.44%	529,183	180
Repurchase facility (d)	Various (c)	179,934	179,934	3.78%	259,860	17,818
Repurchase facility (d)	July 2018 (e)	92,167	92,167	3.51%	129,440	—
Repurchase facility (d)	September 2018	68,682	68,682	3.56%	92,358	—
Repurchase facility (d)	December 2018	115,307	115,307	3.58%	156,202	—
Warehouse line	November 2019	417,499	1,000,000	3.17%	632,984	8
Warehouse line	October 2019	217,465	400,000	3.45%	328,840	158
Warehouse line	November 2019	78,620	500,000	5.06%	89,182	411
Warehouse line	October 2018	214,500	300,000	3.66%	248,608	333
Total facilities with third parties		4,502,823	10,406,090		6,150,116	59,617
Facilities with Santander and related subsidiaries:
Line of credit (f)	December 2018	—	1,000,000	3.09%	—	—
Promissory Note (g)	December 2022	250,000	250,000	3.95%	—	—
Promissory Note (g)	December 2021	250,000	250,000	3.70%	—	—
Promissory Note (g)	March 2019	300,000	300,000	3.38%	—	—
Promissory Note (g)	October 2020	400,000	400,000	3.10%	—	—
Promissory Note (g)	May 2020	500,000	500,000	3.49%	—	—
Promissory Note (g) (h)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note (g)	August 2021	650,000	650,000	3.44%	—	—
Line of credit (f)	December 2018	122,200	750,000	4.60%	129,268	538
Line of credit (f)	March 2019	—	3,000,000	3.94%	—	—
Total facilities with Santander and related subsidiaries		3,122,200	7,750,000		129,268	538
Total revolving credit facilities		$7,625,023	$18,156,090		$6,279,384	$60,155

(a) One-half of the outstanding balance on this facility matures in March 2019 and remaining balance matures in March 2020.
(b) This line is held exclusively for financing of Chrysler Capital leases.
(c) The maturity of this repurchase facility ranges from July 2018 to September 2018. Approximately 38% of this was matured and settled in July 2018.
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

(e) This repurchase facility was settled on maturity in July 2018.

(f)	These lines are also collateralized by securitization notes payable and residuals retained by the Company.

(g)	As of June 30, 2018 and December 31, 2017, $3,000,000 and $3,000,000, respectively, of the aggregate outstanding balances on these facilities were unsecured.

(h)
In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This was later terminated and the unamortized fair value hedge adjustment as of June 30, 2018 and December 31, 2017 was $3,763 and $4,223, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

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
Through SHUSA, Santander provides the Company with $3,000,000 of committed revolving credit that can be drawn on an unsecured basis. Through its New York branch, Santander provides the Company with $1,750,000 of long-term committed revolving credit facilities. The $1,750,000 of longer-term committed revolving credit facilities is composed of a $1,000,000 facility that permits unsecured borrowing but is generally collateralized by retained residuals and $750,000 facility that is securitized by Prime retail installment loans. The $1,000,000 line of credit was terminated in July 2018 and replaced with a $500,000 line of credit with SHUSA.
Promissory Notes
Through SHUSA, Santander provides the Company with $3,000,000 of promissory notes.

Secured Structured Financings

The following table presents information regarding secured structured financings as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2014 Securitizations	February 2020 - April 2022	$830,449	$6,391,020	1.16% - 1.72%	$995,784	$204,967
2015 Securitizations	April 2021 - January 2023	2,075,021	9,054,732	1.33% - 2.29%	2,634,724	343,060
2016 Securitizations	April 2022 - March 2024	2,694,694	7,462,790	1.63% - 2.80%	3,723,193	321,888
2017 Securitizations	April 2023 - September 2024	5,646,607	9,296,570	1.35% - 2.52%	7,666,331	419,569
2018 Securitizations	December 2022 - October 2025	7,349,419	7,677,570	2.41% - 3.53%	8,811,769	299,108
Public Securitizations (a)		18,596,190	39,882,682		23,831,801	1,588,592
2011 Private issuance	September 2028	153,881	1,700,000	1.46%	277,894	102
2013 Private issuances	August 2021-September 2024	1,391,968	2,044,054	1.28% - 1.38%	2,558,503	5,383
2014 Private issuance	November 2021	52,955	1,239,271	1.10% - 1.40%	136,946	6,649
2015 Private issuances	July 2019 - September 2021	1,413,139	2,305,062	0.88% - 2.80%	460,556	2,986
2016 Private issuances	May 2020 - September 2024	892,712	3,050,000	1.55% - 2.86%	1,410,208	3,113
2017 Private issuances	April 2021 - September 2021	991,766	1,600,000	1.85% - 2.44%	1,215,294	5,992
2018 Private issuance	June 2022 - January 2023	808,209	1,000,002	2.42% - 2.89%	938,604	2,450
Privately issued amortizing notes		5,704,630	12,938,389		6,998,005	26,675
Total secured structured financings		$24,300,820	$52,821,071		$30,829,806	$1,615,267
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company's collateral overages of other issuances.

	December 31, 2017
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2013 Securitizations	January 2019 - March 2021	$418,806	$4,239,700	0.89% - 1.59%	$544,948	$125,696
2014 Securitizations	February 2020 - April 2022	1,150,422	6,391,020	1.16% - 1.72%	1,362,814	210,937
2015 Securitizations	September 2019 - January 2023	2,484,051	9,171,332	1.33% - 2.29%	3,465,671	366,062
2016 Securitizations	April 2022 - March 2024	3,596,822	7,462,790	1.63% - 2.80%	4,798,807	344,899
2017 Securitizations	April 2023 - September 2024	7,343,157	9,535,800	2.01% - 2.52%	9,701,381	422,865
Public Securitizations		14,993,258	36,800,642		19,873,621	1,470,459
2011 Private issuance	September 2028	281,946	1,700,000	1.46%	398,051	20,356
2013 Private issuances	August 2021 - September 2024	2,292,279	2,044,054	1.28% - 1.38%	3,719,148	155,066
2014 Private issuances	March 2018 - November 2021	117,730	1,538,087	1.05% - 1.40%	231,997	9,552
2015 Private issuances	November 2018 - September 2021	2,009,627	2,305,062	0.88% - 4.09%	988,247	55,451
2016 Private issuances	May 2020 - September 2024	1,489,464	3,050,000	1.55% - 2.86%	2,147,988	89,460
2017 Private issuances	April 2021 - September 2021	1,373,591	1,641,079	1.85% - 2.27%	1,747,227	47,415
Privately issued amortizing notes		7,564,637	12,278,282		9,232,658	377,300
Total secured structured financings		$22,557,895	$49,078,924		$29,106,279	$1,847,759

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of June 30, 2018 and December 31, 2017, the Company had private issuances of notes backed by vehicle leases totaling $6,016,507 and $3,710,377, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $8,580 and $8,377 for the three months ended June 30, 2018 and 2017, respectively, and $16,500 and $17,106 for the six months ended June 30, 2018 and 2017, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended June 30, 2018 and 2017 was $172,916 and $132,953, respectively. Total interest expense on secured structured financings for the six months ended June 30, 2018 and 2017 was $323,591 and $257,018, respectively.

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

On-balance sheet variable interest entities
The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of June 30, 2018 and December 31, 2017, the Company was servicing $26,330,533 and $26,250,482, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Assets securitized	$6,511,953	$4,750,103	$13,752,897	$12,396,728

Net proceeds from new securitizations (a)	$4,581,874	$3,485,091	$8,058,196	$9,061,892
Net proceeds from sale of retained bonds	382,022	157,763	593,632	273,733
Cash received for servicing fees (b)	213,900	215,994	429,690	424,917
Net distributions from Trusts (b)	780,834	729,557	1,325,986	1,407,786
Total cash received from Trusts	$5,958,630	$4,588,405	$10,407,504	$11,168,328

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three and six months ended June 30, 2018 the Company sold $1,156,060 and $2,631,313, respectively, of gross retail installment contracts to VIEs in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $3,177 and $20,080, respectively. During the three and six months ended June 30, 2017 the Company sold $536,309 and $1,236,331 respectively, of gross retail installment contracts to VIEs in off-balance securitizations for a loss of $3,461 and $6,180, respectively. The losses are recorded in investment losses, net in the accompanying condensed consolidated statements of income. These transactions were executed under securitization platforms with Santander. Santander, as a majority owned affiliate, holds eligible vertical interest in Notes and Certificates of not less than 5% to comply with the Dodd-Frank Act risk retention rules.
As of June 30, 2018 and December 31, 2017, the Company was servicing $4,927,722 and $3,428,248, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	June 30, 2018	December 31, 2017
SPAIN	$3,967,665	$2,024,016
Total serviced for related parties	3,967,665	2,024,016
Chrysler Capital securitizations	960,057	1,404,232
Total serviced for third parties	960,057	1,404,232
Total serviced for others portfolio	$4,927,722	$3,428,248
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Receivables securitized (a)	$1,156,060	$536,309	$2,631,313	$1,236,331

Net proceeds from new securitizations	$1,160,119	$538,478	$2,634,939	$1,240,797
Cash received for servicing fees	12,616	11,970	20,694	13,368
Total cash received from securitization trusts	$1,172,735	$550,448	$2,655,633	$1,254,165
(a) Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivatives financial instruments such as a) interest rate swaps; b) interest rate caps; and c) the corresponding options written in order to offset the interest rate caps to manage the Company's exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.

In addition, the Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at June 30, 2018 and December 31, 2017.
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at June 30, 2018 and December 31, 2017, are as follows:

	June 30, 2018
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,197,700	$74,110	$74,110	$—
Interest rate swap agreements not designated as hedges	2,613,800	19,596	19,596	—
Interest rate cap agreements	9,207,853	198,933	198,933	—
Options for interest rate cap agreements	9,207,853	(199,131)	—	(199,131)

	December 31, 2017
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,926,900	$45,986	$45,986	$—
Interest rate swap agreements not designated as hedges	1,736,400	9,596	9,596	—
Interest rate cap agreements	10,906,081	103,721	135,830	(32,109)
Options for interest rate cap agreements	10,906,081	(103,659)	32,165	(135,824)

See Note 13 for disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2018 and December 31, 2017:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Received (a)	Net Amount
June 30, 2018
Interest rate swaps - third party (b)	$93,706	$(61,355)	$32,351
Interest rate caps - Santander and affiliates	14,111	(12,240)	1,871
Interest rate caps - third party	184,822	(81,597)	103,225
Total derivatives subject to a master netting arrangement or similar arrangement	292,639	(155,192)	137,447
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$292,639	$(155,192)	$137,447
Total financial assets	$292,639	$(155,192)	$137,447

December 31, 2017
Interest rate swaps - Santander and affiliates	$8,621	$(3,461)	$5,160
Interest rate swaps - third party	46,961	(448)	46,513
Interest rate caps - Santander and affiliates	18,201	(12,240)	5,961
Interest rate caps - third party	149,794	(55,835)	93,959
Total derivatives subject to a master netting arrangement or similar arrangement	223,577	(71,984)	151,593
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$223,577	$(71,984)	$151,593
Total financial assets	$223,577	$(71,984)	$151,593
(a) Cash collateral received is reported in Other liabilities or Due to affiliate, as applicable, in the consolidated balance sheet.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged (a)	Net Amount
June 30, 2018
Back to back - Santander & affiliates	$14,111	$(14,111)	$—
Back to back - third party	185,020	(185,020)	—
Total derivatives subject to a master netting arrangement or similar arrangement	199,131	(199,131)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$199,131	$(199,131)	$—
Total financial liabilities	$199,131	$(199,131)	$—

December 31, 2017
Back to back - Santander & affiliates	18,201	(18,201)	—
Back to back - third party	149,732	(133,540)	16,192
Total derivatives subject to a master netting arrangement or similar arrangement	167,933	(151,741)	16,192
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$167,933	$(151,741)	$16,192
Total financial liabilities	$167,933	$(151,741)	$16,192
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$8,412	$9,095
Total	$—	$8,412	$9,095
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	(22)

	Three Months Ended June 30, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(9,895)	$(2,217)	$(8,859)
Interest rate swap agreements designated as fair value hedges	$1,232	$—	$—
Total	$(8,663)	$(2,217)	$(8,859)

Derivative instruments not designated as hedges
Losses (Gains) recognized in operating expenses	$(272)

	Six Months Ended June 30, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$34,841	$13,672
Total	$—	$34,841	$13,672

Derivative instruments not designated as hedges:
Losses (Gains) recognized in interest expenses	$(9,739)

	Six Months Ended June 30, 2017
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(9,512)	$5,115	$(4,619)
Interest rate swap agreements designated as fair value hedges	$1,232	—	—
Total	$(8,280)	$5,115	$(4,619)

Derivative instruments not designated as hedges:
Losses (Gains) recognized in operating expenses	$426

The Company estimates that approximately $41,548 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	June 30, 2018	December 31, 2017
Vehicles (a)	$254,086	$293,546
Manufacturer subvention payments receivable (b)	163,775	83,910
Upfront fee (b)	72,500	80,000
Derivative assets at fair value (c)	278,528	196,755
Derivative - third party collateral	190,609	149,805
Prepaids	30,459	40,830
Accounts receivable	26,459	38,583
Other	45,824	29,815
Other assets	$1,062,240	$913,244

(a)	Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.

(b)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the Chrysler Agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments. Exercise of the equity option by FCA would be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee should be impaired. FCA has not yet delivered to the Company a notice of intent to exercise its option.

(c)
Derivative assets at fair value represent the gross amount of derivatives presented in the condensed consolidated financial statements. Refer to Note 7 to these Condensed Consolidated Financial Statements for the detail of these amounts.

9.	Income Taxes
The Company recorded income tax expense of $114,004 (25.4% effective tax rate) and $83,433 (24.0% effective tax rate) during the three months ended June 30, 2018 and 2017, respectively. The Company recorded income tax expense of $171,315 (22.9% effective tax rate) and $161,434 (28.3% effective tax rate) during the six months ended June 30, 2018 and 2017, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $467 and $467 at June 30, 2018 and December 31, 2017, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2017 and June 30, 2018, the Company has no earnings that are considered indefinitely reinvested.

During the six months ended June 30, 2018, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard requires entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The Company reclassified $6,149 related to stranded tax effects.

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

The following table summarizes liabilities recorded for commitments and contingencies as of June 30, 2018 and December 31, 2017, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2018	December 31, 2017
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$11,053	$6,580
Agreement with Bank of America	Servicer performance fee	6,996	8,072
Agreement with CBP	Loss-sharing payments	4,977	5,625
Other Contingencies	Consumer arrangements	14,339	6,326
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	112,500	108,800

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $11,053 and $6,580 at June 30, 2018 and December 31, 2017, respectively, related to these obligations.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. The Company did not meet these penetration rates. Also, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. If FCA exercises its purchase option, the Chrysler Agreement were to terminate, or the Company otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to the Company’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of its portfolio, liquidity, funding and growth, and the Company's ability to implement its business strategy could be materially adversely affected.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $6,996 and $8,072 at June 30, 2018 and December 31, 2017, respectively, related to this obligation.
Agreement with CBP
Until May 1, 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $4,977 and $5,625 at June 30, 2018 and December 31, 2017, respectively, related to the loss-sharing obligation.
Other Contingencies

The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $14,339 and $6,326 at June 30, 2018 and December 31, 2017, respectively, for other miscellaneous contingencies.
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

As of June 30, 2018, the Company has accrued aggregate legal and regulatory liabilities of $112,500. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $207,000 as of June 30, 2018. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

•Parmelee Lawsuit: The Company is a defendant in two purported securities class actions lawsuits that were filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. The complaint alleges that the Company violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods. On March 14, 2017, the Company filed a motion to dismiss the lawsuit. On January 3, 2018, the court granted the Company’s motion as to defendant Ismail Dawood (the Company’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, the lead plaintiff filed an unopposed motion for preliminary approval of a class action settlement of the lawsuit for a cash payment of $9,500.

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

•
In October 2014, May 2015, July 2015 and February 2017, the Company received subpoenas and/or Civil Investigative Demands (CIDs) from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. The Company has been informed that these states serve as an executive committee on behalf of a group of 32 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to the Company’s underwriting, securitization, servicing and collection of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the Attorneys General with respect to this matter.

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
Agreements

•Bluestem

◦
The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option. As of June 30, 2018 and December 31, 2017, the total unused credit available to customers was $3.8 billion, and $3.9 billion, respectively. In 2017, the Company purchased $1.2 billion of receivables, out of the $4.0 billion unused credit available to customers as of December 31, 2016. In addition, the Company purchased $263,831 of receivables related to newly opened customer accounts in 2017. During the six months ended June 30, 2018, the Company purchased $0.5 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, the Company purchased $83,842 of receivables related to newly opened customer accounts during the six months ended June 30, 2018.

◦
Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of June 30, 2018 and December 31, 2017, the Company was obligated to purchase $15,667 and $11,539, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, the Company and Bluestem executed an amendment that, among other provisions, increases the profit-sharing percentage retained by the Company, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives Bluestem the right to retain up to 20% of new accounts subsequently originated.

SBNA

◦
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were zero adjustments for the three and six months ended June 30, 2018 and June 30, 2017.

◦
The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated in May 2015. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's consolidated balance sheets. As of June 30, 2018, the balance in the collateral account is zero. In January 2015, the Company additionally agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement for which SBNA and the Company had differing residual value expectations at lease inception. As of June 30, 2018 and December 31, 2017, the Company had a recorded liability of $1,481 and $2,206, respectively, related to the residual losses covered under the agreement.

•Others

◦
Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.

◦
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

◦
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.

◦
In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis . However, any sale more than $275,000 is subject to a market price check. As of June 30, 2018 and December 31, 2017, the remaining aggregate commitment was $78,466 and $98,858, respectively.

Leases

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $2,531 and $5,090 for the three and six months ended June 30, 2018, respectively and $2,728 and $5,467 for the three and six months ended June 30, 2017 respectively. The remaining obligations under lease commitments at June 30, 2018 are as follows:

Years ended December 31,
2018	$6,260
2019	12,817
2020	13,080
2021	12,940
2022	12,282
Thereafter	44,663
Total	$102,042

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and six months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Line of credit agreement with Santander - New York Branch (Note 5)	$5,741	$15,490	$10,108	$38,466
Debt facilities with SHUSA (Note 5)	36,561	20,261	72,407	32,894
Accrued interest for affiliate lines/letters of credit at June 30, 2018 and December 31, 2017, was as follows:

	June 30, 2018	December 31, 2017
Line of credit agreement with Santander - New York Branch (Note 5)	$1,787	$1,435
Debt facilities with SHUSA (Note 5)	18,225	18,670
In August 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,569 and $3,617 for the three and six months ended June 30, 2018, respectively, and $1,370 and $2,948 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had $11,216 and $7,598 of related fees payable to Santander, respectively.
Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of $1,311,693 and $3,734,400 at June 30, 2018 and December 31, 2017, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $3,060 and $1,622 at June 30, 2018 and December 31, 2017, respectively. Interest and mark-to-market adjustments on these agreements totaled $231 and $245 for the three months ended June 30, 2018 and 2017, respectively, and $460 and $216 for the six months ended June 30, 2018 and 2017, respectively.
Lease origination and servicing agreement
•In June 2014, the Company executed a bulk sale of Chrysler Capital automobile leases to SBNA. As part of the sale, the Company retained servicing rights on all of the leases sold to SBNA.
•In addition, during 2014 and until May 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company received an origination fee on all leases originated under this agreement and continues to service these vehicles leases. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases.
Servicing fee income recognized on leases serviced for SBNA totaled $567 and $1,656 for the three months ended June 30, 2018 and 2017, respectively, and $1,348 and $3,049 for the six months ended June 30, 2018 and 2017, respectively.
Other information on the consumer vehicle lease portfolio serviced for SBNA as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Total serviced portfolio	$7,042	$321,629
Origination and servicing fees receivable	113	2,067
Revenue share reimbursement receivable	1,042	1,548

•In June 2014, the Company entered into an indemnification agreement with SBNA whereby the Company indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, the Company established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and the Company, in the case of payments and sale proceeds. As of June 30, 2018 and December 31, 2017, the balance in the collateral account is zero and $18, respectively. The Company recognized zero indemnification expense for the three months ended June 30, 2018 and 2017 and $722 and zero for the six months ended June 30, 2018 and 2017, respectively.

•Also, in January 2015, the Company agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception. At the time of the agreement, the Company established a collateral account held by SBNA to cover the expected losses, as of June 30, 2018 and December 31, 2017, the balance in the collateral account was $1,483 and $2,210, respectively. As of June 30, 2018 and December 31, 2017, the Company had a recorded liability of $1,481 and $2,206 respectively, related to the residual losses covered under the agreement.
Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. In addition, during the three months ended September 30, 2017, the Company sold certain receivables previously acquired with deteriorated credit quality to SBNA. The Company will continue to perform the servicing of these assets.
Servicing fee income recognized under these agreements totaled $756 and $845 for the three months ended June 30, 2018 and 2017, respectively, and $1,795 and $1,770 for the six months ended June 30, 2018 and 2017, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Total serviced portfolio	$447,228	$522,219
Cash collections due to owner	13,478	12,306
Servicing fees receivable	845	943
Dealer Lending
•The Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company origination fee and annual renewal fee for each loan. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of June 30, 2018 and December 31, 2017 for such advances.
Other information related to the above transactions with SBNA as of June 30, 2018 and December 31, 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Origination and renewal fee income from SBNA (a)	$1,232	$640	$2,072	$1,546
Servicing fees expenses charged by SBNA (b)	20	26	39	56
(a) As of June 30, 2018 and December 31, 2017, the Company had origination and renewal fees receivable from SBNA of $608 and $369, respectively.
(b) As of June 30, 2018 and December 31, 2017, the Company had $9 and $9, respectively, of servicing fees payable to SBNA, respectively.
•Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collaterally held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $6,866 and $4,481 related to such originations as of June 30, 2018 and December 31, 2017, respectively.
•The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of June 30, 2018 and December 31, 2017, the unamortized fee balance was $4,500 and $4,950, respectively. The Company recognized $225 and $450 of income related to the referral fee for the three and six months ended June 30, 2018 and 2017, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and six months ended June 30, 2018, the Company facilitated the purchase of $29 million and $53 million of retail installment contacts, respectively. The Company recognized referral fee and servicing fee income of $216 and $388, respectively, for the three and six months ended June 30, 2018 of which $46 is receivable as of June 30, 2018.

In addition, beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated/serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred $154 and $76 for these services during the three months ended June 30, 2018 and 2017, respectively, and $341 and $116 for the six months ended June 30, 2018 and 2017, respectively.
Securitizations
•On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company provides servicing on all loans originated under this arrangement. For the six months ended June 30, 2017, the Company sold $1,236,331 of loans under this MSPA arrangement. The MSPA was amended in early 2018 and under this amended agreement, the Company sold $2,631,313 of prime loans at fair value to Santander for the six months ended June 30, 2018.
Other information on the relating to SPAIN securitization platform for the three and six months ended June 30, 2018 and June 30, 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Servicing fee income	$8,622	$890	$15,822	$890
Loss(Gain) on sale, excluding lower of cost or market adjustments (if any)	3,177	3,461	20,080	6,180
Servicing fee receivable as of June 30, 2018 and December 31, 2017 was $3,421 and $1,848, respectively. The Company had $70,546 and $12,961 of collections due to Santander as of June 30, 2018 and December 31, 2017 respectively.

•Santander Investment Securities Inc. (SIS), an affiliated entity, serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended June 30, 2018 and 2017, totaled $148 and $1,009, respectively, and totaled $858 and $1,159 for the six months ended June 30, 2018 and 2017, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.
CEO and other employee compensation
•On August 28, 2017, the Board of the Company announced that Scott Powell would succeed Jason Kulas as President and CEO, effective immediately. During the six months ended June 30, 2018, the Company accrued $1,713 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.
•In addition, for the six months ended June 30, 2018, the Company owed approximately $193 to SHUSA as Chief Compliance Officer's share of compensation expense based on time allocation between his services to the Company and SHUSA.

•Further, certain other employees of the Company provide services to SHUSA and certain other employees of SHUSA provide services to the Company. For the six months ended June 30, 2018, the Company owed SHUSA approximately $360 and SHUSA owed the Company approximately $340 for such services.

Other related-party transactions

•As of June 30, 2018, Jason Kulas had an equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended June 30, 2018 and 2017, the Company recorded $1,208 and $1,285, respectively, in lease expenses on this property. For the six months ended June 30, 2018 and 2017, the Company recorded $2,402 and $2,560, respectively, in lease expenses on this property. The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended June 30, 2018 and 2017, the Company recorded $41 and $41 respectively, in sublease revenue on this property. For the six months ended June 30, 2018 and 2017, the Company recorded $82 and $82 respectively, in sublease revenue on this property. Future minimum lease payments over the remainder of the 9-year term of the lease, which extends through 2026, total $58,983.

•The Company's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of June 30, 2018 and December 31, 2017, SCI had cash of $10,557 and $106,596, respectively, on deposit with Banco Santander Puerto Rico.

•Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled zero and $21 for the three months ended June 30, 2018 and 2017, respectively, and zero and $42 for the six months ended June 30, 2018 and 2017, respectively.

•Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generate rebates based on purchases made. As of June 30, 2018, the activities associated with the program were insignificant.

•Effective April 1, 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred and paid for totaled $379 and $212 for the three months ended June 30, 2018 and 2017, respectively and $758 and $212 for the six months ended June 30, 2018 and 2017, respectively.

•The Company partners with SHUSA to place Cyber Liability Insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $93 and $78 for the three months ended June 30, 2018 and 2017, respectively and $185 and $156 for the six months ended June 30, 2018 and 2017, respectively. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $163 and $141 for the three months ended June 30, 2018 and 2017, respectively, and $325 and $281 for the six months ended June 30, 2018 and 2017, respectively.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company's common shares.

The calculation of diluted EPS excludes 221,572 and 952,111 employee stock options for the three and six months ended June 30, 2018 and 2017, respectively, as the effect of exercise or settlement of those securities would be anti-dilutive. RSUs of zero for the three and six months ended June 30, 2018 and 479 and 555 for the three and six months ended June 30, 2017, respectively, were excluded from the calculation of diluted EPS as the effect of exercise or settlement of those securities would be anti-dilutive.

The following table represents EPS numbers for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings per common share
Net income	$334,641	$264,675	$576,940	$408,102
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	361,268	359,311	360,987	359,134
Weighted average number of participating restricted common shares outstanding (in thousands)	—	150	—	150
Weighted average number of common shares outstanding (in thousands)	361,268	359,461	360,987	359,284
Earnings per common share	$0.93	$0.74	$1.60	$1.14
Earnings per common share - assuming dilution
Net income	$334,641	$264,675	$576,940	$408,102
Weighted average number of common shares outstanding (in thousands)	361,268	359,461	360,987	359,284
Effect of employee stock-based awards (in thousands)	790	368	842	644
Weighted average number of common shares outstanding - assuming dilution (in thousands)	362,058	359,829	361,829	359,928
Earnings per common share - assuming dilution	$0.92	$0.74	$1.59	$1.13

13.	Fair Value of Financial Instruments
Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that categorizes the inputs to valuation techniques used to measure fair value into three levels as follows:
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2018 and December 31, 2017, and the level within the fair value hierarchy:

	June 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$319,688	$319,688	$319,688	$—	$—
Finance receivables held for investment, net (b)	23,917,404	25,331,074	—	—	25,331,074
Restricted cash (a)	2,125,410	2,125,410	2,125,410	—	—
Total	$26,362,502	$27,776,172	$2,445,098	$—	$25,331,074
Liabilities:
Notes payable — credit facilities (c)	$4,502,823	$4,502,823	$—	$—	$4,502,823
Notes payable — secured structured financings (d)	24,300,820	24,352,684	—	16,462,852	7,889,832
Notes payable — related party (e)	3,125,963	3,068,515	—	—	3,068,515
Total	$31,929,606	$31,924,022	$—	$16,462,852	$15,461,170

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$527,805	$527,805	$527,805	$—	$—
Finance receivables held for investment, net (b)	22,284,068	24,340,739	—	—	24,340,739
Restricted cash (a)	2,553,902	2,553,902	2,553,902	—	—
Total	$25,365,775	$27,422,446	$3,081,707	$—	$24,340,739
Liabilities:
Notes payable — credit facilities (c)	$4,848,316	$4,848,316	$—	$—	$4,848,316
Notes payable — secured structured financings (d)	22,557,895	22,688,381	—	12,275,408	10,412,973
Notes payable — related party (e)	3,754,223	3,754,223	—	—	3,754,223
Total	$31,160,434	$31,290,920	$—	$12,275,408	$19,015,512

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

(b)
Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments are determined as follows:

•
Retail installment contracts held for investment and purchased receivables — The estimated fair value is calculated based on a DCF in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, expected recovery rates, discount rates reflective of the cost of funding, and credit loss expectations.

•
Capital lease receivables — Capital lease receivables are carried at gross investments, net of unearned income and allowance for lease losses. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

•
Receivables from dealers and personal loans held for investment — Receivables from dealers and personal loans held for investment are carried at amortized cost, net of credit loss allowance. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

(c)
Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.

(d)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market observable prices and spreads for the Company's publicly traded debt and market observed prices of similar notes issued by the Company, or recent market transactions involving similar debt with similar credit risks, which are considered level 2 inputs. The estimated fair value of notes payable related to privately issued amortizing notes is calculated based on a combination of credit enhancement review, discounted cash flow analysis and review of market observable spreads for similar liabilities. In conducting this analysis, the Company uses significant unobservable inputs on key assumptions, including historical default rates, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations, which are considered level 3 inputs.

(e)
Notes payable — related party — The carrying amount of floating rate notes payable to a related party is estimated to approximate fair value as the facilities are subject to short-term floating interest rates that approximate rates available to the Company. The fair value premium/discount of the fixed rate promissory notes are derived from changes in the Company's unsecured cost of funds since the time of issuance and weighted average life of these notes.

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and the level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$184,822	$—	$184,822	$—
Due from affiliates — trading interest rate caps (a)	14,111	—	14,111	—
Other assets — cash flow hedging interest rate swaps (a)	74,110	—	74,110	—
Other assets — trading interest rate swaps (a)	19,596	—	19,596	—
Other liabilities — trading options for interest rate caps (a)	185,020	—	185,020	—
Due to affiliates — trading options for interest rate caps (a)	14,111	—	14,111	—
Retail installment contracts acquired individually (b)	17,182	—	—	17,182

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$129,718	$—	$129,718	$—
Due from affiliates — trading interest rate caps (a)	6,112	—	6,112	—
Other assets — cash flow hedging interest rate swaps (a)	39,036	—	39,036	—
Due from affiliates — cash flow hedging interest rate swaps (a)	6,950	—	6,950	—
Other assets — trading interest rate swaps (a)	7,925	—	7,925	—
Due from affiliates — trading interest rate swaps (a)	1,671	—	1,671	—
Other assets — trading options for interest rate caps (a)	20,075	—	20,075	—
Due from affiliates — trading options for interest rate caps (a)	12,090	—	12,090	—
Other liabilities — trading options for interest rate caps (a)	129,712	—	129,712	—
Due to affiliates — trading options for interest rate caps (a)	6,112	—	6,112	—
Other liabilities — trading interest rate caps (a)	20,019	—	20,019	—
Due to affiliates — trading interest rate caps (a)	12,090	—	12,090	—
Retail installment contracts acquired individually (b)	22,124	—	—	22,124

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance — beginning of period	$18,850	$30,652	$22,124	$24,495
Additions / issuances	1,927	6,396	3,276	19,727
Net collection activities	(3,936)	(6,998)	(9,530)	(17,123)
Gains recognized in earnings	341	439	1,312	3,390
Balance — end of period	$17,182	$30,489	$17,182	$30,489

All total return settlement payments were made as of September 30, 2017, and the derivative instrument has been settled. The following table presents the changes in the total return settlement balance, which was classified as Level 3, for the three and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
Balance — beginning of period	$31,123	$30,618
(Gains)/losses recognized in earnings	—	505
Balance — end of period	$31,123	$31,123

The Company did not have any transfers between Levels 1 and 2 during the three and six months ended June 30, 2018 and 2017. There were no amounts transferred into or out of Level 3 during the three and six months ended June 30, 2018 and 2017.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017, and are categorized using the fair value hierarchy:

	Fair Value Measurements at June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the six months ended June 30, 2018
Other assets — vehicles (a)	$254,086	$—	$254,086	$—	$—
Personal loans held for sale (b)	956,455	—	—	956,455	134,688
Retail installment contracts held for sale (c)	290,277	—	—	290,277	15,026
Auto loans impaired due to bankruptcy (d)	162,184	—	162,184		88,812

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2017
Other assets — vehicles (a)	$293,546	$—	$293,546	$—	$—
Personal loans held for sale (b)	1,062,089	—	—	1,062,089	374,374
Retail installment contracts held for sale (c)	1,148,332	—	—	1,148,332	11,686
Auto loans impaired due to bankruptcy (d)	121,578	—	121,578	—	75,194
(a) The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.
(b) The estimated fair value for personal loans held for sale is calculated based on the lower of market participant view and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations. The lower of cost or fair value adjustment for personal loans held for sale includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.
(c) Represents retail installment contract held for sale reserved for future SPAIN transactions. At June 30, 2018, as the SPAIN ABS platform matures with several market executions over the last few quarters, the fair value of these installment contracts are estimated based on contractual pricing methodology used for previous SPAIN transactions. This pricing methodology includes consideration of significant unobservable inputs including investor return expectations (i.e., Yield), expected lifetime cumulative net loss and weighted average life of the retail installment contracts. At December 31, 2017, the estimated fair value was calculated based on a DCF analysis in which the Company used significant unobservable inputs on key assumptions, including expected default rates, prepayment rates, recovery rates, and discount rates reflective of the cost of funds and appropriate rate of returns. The change in methodology did not have a material impact on the fair value mark of the retail installments contacts held for sale.
(d) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices.
Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2018 and December 31, 2017:

Financial Instruments	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$17,182	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$956,455	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%

			Default Rate	30%-40%
			Net Principal Payment Rate	50%-70%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$290,277	Income Approach	Expected Yield	1%-2%
			Expected Lifetime Cumulative Net Loss	4%-6%
			Weighted Average Life	2 - 3 years

Financial Instruments	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$22,124	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,062,089	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-20%

			Default Rate	30%-40%
			Net Principal Payment Rate	50%-70%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$1,148,332	Discounted Cash Flow	Discount Rate	3%-6%
			Default Rate	3%-4%
			Prepayment Rate	15%-20%
			Loss Severity Rate	50%-60%

14.    Employee Benefit Plans
The Company has granted stock options to certain executives, other employees, and independent directors under the Company's 2011 Management Equity Plan (the MEP), which enabled the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015 and the Company will not grant any further awards under the MEP. The Company has granted stock options, restricted stock awards and restricted stock units (RSUs) under the Omnibus Incentive Plan (the Plan), which was established in 2013 and enables the Company to grant awards of cash and of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of the Company's common stock up to a total of 5,192,641 common shares. The Plan was amended and restated as of June 16, 2016.
Stock options granted under the MEP and the Plan have an exercise price based on the estimated fair market value of the Company’s common stock on the grant date. The stock options expire ten years after grant date and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into expense over the vesting period as time and performance vesting conditions are met.
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero and $181 recorded for the three months ended June 30, 2018 and 2017, and zero and $359 for the six months ended June 30, 2018 and 2017, respectively. The Company recognized $5,794 and $4,084 related to stock options and restricted stock units within compensation expense for the six months ended June 30, 2018 and 2017, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	1,695,008	$12.39	4.7	$12,058
Granted	—	—	—	—
Exercised	(518,893)	9.46	—	4,431
Expired	(67,579)	23.63	—	—
Forfeited	(65,398)	23.57	—	—
Options outstanding at June 30, 2018	1,043,138	12.41	3.7	7,689
Options exercisable at June 30, 2018	911,072	$11.25	3.4	$7,536

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Under the Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three or five years and subject to the achievement of certain performance conditions as applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. In addition, the Company grants RSUs to certain officers and employees as part of variable compensation and these RSUs vest over three years. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first stockholder meeting following the grant date. RSUs are valued based upon the fair market value on the date of the grant.

A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the six months ended June 30, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	$650,252	$12.68	1.0	$12,108
Granted	591,215	16.35	—	—
Vested	(491,374)	14.20	—	8,038
Forfeited/canceled	(22,719)	12.74	—	—
Unvested as of June 30, 2018	727,374	14.58	1.5	13,886

15.	Shareholders' Equity
Treasury Stock
The Company had 252,002 shares of treasury stock outstanding, with a cost of $5,370 as of June 30, 2018, and as of December 31, 2017. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the Company. Additionally, 248,848 shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans. The value of the treasury stock is immaterial and included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance, unrealized gains (losses) on cash flow hedges	$63,211	$35,504	$44,262	$28,259
Other comprehensive income (loss) before reclassifications (gross) (a)	7,015	(14,022)	29,934	(4,123)
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	(7,777)	6,378	(11,747)	3,724
Ending balance, unrealized gains (losses) on cash flow hedges	$62,449	$27,860	$62,449	$27,860
(a) Includes impact of accumulated other comprehensive income reclassified to Retained earnings, primarily comprised of $6,149 as a result of the adoption of ASU 2018-02. Refer to Note 1 for further discussion.
Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2018 and 2017 consist of the following:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(9,095)	Interest expense	$8,859	Interest expense
Tax expense (benefit)	1,318		(2,481)
Net of tax	$(7,777)		$6,378

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(13,672)	Interest expense	$4,619	Interest expense
Tax expense (benefit)	1,925		(895)
Net of tax	$(11,747)		$3,724

Dividends
The Company paid a cash dividend of $0.05 per share in May 2018 and has declared a cash dividend of $0.20 per share, to be paid on August 8, 2018, to shareholders of record as of the close of business on August 6, 2018.

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
Investment gains (losses), net was comprised of the following for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gain (loss) on sale of loans and leases	$(2,096)	$(2,179)	$(18,792)	$(13,061)
Lower of cost or market adjustments	(79,215)	(95,683)	(149,714)	(161,804)
Other gains, (losses and impairments), net	(1,323)	(1,660)	(648)	(1,056)
	$(82,634)	$(99,522)	$(169,154)	$(175,921)

The lower of cost or market adjustments for the three and six months ended June 30, 2018 and 2017 included $89,513, $195,287, $107,717, and $224,358 in customer default activity, respectively, and net favorable adjustments of $10,298, $45,573, $12,034, and $62,554 respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q should be read in conjunction with the 2017 Annual Report on Form 10-K and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “SEC Filings.” The Company’s filings with the SEC and other information may also be accessed at the SEC’s website at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of June 30, 2018, approximately 68.0%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to RVs, and marine vehicles. The Consumer Finance segment also includes personal loan and point-of-sale financing operations.
Since May 1, 2013, under terms of the Chrysler Agreement, a ten-year master private-label financing agreement with FCA, the Company has been FCA's preferred provider for consumer loans and leases and Dealer Loans. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. Pursuant to with the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as Dealer Loans for inventory, construction, real estate, working capital and revolving lines of credit.

Under the terms of the Chrysler Agreement, certain standards were agreed to, including the Company meeting specified escalating penetration rates for the first five years, subject to FCA treating the Company in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the agreement, including the Company’s failure to meet target penetration rates, could result in the agreement being terminated. The Company did not meet these penetration rates. Chrysler Capital continues to be a focal point of the Company's strategy and the Company continues to work with FCA to improve penetration rates. The Company's penetration rate for three months ended June 30, 2018 was 32%.

On June 1, 2018, the Company announced that it was in exploratory discussions with FCA regarding the future of FCA’s U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit in the future and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. In addition, on July 11, 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.
FCA has not delivered a notice to exercise its purchase option, and the Company remains committed to the success of the Chrysler Capital business. Although the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, termination of the Chrysler Agreement or, a significant change in the business relationship between SC and FCA could materially adversely affect SC's operations, including the origination of receivables through the Chrysler Capital portion of SC’s business and the servicing of Chrysler Capital receivables. Moreover, there can be no assurance that SC could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to SC and have a material adverse effect on its business, financial condition and results of operations.

The Company has dedicated financing facilities in place for its Chrysler Capital business. During the six months ended June 30, 2018, the Company originated $4.7 billion in Chrysler Capital loans which represented 49% of total retail installment contract originations (unpaid principal balance), with an approximately even share between prime and non-prime, as well as more than $4.7 billion in Chrysler Capital leases. Since its May 1, 2013, launch, Chrysler Capital has originated more than $49.9 billion in retail loans and $28.3 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of June 30, 2018, the Company's carrying value of auto retail installment contract portfolio consisted of $8.0 billion of Chrysler Capital loans which represents 33% of the Company's carrying value of auto retail installment contract portfolio.
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

Economic and Business Environment

The U.S. economy continues to stabilize. Unemployment rates continues to be at pre-recession levels of 4% as reported by the Bureau of Labor Statistics for June 30, 2018. The Federal Reserve raised its federal funds rate by 25 basis points in June 2018.

Despite this stability, consumer debt levels continued to rise, specifically auto debt. As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company's financial position, results of operations or cash flow.

The following table shows the percentage of unpaid principal balance on the Company's retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $27,408,764 and $25,986,532 at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018	December 31, 2017
	Retail Installment Contracts Held for Investment
Texas	16%	16%
Florida	12%	12%
California	9%	9%
Georgia	6%	6%
Illinois	4%	4%
North Carolina	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
Ohio	3%	3%
Louisiana	2%	3%
South Carolina	2%	3%
Other States	35%	33%
	100%	100%

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

•
Other income — The Company's flow agreements have resulted in a large portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. The Company monitors the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of the Company's personal lending portfolio as held for sale upon the decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of other income (losses).

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

Second Quarter 2018 Summary of Results
Key highlights of the Company's performance in the second quarter of 2018 included:

•	Total auto originations of $7.9 billion, up 45.0% from $5.5 billion originated in the same quarter in 2017;

•	Net finance and other interest income of $1.1 billion, down 6% compared to the same quarter in 2017;

•	Return on average assets of 3.3%, up from 2.7% compared to the same quarter in 2017;

•	Common equity tier 1 (CET1) ratio of 16.7%, up 240 bps compared to the same quarter in 2017; and

•	Net leased vehicle income of $177.6 million, up 36% compared to the same quarter in 2017.
Recent Developments and Other Factors Affecting The Company's Results of Operations
Changes to Board of Directors
On April 19, 2018, Brian Gunn submitted his resignation as a member of the Board of Directors of SC Holdings and of the Board of Directors of SC Illinois, effective on April 19, 2018.

Planned Capital Actions

On June 28, 2018, the Company and SHUSA announced that the Board of Governors of the Federal Reserve System did not object to the planned capital actions described in SHUSA’s 2018 Capital Plan under the recently finalized results of the 2018 Comprehensive Capital Analysis and Review.

The Company's portion of the SHUSA capital plan includes:

•	An increase in the quarterly common stock dividend from $0.05 per share to $0.20 per share, beginning in the third quarter of 2018; and

•	Authorization to repurchase $200 million of outstanding common stock through June 30, 2019.

The timing and amount of any capital actions will depend on various factors, including the business plans and financial performance of both the Company and SHUSA, as well as market conditions, and any capital action by the Company is subject to approval of the Company’s and SHUSA’s respective boards of directors.

Volume
The Company's originations of individually acquired loans and leases, including revolving loans, average APR, and discount during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$4,630,704	$3,750,752	$8,014,110	$6,669,307
Average APR	16.8%	15.6%	17.0%	16.7%
Average FICO® (a)	602	612	599	598
Discount	0.004%	0.3%	0.2%	0.4%

Personal loans (b)	$340,088	$351,068	$613,416	$638,764
Average APR	27.1%	25.7%	28.3%	25.7%

Leased vehicles	$2,632,052	$1,426,957	$4,725,657	$3,027,616

Capital lease	$2,058	$1,001	$4,456	$2,178
Total originations retained	$7,604,902	$5,529,778	$13,357,639	$10,337,865

Sold Originations
Retail installment contracts	$683,935	$304,748	$1,553,979	$1,172,771
Average APR	7.6%	6.6%	7.3%	6.2%
Average FICO® (c)	726	725	726	727

Total originations	$8,288,837	$5,834,526	$14,911,618	$11,510,636

(a)
Unpaid principal balance excluded from the weighted average FICO score is $594 million and $503 million for the three months ended June 30, 2018 and 2017, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $44 million and $49 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1 billion and $1 billion for the six months ended June 30, 2018 and 2017, respectively, as the borrowers on the loans did not have FICO scores origination. Of these amounts, $77 million and $77 million, respectively, were commercial loans.

(b)
Effective as of three months ended December 31, 2017, the Company revised its approach to define origination volumes for Personal Loans to include new originations, gross of paydowns and charge-offs, related to customers who took additional advances on existing accounts (including capitalized late fees, interest and other charges), and newly opened accounts. In the prior periods, the Company reported net balance increases on personal loans as origination volume which have been revised for comparative purposes. Included in the total origination volume is $58 million and $48 million for the three months ended June 30, 2018 and 2017, respectively, and $84 million and $71 million six months ended June 30, 2018 and 2017 respectively, related to newly opened accounts.

(c)
Unpaid principal balance excluded from the weighted average FICO score is $54 million and $39 million for the three months ended June 30, 2018 and 2017, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $26 million and $14 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO sore is $121 million and $156 million for the six months ended June 30, 2018 and 2017, respectively, as the borrowers on the loans did not have FICO scores origination. Of these amounts, $67 million and $58 million, respectively, were commercial loans

Total originations increased $3.4 billion, or 30%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase was primarily attributable to our new initiatives, starting in the second half of 2017, to improve our pricing as well as dealer and customer experience, which we believe increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

SBNA Originations Program
Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and six months ended June 30, 2018, the Company facilitated the purchase of $29 million and $53 million of retail installment contacts, respectively.

The Company's originations of individually acquired retail installment contracts and leases by vehicle type during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,892,910	35.6%	$1,733,010	42.7%	$3,473,841	36.2%	$3,391,628	43.2%
Truck and utility	3,101,908	58.4%	1,985,619	49.0%	5,482,673	57.4%	3,854,854	49.2%
Van and other (a)	319,821	6.0%	336,871	8.3%	611,575	6.4%	595,596	7.6%
	$5,314,639	100.0%	$4,055,500	100.0%	$9,568,089	100.0%	$7,842,078	100.0%
Leased vehicles
Car	$274,589	10.4%	$335,338	23.5%	$433,513	9.2%	$636,234	21.0%
Truck and utility	2,260,804	85.9%	1,006,587	70.5%	4,101,105	86.8%	2,183,666	72.1%
Van and other (a)	96,659	3.7%	85,032	6.0%	191,039	4.0%	207,716	6.9%
	$2,632,052	100.0%	$1,426,957	100.0%	$4,725,657	100.0%	$3,027,616	100.0%
Total originations by vehicle type
Car	$2,167,499	27.3%	$2,068,348	37.7%	$3,907,354	27.4%	$4,027,862	37.0%
Truck and utility	5,362,712	67.5%	2,992,206	54.6%	9,583,778	67.0%	6,038,520	55.6%
Van and other (a)	416,480	5.2%	421,903	7.7%	802,614	5.6%	803,312	7.4%
	$7,946,691	100.0%	$5,482,457	100.0%	$14,293,746	100.0%	$10,869,694	100.0%
(a) Other primarily consists of commercial vehicles.
The Company's asset sales for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollar amounts in thousands)
Retail installment contracts	$1,156,060	$566,309	$2,631,313	$1,496,899
Average APR	7.5%	6.6%	7.0%	6.2%
Average FICO®	724	725	726	726

Total asset sales	$1,156,060	$566,309	$2,631,313	$1,496,899

Total assets sales increased $1,134 million, or 76% from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase resulted due to two SPAIN securitization executed in the six months ended June 30, 2018, whereby eligible prime loans are sold to Santander. This was partially offset by terminations of the forward flow agreements with CBP and Bank of America during fiscal 2017.

The Company's portfolio of retail installment contracts held for investment and leases by vehicle type as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	(Dollar amounts in thousands)
Retail installment contracts
Car	$13,398,684	48.9%	$13,509,708	52.0%
Truck and utility	12,372,129	45.1%	11,144,712	42.9%
Van and other (a)	1,637,951	6.0%	1,332,112	5.1%
	$27,408,764	100.0%	$25,986,532	100.0%

Leased vehicles
Car	$1,574,790	12.3%	$1,571,170	14.1%
Truck and utility	9,753,755	76.0%	8,704,623	77.9%
Van and other (a)	1,507,173	11.7%	899,809	8.0%
	$12,835,718	100.0%	$11,175,602	100.0%

Total by vehicle type
Car	$14,973,474	37.2%	$15,080,878	40.6%
Truck and utility	22,125,884	55.0%	19,849,335	53.4%
Van and other (a)	3,145,124	7.8%	2,231,921	6.0%
	$40,244,482	100.0%	$37,162,134	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted dealer discount of the Company's held for investment portfolio as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(Dollar amounts in thousands)
Retail installment contracts (a)	$27,408,764	$25,986,532
Average APR	16.7%	16.5%
Discount	1.0%	1.5%

Personal loans	$4,016	$6,887
Average APR	31.8%	31.8%

Receivables from dealers	$15,200	$15,787
Average APR	4.2%	4.2%

Leased vehicles	$12,835,718	$11,175,602

Capital leases	$20,200	$22,857
(a) Of this balance as of June 30, 2018, $7.2 billion, $7.0 billion, $5.4 billion, and $4.3 billion was originated during the six months ended June 30, 2018, and the years ended 2017, 2016, and 2015, respectively.

The Company records interest income from individually acquired retail installment contracts, personal loans, and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which the Company continues to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which the Company continues to accrue interest until the loan becomes more than 90 days past due. The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.9% to 10.6% as of June 30, 2018, and 6.0% to 10.5% as of June 30, 2017.

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
Historically, the Company's primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools during the six months ended June 30, 2018 and 2017. However, during the three months ended June 30, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $72,963 and $74,405, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $115,959 and $226,613, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company's existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	$1,069,390	$1,132,113	$2,091,306	$2,236,785
Interest on purchased receivables portfolios	2,244	10,303	5,085	21,447
Interest on receivables from dealers	130	967	250	1,888
Interest on personal loans	84,772	88,869	174,032	181,318
Interest on finance receivables and loans	1,156,536	1,232,252	2,270,673	2,441,438
Net leased vehicle income	177,562	131,040	323,157	259,102
Other finance and interest income	8,494	5,205	15,631	9,030
Interest expense	273,953	233,371	514,981	460,460
Net finance and other interest income	1,068,639	1,135,126	2,094,480	2,249,110
Provision for credit losses on individually acquired retail installment contracts	354,430	518,370	813,109	1,147,467
Provision for credit losses on receivables from dealers	(3)	(21)	(6)	(11)
Provision for credit losses on personal loans	(83)	1,166	(185)	9,141
Provision for credit losses on capital leases	(1,769)	1,040	(1,348)	(1,029)
Provision for credit losses	352,575	520,555	811,570	1,155,568
Profit sharing	12,853	8,443	17,230	16,388
Other income	22,384	24,395	47,437	79,875
Operating expenses	276,950	282,415	564,862	587,493
Income before tax expense	448,645	348,108	748,255	569,536
Income tax expense	114,004	83,433	171,315	161,434
Net income	$334,641	$264,675	$576,940	$408,102
Share Data
Weighted-average common shares outstanding
Basic	361,268,112	359,461,407	360,987,233	359,284,213
Diluted	362,057,614	359,828,690	361,829,283	359,928,003
Earnings per share
Basic	$0.93	$0.74	$1.60	$1.14
Diluted	$0.92	$0.74	$1.59	$1.13
Dividend paid per common share	$0.05	$—	$0.10	$—
Balance Sheet Data
Finance receivables held for investment, net	$24,096,770	$23,634,914	$24,096,770	$23,634,914
Finance receivables held for sale, net	1,246,732	2,123,103	1,246,732	2,123,103
Goodwill and intangible assets	105,669	106,298	105,669	106,298
Total assets	41,173,136	39,507,482	41,173,136	39,507,482
Total borrowings	31,929,606	31,648,526	31,929,606	31,648,526
Total liabilities	34,127,402	33,828,749	34,127,402	33,828,749
Total equity	7,045,734	5,678,733	7,045,734	5,678,733
Allowance for credit losses	3,142,650	3,458,410	3,142,650	3,458,410

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$398,658	$512,621	$936,450	$1,111,554
Charge-offs, net of recoveries, on purchased receivables portfolios	(565)	419	(993)	772
Charge-offs, net of recoveries, on personal loans	515	1,321	1,264	4,779
Charge-offs, net of recoveries, on capital leases	406	1,278	712	2,592
Total charge-offs, net of recoveries	399,014	515,639	937,433	1,119,697
End of period delinquent principal over 59 days, individually acquired retail installment contracts held for investment	1,149,429	1,412,377	1,149,429	1,412,377
End of period personal loans delinquent principal over 59 days	164,458	177,615	164,458	177,615
End of period delinquent principal over 59 days, loans held for investment	1,151,410	1,417,461	1,151,410	1,417,461
End of period assets covered by allowance for credit losses	27,412,597	27,342,511	27,412,597	27,342,511
End of period gross individually acquired retail installment contracts held for investment	27,373,181	27,240,542	27,373,181	27,240,542
End of period gross personal loans	1,370,888	1,400,369	1,370,888	1,400,369
End of period gross finance receivables and loans held for investment	27,427,980	27,512,362	27,427,980	27,512,362
End of period gross finance receivables, loans, and leases held for investment	40,283,898	37,916,523	40,283,898	37,916,523
Average gross individually acquired retail installment contracts held for investment	26,633,832	27,168,965	26,280,006	27,136,965
Average gross personal loans held for investment	4,562	13,566	5,304	15,587
Average gross individually acquired retail installment contracts held for investment and held for sale	27,534,479	28,202,716	27,221,983	28,235,651
Average gross purchased receivables portfolios	37,284	202,097	39,257	211,494
Average gross receivables from dealers	15,361	68,810	15,507	69,361
Average gross personal loans	1,375,877	1,402,416	1,421,861	1,450,002
Average gross capital leases	20,937	25,752	21,699	28,235
Average gross finance receivables and loans	28,983,938	29,901,791	28,720,307	29,994,743
Average gross operating leases	12,219,612	10,191,380	11,856,109	10,016,322
Average gross finance receivables, loans, and leases	41,203,550	40,093,171	40,576,416	40,011,065
Average managed assets	50,306,666	50,435,958	49,494,154	50,844,426
Average total assets	40,901,810	39,216,971	40,334,031	39,063,816
Average debt	31,898,900	31,519,486	31,589,063	31,545,144
Average total equity	6,891,934	5,540,371	6,737,055	5,434,973
Ratios
Yield on individually acquired retail installment contracts	15.5%	16.1%	15.4%	15.8%
Yield on purchased receivables portfolios	24.1%	20.4%	25.9%	20.3%
Yield on receivables from dealers	3.4%	5.6%	3.2%	5.4%
Yield on personal loans (1)	24.6%	25.3%	24.5%	25.0%
Yield on earning assets (2)	13.0%	13.7%	12.9%	13.5%
Cost of debt (3)	3.4%	3.0%	3.3%	2.9%
Net interest margin (4)	10.4%	11.3%	10.3%	11.2%
Expense ratio (5)	2.2%	2.2%	2.3%	2.3%
Return on average assets (6)	3.3%	2.7%	2.9%	2.1%
Return on average equity (7)	19.4%	19.1%	17.1%	15.0%
Net charge-off ratio on individually acquired retail installment contracts (8)	6.0%	7.5%	7.1%	8.2%
Net charge-off ratio on purchased receivables portfolios (8)	(6.1)%	0.8%	(5.1)%	0.7%
Net charge-off ratio on personal loans (8)	45.2%	39.0%	47.7%	61.3%
Net charge-off ratio (8)	6.0%	7.5%	7.1%	8.2%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.2%	5.2%	4.2%	5.2%
Delinquency ratio on personal loans, end of period (9)	12.0%	12.7%	12.0%	12.7%
Delinquency ratio on loans held for investment, end of period (9)	4.2%	5.2%	4.2%	5.2%
Equity to assets ratio (10)	17.1%	14.4%	17.1%	14.4%
Tangible common equity to tangible assets (10)	16.9%	14.1%	16.9%	14.1%
Common stock dividend payout ratio (11)	5.4%	—	6.3%	—
Allowance ratio (12)	11.5%	12.6%	11.5%	12.6%
Common Equity Tier 1 capital ratio (13)	16.7%	14.3%	16.7%	14.3%

(1)	Includes finance and other interest income; excludes fees.

(2)	"Yield on earning assets" is defined as the ratio of annualized Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	"Cost of debt" is defined as the ratio of annualized Interest expense to Average debt.

(4)	"Net interest margin" is defined as the ratio of annualized Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets.

(6)	"Return on average assets" is defined as the ratio of annualized Net income to Average total assets.

(7)	"Return on average equity" is defined as the ratio of annualized Net income to Average total equity.

(8)
"Net charge-off ratio" is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.

(9)	"Delinquency ratio" is defined as the ratio of End of period Delinquent principal over 59 days to End of period gross balance of the respective portfolio, excludes capital leases.

(10)
"Tangible common equity to tangible assets" is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company's capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
	(Dollar amounts in thousands)
Total equity	$7,045,734	$5,678,733
Deduct: Goodwill and intangibles	105,669	106,298
Tangible common equity	$6,940,065	$5,572,435

Total assets	$41,173,136	$39,507,482
Deduct: Goodwill and intangibles	105,669	106,298
Tangible assets	$41,067,467	$39,401,184

Equity to assets ratio	17.1%	14.4%
Tangible common equity to tangible assets	16.9%	14.1%

(11)	"Common stock dividend payout ratio" is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company's shareholders.

(12)	"Allowance ratio" is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)	"Common Equity Tier 1 Capital ratio" is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	June 30, 2018	June 30, 2017
Total equity	$7,045,734	$5,678,733
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	166,241	177,619
Deduct: Accumulated other comprehensive income (loss), net	62,449	27,860
Tier 1 common capital	$6,817,044	$5,473,254
Risk weighted assets (a)	$40,744,526	$38,368,928
Common Equity Tier 1 capital ratio (b)	16.7%	14.3%

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

(b)	CET1 is calculated under Basel III regulations required since January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended June 30,
	2018			2017
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$27,534,479	$1,069,390	15.5%	$28,202,716	$1,132,113	16.1%
Purchased receivables	37,284	2,244	24.1%	202,097	10,303	20.4%
Receivables from dealers	15,361	130	3.4%	68,810	967	5.6%
Personal loans	1,375,877	84,772	24.6%	1,402,416	88,869	25.3%
Capital lease receivables	20,937	934	17.8%	25,752	1,059	16.4%
Finance receivables held for investment, net	28,983,938	1,157,470	16.1%	29,901,791	1,233,311	16.5%
Leased vehicles, net	12,219,612	177,562	5.8%	10,191,380	131,040	5.1%
Other assets	2,840,914	7,560	1.1%	2,688,439	4,146	0.6%
Allowance for credit losses	(3,142,654)	—	—	(3,564,639)	—	—
Total assets	$40,901,810	$1,342,592		$39,216,971	$1,368,497
Liabilities and equity
Liabilities:
Notes payable	$31,898,900	$273,953	3.4%	$31,519,486	$233,371	3.0%
Other liabilities	2,110,976	—	—	2,157,114	—	—
Total liabilities	34,009,876	273,953		33,676,600	233,371

Total stockholders' equity	6,891,934	—	—	5,540,371	—
Total liabilities and equity	$40,901,810	$273,953		$39,216,971	$233,371

	Six Months Ended June 30,
	2018			2017
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$27,221,983	$2,091,306	15.4%	$28,235,651	$2,236,785	15.8%
Purchased receivables	39,257	5,085	25.9%	211,494	21,447	20.3%
Receivables from dealers	15,507	250	3.2%	69,361	1,888	5.4%
Personal loans	1,421,861	174,032	24.5%	1,450,002	181,318	25.0%
Capital lease receivables	21,699	934	17.2%	28,235	2,527	17.9%
Finance receivables held for investment, net	28,720,307	2,271,607	15.9%	29,994,743	2,443,965	16.3%
Leased vehicles, net	11,856,109	323,157	5.5%	10,016,322	259,102	5.2%
Other assets	3,468,048	14,697	1.7%	2,600,369	6,503	0.5%
Allowance for credit losses	(3,142,654)	—	—	(3,547,618)	—	—
Total assets	$40,901,810	$2,609,461		$39,063,816	$2,709,570
Liabilities and equity
Liabilities:
Notes payable	$31,589,063	$514,981	3.3%	$31,545,144	$460,460	2.9%
Other liabilities	2,575,692	—	—	2,083,699	—	—
Total liabilities	34,164,755	514,981		33,628,843	460,460

Total stockholders' equity	6,737,055	—		5,434,973	—
Total liabilities and equity	$40,901,810	$514,981		$39,063,816	$460,460

Results of Operations
The following table presents the Company's results of operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,156,536	$1,232,252	$2,270,673	$2,441,438
Leased vehicle income	537,897	429,264	1,042,175	847,497
Other finance and interest income	8,494	5,205	15,631	9,030
Total finance and other interest income	1,702,927	1,666,721	3,328,479	3,297,965
Interest expense	273,953	233,371	514,981	460,460
Leased vehicle expense	360,335	298,224	719,018	588,395
Net finance and other interest income	1,068,639	1,135,126	2,094,480	2,249,110
Provision for credit losses	352,575	520,555	811,570	1,155,568
Net finance and other interest income after provision for credit losses	716,064	614,571	1,282,910	1,093,542
Profit sharing	12,853	8,443	17,230	16,388
Net finance and other interest income after provision for credit losses and profit sharing	703,211	606,128	1,265,680	1,077,154
Total other income	22,384	24,395	47,437	79,875
Total operating expenses	276,950	282,415	564,862	587,493
Income before income taxes	448,645	348,108	748,255	569,536
Income tax expense	114,004	83,433	171,315	161,434
Net income	$334,641	$264,675	$576,940	$408,102

Net income	$334,641	$264,675	$576,940	$408,102
Change in unrealized gains (losses) on cash flow hedges, net of tax	(762)	(7,644)	12,038	(399)
Comprehensive income	$333,879	$257,031	$588,978	$407,703

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,069,390	$1,132,113	$(62,723)	(6)%	$2,091,306	$2,236,785	$(145,479)	(7)%
Income from purchased receivables portfolios	2,244	10,303	(8,059)	(78)%	5,085	21,447	(16,362)	(76)%
Income from receivables from dealers	130	967	(837)	(87)%	250	1,888	(1,638)	(87)%
Income from personal loans	84,772	88,869	(4,097)	(5)%	174,032	181,318	(7,286)	(4)%
Total interest on finance receivables and loans	$1,156,536	$1,232,252	$(75,716)	(6)%	$2,270,673	$2,441,438	$(170,765)	(7)%

Income from individually acquired retail installment contracts decreased $63 million, or 6%, from the second quarter of 2017 to the second quarter of 2018, and decreased $145 million, or 7%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to, a) 2.4% and 3.6% decline respectively, in the average outstanding balance of the portfolio; b) lower interest accruals for certain TDRs; and c) partially offset by higher loan APRs.

Income from purchased receivables portfolios decreased $8 million, or 78%, from the second quarter of 2017 to the second quarter of 2018, and decreased $16 million, or 76%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, due to the sale of a majority of the purchased receivables to SHUSA during the third quarter of 2017 and the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans decreased $4 million, or 5%, from the second quarter of 2017 to the second quarter of 2018, and decreased $181 million, or 4% from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to 1.9% decline in the average outstanding balance of the portfolio.
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$537,897	$429,264	$108,633	25%	$1,042,175	$847,497	$194,678	23%
Leased vehicle expense	360,335	298,224	62,111	21%	719,018	588,395	130,623	22%
Leased vehicle income, net	$177,562	$131,040	$46,522	36%	$323,157	$259,102	$64,055	25%
Leased vehicle income and expense increased in the three and six months ended June 30, 2018 when compared to the same periods in 2017, due to the continual growth in the portfolio since the Company launched Chrysler Capital in 2013, as the average outstanding balance of the portfolio increased 19.9% and 18.4%, respectively. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within Leased vehicle expense.
Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$287,369	$233,254	$54,115	23%	$540,741	$455,523	$85,218	19%
Interest expense on derivatives	(13,416)	117	(13,533)	(11,567)%	(25,760)	4,937	(30,697)	(622)%
Total interest expense	$273,953	$233,371	$40,582	17%	$514,981	$460,460	$54,521	12%
Interest expense on notes payable increased $54 million, or 23%, from the second quarter of 2017 to the second quarter of 2018, and increased $85 million, or 19%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to the increased cost of funds resulting from higher market rates.

Interest expense on derivatives decreased $14 million, or 11,567%, from the second quarter of 2017, to the second quarter of 2018 and decreased $31 million or 622%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to a favorable mark-to-market impact based on interest rate changes.
Provision for Credit Losses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$354,430	$518,370	$(163,940)	(32)%	$813,109	$1,147,467	$(334,358)	(29)%
Provision for credit losses on receivables from dealers	(3)	(21)	18	(86)%	(6)	(11)	5	(45)%
Provision for credit losses on personal loans	(83)	1,166	(1,249)	(107)%	(185)	9,141	(9,326)	(102)%
Provision for credit losses on capital leases	(1,769)	1,040	(2,809)	(270)%	(1,348)	(1,029)	(319)	31%
Provision for credit losses	$352,575	$520,555	$(167,980)	(32)%	$811,570	$1,155,568	$(343,998)	(30)%
Provision for credit losses on the Company's individually acquired retail installment contracts decreased $164 million, or 32%, from the second quarter of 2017 to the second quarter of 2018, and decreased $334 million, or 29%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to lower net charge offs for six months ended June 30, 2018. The portfolio increased 0.5% from 27.2 billion at June 30, 2017 to 27.4 billion at June 30, 2018. In addition, provision for credit losses is impacted by nonaccrual of interest income for certain TDR loans, which is offset in the impairment as it reduces the carrying value of TDR loans.
Profit Sharing

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$12,853	$8,443	$4,410	52%	$17,230	$16,388	$842	5%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing increased in the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily because of decrease in Chrysler profit sharing expense based on increase in lease depreciation expense.
Other Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(82,634)	$(99,522)	$16,888	17%	$(169,154)	$(175,921)	$6,767	4%
Servicing fee income	27,538	31,953	(4,415)	(14)%	53,720	63,637	(9,917)	(16)%
Fees, commissions, and other	77,480	91,964	(14,484)	(16)%	162,871	192,159	(29,288)	(15)%
Total other income	$22,384	$24,395	$(2,011)	(8)%	$47,437	$79,875	$(32,438)	(41)%
Average serviced for others portfolio	$9,103,107	$10,342,125	$(1,239,018)	(12)%	$8,928,448	$10,832,620	$(1,904,172)	(18)%

•Investment losses, net for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gain (loss) on sale of loans and leases	$(2,096)	$(2,179)	$(18,792)	$(13,061)
Lower of cost or market adjustments	(79,215)	(95,683)	(149,714)	(161,804)
Other gains, (losses and impairments), net	(1,323)	(1,660)	(648)	(1,056)
Total investment losses, net	$(82,634)	$(99,522)	$(169,154)	$(175,921)
Gain (loss) on sale of loans and leases changed from a $2.2 million loss during second quarter of 2017, to a loss of $2.1 million for the second quarter of 2018, and changed from $13.1 million loss during the six months ended June 30, 2017, to a loss of $18.8 million as of June 30, 2018. The change was driven primarily by the significantly higher assets sales during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
The change in lower of cost or market adjustments primarily relates to customer default activity and net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale. Refer to Note 16 - "Investment Gains (Losses), Net" in the accompanying condensed consolidated financial statements.

•
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased $4 million, or 14%, from the second quarter of 2017 to the second quarter of 2018, and decreased 10 million, or 16%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, due to the decline in the Company's serviced portfolio. The serviced for others portfolio as of June 30, 2018 and 2017 was as follows:

	June 30,
	2018	2017
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$4,458,912	$1,541,451
SBNA leases	7,042	641,074
Total serviced for related parties	4,465,954	2,182,525
Chrysler Capital securitizations	960,057	1,931,324
Other third parties	4,128,950	5,767,621
Total serviced for third parties	5,089,007	7,698,945
Total serviced for others portfolio	$9,554,961	$9,881,470
The Company's serviced for others balances has decreased versus the prior year is primarily due to the timing of prime asset sales.

•
The Company's fees, commissions, and other primarily includes late fees, miscellaneous, and other income. This income decreased 16% from the second quarter of 2017 to the second quarter of 2018, and decreased 15%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, due to the discontinuance of certain revenue streams in late 2017.

Total Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$118,598	$127,894	$(9,296)	(7)%	$240,603	$264,156	$(23,553)	(9)%
Repossession expense	63,660	67,269	(3,609)	(5)%	135,741	138,568	(2,827)	(2)%
Other operating costs	94,692	87,252	7,440	9%	188,518	184,769	3,749	2%
Total operating expenses	$276,950	$282,415	$(5,465)	(2)%	$564,862	$587,493	$(22,631)	(4)%

Compensation expense decreased $9 million, or 7%, from the second quarter of 2017 to the second quarter of 2018, and decreased $24 million, or 9%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to a decrease in severance expenses incurred in 2017 related to management changes and efficiency efforts.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$114,004	$83,433	$30,571	37%	$171,315	$161,434	$9,881	6%
Income before income taxes	448,645	348,108	100,537	29%	748,255	569,536	178,719	31%
Effective tax rate	25.4%	24.0%			22.9%	28.3%

The effective tax rate decreased from 28.3% for the six months ended June 30, 2017 to 22.9% for the six months ended June 30, 2018, primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 and effective January 1, 2018 offset by the tax benefit recognized in the second quarter of 2017 upon the assertion that undistributed net earnings of the Company’s subsidiary SCI, would be indefinitely reinvested outside the US. The Company changed its assertion to reflect a change in management’s strategic objective to no longer permanently reinvest the earnings during the fourth quarter of 2017.

Other Comprehensive Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(762)	$(7,644)	$6,882	(90)%	$12,038	$(399)	$12,437	3,117%

The change in unrealized gains (losses) on cash flow hedges for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was primarily driven by more favorable interest rate movements in 2018 than in 2017.

Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 83% of the Company's portfolio as of June 30, 2018. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$21,414,617	$5,958,564	$15,200	$4,016
Credit loss allowance - specific	—	(1,496,580)
Credit loss allowance - collective	(1,641,214)	—	(158)	(1,116)
Discount	(212,484)	(58,265)	—	—
Capitalized origination costs and fees	69,151	5,448	—	138
Net carrying balance	$19,630,070	$4,409,167	$15,042	$3,038
Allowance as a percentage of unpaid principal balance	7.7%	25.1%	1.0%	27.8%
Allowance and discount as a percentage of unpaid principal balance	8.7%	26.1%	1.0%	27.8%
(a) As of June 30, 2018, used car financing represented 59% of our outstanding retail installment contracts acquired individually. 86% of this used car financing consisted of nonprime auto loans.

	December 31, 2017
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$19,681,394	$6,261,894	$15,787	$6,887
Credit loss allowance - specific	—	(1,731,320)	—	—
Credit loss allowance - collective	(1,529,815)	—	(164)	(2,565)
Discount	(309,191)	(74,832)	—	(1)
Capitalized origination costs and fees	58,638	5,741	—	138
Net carrying balance	$17,901,026	$4,461,483	$15,623	$4,459
Allowance as a percentage of unpaid principal balance	7.8%	27.6%	1.0%	37.2
Allowance and discount as a percentage of unpaid principal balance	9.3%	28.8%	1.0%	37.3%
(a) As of December 31, 2017, used car financing represented 61% of our outstanding retail installment contracts acquired individually. 87% of this used car financing consisted of nonprime auto loans.

The Company acquired certain retail installment contracts in pools at a discount due to credit deterioration subsequent to their origination, the Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. Any deterioration in the performance of the purchased portfolios results in an incremental impairment. The balances of these purchased receivables portfolios were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollar amounts in thousands)
Outstanding balance	$35,750	$43,474
Outstanding recorded investment, net of impairment	$22,845	$28,069
A summary of the credit risk profile of the Company's consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of June 30, 2018 and December 31, 2017 was as follows (dollar amounts in billions, totals may not foot due to rounding):

June 30, 2018
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.3	96%	$0.1	4%	$—	—	$—	—	$2.4	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.2	4%	0.3	6%	0.3	6%	4.5	84%	5.3	19%
540-599	<36	0.3	37%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.3	4%	0.3	4%	7.5	90%	8.3	30%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	3.9	94%	4.2	15%
>640	<36	0.3	43%	0.1	14%	0.1	14%	0.2	29%	0.7	3%
	36+	0.1	3%	0.1	3%	0.1	3%	3.4	91%	3.7	14%
Total		$4.2	15%	$1.6	6%	$1.3	5%	$20.3	74%	$27.4	100%

December 31, 2017
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.3	97%	$0.1	3%	$—	—	$—	—	$2.4	9%
	36+	0.4	38%	0.2	20%	0.1	11%	0.3	31%	1.0	4%
<540	<36	0.2	40%	0.1	23%	0.1	14%	0.1	23%	0.5	2%
	36+	0.2	3%	0.3	5%	0.3	5%	4.5	87%	5.3	21%
540-599	<36	0.3	35%	0.2	23%	0.1	15%	0.2	27%	0.8	3%
	36+	0.2	2%	0.2	3%	0.3	4%	6.8	91%	7.5	29%
600-639	<36	0.2	36%	0.1	22%	0.1	15%	0.1	27%	0.5	2%
	36+	0.1	1%	0.1	2%	0.1	2%	3.6	95%	3.9	15%
>640	<36	0.3	42%	0.1	21%	0.1	13%	0.1	24%	0.6	2%
	36+	—	—	0.1	2%	0.1	3%	3.3	95%	3.5	13%
Total		$4.2	16%	$1.5	6%	$1.3	5%	$19.0	73%	$26.0	100%
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
The following is a summary of delinquencies on retail installment contracts held for investment as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,535,166	9.2%	$2,827,678	10.9%
Delinquent principal over 59 days (b)	1,151,410	4.2%	1,544,583	5.9%
Total delinquent principal	$3,686,576	13.4%	$4,372,261	16.8%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
(b) Interest is generally accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.

In addition, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$505,399	1.8%	$666,926	2.6%
TDR	1,554,860	5.7%	1,390,373	5.4%
Total nonaccrual principal	$2,060,259	7.5%	$2,057,299	7.9%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
All of the Company's receivables from dealers were current as of June 30, 2018 and December 31, 2017.
Credit Loss Experience
The following is a summary of net losses and repossession activity on finance receivables held for investment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal outstanding at period end	$27,408,764	$27,434,063
Average principal outstanding during the period	$26,319,263	$27,348,459
Number of receivables outstanding at period end	1,714,744	1,756,934
Average number of receivables outstanding during the period	1,729,592	1,732,382
Number of repossessions (a)	142,625	151,194
Number of repossessions as a percent of average number of receivables outstanding	16.5%	17.5%
Net losses	$935,457	$1,112,326
Net losses as a percent of average principal amount outstanding	7.1%	8.1%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
There were no charge-offs on the Company's receivables from dealers for the three and six months ended June 30, 2018 and 2018.
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
The following is a summary of deferrals on the Company's retail installment contracts held for investment as of the dates indicated:

	June 30, 2018		December 31, 2017
	(Dollar amounts in thousands)
Never deferred	$18,454,764	67.3%	$16,407,960	63.1%
Deferred once	4,130,591	15.1%	4,724,987	18.2%
Deferred twice	2,149,008	7.8%	2,168,424	8.3%
Deferred 3 - 4 times	2,592,975	9.5%	2,614,421	10.1%
Deferred greater than 4 times	81,426	0.3%	70,740	0.3%
Total	$27,408,764		$25,986,532
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
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest when the account becomes past due more than 60 days. For loans on nonaccrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of those loans should also be placed on a cost recovery basis. For TDR loans on nonaccrual status, the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on cost recovery basis, the Company returns to accrual when a sustained period of repayment performance has been achieved (typically defined as six months). The impact to interest income of TDR loans that were on cost recovery which moved back to accrual, was insignificant as of June 30, 2018 and December 31, 2017.

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
The following is a summary of the principal balance as of June 30, 2018 and December 31, 2017 of loans that have received these modifications and concessions:

	June 30, 2018	December 31, 2017
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$2,597,881	$2,864,363
Bankruptcy-related accounts	62,008	77,992
Extension of maturity date	24,699	25,332
Interest rate reduction	56,638	56,764
Max buy rate and fair lending (b)	4,035,804	3,067,624
Other	145,641	176,838
Total modified loans	$6,922,671	$6,268,913
(a) Reduces a customer's payment for a temporary time period (no more than six months)
(b) Max buy rate modifications comprises of loans modified by the Company to adjust the interest rate quoted in a dealer-arranged financing. The Company reassesses the contracted APR when changes in the deal structure are made (e.g., higher down payment and lower vehicle price). If any of the changes result in a lower APR, the contracted rate is reduced. Substantially all deal structure changes occur within seven days of the date the contract is signed. These deal structure changes are made primarily to give the consumer the benefit of a lower rate due to an improved contracted deal structure compared to the deal structure that was approved during the underwriting process. Fair Lending modifications comprises of loans modified by the Company related to possible "disparate impact" credit discrimination in indirect vehicle finance. These modifications are not considered a TDR event because they do not relate to a concession provided to a customer experiencing financial difficulty.
A summary of the Company's recorded investment in TDRs as of the dates indicated is as follows:

	June 30, 2018	December 31, 2017
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment (a)	$5,932,209	$6,261,432
Impairment	(1,496,580)	(1,731,320)
Outstanding recorded investment, net of impairment	$4,435,629	$4,530,112

(a) As of June 30, 2018, the outstanding recorded investment excludes $78.3 million of collateral-dependent bankruptcy TDRs that has been written down by $33.2 million to fair value less cost to sell. As of December 31, 2017, the outstanding recorded investment excludes $64.7 million of collateral-dependent bankruptcy TDRs that has been written down by $29.2 million to fair value less cost to sell.
A summary of the Company's delinquent TDRs as of the dates indicated is as follows:

	June 30, 2018	December 31, 2017
	Retail Installment Contracts (a)
	(Dollar amounts in thousands)
Principal 30-59 days past due	$1,202,120	$1,332,239
Delinquent principal over 59 days	599,760	818,938
Total delinquent TDRs	$1,801,880	$2,151,177
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

A summary of the Company’s TDRs that were placed on nonaccrual status at June 30, 2018 and December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
	Retail Installment Contracts (a)
	(Dollar amounts in thousands)
TDRs on cost recovery method (b)	$1,161,487	$790,461
TDRs on cash basis accounting	393,373	599,912
Total nonaccrual TDR principal	$1,554,860	$1,390,373
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.
(b) Out of the total TDRs on cost recovery basis, $1,022,007 and $652,679 of TDRs were less than 60 days past due as of June 30, 2018 and December 31, 2017, respectively. The Company applied $142,523 and $56,740 of interest received, on these loans, towards recorded investment (as compared to interest income), in accordance with cost recovery method as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, and December 31, 2017, the Company did not have any Dealer Loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance — beginning of period	$5,978,182	$5,792,102	$6,261,431	$5,637,792
New TDRs	715,331	787,278	1,294,591	1,653,556
Charge-offs	(425,172)	(448,502)	(942,706)	(931,427)
Paydowns (a)	(337,062)	(202,162)	(682,922)	(433,891)
Other transfers	930	676	1,815	3,362
Balance — end of period	$5,932,209	$5,929,392	$5,932,209	$5,929,392
(a) Includes discount accreted in interest income for the period.
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
The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,958,564	$6,261,894
TDR - Impairment	1,496,580	1,731,320
TDR - Allowance ratio	25.1%	27.6%

Non-TDR - Unpaid principal balance	$21,414,617	$19,681,394
Non-TDR - Allowance	1,641,214	1,529,815
Non-TDR Allowance ratio	7.7%	7.8%

Total - Unpaid principal balance	$27,373,181	$25,943,288
Total - Allowance	3,137,794	3,261,135
Total - Allowance ratio	11.5%	12.6%

The allowance ratio for TDR retail installment contracts decreased from December 31, 2017 to June 30, 2018. The decrease in the TDR allowance ratio is primarily driven by the non-accrual of interest income for certain TDR loans which is offset in the impairment as it reduces the carrying value of TDR loans.

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $7.0 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the six months ended June 30, 2018, the Company completed on-balance sheet funding transactions totaling approximately $9.2 billion, including:

•	three securitizations on the Company's SDART platform for approximately $3.3 billion;

•	two securitizations on the Company's DRIVE, deeper subprime platform, for approximately $2.1 billion;

•	one private lease securitization for approximately $1.2 billion;

•	one lease securitization on our SRT Platform for approximately 1.0 billion;

•	one private amortizing lease facility for approximately 1.0 billion;

•	issuance of retained bonds on the Company's SDART platform for approximately $304 million; and

•	issuance of retained bonds on the Company's DRIVE platform for approximately $191 million.
The Company also completed approximately $2.6 billion in asset sales to Santander.

As of June 30, 2018 and December 31, 2017, the Company's debt consisted of the following:

	June 30, 2018	December 31, 2017
Third - party revolving credit facilities	$4,502,823	$4,848,316
Related - party revolving credit facilities	3,125,963	3,754,223
Total revolving credit facilities	7,628,786	8,602,539

Public securitizations	18,596,190	14,993,258
Privately issued amortizing notes	5,704,630	7,564,637
Total secured structured financings	24,300,820	22,557,895
Total debt	$31,929,606	$31,160,434
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has two credit facilities with seven banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of June 30, 2018 and December 31, 2017, there was an outstanding balance of $1.9 billion and $2.0 billion, respectively, on these facilities in aggregate. These facilities require reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.
Repurchase Facilities
The Company obtains financing through four investment management agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of June 30, 2018 and December 31, 2017, there was an outstanding balance of $456 million and $744 million, respectively, under these repurchase facilities.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company's debt with these affiliated entities consisted of the following:

	As of June 30, 2018 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	$—	$1,000,000	$107,253	$595,000
Line of credit	Santander-NY	122,200	750,000	575,135	687,900
Line of credit	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$3,122,200	$7,750,000

	As of June 30, 2017 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of Credit	Santander-NY	$—	$500,000	$171,236	$500,000
Line of credit	Santander-NY	825,000	1,000,000	997,940	1,000,000
Line of Credit	Santander-NY	—	1,000,000	796,214	1,000,000
Line of Credit	Santander-NY	—	750,000	—	—
Promissory Note	SHUSA	300,000	300,000	192,857	300,000
Promissory Note	SHUSA	650,000	650,000	328,571	650,000
Promissory Note	SHUSA	500,000	500,000	179,577	500,000
Line of Credit	SHUSA	—	3,000,000	139,973	750,000
		$2,275,000	$7,700,000
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
Under an agreement with Santander, the Company pays a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee is paid against each month's ending balance. The guarantee fee only applies to additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. The Company recognized guarantee fee expense of $3.6 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.
The Company also has derivative financial instruments with Santander and affiliates (all of which were subsequently amended to reflect clearing with central clearing counterparties) with outstanding notional amounts of $1.3 billion and $3.7 billion at June 30, 2018 and December 31, 2017, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of $3 million and $2 million at June 30, 2018 and December 31, 2017, respectively. Interest on these agreements includes amounts totaling $460 thousand and $216 thousand for the six months ended June 30, 2018 and 2017, respectively.
Secured Structured Financings
The Company's secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. The Company has completed six securitizations year-to-date in 2018 and currently has 44 securitizations outstanding in the market with a cumulative ABS balance of approximately $13 billion.
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

	Six Months Ended June 30,
	2018	2017
	(Dollar amounts in thousands)
Net cash provided by operating activities	$3,413,047	$2,215,804
Net cash used in investing activities	(4,773,776)	(2,352,925)
Net cash provided by financing activities	724,120	317,933
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $1.2 billion from the six months ended June 30, 2017 to the six months ended June 30, 2018, mainly due to the lower provision for credit losses of $344 million and higher proceeds of $1.1 billion from assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $2.4 billion from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to the increase of $1.7 billion lease vehicle purchases and $1.6 billion of disbursements on finance receivables held for investment, offset by increase of $0.7 billion in proceeds from sale of leased vehicles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $406 million from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to the increase of proceeds from notes payable, offset by dividend payment of $36 million.

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
The following table summarizes the Company's contractual obligations as of June 30, 2018:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,701	$26,079	$24,863	$38,399	$102,042
Notes payable - revolving facilities	1,467,063	4,357,960	1,800,000	—	7,625,023
Notes payable - secured structured financings	1,524,792	7,986,566	10,263,313	4,587,170	24,361,841
Contractual interest on debt	903,477	880,000	226,537	1,513,152	3,523,166
	$3,908,033	$13,250,605	$12,314,713	$6,138,721	$35,612,072

Risk Management Framework

The Company's risk management framework is overseen by its Board, the Board's Risk Committee (RC), its management committees, its executive management team, an independent risk management function, an internal audit function and all of its associates. The RC, along with the Company's full Board, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company's risk profile. The Company's primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding the Company's risk management framework, please refer to the Risk Management Framework section of the Company's 2017 Annual Report on Form 10-K.

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
The Company's Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company's asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to manage its desired outcome. As of June 30, 2018, the notional value of the Company's interest rate swap agreements was $6.8 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of June 30, 2018 the notional value of the Company’s interest rate cap agreements was $18.4 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of June 30, 2018, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would increase the Company's net interest income by $3 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of June 30, 2018, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's MVE by $58 million.
Collateral Risk
The Company's lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company's residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the second quarter of 2018, approximately 87% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of June 30, 2018, it had thirteen);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of June 30, 2018, Santander and affiliates provided 10% of its funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of June 30, 2018, the highest single lender's commitment was 20%);

•
that no more than 35% of the Company's debt mature in the next six months and no more than 65% of the Company's debt mature in the next twelve months (as of June 30, 2018, 6% and 12% of the Company's debt is scheduled to mature in the next six and twelve months, respectively); and

•
that the Company maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company's expected peak usage over the following twelve months (as of June 30, 2018, the Company had twelve-month rolling unused capacity of $12.2 billion).

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
The Company generally seeks funding first from structured secured financings, second from third-party credit facilities, and last from Santander. The Company believes this strategy helps reduce its reliance on borrowings under funding commitments from Santander and SHUSA. Additionally, the Company can reduce originations to significantly lower levels if necessary during times of limited liquidity.
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
Recent Accounting Pronouncements
Information concerning the Company's implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 1- Recently Issued Accounting Pronouncements, in the accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Incorporated by reference from Part I, Item 2 - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Risk Management Framework” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2018, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analyses to validate the accuracy and completeness of the financial results impacted by the control deficiencies including the validation of data underlying key financial models and the addition of substantive logic inspection, fluctuation analysis and testing procedures. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. As a result, management concluded the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with U.S. GAAP.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2018, as a result of material weaknesses in the following areas:

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

This material weakness relates to the following financial statement line items: the credit loss allowance, provision for credit losses, and the related disclosures within Note 2 - Finance Receivables and Note 4 - Credit Loss Allowance and Credit Quality, in the accompanying condensed consolidated financial statements.

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

This material weakness relates to the following financial statement line items: finance receivables held for investment, net, finance receivables held for sale, net, interest on finance receivables and loans, provision for credit losses, investment gains and losses, net, and the related disclosures within Note 2 - Finance Receivables, Note 4 - Credit Loss Allowance and Credit Quality and Note 16 - Investment Gains (Losses), Net, in the accompanying condensed consolidated financial statements.

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

While progress has been made to remediate all of these areas, as of June 30, 2018, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference should be made to Note 10 to the accompanying condensed consolidated financial statements, which is incorporated herein by reference, for information regarding legal proceedings in which the Company is involved, which supplements the discussion of legal proceedings set forth in Note 11 to the accompanying consolidated financial statements of the 2017 Annual Report on Form 10-K.

Item 1A.	Risk Factors
Our 2017 Annual Report on Form 10-K includes a detailed discussion of our risk factors in Part I, Item IA "Risk Factors." The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.
SC's agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. If we fail to meet certain of these performance conditions, FCA may elect to terminate the agreement. In addition, FCA has the option to acquire an equity participation in the Chrysler Capital portion of SC's business.
In February 2013, SC entered into the Chrysler Agreement with FCA under which SC launched the Chrysler Capital brand, which originates private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services that SC provides under the Chrysler Agreement, which launched May 1, 2013, include credit lines to finance FCAfranchised dealers’ acquisitions of vehicles and other products that FCA sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SC may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. In accordance with the terms of the Chrysler Agreement, in May 2013, SC paid FCA a $150 million upfront, nonrefundable payment, which will be amortized over ten years. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.
As part of the Chrysler Agreement, SC received limited exclusivity rights to participate in specified minimum percentages of certain of FCA's financing incentive programs, which include loan rate subvention and automotive lease residual support subvention. SC has committed to certain revenue sharing arrangements. SC bears the risk of loss on loans originated pursuant to the Chrysler Agreement, while FCA shares in any residual gains and losses in respect of automotive leases, subject to specific provisions in the Chrysler Agreement, including limitations on our participation in gains and losses.
In addition, under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. There is no maximum limit on the size of FCA's potential equity participation. Although the Chrysler Agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that SC ultimately receives less than what SC believes to be the fair market value for such interest, and the loss of SC's associated revenue and profits may not be offset fully by the immediate proceeds for such interest. There can be no assurance that SC would be able to redeploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing SC's profitability. Moreover, the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, but termination of the Chrysler Agreement or a significant change in the business relationship between SC and FCA could materially adversely affect SC's operations, including the origination of receivables through the Chrysler Capital portion of SC's business and the servicing of Chrysler Capital receivables, and there can be no assurance that SC could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to SC and have a material adverse effect on its business, financial condition and results of operations.
The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. SC's obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. SC did not meet these penetration rates.

FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC becomes, control, or become controlled by, an OEM that competes with FCA or (iii) certain of our credit facilities become impaired.
Our ability to realize the full strategic and financial benefits of our relationship with FCA depends in part on the successful development of our Chrysler Capital business, which will require a significant amount of management's time and effort. If FCA exercises its purchase option, or if the Chrysler Agreement were to terminate, or the Company otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of our portfolio, liquidity, funding and growth, and the Company's ability to implement its business strategy could be materially adversely affected. On July 11, 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and SC entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander UK and certain other affiliates of Santander (collectively, the Group). During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander U.K. on these accounts in the first half of 2018 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two U.K. nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first half of 2018. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the first half of 2018.

The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits for the period ended June 30, 2018, which were negligible relative to the overall revenues and profits of Santander. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1	Tolling Agreement, dated July 11, 2018, by and between FCA US LLC and Santander Consumer USA Inc.
10.2*	Offer Letter, by and among Fahmi Karam and Santander Consumer USA Holdings, Inc. and Santander Consumer USA Inc., dated May 1, 2018 #
10.3*	Separation Agreement and Release of Waiver of Claims, by and among Donald Goin and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated March 9, 2018 #
10.4*	Separation Agreement and Release of Waiver of Claims, by and among Dale Cochran II and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated May 7, 2018 #
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement

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
Name: Scott Powell
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott Powell	President and Chief Executive Officer	July 31, 2018
Scott Powell	(Principal Executive Officer)
/s/ Juan Carlos Alvarez de Soto	Chief Financial Officer	July 31, 2018
Juan Carlos Alvarez de Soto	(Principal Financial and Accounting Officer)