Form 10-Q
period 2018-09-30
Santander Consumer USA Holdings Inc.
filed 2018-11-07
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Stock ($0.01 par value)	359,351,215 shares

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection

IPO	SC's Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	Risk Committee
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts acquired individually	Includes purchased non-credit impaired finance receivables
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC , a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets		(As Revised-Note 1)
Cash and cash equivalents - $18,909 and $106,295 held at affiliates, respectively	$81,435	$527,805
Finance receivables held for sale, net	933,380	2,210,421
Finance receivables held for investment, net	24,839,583	22,394,286
Restricted cash - $341 and $2,529 held at affiliates, respectively	2,130,130	2,553,902
Accrued interest receivable	304,538	340,618
Leased vehicles, net	13,183,793	10,160,327
Furniture and equipment, net of accumulated depreciation of $67,823 and $55,525, respectively	62,852	69,609
Federal, state and other income taxes receivable	99,308	95,060
Related party taxes receivable	467	467
Goodwill	74,056	74,056
Intangible assets, net of amortization of $43,906 and $36,616, respectively	32,177	29,734
Due from affiliates	9,814	33,270
Other assets	1,055,422	913,244
Total assets	$42,806,955	$39,402,799
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$5,632,053	$4,848,316
Notes payable — secured structured financings	24,867,297	22,557,895
Notes payable — related party	3,003,529	3,754,223
Accrued interest payable	44,555	38,529
Accounts payable and accrued expenses	453,834	429,531
Deferred tax liabilities, net	1,138,088	892,415
Due to affiliates	69,804	82,382
Other liabilities	456,580	333,806
Total liabilities	35,665,740	32,937,097
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
361,986,423 and 360,779,465 shares issued and 359,346,730 and 360,527,463 shares outstanding, respectively	3,593	3,605
Additional paid-in capital	1,647,738	1,681,558
Accumulated other comprehensive income, net	56,601	44,262
Retained earnings	5,433,283	4,736,277
Total stockholders’ equity	7,141,215	6,465,702
Total liabilities and equity	$42,806,955	$39,402,799

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit were as follows:

	September 30, 2018	December 31, 2017
Assets		As Revised (Note 1)
Restricted cash	$1,570,773	$1,995,557
Finance receivables held for sale, net	—	1,106,393
Finance receivables held for investment, net	23,948,565	21,681,882
Leased vehicles, net	13,183,793	10,160,327
Various other assets	721,765	747,101
Total assets	$39,424,896	$35,691,260
Liabilities
Notes payable	$31,243,698	$28,467,942
Various other liabilities	113,193	197,969
Total liabilities	$31,356,891	$28,665,911

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Revised-Note 1)		(As Revised-Note 1)
Interest on finance receivables and loans	$1,227,129	$1,218,299	$3,606,675	$3,680,533
Leased vehicle income	583,097	457,932	1,625,272	1,305,429
Other finance and interest income	8,522	6,385	24,153	15,415
Total finance and other interest income	1,818,748	1,682,616	5,256,100	5,001,377
Interest expense — Including $40,868, $35,132, $126,541 and $109,648 to affiliates, respectively	285,583	250,674	800,564	711,134
Leased vehicle expense	389,076	339,581	1,108,094	927,976
Net finance and other interest income	1,144,089	1,092,361	3,347,442	3,362,267
Provision for credit losses	597,914	571,012	1,514,799	1,765,518
Net finance and other interest income after provision for credit losses	546,175	521,349	1,832,643	1,596,749
Profit sharing	1,652	5,945	18,882	22,333
Net finance and other interest income after provision for credit losses and profit sharing	544,523	515,404	1,813,761	1,574,416
Investment losses, net — Including $4,218, $29,081, $24,298 and $22,900 from affiliates, respectively	(86,320)	(52,592)	(255,474)	(228,513)
Servicing fee income — Including $12,158, $2,739, $33,605 and $8,627 from affiliates, respectively	26,409	28,673	80,129	92,310
Fees, commissions, and other — Including $4,303, $225 and $5,072 and $830 from affiliates, respectively	84,552	82,866	247,423	275,025
Total other income	24,641	58,947	72,078	138,822
Compensation expense	119,722	134,169	360,325	398,325
Repossession expense	62,189	66,877	197,930	205,445
Other operating costs — Including $2,473, $1,037, $7,468 and $3,403 to affiliates, respectively	90,431	96,857	278,949	281,626
Total operating expenses	272,342	297,903	837,204	885,396
Income before income taxes	296,822	276,448	1,048,635	827,842
Income tax expense	64,874	77,879	237,047	232,484
Net income	$231,948	$198,569	$811,588	$595,358

Net income	$231,948	$198,569	$811,588	$595,358
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of ($2,078), $201, $903 and $297, respectively	(5,848)	(379)	6,190	(778)
Comprehensive income	$226,100	$198,190	$817,778	$594,580
Net income per common share (basic)	$0.64	$0.55	$2.25	$1.66
Net income per common share (diluted)	$0.64	$0.55	$2.24	$1.65
Dividend declared per common share	$0.20	$—	$0.30	$—
Weighted average common shares (basic)	360,725,330	359,619,083	360,898,973	359,397,063
Weighted average common shares (diluted)	361,445,223	360,460,353	361,714,123	360,069,449

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2017	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
Cumulative-effect adjustment upon adoption of ASU 2016-09	—	—	1,439	—	25,113	26,552
Stock issued in connection with employee incentive compensation plans	871	9	1,582	—	—	1,591
Stock-based compensation expense	—	—	12,166	—	—	12,166
Purchase of treasury stock	(29)	—	(404)	—	—	(404)
Tax sharing with affiliate	—	—	(2)	—	—	(2)
Net income (As Revised-Note 1)	—	—	—	—	595,358	595,358
Other comprehensive income (loss), net of taxes	—	—	—	(778)	—	(778)
Balance — September 30, 2017	359,750	$3,598	$1,672,392	$27,481	$4,169,631	$5,873,102

Balance — January 1, 2018	360,527	$3,605	$1,681,558	$44,262	$4,736,277	$6,465,702
Cumulative-effect adjustment upon adoption of ASU 2018-02 (Note 1)	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	1,208	12	5,712	—	—	5,724
Stock-based compensation expense	—	—	6,892	—	—	6,892
Stock repurchase/Treasury stock	(2,388)	(24)	(50,155)	—	—	(50,179)
Dividends	—	—	—	—	(108,433)	(108,433)
Tax sharing with affiliate	—	—	3,731	—	—	3,731
Net income	—	—	—	—	811,588	811,588
Other comprehensive income (loss), net of taxes	—	—	—	6,190	—	6,190
Balance — September 30, 2018	359,347	$3,593	$1,647,738	$56,601	$5,433,283	$7,141,215

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:		As Revised-Note 1
Net income	$811,588	$595,358
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(12,999)	(7,694)
Provision for credit losses	1,514,799	1,765,518
Depreciation and amortization	1,211,386	1,013,738
Accretion of discount	(127,238)	(193,473)
Originations and purchases of receivables held for sale	(1,790,552)	(2,773,407)
Proceeds from sales of and collections on receivables held for sale	3,043,148	3,032,688
Change in revolving personal loans, net	(147,976)	(139,358)
Investment losses, net	255,474	228,513
Stock-based compensation	6,892	12,166
Deferred tax expense	242,361	257,385
Changes in assets and liabilities:
Accrued interest receivable	22,599	11,986
Accounts receivable	9,828	(6,049)
Federal income tax and other taxes	(4,257)	(24,823)
Other assets	(77,235)	(61,765)
Accrued interest payable	8,151	(86)
Other liabilities	113,602	(28,176)
Due to/from affiliates	6,062	27,858
Net cash provided by operating activities	5,085,633	3,710,379
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(11,856,650)	(8,448,231)
Purchases of portfolios of finance receivables held for investment	(183,824)	(228,843)
Collections on finance receivables held for investment	8,035,336	7,700,586
Proceeds from sale of loans held for investment	—	135,577
Leased vehicles purchased	(7,678,161)	(4,718,388)
Manufacturer incentives received	785,499	787,093
Proceeds from sale of leased vehicles	2,722,688	1,807,729
Change in revolving personal loans, net	70,861	57,761
Purchases of furniture and equipment	(7,065)	(15,113)
Sales of furniture and equipment	95	747
Other investing activities	(10,070)	(5,852)
Net cash used in investing activities	(8,121,291)	(2,926,934)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	12,870,460	12,272,344
Payments on notes payable related to secured structured financings	(10,586,031)	(10,638,153)
Proceeds from unsecured notes payable	—	6,165,000
Payments on unsecured notes payable	—	(4,885,577)
Proceeds from notes payable	20,179,195	15,466,611
Payments on notes payable	(20,145,458)	(19,129,562)
Proceeds from stock option exercises, gross	5,962	4,970
Dividends paid	(108,433)	—
Shares repurchased	(50,179)	—
Net cash provided by (used in) financing activities	2,165,516	(744,367)
Net increase (decrease) in cash and cash equivalents and restricted cash	(870,142)	39,078
Cash and cash equivalent and restricted cash — Beginning of period	3,081,707	2,917,479
Cash and cash equivalents and restricted cash — End of period	$2,211,565	$2,956,557
Supplemental cash flow information:
Cash and cash equivalents	$81,435	$397,311
Restricted cash	2,130,130	2,559,246
Total cash and cash equivalents and restricted cash	$2,211,565	$2,956,557
Noncash investing and financing transactions:
Transfer of notes payable between secured and unsecured notes payable	$—	$495,991
See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.     Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
SC, or the Company, is the holding company for SC Illinois, and its subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination and securitization of retail installment contracts, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.
Since May 2013, under the Chrysler Agreement with FCA, the Company has been FCA's preferred provider for consumer loans and leases and Dealer Loans. Under the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as Dealer Loans for inventory, construction, real estate, working capital and revolving lines of credit. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers as well as Dealer Loans.

In June 2018, the Company announced that it was in exploratory discussions with FCA regarding the future of FCA’s U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. The likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined. In July 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.
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
As of September 30, 2018, the Company was owned approximately 68.3% by SHUSA, a subsidiary of Santander, and approximately 31.7% by other shareholders.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2017 Annual Report on Form 10-K.
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
Corrections to Previously Reported Amounts
In connection with preparing its financial statements for the quarter ended September 30, 2018, the Company identified and corrected two immaterial errors. To correct the errors, the Company has prepared its consolidated financial statement as of and for the period ended September 30, 2018 on a corrected basis and revised its comparative consolidated financial statements included within. The matters giving rise to the corrections are summarized below:

•
For core retail auto loans originated after January 1, 2017, as previously disclosed, the Company had determined past due status using a 90% required minimum payment threshold, while continuing to use a 50% threshold to report past due status on core retail auto loans originated prior to that date. The Company treated the change as a change in estimate. In Q3 2018, the Company determined that a borrower's payment of 50% of the contractual amount was not sufficient to qualify as substantially all of the contractual payments due, and historically a 90% required minimum payment threshold should be used for all loans and our prior reporting was in error. Therefore, the consolidated financial statements and related delinquency disclosures have been corrected to be on that basis.

•
On January 1, 2017, as previously disclosed, the Company prospectively began classifying as non-accrual loans (1) any loans designated as TDRs and 60+ days past due at the time of TDR and (2) any loans less than 60 days past due at the time of TDR that had a third instance of deferral. These TDR loans were also placed on a cost recovery basis from that time forward and not returned to accrual status until there was sustained evidence of collectability. The Company treated the change as a change in estimate. In Q3 2018, the Company determined the changes in both nonaccrual designation and cost recovery basis were in error and, in turn, has corrected the error by reverting to its accounting policy at December 31, 2016 whereby loans are placed on non-accrual when they are 60+ days past due status, and reversing the impacts of the change going back to January 1, 2017.

The following tables summarize the impacts of the corrections on the Company’s Consolidated Balance Sheet:

	June 30, 2018			March 31, 2018			December 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Assets
Finance receivable held for investment, net	24,096,770	(39,606)	24,057,164	22,587,358	(35,712)	22,551,646	22,427,769	(33,483)	22,394,286
Accrued interest receivable	286,164	23,658	309,822	269,258	19,264	288,522	326,640	13,978	340,618
Total assets	$41,173,136	$(15,948)	$41,157,188	$40,045,188	$(16,448)	$40,028,740	$39,422,304	$(19,505)	$39,402,799
Liabilities and Equity
Liabilities:
Deferred tax liabilities, net	1,079,557	(3,849)	1,075,708	966,444	(3,965)	962,479	897,121	(4,706)	892,415
Total liabilities	$34,127,402	$(3,849)	$34,123,553	$33,319,173	$(3,965)	$33,315,208	$32,941,803	$(4,706)	$32,937,097

Total stockholders' equity	7,045,734	(12,099)	7,033,635	6,726,015	(12,483)	6,713,532	6,480,501	(14,799)	6,465,702
Total liabilities and equity	$41,173,136	$(15,948)	$41,157,188	$40,045,188	$(16,448)	$40,028,740	$39,422,304	$(19,505)	$39,402,799

	September 30, 2017			June 30, 2017			March 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Assets
Finance receivable held for investment, net	22,667,203	(29,211)	22,637,992	23,634,914	(21,165)	23,613,749	23,444,625	(9,373)	23,435,252
Accrued interest receivable	330,554	9,744	340,298	330,710	3,023	333,733	306,742	2,123	308,865
Total assets	$38,765,557	$(19,467)	$38,746,090	$39,507,482	$(18,142)	$39,489,340	$39,061,940	$(7,250)	$39,054,690
Liabilities and Equity
Liabilities:
Deferred tax liabilities, net	1,515,932	(7,335)	1,508,597	1,419,820	(6,829)	1,412,991	1,342,055	(2,714)	1,339,341
Total liabilities	$32,880,323	$(7,335)	$32,872,988	$33,828,749	$(6,829)	$33,821,920	$33,642,942	$(2,714)	$33,640,228

Total stockholders' equity	5,885,234	(12,132)	5,873,102	5,678,733	(11,313)	5,667,420	5,418,998	(4,536)	5,414,462
Total liabilities and equity	$38,765,557	$(19,467)	$38,746,090	$39,507,482	$(18,142)	$39,489,340	$39,061,940	$(7,250)	$39,054,690

The following tables summarize the impacts of the corrections on the Consolidated Statements of Income and Comprehensive Income:

	Six months ended June 30, 2018			Three months ended June 30, 2018			Three months ended March 31, 2018
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Interest on finance receivable and loans	2,270,673	108,873	2,379,546	1,156,536	54,470	1,211,006	1,114,137	54,403	1,168,540
Provision for credit losses	811,570	105,315	916,885	352,575	53,969	406,544	458,995	51,346	510,341
Income (loss) before income taxes	748,255	3,558	751,813	448,645	501	449,146	299,610	3,057	302,667
Income tax expense	171,315	857	172,172	114,004	116	114,120	57,311	741	58,052
Net income (loss)	576,940	2,700	579,640	334,641	385	335,026	242,299	2,315	244,614

Net income (loss) per common share (basic)	$1.60	$0.01	$1.61	$0.93	$—	$0.93	$0.67	$0.01	$0.68
Net income (loss) per common share (diluted)	$1.59	$0.01	$1.60	$0.92	$0.01	$0.93	$0.67	$0.01	$0.68

	For the year ended December 31, 2017			Nine months ended September 30, 2017			Three months ended September 30, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Interest on finance receivable and loans	4,755,678	89,945	4,845,623	3,626,497	54,036	3,680,533	1,185,059	33,240	1,218,299
Provision for credit losses	2,254,361	109,450	2,363,811	1,692,015	73,503	1,765,518	536,447	34,565	571,012
Income (loss) before income taxes	823,514	(19,505)	804,009	847,309	(19,467)	827,842	277,773	(1,325)	276,448
Income tax expense	(364,092)	(4,706)	(368,798)	239,819	(7,335)	232,484	78,385	(506)	77,879
Net income (loss)	1,187,606	(14,799)	1,172,807	607,490	(12,132)	595,358	199,388	(819)	198,569

Net income (loss) per common share (basic)	$3.30	$(0.04)	$3.26	$1.69	$(0.03)	$1.66	$0.55	$—	$0.55
Net income (loss) per common share (diluted)	$3.30	$(0.04)	$3.26	$1.69	$(0.04)	$1.65	$0.55	$—	$0.55

	Six months ended June 30, 2017			Three months ended June 30, 2017			Three months ended March 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Interest on finance receivable and loans	2,441,438	20,796	2,462,234	1,232,252	(8,167)	1,224,085	1,209,186	28,963	1,238,149
Provision for credit losses	1,155,568	38,938	1,194,506	520,555	2,725	523,280	635,013	36,213	671,226
Income (loss) before income taxes	569,536	(18,142)	551,394	348,108	(10,892)	337,216	221,428	(7,250)	214,178
Income tax expense	161,434	(6,829)	154,605	83,433	(4,115)	79,318	78,001	(2,714)	75,287
Net income (loss)	408,102	(11,314)	396,788	264,675	(6,777)	257,898	143,427	(4,536)	138,891

Net income (loss) per common share (basic)	$1.14	$(0.04)	$1.10	$0.74	$(0.02)	$0.72	$0.40	$(0.01)	$0.39
Net income (loss) per common share (diluted)	$1.13	$(0.03)	$1.10	$0.74	$(0.02)	$0.72	$0.40	$(0.01)	$0.39

The following tables summarize the impacts of the corrections on the Consolidated Statement of Cash Flows:

	Six months ended June 30, 2018			Three months ended March 31, 2018			For the year ended December 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Net cash provided by operating activities	3,413,047	99,192	3,512,239	1,835,235	49,117	1,884,352	3,766,605	75,968	3,842,573
Net cash used in investing activities	(4,773,776)	(99,192)	(4,872,968)	(1,528,057)	(49,117)	(1,577,174)	(3,415,591)	(75,968)	(3,491,559)

	Nine months ended September 30, 2017			Six months ended June 30, 2017			Three months ended March 31, 2017
	Reported (a)	Corrections	Revised	Reported (a)	Corrections	Revised	Reported (a)	Corrections	Revised
Net cash provided by operating activities	3,666,086	44,293	3,710,379	2,215,804	17,773	2,233,577	1,464,010	26,840	1,490,850
Net cash used in investing activities	(2,882,641)	(44,293)	(2,926,934)	(2,352,925)	(17,773)	(2,370,698)	(1,165,288)	(26,840)	(1,192,128)
(a) Adjusted for ASU 2016-18 Statement of Cash Flows (Topic 230) for periods ended September 30, 2017, June 30, 2017, and March 31, 2017
In addition to the revision of the Company’s consolidated financial statements, information within the footnotes to the consolidated statements has been revised to reflect the correction of the errors discussed above. The following table summarizes the impacts of the corrections of those items, including table disclosures in Note 4 Credit Loss Allowance and Credit Quality:

	June 30, 2018			March 31, 2018			December 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
TDR - Unpaid principal balance	$5,958,564	$139,716	$6,098,280	$5,998,768	$97,110	$6,095,878	$6,261,894	$52,141	$6,314,035
TDR - Impairment	1,496,580	167,642	1,664,222	1,595,465	120,667	1,716,132	1,731,320	72,812	1,804,132
TDR allowance ratio	25.1%	2.2%	27.3%	26.6%	1.6%	28.2%	27.6%	1.0%	28.6%

Nonaccrual loans TDRs	1,554,860	(957,705)	597,155	1,346,148	(781,215)	564,933	1,390,373	(583,435)	806,938

Delinquencies for our retail installment contracts held for investment:
Principal, 30-59 days past due	2,535,166	116,651	2,651,817	2,238,425	95,020	2,333,445	2,827,678	130,517	2,958,195
Delinquent principal over 59 days	1,151,410	83,092	1,234,502	1,089,648	72,663	1,162,311	1,544,583	101,206	1,645,789
Total delinquent principal	3,686,576	199,743	3,886,319	3,328,073	167,683	3,495,756	4,372,261	231,723	4,603,984

	September 30, 2017			June 30, 2017			March 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
TDR - Unpaid principal balance	$6,276,659	$24,499	$6,301,158	$5,880,317	$9,978	$5,890,295	$5,788,390	$1,251	$5,789,641
TDR - Impairment	1,782,114	40,400	1,822,514	1,686,159	18,337	1,704,496	1,604,489	8,033	1,612,522
TDR allowance ratio	28.4%	0.5%	28.9%	28.7%	0.3%	29.0%	27.7%	0.1%	27.8%

Nonaccrual loans TDRs	Not applicable, since disclosure started in Q4'2017			Not applicable, since disclosure started in Q4'2017			Not applicable, since disclosure started in Q4'2017

Delinquencies for our retail installment contracts held for investment:
Principal, 30-59 days past due	2,580,226	114,104	2,694,330	2,709,606	133,781	2,843,387	2,345,995	98,728	2,444,723
Delinquent principal over 59 days	1,464,543	76,580	1,541,123	1,417,461	92,946	1,510,407	1,153,369	72,318	1,225,687
Total delinquent principal	4,044,769	190,684	4,235,453	4,127,067	226,727	4,353,794	3,499,364	171,046	3,670,410

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
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The primary effect of the ASU is to replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The ASU is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of reviewing its lease contracts and examining the practical expedients and accounting policy elections provided in the ASU, as well as ensuring the Company's control environment and reporting processes reflect the requirements of the ASU. Upon adoption, for our operating leases where the Company is the lessee (primarily our facilities leases), the Company's balance sheet will include a right-of-use asset and lease liability that will be derecognized in a manner that effectively yields a straight-line lease expense over the lease term. In addition, the Company will no longer capitalize certain initial direct costs in connection with lease originations where it is the lessor. The ASU will be applied on a modified retrospective basis with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Comparative periods presented in the financial statement and associated required disclosures will continue to be presented in accordance with Topic 840. The Company currently plans to adopt the ASU on January 1, 2019. The Company does not anticipate that the adoption of the ASU will have a material impact to our financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

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

•	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•	ASU 2018-09, Codification Improvements

2.	Finance Receivables (As Revised)
Held For Investment
Finance receivables held for investment, net is comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Retail installment contracts acquired individually (a) (b)	$24,784,966	$22,329,026
Purchased receivables-Credit Impaired	20,673	27,839
Receivables from dealers	14,787	15,623
Personal loans	2,507	4,459
Capital lease receivables (Note 3)	16,650	17,339
Finance receivables held for investment, net	$24,839,583	$22,394,286
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As at September 30, 2018 and December 31, 2017, $14,138 and $22,124 of loans were recorded at fair value (Note 13).
(b) During the three months ended September 30, 2018, the Company purchased finance receivables from a third party lender for $67,249. The unpaid principal balance of these loans as of the acquisition date was $74,086. The Company determined that the acquired loans were non-credit impaired loans because they either did not have evidence of credit quality deterioration or it was not probable that the Company would not collect all contractually required payments, which was evaluated using a number of factors including the loan’s delinquency status, borrower’s credit status, and roll rates. Accordingly, these loans are accounted for in accordance with ASC 310 - 20. Under ASC 310-20, the difference between the loan's principal balance, at the time of purchase, and the fair value is recognized as an adjustment of yield over the life of the loan. All other policies related to interest income, calculation of allowance for loan losses, and recognizing TDRs would be similar to retail installment contracts acquired individually and are originated by the Company.
The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$22,483,913	$5,759,094	$14,942	$3,266
Credit loss allowance - specific	—	(1,559,808)	—	—
Credit loss allowance - collective	(1,740,862)	—	(155)	(897)
Discount	(191,421)	(48,787)	—	—
Capitalized origination costs and fees	77,832	5,005	—	138
Net carrying balance	$20,629,462	$4,155,504	$14,787	$2,507

	December 31, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$19,679,082	$6,314,035	$15,787	$6,887
Credit loss allowance - specific	—	(1,804,132)	—	—
Credit loss allowance - collective	(1,540,315)	—	(164)	(2,565)
Discount	(309,191)	(74,832)	—	(1)
Capitalized origination costs and fees	58,638	5,741	—	138
Net carrying balance	$17,888,214	$4,440,812	$15,623	$4,459
Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $524,772 and $641,158 of the unpaid principal balance represented fleet contracts with commercial borrowers as of September 30, 2018 and December 31, 2017, respectively.
During the nine months ended September 30, 2018 and 2017, the Company originated $6,452,924 and $5,168,089, respectively, in Chrysler Capital loans which represented 48% and 46%, respectively, of the total retail installment contract originations (unpaid principal balance). As of September 30, 2018 and December 31, 2017, the Company's carrying value of auto retail installment contract portfolio consisted of $8,684,860 and $8,249,803, respectively, of Chrysler Capital loans which represents 35% and 37%, respectively, of the Company's carrying value of auto retail installment contract portfolio.
As of September 30, 2018, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (11%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables - Credit impaired

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Outstanding balance	$32,642	$43,474
Outstanding recorded investment, net of impairment	20,833	28,069

Changes in accretable yield on the Company’s purchased receivables portfolios-credit impaired for the periods indicated were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance — beginning of period	$18,368	$87,994	$19,464	$107,041
Accretion of accretable yield	(1,974)	(5,223)	(7,059)	(26,670)
Disposals/transfers	—	(62,183)	—	(62,183)
Reclassifications from (to) nonaccretable difference (a)	2,111	1,648	6,100	4,048
Balance — end of period	$18,505	$22,236	$18,505	$22,236
(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
During the three and nine months ended September 30, 2018 and 2017, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended September 30, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of zero and for the nine months ended September 30, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $115,959 and $226,613, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of September 30, 2018, borrowers on these dealer receivables are located in Virginia (63%), New York (27%) and Missouri (10%).
Held For Sale
The carrying value of the Company's finance receivables held for sale, net is comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Retail installment contracts acquired individually	$—	$1,148,332
Personal loans	933,380	1,062,089
Finance receivables held for sale, net	$933,380	$2,210,421
Sales of retail installment contracts and proceeds from sales of charged-off assets for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Sales of retail installment contracts to third parties	$—	$—	$—	$260,568
Sale of retail installment contracts to affiliates	274,609	1,347,010	2,905,922	2,583,341
Proceeds from sales of charged-off assets to third parties	3,845	27,954	38,720	76,746

From time to time, the Company retains servicing of retail installment contracts and leases sold to third parties. Total contracts sold to unrelated third parties and/or serviced as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Serviced balance of retail installment contracts and leases	$4,294,459	$5,771,085

3.	Leases
The Company originates operating and capital leases, which are separately accounted for and recorded on the Company's condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Leased vehicles	$17,635,911	$14,285,769
Less: accumulated depreciation	(3,249,421)	(3,110,167)
Depreciated net capitalized cost	14,386,490	11,175,602
Manufacturer subvention payments, net of accretion	(1,262,906)	(1,042,477)
Origination fees and other costs	60,209	27,202
Net book value	$13,183,793	$10,160,327

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2018:

Remainder of 2018	$603,824
2019	2,033,861
2020	1,358,993
2021	375,454
2022	13,027
Thereafter	—
Total	$4,385,159
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Gross investment in capital leases	$24,214	$27,234
Origination fees and other	164	124
Less: unearned income	(4,264)	(4,377)
Net investment in capital leases before allowance	20,114	22,981
Less: allowance for lease losses	(3,464)	(5,642)
Net investment in capital leases	$16,650	$17,339

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of September 30, 2018:

Remainder of 2018	$2,261
2019	7,322
2020	5,944
2021	4,383
2022	3,386
Thereafter	918
Total	$24,214

4.	Credit Loss Allowance and Credit Quality (As Revised)
Credit Loss Allowance
The Company estimates the allowance for credit losses on individually acquired retail installment contracts (including loans acquired from third party lenders that are considered to have no credit deterioration at acquisition) and personal loans held for investment, not classified as TDRs, based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. In developing the allowance, the Company utilizes a loss emergence period assumption, a loss given default assumption applied to recorded investment, and a probability of default assumption. The loss emergence period assumption represents the average length of time between when a loss event is first estimated to have occurred and when the account is charged-off. The recorded investment represents unpaid principal balance adjusted for unaccreted net discounts, subvention from manufacturers, and origination costs. Under this approach, the resulting allowance represents the expected net losses of recorded investment inherent in the portfolio. The Company uses a transition based Markov model for estimating the allowance for credit losses on individually acquired retail installment contracts. This model utilizes the recently observed loan transition rates from various loan statuses, including delinquency and accounting statuses from performing to charge off, to forecast future losses.
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of September 30, 2018 and 2017, the credit loss allowance for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired retail installment contracts and Dealer Loans for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR			Non-TDR	TDR

Balance — beginning of period	$1,651,714	$1,664,222	$158	$1,116	$1,771,309	$1,704,496	$713	$4,362
Provision for credit losses	380,496	217,447	(3)	(135)	140,315	429,677	(546)	1,134
Charge-offs (a)	(701,393)	(524,429)	—	(414)	(711,495)	(507,066)	—	(1,976)
Recoveries	410,045	202,568	—	330	399,522	195,407	—	205
Balance — end of period	$1,740,862	$1,559,808	$155	$897	$1,599,651	$1,822,514	$167	$3,725
(a) For the three months ended September 30, 2018 and September 30, 2017, charge-offs for retail installment contracts acquired individually includes approximately $5 million and $18 million, respectively, for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans

	Non-TDR	TDR			Non-TDR	TDR
Balance — beginning of period	$1,540,315	$1,804,132	$164	$2,565	$1,799,760	$1,611,295	$724	$—
Provision for credit losses	930,595	585,771	(9)	(320)	671,471	1,084,926	(557)	10,275
Charge-offs (a)	(1,962,220)	(1,484,482)	—	(2,177)	(2,105,835)	(1,459,239)	—	(7,194)
Recoveries	1,232,172	654,387	—	829	1,234,255	585,532	—	644
Balance — end of period	$1,740,862	$1,559,808	$155	$897	$1,599,651	$1,822,514	$167	$3,725
(a) For the nine months ended September 30, 2018 and September 30, 2017, charge-offs for retail installment contracts acquired individually includes approximately $19 million and $66 million, respectively, for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance — beginning of period	$3,582	$6,367	$5,642	$9,988
Provision for lease losses	109	432	(1,239)	(597)
Charge-offs	(1,614)	(2,655)	(4,755)	(9,415)
Recoveries	1,387	1,462	3,816	5,630
Balance — end of period	$3,464	$5,606	$3,464	$5,606

There was no impairment activity noted for purchased receivable-credit impaired portfolio for the three and nine months ended September 30, 2018 and September 30, 2017.

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

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due.

The accrual of interest on personal loans continues until the loan is charged off. The unpaid principal balance on personal loans (including revolving personal loans) 90 days or more past due and still accruing totaled $125,287 and $130,034 as of September 30, 2018 and December 31, 2017, respectively.

A summary of delinquencies as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,975,844	$2,618	$2,978,462
Delinquent principal over 59 days (a)	1,560,736	1,750	1,562,486
Total delinquent principal	$4,536,580	$4,368	$4,540,948

	December 31, 2017
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,953,203	$4,992	$2,958,195
Delinquent principal over 59 days (a)	1,642,934	2,855	1,645,789
Total delinquent principal	$4,596,137	$7,847	$4,603,984
(a) Interest is generally accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.

In addition, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$701,017	2.5%	$691,256	2.7%
TDR	725,202	2.6%	806,938	3.1%
Total nonaccrual principal	$1,426,219	5.0%	$1,498,194	5.8%
(a) Percent of unpaid principal balance of retail installment contracts individually held for investment.

The balances in the above tables reflect total unpaid principal balance rather than net recorded investment before allowance.

As of September 30, 2018 and December 31, 2017, there were no receivables from dealers that were 30 days or more delinquent. As of September 30, 2018 and December 31, 2017, there were zero and $1,701, respectively, of retail installment contracts held for sale that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of September 30, 2018 and December 31, 2017 was as follows:

FICO® Band	September 30, 2018 (b)	December 31, 2017 (b)
Commercial (a)	1.9%	2.5%
No-FICOs	11.2%	11.2%
<540	20.4%	21.9%
540-599	32.7%	32.0%
600-639	18.0%	17.3%
>640	15.8%	15.1%

(a)No FICO score is obtained on loans to commercial borrowers.
(b)Percentages are based on unpaid principal balance.

Commercial Lending — The Company's risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Part II, Item 8 - Financial Statements and Supplementary Data (Note 4) in the 2017 Annual Report on Form 10-K. Fleet loan credit quality indicators for retail installment contracts held for investment with commercial borrowers as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Pass	$9,290	$12,276
Special Mention	4,391	5,324
Substandard	338	715
Doubtful	—	—
Loss	—	—
Total (Unpaid principal balance)	$14,019	$18,315
Commercial loan credit quality indicators for receivables from dealers held for investment as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Pass	$14,925	$14,130
Special Mention	17	1,657
Substandard	—	—
Doubtful	—	—
Loss	—	—
Total (Unpaid principal balance)	$14,942	$15,787

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio-credit impaired, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company's TDR balance as of September 30, 2018 and December 31, 2017 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of September 30, 2018 and December 31, 2017, there were no receivables from dealers classified as a TDR.
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

The table below presents the Company’s TDRs as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	Retail Installment Contracts
Outstanding recorded investment (a)	$5,746,081	$6,328,159
Impairment	(1,559,808)	(1,804,132)
Outstanding recorded investment, net of impairment	$4,186,273	$4,524,027
(a) As of September 30, 2018, the outstanding recorded investment excludes $84.6 million of collateral-dependent bankruptcy TDRs that have been written down by $34.3 million to fair value less cost to sell. As of December 31, 2017, the outstanding recorded investment excludes $64.7 million of collateral-dependent bankruptcy TDRs that have been written down by $29.2 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at September 30, 2018 and December 31, 2017, is as follows:

	September 30, 2018	December 31, 2017
	Retail Installment Contracts (a)
Principal, 30-59 days past due	$1,326,903	$1,422,101
Delinquent principal over 59 days	804,161	893,708
Total delinquent TDR principal	$2,131,064	$2,315,809
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

Average recorded investment and interest income recognized on TDR loans are as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$5,968,689	$6,167,737
Interest income recognized	$257,168	$258,882

	Nine Months Ended
	September 30, 2018	September 30, 2017
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$6,167,812	$5,964,045
Interest income recognized	$808,230	$765,724
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017
	Retail Installment Contracts
Outstanding recorded investment before TDR	$471,482	$1,123,080
Outstanding recorded investment after TDR	$472,392	$1,122,450
Number of contracts (not in thousands)	28,004	66,001

	Nine Months Ended
	September 30, 2018	September 30, 2017
	Retail Installment Contracts
Outstanding recorded investment before TDR	$1,779,855	$2,778,407
Outstanding recorded investment after TDR	$1,780,494	$2,776,006
Number of contracts (not in thousands)	105,643	160,098

Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2018 and 2017 are summarized in the following table:

	Three Months Ended
	September 30, 2018	September 30, 2017
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$163,483	$197,953
Number of contracts (not in thousands)	9,924	11,219

	Nine Months Ended
	September 30, 2018	September 30, 2017
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$503,309	$600,117
Number of contracts (not in thousands)	30,171	33,735
(a) For TDR modifications and TDR modifications that subsequently defaults, the allowance methodology remains unchanged; however, the transition rates of the TDR loans are adjusted to reflect the respective risks.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2019	$75,984	$500,000	6.41%	$108,816	$2,357
Warehouse line	Various (a)	352,945	1,250,000	4.27%	525,663	—
Warehouse line (b)	August 2020	3,370,243	4,150,000	3.20%	4,614,029	4,464
Warehouse line (c)	October 2019	244,277	1,800,000	5.51%	342,305	15
Repurchase facility (d) (e)	December 2018	81,810	81,810	3.99%	121,070	12,951
Repurchase facility (d)	December 2018	50,720	51,770	3.61%	63,600	—
Repurchase facility (d)	December 2018	139,190	139,895	3.30%	173,980	—
Warehouse line	November 2019	963,599	1,000,000	3.05%	1,356,132	1
Warehouse line (f)	October 2019	28,265	400,000	8.63%	39,928	4
Warehouse line	November 2019	325,020	500,000	3.08%	370,346	464
Warehouse line (g)	October 2018	—	300,000	2.39%	219,148	315
Total facilities with third parties		5,632,053	10,173,475		7,935,017	20,571
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	March 2019	300,000	300,000	3.66%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note (h)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Line of credit	July 2021	—	500,000	4.34%	—	—
Line of credit	March 2019	—	3,000,000	4.97%	—	—
Total facilities with Santander and related subsidiaries		3,000,000	6,500,000		—	—
Total revolving credit facilities		$8,632,053	$16,673,475		$7,935,017	$20,571

(a) One-half of the outstanding balance on this facility matures in March 2019 and remaining balance matures in March 2020.
(b) This line is held exclusively for financing of Chrysler Capital leases. The Commitment amount was increased to $4.4 billion in November 2018.
(c) The Commitment amount of this warehouse line was increased to $2.05 billion in October 2018.
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
(e) This repurchase facility was settled and terminated in October 2018.
(f) This warehouse line was settled and terminated in October 2018.
(g) The maturity of this warehouse line was extended to January 2019.

(h)
In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of September 30, 2018 and December 31, 2017 was $3,529 and $4,223, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

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
Through SHUSA, Santander provides the Company with $3,000,000 of committed revolving credit that can be drawn on an unsecured basis. In July 2018, SHUSA provided a $500,000 unsecured revolving line of credit to SC.
Promissory Notes
Through SHUSA, Santander provides the Company with $3,000,000 of unsecured promissory notes.

Secured Structured Financings

The following table presents information regarding secured structured financings as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2014 Securitizations	August 2020 - April 2022	$434,595	$3,541,020	1.16% - 1.63%	$552,276	$103,712
2015 Securitizations	April 2021 - June 2023	1,922,671	9,054,732	1.33% - 2.29%	2,266,085	297,123
2016 Securitizations	February 2022 - March 2024	2,448,623	7,462,790	1.63% - 2.80%	3,243,607	298,765
2017 Securitizations	July 2022 - February 2025	4,900,963	9,296,570	1.35% - 2.52%	6,888,692	378,480
2018 Securitizations	December 2022 - January 2026	9,940,913	11,197,440	2.41% - 3.53%	12,400,287	448,249
Public Securitizations (a)		19,647,765	40,552,552		25,350,947	1,526,329
2011 Private issuance	September 2028	105,182	1,700,000	1.46%	230,698	92
2013 Private issuances	August 2021-September 2024	1,031,720	2,044,054	1.28% - 1.38%	2,203,204	4,634
2015 Private issuances	July 2019 - September 2021	1,238,515	2,058,187	0.88% - 2.80%	406,236	2,840
2016 Private issuances	May 2020 - September 2024	596,893	3,050,000	1.55% - 2.86%	1,115,725	2,244
2017 Private issuances	April 2021 - September 2021	840,138	1,600,000	1.85% - 2.44%	1,190,795	6,238
2018 Private issuance	June 2022 - January 2023	1,407,084	1,000,002	2.42% - 2.89%	1,869,961	21,313
Privately issued amortizing notes (c)		5,219,532	11,452,243		7,016,619	37,361
Total secured structured financings		$24,867,297	$52,004,795		$32,367,566	$1,563,690
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company's collateral overages of other issuances.
(c)All privately issued amortizing notes issued in 2014 were paid in full.

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

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of September 30, 2018 and December 31, 2017, the Company had private issuances of notes backed by vehicle leases totaling $5,812,107 and $3,710,377, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $11,015 and $9,489 for the three months ended September 30, 2018 and 2017, respectively, and $27,515 and $26,595 for the nine months ended September 30, 2018 and 2017, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended September 30, 2018 and 2017 was $198,184 and $152,950, respectively. Total interest expense on secured structured financings for the nine months ended September 30, 2018 and 2017 was $521,775 and $409,968, respectively.

6.	Variable Interest Entities (As Revised)
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

For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Part II, Item 8 - Financial Statements and Supplementary Data (Note 7) in the 2017 Annual Report on Form 10-K.
On-balance sheet variable interest entities
The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of September 30, 2018 and December 31, 2017, the Company was servicing $27,273,176 and $26,300,311, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Assets securitized	$5,414,393	$2,998,430	$19,167,290	$15,395,158

Net proceeds from new securitizations (a)	$4,014,928	$2,936,719	$12,073,124	$11,998,611
Net proceeds from sale of retained bonds	203,704	—	797,336	273,733
Cash received for servicing fees (b)	229,520	228,131	659,210	653,048
Net distributions from Trusts (b)	860,024	666,179	2,186,010	2,073,965
Total cash received from Trusts	$5,308,176	$3,831,029	$15,715,680	$14,999,357

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three and nine months ended September 30, 2018 the Company sold $274,609 and $2,905,922, respectively, of gross retail installment contracts to VIEs in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $656 and $20,736, respectively. During the three and nine months ended September 30, 2017 the Company sold $1,347,010 and $2,583,341 respectively, of gross retail installment contracts to VIEs in off-balance sheet securitizations for a loss of $6,846 and $13,026, respectively. The losses are recorded in investment losses, net in the accompanying condensed consolidated statements of income. These transactions were executed under securitization platforms with Santander. Santander, as a majority owned affiliate, holds eligible vertical interest in Notes and Certificates of not less than 5% to comply with the Dodd-Frank Act risk retention rules.
As of September 30, 2018 and December 31, 2017, the Company was servicing $4,657,059 and $3,428,248, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	September 30, 2018	December 31, 2017
SPAIN	$3,835,018	$2,024,016
Total serviced for related parties	3,835,018	2,024,016
Chrysler Capital securitizations	822,041	1,404,232
Total serviced for third parties	822,041	1,404,232
Total serviced for others portfolio	$4,657,059	$3,428,248
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Receivables securitized (a)	$274,609	$1,347,010	$2,905,922	$2,583,341

Net proceeds from new securitizations	$274,855	$1,347,430	$2,909,794	$2,588,227
Cash received for servicing fees	11,896	12,309	32,590	25,677
Total cash received from securitization trusts	$286,751	$1,359,739	$2,942,384	$2,613,904
(a) Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivatives financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company's exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.

In addition, the Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at September 30, 2018 and December 31, 2017.
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at September 30, 2018 and December 31, 2017, are as follows:

	September 30, 2018
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,068,100	$70,091	$70,091	$—
Interest rate swap agreements not designated as hedges	2,567,000	19,367	19,367	—
Interest rate cap agreements	8,343,345	178,752	178,752	—
Options for interest rate cap agreements	8,343,345	(178,752)	—	(178,752)

	December 31, 2017
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,926,900	$45,986	$45,986	$—
Interest rate swap agreements not designated as hedges	1,736,400	9,596	9,596	—
Interest rate cap agreements	10,906,081	103,721	135,830	(32,109)
Options for interest rate cap agreements	10,906,081	(103,659)	32,165	(135,824)

See Note 13 for disclosure of fair value and balance sheet location of the Company's derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of September 30, 2018 and December 31, 2017:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Received (a)	Net Amount
September 30, 2018
Interest rate swaps - third party (b)	$89,458	$(60,262)	$29,196
Interest rate caps - third party	178,752	(87,692)	91,060
Total derivatives subject to a master netting arrangement or similar arrangement	268,210	(147,954)	120,256
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$268,210	$(147,954)	$120,256
Total financial assets	$268,210	$(147,954)	$120,256

December 31, 2017
Interest rate swaps - Santander and affiliates	$8,621	$(3,461)	$5,160
Interest rate swaps - third party	46,961	(448)	46,513
Interest rate caps - Santander and affiliates	18,201	(12,240)	5,961
Interest rate caps - third party	149,794	(55,835)	93,959
Total derivatives subject to a master netting arrangement or similar arrangement	223,577	(71,984)	151,593
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$223,577	$(71,984)	$151,593
Total financial assets	$223,577	$(71,984)	$151,593
(a) Cash collateral received is reported in Other liabilities or Due to affiliate, as applicable, in the consolidated balance sheet.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged (a)	Net Amount
September 30, 2018
Back to back - third party	178,752	(178,752)	—
Total derivatives subject to a master netting arrangement or similar arrangement	178,752	(178,752)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$178,752	$(178,752)	$—
Total financial liabilities	$178,752	$(178,752)	$—

December 31, 2017
Back to back - Santander & affiliates	18,201	(18,201)	—
Back to back - third party	149,732	(133,540)	16,192
Total derivatives subject to a master netting arrangement or similar arrangement	167,933	(151,741)	16,192
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$167,933	$(151,741)	$16,192
Total financial liabilities	$167,933	$(151,741)	$16,192
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$3,244	$11,170
Total	$—	$3,244	$11,170
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	(2,566)

	Three Months Ended September 30, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(2,061)	$(882)	$1,461
Interest rate swap agreements designated as fair value hedges	$(1,232)	$—	$—
Total	$(3,293)	$(882)	$1,461

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	(90)
Losses (Gains) recognized in operating expenses	$2,723

	Nine Months Ended September 30, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$38,085	$24,843
Total	$—	$38,085	$24,843

Derivative instruments not designated as hedges:
Losses (Gains) recognized in interest expenses	$(12,305)

	Nine Months Ended September 30, 2017
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$(11,573)	$4,233	$(3,158)
Total	$(11,573)	$4,233	$(3,158)

Derivative instruments not designated as hedges:
Losses (Gains) recognized in interest expenses	(90)
Losses (Gains) recognized in operating expenses	$2,297

The Company estimates that approximately $45,633 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.	Other Assets
Other assets were comprised as follows:

	September 30, 2018	December 31, 2017
Vehicles (a)	$279,843	$293,546
Manufacturer subvention payments receivable (b)	141,025	83,910
Upfront fee (b)	68,750	80,000
Derivative assets at fair value (c)	268,210	196,755
Derivative - third party collateral	184,458	149,805
Prepaids	27,828	40,830
Accounts receivable	29,362	38,583
Other	55,946	29,815
Other assets	$1,055,422	$913,244

(a)	Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.

(b)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the Chrysler Agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments. Exercise of the equity option in the Chrysler agreement by FCA would require SC to evaluate whether the remaining unamortized balance of the upfront fee should be impaired. To date, FCA has not exercised its equity option.

(c)
Derivative assets at fair value represent the gross amount of derivatives presented in the condensed consolidated financial statements. Refer to Note 7 to these Condensed Consolidated Financial Statements for the detail of these amounts.

9.	Income Taxes (As Revised)
The Company recorded income tax expense of $64,874 (21.9% effective tax rate) and $77,879 (28.2% effective tax rate) during the three months ended September 30, 2018 and 2017, respectively. The Company recorded income tax expense of $237,047 (22.6% effective tax rate) and $232,484 (28.1% effective tax rate) during the nine months ended September 30, 2018 and 2017, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $467 at September 30, 2018 and December 31, 2017, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2017 and September 30, 2018, the Company has no earnings that are considered indefinitely reinvested.

During the nine months ended September 30, 2018, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard requires entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The Company reclassified $6,149 related to stranded tax effects.

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated other comprehensive income are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.
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

The following table summarizes liabilities recorded for commitments and contingencies as of September 30, 2018 and December 31, 2017, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2018	December 31, 2017
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$12,270	$6,580
Agreement with Bank of America	Servicer performance fee	6,700	8,072
Agreement with CBP	Loss-sharing payments	4,464	5,625
Other Contingencies	Consumer arrangements	11,957	6,326
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	110,000	108,800

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $12,270 and $6,580 at September 30, 2018 and December 31, 2017, respectively, related to these obligations.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The Chrysler agreement also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. The Company did not meet these penetration rates. Also, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. If FCA exercises its equity option, the Chrysler Agreement were to terminate, or the Company otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to the Company’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of its portfolio, liquidity, funding and growth, and the Company's ability to implement its business strategy could be materially adversely affected.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $6,700 and $8,072 at September 30, 2018 and December 31, 2017, respectively, related to this obligation.
Agreement with CBP
Until May 1, 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $4,464 and $5,625 at September 30, 2018 and December 31, 2017, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $11,957 and $6,326 at September 30, 2018 and December 31, 2017, respectively, for other miscellaneous contingencies.

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

As of September 30, 2018, the Company has accrued aggregate legal and regulatory liabilities of $110,000. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $200,000 as of September 30, 2018. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•Deka Lawsuit: The Company is a defendant in a purported securities class action lawsuit (the Deka Lawsuit) in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company’s IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that our IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. In December 2015, the Company and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. On in July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification.

•Feldman Lawsuit: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the Feldman Lawsuit). The Feldman Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s nonprime vehicle lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

•Parmelee Lawsuit: The Company is a defendant in two purported securities class actions lawsuits that were filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15,

2016. The complaint alleges that the Company violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods. In March 2017, the Company filed a motion to dismiss the lawsuit. In January 2018, the court granted the Company’s motion as to defendant Ismail Dawood (the Company’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, the lead plaintiff filed an unopposed motion for preliminary approval of a class action settlement of the lawsuit for a cash payment of $9,500. In September 2018, the court entered an order granting the motion for preliminary approval of the settlement of the lawsuit.

•Jackie888 Lawsuit: In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

Currently, such matters include, but are not limited to, the following:

•
The Company received a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the subpoena and has otherwise cooperated with the DOJ with respect to this matter.

•
In October 2014, the Company received a subpoena from the SEC commencing an investigation into the Company’s securitization practices. In June 2016, the SEC served an additional subpoena on the Company requesting documents related to the Company’s securitizations practices as well as the Company’s financial restatements. The Company has produced documents responsive to these subpoenas, and the SEC has taken testimony from certain of the Company’s employees. The Company has cooperated and has engaged in discussions to resolve these matters with the SEC.

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

•2017 Written Agreement with the Federal Reserve

In March 2017, the Company and SHUSA entered into a written agreement with the FRBB. Under the terms of the agreement, the Company is required to enhance its compliance risk management program, Board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of the Company's management and operations.

•Mississippi Attorney General Lawsuit

In January 2017, the Attorney General of Mississippi filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that the Company engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the MCPA) and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, the Company filed motions to dismiss the lawsuit and subsequently filed a motion to stay the lawsuit pending the resolution of an interlocutory appeal relating to the MCPA before the Mississippi Supreme Court in Purdue Pharma, L.P., et al. v. State, No. 2017-IA- 00300-SCT. In September 2017, the court granted the motion to stay and ordered a stay of all proceedings, excluding discovery and final briefing on motions to dismiss.

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
Agreements

•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option. As of September 30, 2018 and December 31, 2017, the total unused credit available to customers was $3.9 billion. In 2017, the Company purchased $1.2 billion of receivables, out of the $4.0 billion unused credit available to customers as of December 31, 2016. In addition, the Company purchased $263,831 of receivables related to newly opened customer accounts in 2017. During the nine months ended September 30, 2018, the Company purchased $0.8 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, the Company purchased $154,796 of receivables related to newly opened customer accounts during the nine months ended September 30, 2018.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of September 30, 2018 and December 31, 2017, the Company was obligated to purchase $11,941 and $11,539, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, the Company and Bluestem executed an amendment that, among other provisions, increases the profit-sharing percentage retained by the Company, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives Bluestem the right to retain up to 20% of new accounts subsequently originated.

•SBNA

The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were zero adjustments for the three and nine months ended September 30, 2018 and September 30, 2017.

The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated in May 2015. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company's consolidated balance sheets. As of September 30, 2018, the balance in the collateral account is zero. In January 2015, the Company additionally agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement for which SBNA and the Company had differing residual value expectations at lease inception. As of September 30, 2018 and December 31, 2017, the Company had a recorded liability of $39 and $2,206, respectively, related to the residual losses covered under the agreement.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan's captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.

In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis . However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of September 30, 2018 and December 31, 2017, not subject to market price check was $78,466 and $98,858, respectively.
Leases

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $2,571 and $7,661 for the three and nine months ended September 30, 2018, respectively and $2,773 and $8,240 for the three and nine months ended September 30, 2017 respectively. The remaining obligations under lease commitments at September 30, 2018 are as follows:

Years ended December 31,
2018	$3,050
2019	12,817
2020	13,080
2021	12,940
2022	12,282
Thereafter	44,663
Total	$98,832

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines/letters of credit for the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Line of credit agreement with Santander - New York Branch (Note 5)	$1,512	$8,158	$11,620	$46,624
Debt facilities with SHUSA (Note 5)	38,460	26,211	110,868	59,105
Accrued interest for affiliate lines/letters of credit at September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018	December 31, 2017
Line of credit agreement with Santander - New York Branch (Note 5)	$—	$1,435
Debt facilities with SHUSA (Note 5)	18,449	18,670
In August 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. The Company recognized guarantee fee expense of $1,129 and $4,747 for the three and nine months ended September 30, 2018, respectively, and $1,672 and $4,620 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company had $1,645 and $7,598 of related fees payable to Santander, respectively.
Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of zero and $3,734,400 at September 30, 2018 and December 31, 2017, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of zero and $1,622 at September 30, 2018 and December 31, 2017, respectively. Interest and mark-to-market adjustments on these agreements totaled $234 and $1,227 for the three months ended September 30, 2018 and 2017, respectively, and $694 and $1,443 for the nine months ended September 30, 2018 and 2017, respectively.

Lease origination and servicing agreement
In June 2014, the Company executed a bulk sale of Chrysler Capital automobile leases to SBNA. As part of the sale, the Company retained servicing rights on all of the leases sold to SBNA.
In addition, during 2014 and until May 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company received an origination fee on all leases originated under this agreement and continues to service these vehicles leases. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases.
Servicing fee income recognized on leases serviced for SBNA totaled $59 and $1,066 for the three months ended September 30, 2018 and 2017, respectively, and $1,407 and $4,115 for the nine months ended September 30, 2018 and 2017, respectively.
Other information on the consumer vehicle lease portfolio serviced for SBNA as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Total serviced portfolio	$809	$321,629
Origination and servicing fees receivable	17	2,067
Revenue share reimbursement receivable	238	1,548

In June 2014, the Company entered into an indemnification agreement with SBNA whereby the Company indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, the Company established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and the Company, in the case of payments and sale proceeds. As of September 30, 2018 and December 31, 2017, the balance in the collateral account is zero and $18, respectively. The Company recognized zero indemnification expense for the three and nine months ended September 30, 2018 and 2017.

Also, in January 2015, the Company agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement between September 24, 2014 and May 9, 2015 for which SBNA and the Company had differing residual value expectations at lease inception. At the time of the agreement, the Company established a collateral account held by SBNA to cover the expected losses, as of September 30, 2018 and December 31, 2017, the balance in the collateral account was $40 and $2,210, respectively. As of September 30, 2018 and December 31, 2017, the Company had a recorded liability of $39 and $2,206 respectively, related to the residual losses covered under the agreement.
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
Servicing fee income recognized under these agreements totaled $684 and $887 for the three months ended September 30, 2018 and 2017, respectively, and $2,479 and $2,658 for the nine months ended September 30, 2018 and 2017, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Total serviced portfolio	$411,664	$522,219
Cash collections due to owner	16,776	12,306
Servicing fees receivable	763	943
Dealer Lending

The Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company origination fee and annual renewal fee for each loan. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of September 30, 2018 and December 31, 2017 for such advances.
Other information related to the above transactions with SBNA as of September 30, 2018 and December 31, 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Origination and renewal fee income from SBNA (a)	$871	$603	$2,943	$2,148
Servicing fees expenses charged by SBNA (b)	19	21	59	77
(a) As of September 30, 2018 and December 31, 2017, the Company had origination and renewal fees receivable from SBNA of $326 and $369, respectively.
(b) As of September 30, 2018 and December 31, 2017, the Company had $9 and $9, respectively, of servicing fees payable to SBNA, respectively.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collaterally held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $7,420 and $4,481 related to such originations as of September 30, 2018 and December 31, 2017, respectively.
The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of September 30, 2018 and December 31, 2017, the unamortized fee balance was $4,275 and $4,950, respectively. The Company recognized $225 and $675 of income related to the referral fee for the three and nine months ended September 30, 2018 and 2017, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and nine months ended September 30, 2018, the Company facilitated the purchase of $685 million and $738 million of retail installment contacts, respectively. The Company recognized referral fee and servicing fee income of $4,564 and $4,952, respectively, for the three and nine months ended September 30, 2018 of which $5,247 is receivable as of September 30, 2018.

In addition, beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred $86 and $62 for these services during the three months ended September 30, 2018 and 2017, respectively, and $427 and $178 for the nine months ended September 30, 2018 and 2017, respectively.
Securitizations
On March 29, 2017, the Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company provides servicing on all loans originated under this arrangement. For the nine months ended September 30, 2017, the Company sold $2,583,341 of loans under this MSPA arrangement. The MSPA was amended in early 2018 and under this amended agreement, the Company sold $2,905,922 of prime loans at fair value to Santander for the nine months ended September 30, 2018.
Other information relating to SPAIN securitization platform for the three and nine months ended September 30, 2018 and September 30, 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Servicing fee income	$9,972	$529	$25,793	$1,419
Loss (Gain) on sale, excluding lower of cost or market adjustments (if any)	4,218	6,846	24,298	13,026
Servicing fee receivable as of September 30, 2018 and December 31, 2017 was $3,304 and $1,848, respectively. The Company had $22,451 and $12,961 of collections due to Santander as of September 30, 2018 and December 31, 2017, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended September 30, 2018 and 2017, totaled $139 and $100, respectively, and totaled $997 and $1,259 for the nine months ended September 30, 2018 and 2017, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.
CEO and other employee compensation
In August 2017, the Board of the Company announced the appointment of Scott Powell as President and CEO. During the nine months ended September 30, 2018, the Company accrued $2,569 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.

In addition, certain employees of the Company and SHUSA, provide services to each other. For the nine months ended September 30, 2018, the Company owed SHUSA approximately $407 and SHUSA owed the Company approximately $360 for such services.

Other related-party transactions

As of September 30, 2018, Jason Kulas, the Company's former CEO, had an equity investment in a property in which the Company leases 373,000 square feet as its corporate headquarters. For the three months ended September 30, 2018 and 2017, the Company recorded $1,180 and $1,275, respectively, in lease expenses on this property. For the nine months ended September 30, 2018 and 2017, the Company recorded $3,582 and $3,836, respectively, in lease expenses on this property. The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended September 30, 2018 and 2017, the Company recorded $40 and $41 respectively, in sublease revenue on this property. For the nine months ended September 30, 2018 and 2017, the Company recorded $122 and $122 respectively, in sublease revenue on this property. Future minimum lease payments over the remainder of the 9-year term of the lease, which extends through 2026, total $57,268.

The Company's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of September 30, 2018 and December 31, 2017, SCI had cash of $19,211 and $106,596, respectively, on deposit with Banco Santander Puerto Rico.

Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generate rebates based on purchases made. As of September 30, 2018, the activities associated with the program were insignificant.

Effective April 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred and paid for totaled $378 and $142 for the three months ended September 30, 2018 and 2017, respectively and $1,136 and $354 for the nine months ended September 30, 2018 and 2017, respectively.

The Company partners with SHUSA to place Cyber Liability Insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $92 and $78 for the three months ended September 30, 2018 and 2017, respectively and $277 and $234 for the nine months ended September 30, 2018 and 2017, respectively. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $195 and $163 for the three months ended September 30, 2018 and 2017, respectively, and $520 and $444 for the nine months ended September 30, 2018 and 2017, respectively.

12.	Computation of Basic and Diluted Earnings per Common Share (As Revised)

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company's common shares.

The calculation of diluted EPS excludes 114,124 and 778,019 employee stock options for the three months ended September 30, 2018 and 2017, respectively and 178,062 and 778,019 for nine months ended September 30, 2018 and 2017, respectively, as the effect of exercise or settlement of those securities would be anti-dilutive. RSUs of zero for the three and nine months ended September 30, 2018 and zero and 620,625 for the three and nine ended September 30, 2017, respectively, were excluded from the calculation of diluted EPS as the effect of exercise or settlement of those securities would be anti-dilutive.

The following table represents EPS numbers for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per common share
Net income	$231,948	$198,569	$811,588	$595,358
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	360,725	359,496	360,899	359,274
Weighted average number of participating restricted common shares outstanding (in thousands)	—	123	—	123
Weighted average number of common shares outstanding (in thousands)	360,725	359,619	360,899	359,397
Earnings per common share	$0.64	$0.55	$2.25	$1.66
Earnings per common share - assuming dilution
Net income	$231,948	$198,569	$811,588	$595,358
Weighted average number of common shares outstanding (in thousands)	360,725	359,619	360,899	359,397
Effect of employee stock-based awards (in thousands)	720	841	815	672
Weighted average number of common shares outstanding - assuming dilution (in thousands)	361,445	360,460	361,714	360,069
Earnings per common share - assuming dilution	$0.64	$0.55	$2.24	$1.65

13.	Fair Value of Financial Instruments (As Revised)
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2018 and December 31, 2017, and the level within the fair value hierarchy:

	September 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$81,435	$81,435	$81,435	$—	$—
Finance receivables held for investment, net (b)	24,645,638	25,911,405	—	—	25,911,405
Restricted cash (a)	2,130,130	2,130,130	2,130,130	—	—
Total	$26,857,203	$28,122,970	$2,211,565	$—	$25,911,405
Liabilities:
Notes payable — credit facilities (c)	$5,632,053	$5,632,053	$—	$—	$5,632,053
Notes payable — secured structured financings (d)	24,867,297	24,919,860	—	18,222,814	6,697,046
Notes payable — related party (e)	3,003,529	2,939,929	—	—	2,939,929
Total	$33,502,879	$33,491,842	$—	$18,222,814	$15,269,028

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$527,805	$527,805	$527,805	$—	$—
Finance receivables held for investment, net (b)	22,250,586	24,340,739	—	—	24,340,739
Restricted cash (a)	2,553,902	2,553,902	2,553,902	—	—
Total	$25,332,293	$27,422,446	$3,081,707	$—	$24,340,739
Liabilities:
Notes payable — credit facilities (c)	$4,848,316	$4,848,316	$—	$—	$4,848,316
Notes payable — secured structured financings (d)	22,557,895	22,688,381	—	12,275,408	10,412,973
Notes payable — related party (e)	3,754,223	3,754,223	—	—	3,754,223
Total	$31,160,434	$31,290,920	$—	$12,275,408	$19,015,512

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

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and the level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$178,752	$—	$178,752	$—
Other assets — cash flow hedging interest rate swaps (a)	70,091	—	70,091	—
Other assets — trading interest rate swaps (a)	19,367	—	19,367	—
Other liabilities — trading options for interest rate caps (a)	178,752	—	178,752	—
Retail installment contracts acquired individually (b)	14,138	—	—	14,138

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$129,718	$—	$129,718	$—
Due from affiliates — trading interest rate caps (a)	6,112	—	6,112	—
Other assets — cash flow hedging interest rate swaps (a)	39,036	—	39,036	—
Due from affiliates — cash flow hedging interest rate swaps (a)	6,950	—	6,950	—
Other assets — trading interest rate swaps (a)	7,925	—	7,925	—
Due from affiliates — trading interest rate swaps (a)	1,671	—	1,671	—
Other assets — trading options for interest rate caps (a)	20,075	—	20,075	—
Due from affiliates — trading options for interest rate caps (a)	12,090	—	12,090	—
Other liabilities — trading options for interest rate caps (a)	129,712	—	129,712	—
Due to affiliates — trading options for interest rate caps (a)	6,112	—	6,112	—
Other liabilities — trading interest rate caps (a)	20,019	—	20,019	—
Due to affiliates — trading interest rate caps (a)	12,090	—	12,090	—
Retail installment contracts acquired individually (b)	22,124	—	—	22,124

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
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance — beginning of period	$17,182	$30,489	$22,124	$24,495
Additions / issuances	—	—	3,276	19,727
Net collection activities	(3,245)	(6,517)	(12,775)	(23,640)
Gains recognized in earnings	201	827	1,513	4,217
Balance — end of period	$14,138	$24,799	$14,138	$24,799

All total return settlement payments were made as of September 30, 2017, and the derivative instrument has been settled. The following table presents the changes in the total return settlement balance, which was classified as Level 3, for the three and nine months ended September 30, 2017:

	Three Months Ended	Nine Months Ended
Balance — beginning of period	$31,123	$30,618
(Gains)/losses recognized in earnings	—	505
Settlements	(31,123)	(31,123)
Balance — end of period	$—	$—
The Company did not have any transfers between Levels 1 and 2 during the three and nine months ended September 30, 2018 and 2017. There were no amounts transferred into or out of Level 3 during the three and nine months ended September 30, 2018 and 2017.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017, and are categorized using the fair value hierarchy:

	Fair Value Measurements at September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the nine months ended September 30, 2018
Other assets — vehicles (a)	$279,843	$—	$279,843	$—	$—
Personal loans held for sale (b)	933,380	—	—	933,380	221,463
Retail installment contracts held for sale (c)	—	—	—	—	15,098
Auto loans impaired due to bankruptcy (d)	179,807	—	179,807	—	93,846

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2017
Other assets — vehicles (a)	$293,546	$—	$293,546	$—	$—
Personal loans held for sale (b)	1,062,089	—	—	1,062,089	374,374
Retail installment contracts held for sale (c)	1,148,332	—	—	1,148,332	11,686
Auto loans impaired due to bankruptcy (d)	121,578	—	121,578	—	75,194
(a) The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.
(b) The estimated fair value for personal loans held for sale is calculated based on the lower of market participant view and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates (principal and interest), discount rates reflective of the cost of funding, and credit loss expectations. The lower of cost or fair value adjustment for personal loans held for sale includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.
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
Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2018 and December 31, 2017:

Financial Instruments	Fair Value at September 30, 2018	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$14,138	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$933,380	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%

			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

Financial Instruments	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$22,124	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,062,089	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-20%

			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$1,148,332	Discounted Cash Flow	Discount Rate	3%-6%
			Default Rate	3%-4%
			Prepayment Rate	15%-20%
			Loss Severity Rate	50%-60%

14.    Employee Benefit Plans
The Company has granted stock options to certain executives, other employees, and independent directors under the Company's 2011 Management Equity Plan (the MEP), which enabled the Company to make stock option awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015 and the Company will not grant any further awards under the MEP. The Company has granted stock options, restricted stock awards and restricted stock units (RSUs) under the Omnibus Incentive Plan (the Plan), which was established in 2013 and enables the Company to grant awards of cash and of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of the Company's common stock up to a total of 5,192,641 common shares. The Plan was amended and restated as of June 16, 2016.
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
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero and $(220) recorded for the three months ended September 30, 2018 and 2017, and zero and $139 for the nine months ended September 30, 2018 and 2017, respectively. The Company recognized $6,892 and $12,166 related to stock options and restricted stock units within compensation expense for the nine months ended September 30, 2018 and 2017, respectively. In addition, the Company recognizes forfeitures of awards as they occur.

A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	1,695,008	$12.39	4.7	$12,058
Granted	—	—	—	—
Exercised	(831,461)	9.51	—	7,583
Expired	(76,885)	23.59	—	—
Forfeited	(99,602)	23.13	—	—
Options outstanding at September 30, 2018	687,060	13.06	4.1	5,206
Options exercisable at September 30, 2018	605,905	$12.17	3.8	$5,024

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
A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	650,252	$12.68	1.0	$12,108
Granted	617,279	16.48	—	—
Vested	(509,421)	14.18	—	8,362
Forfeited/canceled	(33,866)	12.54	—	—
Unvested as of September 30, 2018	724,244	14.82	1.3	14,514

15.	Shareholders' Equity
Share Repurchases and Treasury Stock
In July 2018, the Board approved purchases by the Company up to $200 million, excluding commissions, of its outstanding common stock through June 2019.
The following table presents the number of shares purchased during the three months ended September 30, 2018, the average price paid per share and the dollar value of shares that may yet be purchased pursuant to the Company's repurchase authorization.

Period	Total Number of Shares Purchased	Average Price paid per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	$200,000
August 1 - August 31	1,359,893	20.63	171,945
September 1 - September 30	1,027,798	21.35	150,000
Total	2,387,691	$20.94
During the three months ended September 30, 2018, the Company purchased 2,387,691 shares of its common stock under its share repurchase program at a cost of approximately $50 million, excluding commissions. As of September 30, 2018, the Company was authorized to purchase additional shares of common stock having a cost of approximately $150 million.
The Company had 2,639,693 and 252,002 shares of treasury stock outstanding, with a cost of $55,549 and $5,370 as of September 30, 2018, and December 31, 2017, respectively. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the Company. Additionally, 248,848 shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance, unrealized gains (losses) on cash flow hedges	$62,449	$27,860	$44,262	$28,259
Other comprehensive income (loss) before reclassifications (gross) (a)	1,814	1,061	31,749	(3,062)
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	(7,662)	(1,440)	(19,410)	2,284
Ending balance, unrealized gains (losses) on cash flow hedges	$56,601	$27,481	$56,601	$27,481
(a) Includes impact of accumulated other comprehensive income reclassified to Retained earnings, primarily comprised of $6,149 as a result of the adoption of ASU 2018-02. Refer to Note 1 for further discussion.
Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2018 and 2017 consist of the following:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(11,170)	Interest expense	$(1,461)	Interest expense
Tax expense (benefit)	3,508		21
Net of tax	$(7,662)		$(1,440)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(24,843)	Interest expense	$3,158	Interest expense
Tax expense (benefit)	5,433		(874)
Net of tax	$(19,410)		$2,284

Dividends
The Company paid a cash dividend of $0.20 per share in August 2018 and has declared a cash dividend of $0.20 per share, to be paid on November 15, 2018, to shareholders of record as of the close of business on November 10, 2018.

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
Investment gains (losses), net was comprised of the following for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gain (loss) on sale of loans and leases	$(1,918)	$29,974	$(20,710)	$16,913
Lower of cost or market adjustments	(86,847)	(84,718)	(236,561)	(246,522)
Other gains, (losses and impairments), net	2,445	2,152	1,797	1,096
	$(86,320)	$(52,592)	$(255,474)	$(228,513)

The lower of cost or market adjustments for the three and nine months ended September 30, 2018 and 2017 included $100,324, $295,629, $112,055, and $336,413 in customer default activity, respectively, and net favorable adjustments of $13,495, $59,068, $27,337, and $89,891 respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale.

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
Overview

The Company is the holding company for SC, a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of September 30, 2018, approximately 68.3%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to RVs, and marine vehicles. The Consumer Finance segment also includes personal loan and point-of-sale financing operations.
Since May 2013, under terms of the Chrysler Agreement, a ten-year master private-label financing agreement with FCA, the Company has been FCA's preferred provider for consumer loans and leases and Dealer Loans. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. Pursuant to with the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as Dealer Loans for inventory, construction, real estate, working capital and revolving lines of credit.

Under the terms of the Chrysler Agreement, certain standards were agreed to, including the Company meeting specified escalating penetration rates for the first five years, subject to FCA treating the Company in a manner consistent with comparable OEMs' treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the Chrysler agreement, including the Company’s failure to meet target penetration rates, could result in the agreement being terminated. The Company did not meet these penetration rates. Chrysler Capital continues to be a focal point of the Company's strategy and the Company continues to work with FCA to improve penetration rates. The Company's penetration rate for three months ended September 30, 2018 was approximately 31%.

In June 2018, the Company announced that it was in exploratory discussions with FCA regarding the future of FCA’s U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit in the future and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. In addition, in July 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.
FCA has not delivered a notice to exercise its equity option, and the Company remains committed to the success of the Chrysler Capital business. Although the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, termination of the Chrysler Agreement or a significant change in the business relationship between SC and FCA could materially adversely affect SC's operations, including the origination of receivables through the Chrysler Capital portion of SC’s business and the servicing of Chrysler Capital receivables. Moreover, there can be no assurance that SC could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to SC and have a material adverse effect on its business, financial condition and results of operations.

The Company has dedicated financing facilities in place for its Chrysler Capital business. During the nine months ended September 30, 2018, the Company originated $6.5 billion in Chrysler Capital loans which represented 48% of total retail installment contract originations (unpaid principal balance), with an approximately even share between prime and non-prime, as well as more than $7.6 billion in Chrysler Capital leases. Since its May 2013, launch, Chrysler Capital has originated more than $51.7 billion in retail loans (excludes SBNA originations program) and $31.2 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of September 30, 2018, the Company's carrying value of auto retail installment contract portfolio consisted of $8.7 billion of Chrysler Capital loans which represents 35% of the Company's carrying value of auto retail installment contract portfolio.
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
Economic and Business Environment

Unemployment rates continue at multi-year low levels of 3.7% as reported by the Bureau of Labor Statistics for September 30, 2018. The Federal Reserve raised its federal funds rate by 25 basis points in September 2018.

As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company's financial position, results of operations or cash flow.

The following table shows the percentage of unpaid principal balance on the Company's retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $28,275,649 and $26,036,361 at September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018	December 31, 2017
	Retail Installment Contracts Held for Investment
Texas	16%	16%
Florida	11%	12%
California	9%	9%
Georgia	6%	6%
Illinois	4%	4%
North Carolina	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
Ohio	2%	3%
Louisiana	2%	3%
South Carolina	2%	3%
Other States	37%	33%
	100%	100%

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

Corrections to Previously Reported Amounts
As previously mentioned in Footnote 1 - Description of Business, the Company identified and corrected two immaterial errors. The Company included the impact of these errors on the material accounts and disclosures presented in the financial statements within Footnote 1. The impact of these errors on other material items included within Management's Discussion and Analysis section are as follows:

•	Delinquency ratios

	As of June 30, 2018			As of March 31, 2018			As of December 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Delinquent principal, 30-59 days past due	9.2%	0.4%	9.6%	8.6%	0.3%	8.9%	10.9%	0.5%	11.4%
Delinquent principal over 59 days	4.2%	0.3%	4.5%	4.2%	0.2%	4.4%	5.9%	0.4%	6.3%

	As of September 30, 2017			As of June 30, 2017			As of March 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Delinquent principal, 30-59 days past due	9.8%	0.4%	10.2%	9.9%	0.5%	10.4%	8.6%	0.4%	9.0%
Delinquent principal over 59 days	5.5%	0.3%	5.8%	5.2%	0.3%	5.5%	4.2%	0.3%	4.5%

•	Other ratios

	Six months ended June 30, 2018			Three months ended June 30, 2018			Three months ended March 31, 2018
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Net Charge-off ratio	7.1%	0.1%	7.2%	6.0%	0.1%	6.1%	8.3%	—%	8.3%

Yield on individually acquired retail installment contracts	15.4%	0.7%	16.1%	15.5%	0.7%	16.2%	15.2%	0.8%	16.0%

	For the year ended December 31, 2017			Nine months ended September 30, 2017			Three months ended September 30, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Net Charge-off ratio	8.9%	0.1%	9.0%	8.5%	0.1%	8.6%	9.1%	0.2%	9.3%

Yield on individually acquired retail installment contracts	15.7%	0.3%	16.0%	15.8%	0.2%	16.0%	15.6%	0.4%	16.0%

	Six months ended June 30, 2017			Three months ended June 30, 2017			Three months ended March 31, 2017
	Reported	Corrections	Revised	Reported	Corrections	Revised	Reported	Corrections	Revised
Net Charge-off ratio	8.2%	0.1%	8.3%	7.5%	(0.2)%	7.3%	8.8%	0.5%	9.3%

Yield on individually acquired retail installment contracts	15.8%	0.2%	16.0%	16.1%	(0.2)%	15.9%	15.7%	0.4%	16.1%

Third Quarter 2018 Summary of Results (As Revised)
Key highlights of the Company's performance in the third quarter of 2018 included:

•	Total auto originations of $6.9 billion, up 38.3% from $5.0 billion originated in the same quarter in 2017;

•	Net finance and other interest income of $1.1 billion, up 5% compared to the same quarter in 2017;

•	Return on average assets of 2.2%, up from 2.0% compared to the same quarter in 2017;

•	Common equity tier 1 (CET1) ratio of 16.4%, up 130 bps compared to the same quarter in 2017; and

•	Net leased vehicle income of $194 million, up 64% compared to the same quarter in 2017.

Volume (As Revised)
The Company's originations of individually acquired loans and leases, including revolving loans, average APR, and discount during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$4,014,963	$2,570,228	$11,756,642	$8,619,961
Average APR	17.3%	16.1%	17.4%	17.2%
Average FICO® (a)	596	605	595	591
Discount	0.3%	1.2%	0.3%	0.8%

Personal loans (b)	$325,120	$309,779	$938,536	$948,544
Average APR	28.8%	25.7%	29.4%	25.7%

Leased vehicles	$2,890,841	$1,665,776	$7,616,498	$4,693,392

Capital lease	$2,633	$2,477	$7,088	$4,655
Total originations retained	$7,233,557	$4,548,260	$20,318,764	$14,266,552

Sold Originations
Retail installment contracts	$—	$757,720	$1,826,411	$2,550,065
Average APR	—%	6.0%	7.3%	6.2%
Average FICO® (c)	—	729	727	727

Total originations (d)	$7,233,557	$5,305,980	$22,145,175	$16,816,617

(a)
Unpaid principal balance excluded from the weighted average FICO score is $744 million and $311 million for the three months ended September 30, 2018 and 2017, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $80 million and $37 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.5 billion and $1.2 billion for the nine months ended September 30, 2018 and 2017, respectively, as the borrowers on the loans did not have FICO scores origination. Of these amounts, $147 million and $95 million, respectively, were commercial loans.

(b)
Effective as of three months ended December 31, 2017, the Company revised its approach to define origination volumes for Personal Loans to include new originations, gross of paydowns and charge-offs, related to customers who took additional advances on existing accounts (including capitalized late fees, interest and other charges), and newly opened accounts. In the prior periods, the Company reported net balance increases on personal loans as origination volume which have been revised for comparative purposes. Included in the total origination volume is $71 million and $61 million for the three months ended September 30, 2018 and 2017, respectively, and $155 million and $132 million nine months ended September 30, 2018 and 2017 respectively, related to newly opened accounts.

(c)
Unpaid principal balance excluded from the weighted average FICO score is zero and $93 million for the three months ended September 30, 2018 and 2017, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero and $26 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO sore is $144 million and $319 million for the nine months ended September 30, 2018 and 2017, respectively, as the borrowers on the loans did not have FICO scores origination. Of these amounts, $76 million and $102 million, respectively, were commercial loans.

(d)	Total originations excludes finance receivables (UPB) of $74,086 purchased from a third party lender during the three months ended September 30, 2018.

Total originations increased $5.3 billion, or 32%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase was primarily attributable to our new initiatives, starting in the second half of 2017, to improve our pricing as well as dealer and customer experience, which we believe increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

SBNA Originations Program
Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and nine months ended September 30, 2018, the Company facilitated the purchase of $685 million and $738 million of retail installment contacts, respectively.

The Company's originations of individually acquired retail installment contracts and leases by vehicle type during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,500,316	37.4%	$1,265,729	38.0%	$4,974,158	36.6%	$4,657,357	41.7%
Truck and utility	2,358,258	58.7%	1,727,628	51.9%	7,883,371	58.1%	5,582,482	50.0%
Van and other (a)	156,389	3.9%	334,591	10.1%	725,524	5.3%	930,187	8.3%
	$4,014,963	100.0%	$3,327,948	100.0%	$13,583,053	100.0%	$11,170,026	100.0%
Leased vehicles
Car	$240,116	8.3%	$239,628	14.4%	$673,626	8.8%	$875,862	18.7%
Truck and utility	2,521,921	87.2%	1,359,411	81.6%	6,623,028	87.0%	3,543,077	75.5%
Van and other (a)	128,804	4.5%	66,737	4.0%	319,844	4.2%	274,453	5.8%
	$2,890,841	100.0%	$1,665,776	100.0%	$7,616,498	100.0%	$4,693,392	100.0%
Total originations by vehicle type
Car	$1,740,432	25.2%	$1,505,357	30.1%	$5,647,784	26.7%	$5,533,219	34.9%
Truck and utility	4,880,179	70.7%	3,087,039	61.9%	14,506,399	68.4%	9,125,559	57.5%
Van and other (a)	285,193	4.1%	401,328	8.0%	1,045,368	4.9%	1,204,640	7.6%
	$6,905,804	100.0%	$4,993,724	100.0%	$21,199,551	100.0%	$15,863,418	100.0%
(a) Other primarily consists of commercial vehicles.
The Company's asset sales for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollar amounts in thousands)
Retail installment contracts	$274,609	$1,482,134	$2,905,922	$2,979,033
Average APR	7.5%	6.2%	7.2%	6.2%
Average FICO®	727	716	726	721

Total asset sales	$274,609	$1,482,134	$2,905,922	$2,979,033

Total assets sales decreased $1.2 billion or 81% from the three months ended September 30, 2017 to three months ended September 30, 2018 and $73 million, or 2% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 due to a decline in SPAIN securitizations in third quarter 2018 and an increase in the SBNA origination program.

The Company's portfolio of retail installment contracts held for investment and leases by vehicle type as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	(Dollar amounts in thousands)
Retail installment contracts
Car	$13,380,148	47.3%	$13,537,012	52.0%
Truck and utility	13,699,386	48.5%	11,167,237	42.9%
Van and other (a)	1,196,115	4.2%	1,332,112	5.1%
	$28,275,649	100.0%	$26,036,361	100.0%

Leased vehicles
Car	$1,617,865	11.2%	$1,571,170	14.1%
Truck and utility	12,004,595	83.5%	8,704,623	77.9%
Van and other (a)	764,030	5.3%	899,809	8.0%
	$14,386,490	100.0%	$11,175,602	100.0%

Total by vehicle type
Car	$14,998,013	35.2%	$15,108,182	40.6%
Truck and utility	25,703,981	60.2%	19,871,860	53.4%
Van and other (a)	1,960,145	4.6%	2,231,921	6.0%
	$42,662,139	100.0%	$37,211,963	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted dealer discount of the Company's held for investment portfolio as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(Dollar amounts in thousands)
Retail installment contracts (a)	$28,275,649	$26,036,361
Average APR	16.8%	16.5%
Discount	0.9%	1.5%

Personal loans	$3,266	$6,887
Average APR	31.7%	31.8%

Receivables from dealers	$14,942	$15,787
Average APR	4.1%	4.2%

Leased vehicles	$14,386,490	$11,175,602

Capital leases	$19,950	$22,857
(a) Of this balance as of September 30, 2018, $10.5 billion, $6.2 billion, $4.7 billion, and $3.8 billion was originated during the nine months ended September 30, 2018, and the years ended 2017, 2016, and 2015, respectively.

The Company records interest income from individually acquired retail installment contracts, personal loans, and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which the Company continues to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which the Company continues to accrue interest until the loan becomes more than 90 days past due. The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.8% to 10.7% as of September 30, 2018, and 6.0% to 10.5% as of September 30, 2017.

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
Historically, the Company's primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools for which it was probable at acquisition that not all contractually required payments would be collected, during the nine months ended September 30, 2018 and 2017. However, during the three months ended September 30, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of zero, and for the nine months ended September 30, 2018 and 2017, the Company recognized certain retail installment contracts with an unpaid principal balance of $115,959 and $226,613, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company's existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data (As Revised)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	1,141,000	$1,128,794	$3,341,179	$3,386,375
Interest on purchased receivables portfolios	1,974	5,223	7,059	26,670
Interest on receivables from dealers	127	808	377	2,696
Interest on personal loans	84,028	83,474	258,060	264,792
Interest on finance receivables and loans	1,227,129	1,218,299	3,606,675	3,680,533
Net leased vehicle income	194,021	118,351	517,178	377,453
Other finance and interest income	8,522	6,385	24,153	15,415
Interest expense	285,583	250,674	800,564	711,134
Net finance and other interest income	1,144,089	1,092,361	3,347,442	3,362,267
Provision for credit losses on individually acquired retail installment contracts	597,943	569,992	1,516,367	1,756,397
Provision for credit losses on receivables from dealers	(3)	(546)	(9)	(557)
Provision for credit losses on personal loans	(135)	1,134	(320)	10,275
Provision for credit losses on capital leases	109	432	(1,239)	(597)
Provision for credit losses	597,914	571,012	1,514,799	1,765,518
Profit sharing	1,652	5,945	18,882	22,333
Other income	24,641	58,947	72,078	138,822
Operating expenses	272,342	297,903	837,204	885,396
Income before tax expense	296,822	276,448	1,048,635	827,842
Income tax expense	64,874	77,879	237,047	232,484
Net income	$231,948	$198,569	$811,588	$595,358
Share Data
Weighted-average common shares outstanding
Basic	360,725,330	359,619,083	360,898,973	359,397,063
Diluted	361,445,223	360,460,353	361,714,123	360,069,449
Earnings per share
Basic	$0.64	$0.55	$2.25	$1.66
Diluted	$0.64	$0.55	$2.24	$1.65
Dividend paid per common share	$0.20	$—	$0.30	$—
Balance Sheet Data
Finance receivables held for investment, net	24,839,583	$22,637,992	$24,839,583	$22,637,992
Finance receivables held for sale, net	933,380	1,775,459	933,380	1,775,459
Goodwill and intangible assets	106,233	105,590	106,233	105,590
Total assets	42,806,955	38,746,090	42,806,955	38,746,090
Total borrowings	33,502,879	30,594,101	33,502,879	30,594,101
Total liabilities	35,665,740	32,872,988	35,665,740	32,872,988
Total equity	7,141,215	5,873,102	7,141,215	5,873,102
Allowance for credit losses	3,305,186	3,431,663	3,305,186	3,431,663

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$613,210	$623,631	$1,560,144	$1,745,287
Charge-offs, net of recoveries, on purchased receivables portfolios	(331)	769	(1,324)	1,541
Charge-offs, net of recoveries, on personal loans	84	1,771	1,348	6,550
Charge-offs, net of recoveries, on capital leases	227	1,193	939	3,785
Total charge-offs, net of recoveries	613,190	627,364	1,561,107	1,757,163
End of period delinquent principal over 59 days, individually acquired retail installment contracts held for investment	1,560,736	1,537,373	1,560,736	1,537,373
End of period personal loans delinquent principal over 59 days	177,916	183,919	177,916	183,919
End of period delinquent principal over 59 days, loans held for investment	1,562,486	1,541,123	1,562,486	1,541,123
End of period assets covered by allowance for credit losses	28,281,165	26,389,583	28,281,165	26,389,583
End of period gross individually acquired retail installment contracts held for investment	28,243,007	26,342,678	28,243,007	26,342,678
End of period gross personal loans	1,336,664	1,337,114	1,336,664	1,337,114
End of period gross finance receivables and loans held for investment	28,293,857	26,416,774	28,293,857	26,416,774
End of period gross finance receivables, loans, and leases held for investment	42,700,297	37,439,821	42,700,297	37,439,821
Average gross individually acquired retail installment contracts held for investment	27,919,080	26,784,161	26,928,172	26,998,499
Average gross personal loans held for investment	3,623	10,549	4,761	13,935
Average gross individually acquired retail installment contracts held for investment and held for sale	28,060,492	28,165,822	27,615,084	28,204,075
Average gross purchased receivables portfolios	34,059	120,245	37,545	176,792
Average gross receivables from dealers	15,070	53,715	15,363	63,401
Average gross personal loans	1,350,852	1,367,445	1,398,555	1,419,223
Average gross capital leases	20,034	22,544	21,183	26,415
Average gross finance receivables and loans	29,480,507	29,729,771	29,087,730	29,889,906
Average gross operating leases	13,607,010	10,710,941	12,458,508	10,257,752
Average gross finance receivables, loans, and leases	43,087,517	40,440,712	41,546,238	40,147,658
Average managed assets	52,472,270	50,019,800	50,594,560	50,576,757
Average total assets	41,985,751	39,476,811	40,900,603	39,172,967
Average debt	32,706,778	31,554,026	32,002,094	31,538,355
Average total equity	7,105,340	5,751,987	6,845,767	5,530,123
Ratios
Yield on individually acquired retail installment contracts	16.3%	16.0%	16.1%	16.0%
Yield on purchased receivables portfolios	23.2%	17.4%	25.1%	20.1%
Yield on receivables from dealers	3.4%	6.0%	3.3%	5.7%
Yield on personal loans (1)	24.9%	24.4%	24.6%	24.9%
Yield on earning assets (2)	13.3%	13.3%	13.3%	13.5%
Cost of debt (3)	3.5%	3.2%	3.3%	3.0%
Net interest margin (4)	10.6%	10.8%	10.7%	11.2%
Expense ratio (5)	2.1%	2.4%	2.2%	2.3%
Return on average assets (6)	2.2%	2.0%	2.6%	2.0%
Return on average equity (7)	13.1%	13.8%	15.8%	14.4%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.8%	9.3%	7.7%	8.6%
Net charge-off ratio on purchased receivables portfolios (8)	(3.9)%	2.6%	(4.7)%	1.2%
Net charge-off ratio on personal loans (8)	9.3%	67.2%	37.8%	62.7%
Net charge-off ratio (8)	8.8%	9.3%	7.7%	8.6%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	5.5%	5.8%	5.5%	5.8%
Delinquency ratio on personal loans, end of period (9)	13.3%	13.8%	13.3%	13.8%
Delinquency ratio on loans held for investment, end of period (9)	5.5%	5.8%	5.5%	5.8%
Equity to assets ratio (10)	16.7%	15.2%	16.7%	15.2%
Tangible common equity to tangible assets (10)	16.5%	14.9%	16.5%	14.9%
Common stock dividend payout ratio (11)	31.3%	—	13.3%	—
Allowance ratio (12)	11.7%	13.0%	11.7%	13.0%
Common Equity Tier 1 capital ratio (13)	16.4%	15.1%	16.4%	15.1%

(1)	Includes finance and other interest income; excludes fees.

(2)	"Yield on earning assets" is defined as the ratio of annualized Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	"Cost of debt" is defined as the ratio of annualized Interest expense to Average debt.

(4)	"Net interest margin" is defined as the ratio of annualized Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	"Expense ratio" is defined as the ratio of annualized Operating expenses to Average managed assets.

(6)	"Return on average assets" is defined as the ratio of annualized Net income to Average total assets.

(7)	"Return on average equity" is defined as the ratio of annualized Net income to Average total equity.

(8)
"Net charge-off ratio" is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.

(9)	"Delinquency ratio" is defined as the ratio of End of period Delinquent principal over 59 days to End of period gross balance of the respective portfolio, excludes capital leases.

(10)
"Tangible common equity to tangible assets" is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company's capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	September 30, 2017
	(Dollar amounts in thousands)
Total equity	$7,141,215	$5,873,102
Deduct: Goodwill and intangibles	106,233	105,590
Tangible common equity	$7,034,982	$5,767,512

Total assets	$42,806,955	$38,746,090
Deduct: Goodwill and intangibles	106,233	105,590
Tangible assets	$42,700,722	$38,640,500

Equity to assets ratio	16.7%	15.2%
Tangible common equity to tangible assets	16.5%	14.9%

(11)	"Common stock dividend payout ratio" is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company's shareholders.

(12)	"Allowance ratio" is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)	"Common Equity Tier 1 Capital ratio" is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	September 30, 2018	September 30, 2017
Total equity	$7,141,215	$5,873,102
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	162,643	172,502
Deduct: Accumulated other comprehensive income (loss), net	56,601	27,481
Tier 1 common capital	$6,921,971	$5,673,119
Risk weighted assets (a)	$42,256,218	$37,609,878
Common Equity Tier 1 capital ratio (b)	16.4%	15.1%

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

(b)	CET1 is calculated under Basel III regulations required since January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended September 30,
	2018			2017
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,060,492	$1,141,000	16.3%	$28,165,822	$1,128,794	16.0%
Purchased receivables	34,059	1,974	23.2%	120,245	5,223	17.4%
Receivables from dealers	15,070	127	3.4%	53,715	808	6.0%
Personal loans	1,350,852	84,028	24.9%	1,367,445	83,474	24.4%
Capital lease receivables	20,034	398	7.9%	22,544	775	13.8%
Finance receivables	29,480,507	1,227,527	16.8%	29,729,771	1,219,074	16.4%
Leased vehicles, net	13,607,010	194,021	5.7%	10,710,941	118,351	4.4%
Other assets	2,233,494	8,124	1.5%	2,525,997	5,610	0.9%
Allowance for credit losses	(3,335,260)	—	—	(3,489,898)	—	—
Total assets	$41,985,751	$1,429,672		$39,476,811	$1,343,035
Liabilities and equity
Liabilities:
Notes payable	$32,706,778	$285,583	3.5%	$31,554,026	$250,674	3.2%
Other liabilities	2,173,633	—	—	2,170,798	—	—
Total liabilities	34,880,411	285,583		33,724,824	250,674

Total stockholders' equity	7,105,340	—	—	5,751,987	—
Total liabilities and equity	$41,985,751	$285,583		$39,476,811	$250,674

	Nine Months Ended September 30,
	2018			2017
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$27,615,084	$3,341,179	16.1%	$28,204,075	$3,386,375	16.0%
Purchased receivables	37,545	7,059	25.1%	176,792	26,670	20.1%
Receivables from dealers	15,363	377	3.3%	63,401	2,696	5.7%
Personal loans	1,398,555	258,060	24.6%	1,419,223	264,792	24.9%
Capital lease receivables	21,183	1,332	8.4%	26,415	3,302	16.7%
Finance receivables	29,087,730	3,608,007	16.5%	29,889,906	3,683,835	16.4%
Leased vehicles, net	12,458,508	517,178	5.5%	10,257,752	377,453	4.9%
Other assets	2,751,795	22,821	3.3%	2,514,712	12,113	0.6%
Allowance for credit losses	(3,397,430)	—	—	(3,489,403)	—	—
Total assets	$40,900,603	$4,148,006		$39,172,967	$4,073,401
Liabilities and equity
Liabilities:
Notes payable	$32,002,094	$800,564	3.3%	$31,538,355	$711,134	3.0%
Other liabilities	2,052,742	—	—	2,104,489	—	—
Total liabilities	34,054,836	800,564		33,642,844	711,134

Total stockholders' equity	6,845,767	—		5,530,123	—
Total liabilities and equity	$40,900,603	$800,564		$39,172,967	$711,134

Results of Operations (As Revised)
The following table presents the Company's results of operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,227,129	$1,218,299	$3,606,675	$3,680,533
Leased vehicle income	583,097	457,932	1,625,272	1,305,429
Other finance and interest income	8,522	6,385	24,153	15,415
Total finance and other interest income	1,818,748	1,682,616	5,256,100	5,001,377
Interest expense	285,583	250,674	800,564	711,134
Leased vehicle expense	389,076	339,581	1,108,094	927,976
Net finance and other interest income	1,144,089	1,092,361	3,347,442	3,362,267
Provision for credit losses	597,914	571,012	1,514,799	1,765,518
Net finance and other interest income after provision for credit losses	546,175	521,349	1,832,643	1,596,749
Profit sharing	1,652	5,945	18,882	22,333
Net finance and other interest income after provision for credit losses and profit sharing	544,523	515,404	1,813,761	1,574,416
Total other income	24,641	58,947	72,078	138,822
Total operating expenses	272,342	297,903	837,204	885,396
Income before income taxes	296,822	276,448	1,048,635	827,842
Income tax expense	64,874	77,879	237,047	232,484
Net income	$231,948	$198,569	$811,588	$595,358

Net income	$231,948	$198,569	$811,588	$595,358
Change in unrealized gains (losses) on cash flow hedges, net of tax	(5,848)	(379)	6,190	(778)
Comprehensive income	$226,100	$198,190	$817,778	$594,580

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017 (As Revised)
Interest on Finance Receivables and Loans

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,141,000	$1,128,794	$12,206	1%	$3,341,179	$3,386,375	$(45,196)	(1)%
Income from purchased receivables portfolios	1,974	5,223	(3,249)	(62)%	7,059	26,670	(19,611)	(74)%
Income from receivables from dealers	127	808	(681)	(84)%	377	2,696	(2,319)	(86)%
Income from personal loans	84,028	83,474	554	1%	258,060	264,792	(6,732)	(3)%
Total interest on finance receivables and loans	$1,227,129	$1,218,299	$8,830	1%	$3,606,675	$3,680,533	$(73,858)	(2)%

Income from individually acquired retail installment contracts increased $12 million, or 1%, from the third quarter of 2017 to the third quarter of 2018, and decreased $45 million, or 1%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to 0.4% and 2.1% decline respectively, in the average outstanding balance of the portfolio, offset by higher loan APRs.

Income from purchased receivables-credit impaired portfolios decreased $3 million, or 62%, from the third quarter of 2017 to the third quarter of 2018, and decreased $20 million, or 74%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, due to the sale of a majority of the purchased receivables to SHUSA during the third quarter of 2017 and the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans decreased $7 million, or 3% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to 1.5% decline in the average outstanding balance of the portfolio.
Leased Vehicle Income and Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$583,097	$457,932	$125,165	27%	$1,625,272	$1,305,429	$319,843	25%
Leased vehicle expense	389,076	339,581	49,495	15%	1,108,094	927,976	180,118	19%
Leased vehicle income, net	$194,021	$118,351	$75,670	64%	$517,178	$377,453	$139,725	37%
Leased vehicle income and expense increased in the three and nine months ended September 30, 2018 when compared to the same periods in 2017, due to the continual growth in the portfolio since the Company launched Chrysler Capital in 2013, as the average outstanding balance of the portfolio increased 27.0% and 21.5%, respectively. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within Leased vehicle expense.
Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$300,216	$253,478	$46,738	18%	$840,956	$709,001	$131,955	19%
Interest expense on derivatives	(14,633)	(2,804)	(11,829)	422%	(40,392)	2,133	(42,525)	(1,994)%
Total interest expense	$285,583	$250,674	$34,909	14%	$800,564	$711,134	$89,430	13%

Interest expense on notes payable increased $47 million, or 18%, from the third quarter of 2017 to the third quarter of 2018, and increased $132 million, or 19%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to the increased cost of funds resulting from higher market rates.

Interest expense on derivatives decreased $12 million, or 422%, from the third quarter of 2017, to the third quarter of 2018 and decreased $43 million or 1,994%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to a favorable mark-to-market impact based on interest rate changes.
Provision for Credit Losses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$597,943	$569,992	$27,951	4.9%	$1,516,367	$1,756,397	$(240,031)	(14)%
Provision for credit losses on receivables from dealers	(3)	(546)	543	(99)%	(9)	(557)	548	(98)%
Provision for credit losses on personal loans	(135)	1,134	(1,269)	(112)%	(320)	10,275	(10,595)	(103)%
Provision for credit losses on capital leases	109	432	(323)	(75)%	(1,239)	(597)	(642)	108%
Provision for credit losses	$597,914	$571,012	$26,902	5%	$1,514,799	$1,765,518	$(250,720)	(14)%
Provision for credit losses on the Company's individually acquired retail installment contracts decreased $240 million, or 14%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to lower net charge offs for nine months ended September 30, 2018, partially offset by increase in portfolio of 7.2% from $26.3 billion at September 30, 2017 to $28.2 billion at September 30, 2018.
Profit Sharing

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$1,652	$5,945	$(4,293)	(72)%	$18,882	$22,333	$(3,451)	(15)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing decreased in the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily because of decrease in Chrysler profit sharing expense based on increase in lease depreciation expense.
Other Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(86,320)	$(52,592)	$(33,728)	(64)%	$(255,474)	$(228,513)	$(26,961)	(12)%
Servicing fee income	26,409	28,673	(2,264)	(8)%	80,129	92,310	(12,181)	(13)%
Fees, commissions, and other	84,552	82,866	1,686	2%	247,423	275,025	(27,602)	(10)%
Total other income	$24,641	$58,947	$(34,306)	(58)%	$72,078	$138,822	$(66,744)	(48)%
Average serviced for others portfolio	$9,384,748	$9,579,089	$(194,341)	(2)%	$9,048,317	$10,426,323	$(1,378,006)	(13)%

•Investment losses, net for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gain (loss) on sale of loans and leases	$(1,918)	$29,974	$(20,710)	$16,913
Lower of cost or market adjustments	(86,847)	(84,718)	(236,561)	(246,522)
Other gains, (losses and impairments), net	2,445	2,152	1,797	1,096
Total investment losses, net	$(86,320)	$(52,592)	$(255,474)	$(228,513)
Gain (loss) on sale of loans and leases changed from a $30 million gain during third quarter of 2017, to a loss of $2 million for the third quarter of 2018, and changed from $17 million gain during the nine months ended September 30, 2017, to a loss of $21 million as of September 30, 2018. The change was driven primarily by the $36 million gain recognized upon sale of a majority of the purchased receivables to SHUSA during the third quarter of 2017.
The change in lower of cost or market adjustments primarily relates to customer default activity and net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale. Refer to Note 16 - "Investment Gains (Losses), Net" in the accompanying condensed consolidated financial statements.

•
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased $2 million, or 8%, from the third quarter of 2017 to the third quarter of 2018, and decreased $12 million, or 13%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, due to the decline in the Company's serviced portfolio. The serviced for others portfolio as of September 30, 2018 and 2017 was as follows:

	September 30,
	2018	2017
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$4,899,284	$2,822,102
SBNA leases	809	459,524
Total serviced for related parties	4,900,093	3,281,626
Chrysler Capital securitizations	822,041	1,690,729
Other third parties	3,472,418	4,984,251
Total serviced for third parties	4,294,459	6,674,980
Total serviced for others portfolio	$9,194,552	$9,956,606
The Company's serviced for others balances has decreased versus the prior year primarily due to the timing of prime asset sales.

•
The Company's fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income decreased 10%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, due to the discontinuance of certain revenue streams in late 2017.

Total Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$119,722	$134,169	$(14,447)	(11)%	$360,325	$398,325	$(38,000)	(10)%
Repossession expense	62,189	66,877	(4,688)	(7)%	197,930	205,445	(7,515)	(4)%
Other operating costs	90,431	96,857	(6,426)	(7)%	278,949	281,626	(2,677)	(1)%
Total operating expenses	$272,342	$297,903	$(25,561)	(9)%	$837,204	$885,396	$(48,192)	(5)%
Compensation expense decreased $14 million, or 11%, from the third quarter of 2017 to the third quarter of 2018, and decreased $38 million, or 10%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to a decrease in severance expenses incurred in 2017 related to management changes and efficiency efforts.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$64,874	$77,879	$(13,005)	(17)%	$237,047	$232,484	$4,563	2%
Income before income taxes	296,822	276,448	20,374	7%	1,048,635	827,842	220,793	27%
Effective tax rate	21.9%	28.2%			22.6%	28.1%

The effective tax rate decreased from 28.2% for the three months ended September 30, 2017 to 21.9% for three months ended September 30, 2018 and from 28.1% for the nine months ended September 30, 2017 to 22.6% for the nine months ended September 30, 2018, primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 and effective January 1, 2018 offset by changes in forecasted electric vehicle tax credits and the tax benefit recognized in the second quarter of 2017 upon the assertion that undistributed net earnings of the Company’s subsidiary, SCI, would be indefinitely reinvested outside the US. In the fourth quarter of 2017, the Company changed its assertion to reflect a change in management’s strategic objective to no longer permanently reinvest the earnings.

Other Comprehensive Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges, net of tax	$(5,848)	$(379)	$(5,469)	1,443%	$6,190	$(778)	$6,968	896%

The change in unrealized gains (losses) on cash flow hedges for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily driven by more favorable interest rate movements in 2018 than in 2017.

Credit Quality (As Revised)
Loans and Other Finance Receivables
Nonprime loans comprise 82% of the Company's portfolio as of September 30, 2018. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company's held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$22,483,913	$5,759,094	$14,942	$3,266
Credit loss allowance - specific	—	(1,559,808)	—	—
Credit loss allowance - collective	(1,740,862)	—	(155)	(897)
Discount	(191,421)	(48,787)	—	—
Capitalized origination costs and fees	77,832	5,005	—	138
Net carrying balance	$20,629,462	$4,155,504	$14,787	$2,507
Allowance as a percentage of unpaid principal balance	7.7%	27.1%	1.0%	27.5%
Allowance and discount as a percentage of unpaid principal balance	8.6%	27.9%	1.0%	27.5%
(a) As of September 30, 2018, used car financing represented 57% of our outstanding retail installment contracts acquired individually. 86% of this used car financing consisted of nonprime auto loans.

	December 31, 2017
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$19,679,082	$6,314,035	$15,787	$6,887
Credit loss allowance - specific	—	(1,804,132)	—	—
Credit loss allowance - collective	(1,540,315)	—	(164)	(2,565)
Discount	(309,191)	(74,832)	—	(1)
Capitalized origination costs and fees	58,638	5,741	—	138
Net carrying balance	$17,888,214	$4,440,812	$15,623	$4,459
Allowance as a percentage of unpaid principal balance	7.8%	28.6%	1.0%	37.2%
Allowance and discount as a percentage of unpaid principal balance	9.4%	29.8%	1.0%	37.3%
(a) As of December 31, 2017, used car financing represented 61% of our outstanding retail installment contracts acquired individually. 87% of this used car financing consisted of nonprime auto loans.

The Company acquired certain retail installment contracts in pools at a discount due to credit deterioration subsequent to their origination, the Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. Any deterioration in the performance of the purchased portfolios results in an incremental impairment. The balances of these purchased receivables portfolios were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollar amounts in thousands)
Outstanding balance	$32,642	$43,474
Outstanding recorded investment, net of impairment	$20,833	$28,069
A summary of the credit risk profile of the Company's consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of September 30, 2018 and December 31, 2017 was as follows (dollar amounts in billions, totals may not foot due to rounding):

September 30, 2018
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.5	96%	$0.1	4%	$—	—	$—	—	$2.6	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.2	4%	0.3	6%	0.3	6%	4.6	84%	5.4	19%
540-599	<36	0.3	37%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.3	4%	0.3	4%	7.7	91%	8.5	30%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.0	94%	4.3	15%
>640	<36	0.3	37%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.1	3%	0.1	3%	0.1	3%	3.6	91%	3.9	14%
Total		$4.4	15%	$1.7	6%	$1.3	5%	$20.9	74%	$28.3	100%

December 31, 2017
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.3	97%	$0.1	3%	$—	—	$—	—	$2.4	9%
	36+	0.4	38%	0.2	20%	0.1	11%	0.3	31%	1.0	4%
<540	<36	0.2	40%	0.1	23%	0.1	14%	0.1	23%	0.5	2%
	36+	0.2	3%	0.3	5%	0.3	5%	4.5	87%	5.3	21%
540-599	<36	0.3	35%	0.2	23%	0.1	15%	0.2	27%	0.8	3%
	36+	0.2	2%	0.2	3%	0.3	4%	6.8	91%	7.5	29%
600-639	<36	0.2	36%	0.1	22%	0.1	15%	0.1	27%	0.5	2%
	36+	0.1	1%	0.1	2%	0.1	2%	3.6	95%	3.9	15%
>640	<36	0.3	42%	0.1	21%	0.1	13%	0.1	24%	0.6	2%
	36+	—	—	0.1	2%	0.1	3%	3.3	95%	3.5	13%
Total		$4.2	16%	$1.5	6%	$1.3	5%	$19.0	73%	$26.0	100%
Delinquencies

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

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
The following is a summary of delinquencies on retail installment contracts held for investment as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,978,462	10.5%	$2,958,195	11.4%
Delinquent principal over 59 days (b)	1,562,486	5.5%	1,645,789	6.3%
Total delinquent principal	$4,540,948	16.0%	$4,603,984	17.7%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
(b) Interest is generally accrued until 60 days past due in accordance with the Company's accounting policy for retail installment contracts.

In addition, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$701,017	2.5%	$691,256	2.7%
TDR	725,202	2.6%	806,938	3.1%
Total nonaccrual principal	$1,426,219	5.0%	$1,498,194	5.8%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
All of the Company's receivables from dealers were current as of September 30, 2018 and December 31, 2017.
Credit Loss Experience
The following is a summary of net losses and repossession activity on finance receivables held for investment for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal outstanding at period end	$28,275,649	$26,391,517
Average principal outstanding during the period	$26,965,717	$27,175,291
Number of receivables outstanding at period end	1,796,287	1,714,785
Average number of receivables outstanding during the period	1,749,981	1,727,313
Number of repossessions (a)	214,129	225,393
Number of repossessions as a percent of average number of receivables outstanding	16.3%	17.4%
Net losses	$1,558,820	$1,746,828
Net losses as a percent of average principal amount outstanding	7.7%	8.6%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
There were no charge-offs on the Company's receivables from dealers for the three and nine months ended September 30, 2018 and 2017.
Deferrals and Troubled Debt Restructurings
In accordance with the Company's policies and guidelines, the Company may offer extensions (deferrals) to consumers on its retail installment contracts, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two months. The Company's policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
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
The following is a summary of deferrals on the Company's retail installment contracts held for investment as of the dates indicated:

	September 30, 2018		December 31, 2017
	(Dollar amounts in thousands)
Never deferred	$19,730,011	69.8%	$16,408,250	63.0%
Deferred once	3,781,447	13.4%	4,728,266	18.2%
Deferred twice	2,103,636	7.4%	2,188,522	8.4%
Deferred 3 - 4 times	2,578,181	9.1%	2,640,549	10.1%
Deferred greater than 4 times	82,374	0.3%	70,774	0.3%
Total	$28,275,649		$26,036,361
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
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are placed on nonaccrual status when the account becomes past due more than 60 days. For loans on nonaccrual status, interest income is recognized on a cash basis; For loans on nonaccrual status, the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due.
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
The following is a summary of the principal balance as of September 30, 2018 and December 31, 2017 of loans that have received these modifications and concessions:

	September 30, 2018	December 31, 2017
	Retail Installment Contracts	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$2,388,014	$2,880,301
Bankruptcy-related accounts	73,675	92,513
Extension of maturity date	22,737	25,526
Interest rate reduction	54,739	56,891
Max buy rate and fair lending (b)	4,428,261	3,076,049
Other	135,549	178,402
Total modified loans	$7,102,975	$6,309,682
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
A summary of the Company's recorded investment in TDRs as of the dates indicated is as follows:

	September 30, 2018	December 31, 2017
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment (a)	$5,746,081	$6,328,159
Impairment	(1,559,808)	(1,804,132)
Outstanding recorded investment, net of impairment	$4,186,273	$4,524,027
(a) As of September 30, 2018, the outstanding recorded investment excludes $84.6 million of collateral-dependent bankruptcy TDRs that has been written down by $34.3 million to fair value less cost to sell. As of December 31, 2017, the outstanding recorded investment excludes $64.7 million of collateral-dependent bankruptcy TDRs that has been written down by $29.2 million to fair value less cost to sell.
A summary of the Company's delinquent TDRs as of the dates indicated is as follows:

	September 30, 2018	December 31, 2017
	Retail Installment Contracts (a)
	(Dollar amounts in thousands)
Principal 30-59 days past due	$1,326,903	$1,422,101
Delinquent principal over 59 days	804,161	893,708
Total delinquent TDRs	$2,131,064	$2,315,809
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

As of September 30, 2018, and December 31, 2017, the Company did not have any Dealer Loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance — beginning of period	$6,095,868	$5,925,123	$6,328,159	$5,637,792
New TDRs	466,058	1,122,450	1,760,649	2,776,006
Charge-offs	(523,299)	(499,579)	(1,479,397)	(1,435,533)
Paydowns (a)	(293,343)	(187,164)	(865,943)	(620,797)
Other transfers	797	4,400	2,613	7,762
Balance — end of period	$5,746,081	$6,365,230	$5,746,081	$6,365,230
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
The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,759,094	$6,314,035
TDR - Impairment	1,559,808	1,804,132
TDR - Allowance ratio	27.1%	28.6%

Non-TDR - Unpaid principal balance	$22,483,913	$19,679,082
Non-TDR - Allowance	1,740,862	1,540,315
Non-TDR Allowance ratio	7.7%	7.8%

Total - Unpaid principal balance	$28,243,007	$25,993,117
Total - Allowance	3,300,670	3,344,447
Total - Allowance ratio	11.7%	12.9%

The allowance ratio for TDR retail installment contracts decreased from December 31, 2017 to September 30, 2018, primarily driven by better recovery performance.

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 12 third-party banks, SHUSA and through securitizations in the ABS market and flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $7.1 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the nine months ended September 30, 2018, the Company completed on-balance sheet funding transactions totaling approximately $13.7 billion, including:

•	four securitizations on the Company's SDART platform for approximately $4.2 billion;

•	four securitizations on the Company's DRIVE, deeper subprime platform, for approximately $4.7 billion;

•	one private lease securitization for approximately $1.2 billion;

•	one lease securitization on our SRT Platform for approximately $1.0 billion;

•	three private amortizing lease facility for approximately $1.7 billion;

•	issuance of retained bonds on the Company's SDART platform for approximately $572 million; and

•	issuance of retained bonds on the Company's DRIVE platform for approximately $191 million.
The Company also completed approximately $2.9 billion in asset sales to Santander.
As of September 30, 2018 and December 31, 2017, the Company's debt consisted of the following:

	September 30, 2018	December 31, 2017
Third - party revolving credit facilities	$5,632,053	$4,848,316
Related - party revolving credit facilities	3,003,529	3,754,223
Total revolving credit facilities	8,635,582	8,602,539

Public securitizations	19,647,765	14,993,258
Privately issued amortizing notes	5,219,532	7,564,637
Total secured structured financings	24,867,297	22,557,895
Total debt	$33,502,879	$31,160,434
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has one credit facility with seven banks providing an aggregate commitment of $4.4 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of September 30, 2018 and December 31, 2017, there was an outstanding balance of approximately $3.4 billion and $2.0 billion, respectively, on this facility in aggregate. The facility require reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has six credit facilities with nine banks providing an aggregate $5.6 billion for the exclusive use of providing short-term liquidity needs to support Core and Chrysler Capital Loan financing.  As of September 30, 2018 and December 31, 2017, there was an outstanding balance of approximately $2.0 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of September 30, 2018 and December 31, 2017, there was an outstanding balance of $272 million and $744 million, respectively, under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company's debt with these affiliated entities consisted of the following:

	As of September 30, 2018 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of Credit	SHUSA	—	500,000	178,125	425,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$3,000,000	$6,500,000

	As of September 30, 2017 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of Credit	Santander-NY	$—	$2,000,000	$1,407,335	$2,000,000
Line of credit	Santander-NY	265,400	750,000	57,845	435,900
Promissory Note	SHUSA	300,000	300,000	228,832	300,000
Promissory Note	SHUSA	650,000	650,000	436,496	650,000
Promissory Note	SHUSA	650,000	650,000	257,383	650,000
Promissory Note	SHUSA	500,000	500,000	305,556	500,000
Line of Credit	SHUSA	—	3,000,000	139,973	750,000
		$2,365,400	$7,850,000
Through SHUSA, Santander provides the Company with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. In July 2018, SHUSA provided $500,000 line of credit to SC. SHUSA also provides the Company with $3.0 billion of term promissory notes with maturities ranging from March 2019 to December 2022.
Under an agreement with Santander, the Company pays a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of the Company's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee is paid against each month's ending balance. The guarantee fee only applies to additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. The Company recognized guarantee fee expense of $4.7 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively.
The Company also has derivative financial instruments with Santander and affiliates (all of which were subsequently amended to reflect clearing with central clearing counterparties) with outstanding notional amounts of zero and $3.7 billion at September 30, 2018 and December 31, 2017, respectively. The Company had a collateral overage on derivative liabilities with

Santander and affiliates of zero and $2 million at September 30, 2018 and December 31, 2017, respectively. Interest on these agreements includes amounts totaling $694 thousand and $1 million for the nine months ended September 30, 2018 and 2017, respectively.
Secured Structured Financings
The Company's secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. The Company has completed 6 securitizations quarter-to-date in 2018 and currently has 45 securitizations outstanding in the market with a cumulative ABS balance of approximately $20 billion.
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

Off-Balance Sheet Financing
Beginning in March 2017, the Company has the option to sell a contractually determined amount of eligible prime loans to Santander through securitization platforms. As all of the notes and residual interests in the securitizations are issued to Santander, the Company recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from the Company's condensed consolidated balance sheets.

Cash Flow Comparison (As Revised)
The Company has historically produced positive net cash from operating activities. The Company's investing activities primarily consist of originations and acquisitions of retail installment contracts. SC's financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	Nine Months Ended September 30,
	2018	2017
	(Dollar amounts in thousands)
Net cash provided by operating activities	$5,085,633	$3,710,379
Net cash used in investing activities	(8,121,291)	(2,926,934)
Net cash provided by (used in) financing activities	2,165,516	(744,367)
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $1.4 billion from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, mainly due to lower originations and purchases of $983 million from assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $5.2 billion from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to the increase of $3.0 billion lease vehicle purchases and $3.4 billion of originations of and disbursements on finance receivables held for investment, offset by increase of $0.9 billion in proceeds from sale of leased vehicles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $2.9 billion from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to the increase of proceeds from notes payable, offset by dividend payment of $108 million.
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
The following table summarizes the Company's contractual obligations as of September 30, 2018:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,743	$26,069	$23,719	$36,301	$98,832
Notes payable - credit facilities and related party	735,940	6,746,113	1,150,000	—	8,632,053
Notes payable - secured structured financings (a)	1,437,920	8,088,112	10,909,934	4,490,851	24,926,817
Contractual interest on debt	956,201	969,667	215,452	—	2,141,320
	$3,142,804	$15,829,961	$12,299,105	$4,527,152	$35,799,022
(a)Adjusted for unamortized costs of $60 million.

Risk Management Framework

The Company's risk management framework is overseen by its Board, the RC, its management committees, its executive management team, an independent risk management function, an internal audit function and all of its associates. The RC, along with the Company's full Board, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company's risk profile. The Company's primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding the Company's risk management framework, please refer to the Risk Management Framework section of the Company's 2017 Annual Report on Form 10-K.

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
The Company's Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company's asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of September 30, 2018, the notional value of the Company's interest rate swap agreements was $6.6 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of September 30, 2018 the notional value of the Company’s interest rate cap agreements was $16.7 billion, under which, all notional was executed Back-to-Back.

The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of September 30, 2018, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would increase the Company's net interest income by $9 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of September 30, 2018, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company's MVE by $96 million.
Collateral Risk
The Company's lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company's residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the third quarter of 2018, approximately 87% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of September 30, 2018, it had twelve);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of September 30, 2018, Santander and affiliates provided 9% of its funding);

•	that no single lender's commitment should comprise more than 33% of the overall committed external lines (as of September 30, 2018, the highest single lender's commitment was 23%);

•
that no more than 35% of the Company's debt mature in the next six months and no more than 65% of the Company's debt mature in the next twelve months (as of September 30, 2018, 3% and 19% of the Company's debt is scheduled to mature in the next six and twelve months, respectively); and

•
that the Company maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company's expected peak usage over the following twelve months (as of September 30, 2018, the Company had twelve-month rolling unused capacity of $11.1 billion).

The Company's liquidity risk policy also requires that the Company's Asset Liability Committee monitor many indicators, both market-wide and company-specific, to determine if action may be necessary to maintain the Company's liquidity position. The Company's liquidity management tools include daily, monthly and twelve-month rolling cash requirements forecasts, long term strategic planning forecasts, monthly funding usage and availability reports, daily sources and uses reporting, structural liquidity risk exercises, key risk indicators, and the establishment of liquidity contingency plans. The Company also performs monthly stress tests in which it forecasts the impact of various negative scenarios (alone and in combination), including reduced credit availability, higher funding costs, lower Advance Rates, lending covenant breaches, lower dealer discount rates, and higher credit losses.

The Company generally seeks funding from the most efficient and cost effective source of liquidity from the ABS markets, third-party facilities, and Santander.  Additionally, the Company can reduce originations to significantly lower levels, if necessary, during times of limited liquidity.

The Company had established a qualified like-kind exchange program to defer tax liability on gains on sale of vehicle assets at lease termination. If the Company does not meet the safe harbor requirements of IRS Revenue Procedure 2003-39, the Company may be subject to large, unexpected tax liabilities, thereby generating immediate liquidity needs. The Company believes that its compliance monitoring policies and procedures are adequate to enable the Company to remain in compliance with the program requirements. The Tax Cuts and Jobs Act permanently eliminated the ability to exchange personal property after January 1, 2018, which will result in the like-kind exchange program being discontinued in 2018.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2018, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analyses to validate the accuracy and completeness of the financial results impacted by the control deficiencies including the validation of data underlying key financial models and the addition of substantive logic inspection, fluctuation analysis and testing procedures. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. As a result, management concluded the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with U.S. GAAP.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2018, as a result of material weaknesses in the following areas:

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

Management has determined that the revision described in Note 1 in the accompanying condensed consolidated financial statements was an additional effect of this material weakness. Accordingly, this revision did not affect our assessment of internal control over financial reporting.

This material weakness in the control environment, risk assessment, control activities and monitoring contributes to each of the following identified material weaknesses:

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

•	Increased accounting participation in critical governance activities to ensure an adequate assessment of risk activities which may impact financial reporting or the related internal controls.

•	Continued to complete a comprehensive review and update of all accounting policies, process descriptions and control activities.

•	Developed and implemented additional documentation, controls and governance for the credit loss allowance and accretion processes.

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

While progress has been made to remediate all of these areas, including the development and implementation of enhanced processes, procedures and controls, as of September 30, 2018, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. However, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information concerning our risk factors are contained in Item 1A of our 2017 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander UK and certain other affiliates of Santander (collectively, the Group). During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander U.K. on these accounts in the nine months ended September 30, 2018 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two U.K. nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2018. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts during the nine months ended September 30, 2018.

The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits for the nine months ended September 30, 2018, which were negligible relative to the overall revenues and profits of Santander. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1	Letter Agreement, dated as of September 14, 2018, by and between Santander Holdings USA, Inc. and Scott Powell #
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement

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
Name: Scott Powell
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott Powell	President and Chief Executive Officer	November 7, 2018
Scott Powell	(Principal Executive Officer)
/s/ Juan Carlos Alvarez de Soto	Chief Financial Officer	November 7, 2018
Juan Carlos Alvarez de Soto	(Principal Financial and Accounting Officer)