Form 10-K
period 2018-12-31
Santander Consumer USA Holdings Inc.
filed 2019-02-26
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 30, 2018, the Registrant’s common stock, par value $0.01 per share, held by non-affiliates had an aggregate market value of approximately $2.2 billion based on the closing price on that date on the New York Stock Exchange of $19.09 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2019
Common Stock ($0.01 par value)	351,365,408 shares

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to its 2019 annual meeting of stockholders (the Proxy Statement) are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated.

Unless otherwise specified or the context otherwise requires, the use herein of the terms “we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company’s control. Among the factors that could cause the Company’s actual performance to differ materially from those suggested by the forward-looking statements are:

•	the Company operates in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially adversely affect its business;

•	the Company’s ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;

•	adverse economic conditions in the United States and worldwide may negatively impact the Company’s results;

•	the business could suffer if access to funding is reduced or if there is a change in the Company’s funding costs or ability to execute securitizations;

•	the Company faces significant risks implementing its growth strategy, some of which are outside of its control;

•	the Company may not realize the anticipated benefits from, and may incur unexpected costs and delays in connection with exiting its personal lending business;

•	the Company’s agreement with FCA may not result in currently anticipated levels of growth and is subject to performance conditions that could result in termination of the agreement, and is subject to an option giving FCA the right to acquire an equity participation in the Chrysler Capital portion of the Company’s business;

•	the business could suffer if the Company is unsuccessful in developing and maintaining relationships with automobile dealerships;

•	the Company’s financial condition, liquidity, and results of operations depend on the credit performance of its loans;

•	loss of the Company’s key management or other personnel, or an inability to attract such management and personnel, could negatively impact its business;

•
the Company is directly and indirectly, through its relationship with SHUSA, subject to certain banking and financial services regulations, including oversight by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), the European Central Bank, and the Federal Reserve Bank of Boston (FRBB); such oversight and regulation may limit certain of the Company’s activities, including the timing and amount of dividends and other limitations on the Company’s business;

•	future changes in the Company’s ownership by, or relationship with, SHUSA or Santander, could adversely affect its operations; and

•	the other factors that are described in Part I, Item IA - Risk Factors of this Annual Report on Form 10-K.

If one or more of the factors affecting the Company’s forward-looking information and statements renders forward-looking information or statements incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, the Company cautions the reader not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the Company’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties as new factors emerge from time to time. Management cannot assess the impact of any such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and the Company undertakes no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Annual Report on Form 10-K.

ABS	Asset-backed securities
Advance Rate	The maximum percentage of unpaid principal balance that a lender is willing to lend
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors

CBP	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year master private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 10% or 15% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A floorplan line of credit, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
ECB	European Central Bank
ECOA	Equal Credit Opportunity Act
ERMC	Enterprise Risk Management Committee
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	FCA US LLC, formerly Chrysler Group LLC
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
J.D. Power	J.D. Power and Associates
LendingClub	LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others.
MSA	Master Service Agreement
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer

Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
Remarketing	The controlled disposal of leased vehicles that have reached the end of their lease term or of financed vehicles obtained through repossession
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts acquired individually	Includes purchased non-credit impaired finance receivables
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC
SC Illinois	Santander Consumer USA Inc., an Illinois Corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority owner of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I

ITEM I.	BUSINESS
General
The Company, was formed in 2013 as a corporation in the state of Delaware and is the holding company for SC Illinois, and subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination, securitization and servicing of retail installment contracts and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.

Santander Auto Finance (SAF) is our primary vehicle brand, and is available as a finance option for automotive dealers across the United States. Since May 2013, under the Chrysler Agreement with FCA, the Company has been operated as FCA’s preferred provider for consumer loans, leases and Dealer Loans and provide services to FCA customers and dealers under the Chrysler Capital (CCAP) brand. These products and services include consumer retail installment contracts and leases, as well as Dealer Loans for inventory, construction, real estate, working capital and revolving lines of credit. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers as well as Dealer Loans.

In June 2018, the Company announced that it was in exploratory discussions with FCA regarding the future of FCA’s U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. The likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined. In July 2018, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party in accordance with Section 14.02 of the MPLFA until December 31, 2018.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it holds personal loans, private-label credit cards and other consumer finance products. However, in 2015, the Company announced its exit from personal lending, and accordingly, substantially all of its personal lending assets are classified as held for sale at December 31, 2018.
As of February 21, 2019, the Company was owned approximately 69.9% by SHUSA, a wholly-owned subsidiary of Santander, and approximately 30.1% by other shareholders.
The Company’s Markets
The consumer finance industry in the United States has approximately $3 trillion of outstanding borrowings as of December 31, 2018 and includes vehicle loans and leases, credit cards, home equity lines of credit, private student loans, and personal loans.
Sources: Federal Reserve Bank of New York; Consumer Financial Protection Bureau

The Company’s primary focus is the vehicle finance segment of the U.S. consumer finance industry. Vehicle finance includes loans and leases taken out by consumers to fund the purchase of new and used automobiles, as well as other vehicles such as marine and recreational vehicles. Within the vehicle finance segment, the Company maintains a strong presence in the auto finance market. The auto finance market features a fungible product resulting in an efficient pricing market, but it is highly fragmented, with no individual lender accounting for more than 10% of total market share. As of December 31, 2018, there were approximately $1.3 trillion of auto loans outstanding in the United States.
Net Percent of Banks Reporting Stronger Demand for Consumer Loans
Source: Federal Reserve Board - Senior Loan Officer Survey on Bank Lending Practices

The Company has a significant portfolio of prime loans and leases serviced for others, as it typically originates and then sells prime assets with servicing rights retained. Through the Chrysler Capital brand, the Company’s focus is on the new auto finance space by providing financing for the acquisition of new FCA vehicles. The Company also originates leases, substantially all of which are extended to prime borrowers. In 2018, there were 17.2 million new cars sold in the U.S. In 2018, through the third quarter, approximately 85% of total new auto sales were financed. Future growth of new auto sales in the United States, and the parallel growth of consumer loans and leases to finance those sales, are driven by improving economic conditions, new automobile product offerings, and the need to replace aging automobiles. Chrysler Capital loan and lease growth will be driven by the volume of new FCA vehicles sold in the United States.

Source: Ward’s Automotive Reports; U.S. Department of Commerce: Bureau of Economic Analysis

Source: FCA US LLC
In addition, the Company is a leading originator of nonprime auto loans. Although the Company originates both prime and nonprime vehicle loans, it maintains on its balance sheet primarily nonprime loans. National and regional banks have historically been the largest originators of used and nonprime vehicle loans and leases due to their broad geographic footprint and wide array of vehicle finance products. The Company primarily competes against national and regional banks, as well as automobile manufacturers’ captive finance businesses, to originate loans and leases to finance consumers’ purchases of new and used cars.
Most loans in the used auto finance space are extended to nonprime consumers, who comprise a significant portion of the U.S. population. Of the more than 300 million Americans with a credit history, 29% have Fair Isaac Corporation (FICO®) scores below 650. Although nonprime auto loans typically produce higher losses than prime loans, the Company’s data-driven approach, extensive experience, and adaptive platform enhance the Company’s ability to estimate future cash flows and effectively price loans for their inherent risk.
Source: FICO® Banking Analytics Blog Fair
Note: Nonprime based on FICO® Score <650
Historically, used car financing has made up a majority of the Company’s business. In 2018, through the third quarter, used automobiles accounted for 67% of total automobiles sold in the United States, and approximately 54% of used car purchases were financed. The primary metrics used by the market to monitor the strength of the used car market are the Manheim Used Vehicle Index and J.D. Power Price Index, measures of wholesale used car prices adjusted by their mileage or vintage. The projected average age of U.S. autos in 2018 remained at a record high of 11.7 years. As of December 31, 2018, used car financing represented 57% of the Company’s outstanding retail installment contracts, of which 82% consisted of nonprime auto loans.

Source: Manheim Inc., as of December 31, 2018 & JP Power used-Vehicle Price Index, as of December 31, 2018
Note: Indexed to a basis of 100 at 1995 levels.

In 2015, the Company made a strategic decision to exit the personal lending market to focus on its core objectives of expanding the reach and realizing the full value of its vehicle finance and serviced for others platforms. The Company believes this shift will create other opportunities, such as diversifying funding sources and growing capital. Throughout 2016, 2017, and 2018, the Company marketed personal lending assets to potential buyers. In 2016, the Company completed a sale of substantially all assets from its personal lending portfolio to an unrelated third party. In 2017, the Company sold the remaining portfolio comprised of personal installment loans to an unrelated third-party, which was comprised solely of LendingClub installment loans. As the Company refocuses on core objectives, it continues to perform under various other agreements under which specified volumes of personal loans originated by third parties are purchased.
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
The Company’s Business Strategy
The Company’s primary goal is to create stockholder value by leveraging its efficient, scalable technology and risk infrastructure and data to underwrite, originate and service profitable assets while treating customers, dealers, stockholders, employees and all stakeholders in a simple, personal and fair manner.
Expand the Company’s Vehicle Finance Franchise
Organic Growth in Indirect Auto Finance. The Company has extensive data on and experience with consumer behavior across the full credit spectrum and is a key player in the U.S. vehicle finance market. The Company expects to continue to increase market penetration in the vehicle finance sector, subject to favorable market conditions, via the number and depth of its dealer relationships. The Company plans to achieve this growth in part through alliance programs with national vehicle dealer groups and financial institutions, including banks, credit unions, manufacturers, and other lenders, in both the prime and nonprime vehicle finance markets. The Company’s technology-based platform enables the Company to integrate seamlessly with other originators and thereby benefit from their channels and brands.
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
Expansion of Fee-Based Income Opportunities. The Company seeks opportunities to leverage its technologically sophisticated and highly adaptable servicing platform for both prime and nonprime loans, as well as other vehicle finance (including recreational and marine vehicles) and personal lending products. The Company collects fees to service loan portfolios, and handles both secured and personal loan products across the full credit spectrum. Loans and leases sold to or sourced to banks through flow agreements and off-balance sheet securitizations also provide additional opportunities to service large vehicle loan and lease pools. The Company’s loan servicing business is scalable and provides an attractive return on equity. The Company intends to continue to expand fee-based income opportunities through its relationship with Santander.
The Company’s Products and Services
The Company offers vehicle-related financing products, primarily consisting of consumer loans and leases, and servicing of those assets.
Consumer Vehicle Loans
The Company’s primary business is to indirectly originate vehicle loans through automotive dealerships throughout the United States. The Company has a substantial dealer network, most of which consists of manufacturer-affiliated or large and reputable independent dealers. The Company uses a risk-adjusted methodology to determine the price to pay the automotive dealer for a loan, which may be above or below the principal amount of the loan depending on characteristics such as the contractual annual percentage rate (APR) and the borrower’s credit profile. The consumer is obligated to make payments in an amount equal to the principal amount of the loan plus interest at the APR negotiated with the dealer. The consumer is also responsible for charges related to past-due payments. Dealers may retain some portion of the finance charge as compensation. The Company’s agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although the Company does not own the vehicles it finances through loans, it holds a perfected security interest in those vehicles. Loans with below-market APRs are frequently offered through manufacturer incentive programs. The manufacturer will compensate the originator of these loans for the amount of the financing rate that is below market. These payments are called rate subvention. The Company is entitled to receive rate subvention payments from FCA as its preferred provider through the Chrysler Agreement.
The Company also originates loans through its branded online RoadLoans.com platform. Additionally, the Company acquires loans in bulk from third parties. The loans acquired in bulk acquisitions have primarily been collateralized by automobiles. However, a small amount of such loans have been collateralized by marine and recreational vehicles. The Company generates revenue on these loans through finance charges.
Vehicle Leases
The Company acquires leases primarily from FCA-affiliated automotive dealers and, as a result, becomes titleholder for leased vehicles. The acquisition cost for these leases is based on the underlying value of the vehicle, the contractual lease payments and the residual value, which is the expected future value of the vehicle at the time of the lease termination. The Company uses projected residual values that are estimated by third parties, such as Automotive Lease Guide (ALG) and internal forecasts based on current market conditions, and other relevant data points. The residual value used to determine lease payments, or the contractual residual value, may be adjusted upward as part of marketing incentives provided by the manufacturer of the vehicle. When a contractual residual value is written up, the lease payments the Company offers become more attractive to consumers. The marketing incentive payment that manufacturers pay the Company is equal to the expected difference between the projected ALG residual value and the contractual residual value. This residual support payment is a form of subvention. The Company is a preferred provider of subvented leases through Chrysler Capital. Substantially all of these leases are to prime consumers. The consumer, or lessee, is responsible for the contractual lease payments and any excessive mileage or wear and tear on the vehicle that results in a lower residual value of the vehicle at the time of the lease’s termination. The consumer is also generally responsible for charges related to past due payments. The Company’s leases are primarily closed-ended, meaning the consumer does not bear the residual risk.
The Company generates revenue on leases through monthly lease payments and fees and, depending on the market value of the off-lease vehicle, the Company may recognize a gain or loss upon remarketing. The Company’s agreement with FCA permits the Company to share any residual gains or losses over a threshold, determined on an individual lease basis, with FCA.
Servicing for Others
The Company services a portfolio of vehicle loans originated or otherwise independently acquired by SBNA and loans sold by the Company to Santander. The Company also services loans sold through flow agreements, through Chrysler Capital off-

balance sheet securitizations and several smaller loan portfolios for various third-party institutions. The Company generates revenue on these assets through servicing and other fees collected from the institutional owners and the borrowers, and may also generate a gain or loss on the sale of assets. The Company intends to continue growing this off-balance sheet portfolio and the stream of revenue it provides.
Origination and Servicing
Vehicle Finance
The Company’s origination platform delivers automated 24/7 underwriting decision-making through a proprietary credit-scoring system designed to provide consistency and efficiency. Every loan application received is processed by the Company’s credit scoring system. The Company’s credit- scoring system is supported by an extensive market database that includes multiple years of historical data on the loans that the Company has acquired as well as extensive consumer finance third-party data. The Company continuously evaluates loan performance and consumer behavior to improve underwriting decisions. The Company’s systems are intended to be readily adaptable and scalable, with the ability to quickly implement changes in pricing and scoring credit policy rules and modify underwriting standards to match the economic environment. The Company’s credit-scoring system supports underwriting decisions for consumers across the full credit spectrum and has been designed to allow the Company to maximize modeled risk-adjusted yield for a given consumer’s credit profile.
The Company has built a servicing approach based on years of experience as a nonprime lender. The Company’s servicing activities consist largely of processing customer payments, responding to customer inquiries (such as requests for payoff quotes or complaints), processing customer requests for account revisions (such as payment deferrals), seeking to maintain a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, pursuing collection of delinquent accounts, and remarketing repossessed or off-lease vehicles. The Company has made significant investments in staffing and servicing systems technology intended to make servicing activities compliant with federal and local consumer lending rules in all 50 states.
Through its servicing platform, the Company seeks to maximize collections while providing outstanding customer service. The Company’s servicing practices are closely integrated with the originations platform, resulting in an efficient exchange of customer related data, market information and understanding of the latest trends in consumer behavior. The customer account management process is model-driven and utilizes predictive customer service and collection strategies. The Company validates its models with data back-testing and can be adjusted to reflect new information received throughout the Company, such as new vehicle loan and lease applications, refreshed consumer credit data, and consumer behavior observed through servicing operations. The Company’s robust processes and sophisticated technology support the servicing platform to maximize efficiency, consistent loan treatment, and cost control.
To provide the best possible customer service, the Company provides multiple convenient customer communication methods and has implemented strategies to monitor and improve the customer experience. In addition to live agent assistance, the Company’s customers are offered a wide range of self-service options via an interactive voice response system and through its customer website. Self-service options include demographic management (such as updating a customer’s address, phone number, and other identifying information), payment and payoff capability, and payment history reporting, as well as online chat and communication requests. Quality assurance teams perform account reviews and are responsible for grading phone calls to monitor adherence to policies and procedures as well as compliance with regulatory requirements. The Company’s analytics software converts speech from every call into text so that each conversation with a customer can be analyzed and subsequently data-mined. This is used to identify inappropriate words or phrases in real-time for potential intervention from a manager and to search for the omission of words or phrases that are required for specific conversations. A quality control team provides an independent, objective assessment of the servicing department’s internal control systems and underlying business processes. These processes help identify organizational improvements while protecting the Company’s franchise reputation and brand. Lastly, complaint tracking processes are designed to ensure customer complaints are addressed appropriately and that the customers receive status updates. These systems assign the account to a specialized team until the complaint is deemed to be closed. This team tracks and resolves customer complaints and is subject to a robust quality assurance program.
The servicing process is divided into stages based on delinquency status and the servicing agents for each stage receive specialized training. In the event that a retail installment contract becomes delinquent, the Company follows an established set of procedures that maximizes ultimate recovery on the loan or lease. Late stage account managers employ skip tracing, utilize specialized negotiation skills, and are trained to tailor their collection attempts based on the proprietary borrower behavioral score assigned to each customer. Collection efforts include calling generally within one business day when an obligor has broken a promise to make a payment on a certain date, and using alternative methods of contact such as location gathering via references, employers, landlords, credit bureaus, and cross-directories. If the borrower is qualified, the account manager may offer an extension of the maturity date, a temporary reduction in payment, or a modification permanently lowering the interest rate or principal. If attempts to work with the customer to cure the delinquency are unsuccessful, the customer is sent a “right to cure” letter in accordance with state laws, and the loan is assigned a risk score based on the Company’s historical days-to-repossess data. This score is used to prioritize repossessions, and each repossession is systematically assigned to a third-party repossession agent according to the agent’s recent performance. Once the vehicle has been secured, any repairs required are performed and the vehicle is remarketed as quickly as possible, typically through an auction process.
Most of the Company’s servicing processes and quality-control measures serve a dual purpose in that they are both designed to ensure that the Company complies with applicable laws and regulations and that the Company delivers the best possible customer service. Additionally, the servicing platform and all of the features offered to customers are scalable and can be tailored through statistical modeling and automation.
The Company’s Relationship with FCA
The Company entered into the Chrysler Agreement, pursuant to which the Company became the preferred provider for FCA’s consumer loans and leases and Dealer Loans effective May 1, 2013. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. During 2018, the Company originated more than $7.9 billion of Chrysler Capital retail installment contracts and approximately $9.7 billion of Chrysler Capital vehicle leases.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA share in residual gains and losses from consumer leases over a threshold, determined on an individual lease basis. The agreement also requires that Santander maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.
The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for the Company, meeting specified escalating penetration rates for the first five years, and, for FCA, treating the Company in a manner consistent with comparable OEMs’ treatment of their captive providers, primarily regarding sales support. In addition, FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or its other stockholders owns 20% or more of its common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) the Company becomes, controls, or becomes controlled by, an OEM that competes with Chrysler, or (iii) if certain of the Company’s credit facilities become impaired.
In connection with entering into the Chrysler Agreement, the Company paid FCA a $150 million upfront, nonrefundable fee on May 1, 2013. This fee is considered payment for future profits generated from the Chrysler Agreement. Accordingly, the Company amortizes the Chrysler Agreement over the expected ten-year term as a component of net finance and other interest income. The Company has also executed an Equity Option Agreement with FCA, whereby FCA may elect to purchase, at any time during the term of the Chrysler Agreement, at fair market value, an equity participation of any percentage in the Chrysler Capital portion of the Company’s business.
For a period of 20 business days after FCA’s delivery to the Company of a notice of intent to exercise its option, the Company is to discuss with FCA, in good faith, the structure and valuation of the proposed equity participation. If the parties are unable to agree on a structure and FCA still intends to exercise its option, the Company will be required to create a new company into which the Chrysler Capital assets will be transferred and which will own and operate the Chrysler Capital business. If FCA and the Company cannot agree on a fair market value during the 20-day negotiation period, each party will engage an investment bank and the appointed banks will mutually appoint a third independent investment bank to determine the value, with the cost of the valuation divided evenly between FCA and the Company. Each party has the right to a one-time deferral of the independent valuation process for up to nine months. FCA will have a period of 90 days after a valuation has been determined, either by negotiation between the parties or by an investment bank, to deliver a binding notice of exercise. Following this notice, FCA’s purchase is to be paid and settled within 10 business days, subject to a delay of up to 180 days if necessary to obtain any required consents from governmental authorities.
Any new company formed to effect FCA’s exercise of its equity option will be a Delaware limited liability company unless otherwise agreed to by the parties. As long as each party owns at least 20% of the business, FCA and the Company will have equal voting and governance rights without regard to ownership percentage. If either party has an ownership interest in the business of less than 20%, the party with less than 20% ownership will have the right to designate a number of directors proportionate to its ownership and will have other customary minority voting rights.
Because the equity option is exercisable at fair market value, the Company could recognize a gain or loss upon exercise if the fair market value is determined to be different from book value. The Company believes that the fair market value of its Chrysler Capital financing business currently exceeds book value and therefore has not recorded a contingent liability for potential loss upon FCA’s exercise.

Subsequent to the exercise of the equity option, the Company’s rights under the Chrysler Agreement would be assigned to the jointly owned business. Exercise of the equity option would be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee the Company paid to FCA on May 1, 2013 should be impaired.
In June 2018, the Company announced that it was in exploratory discussions with FCA regarding the future of FCA’s U.S. finance operations. FCA announced its intention to establish a captive U.S. auto finance unit in the future and indicated that acquiring Chrysler Capital is one option it would consider. In addition, in July 2018, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party in accordance with Section 14.02 of the MPLFA until December 31, 2018.
FCA has not delivered a notice to exercise its equity option, and the Company remains committed to the success of the Chrysler Capital business. Although the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, termination of the Chrysler Agreement or a significant change in the business relationship between the Company and FCA could materially adversely affect the Company’s operations, including the origination of receivables through the Chrysler Capital portion of the Company’s business and the servicing of Chrysler Capital receivables. Moreover, there can be no assurance that the Company could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to the Company and have a adverse effect on its business, financial condition and results of operations.
Flow Agreements
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The company no longer sells loans to the bank under the flow agreement, but the Company retained servicing on all previously-sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale.

Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company no longer sells loans to CBP under the flow agreement, but, the Company retained servicing on the previously-sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale.
Subsidiaries
The Company has two principal consolidated wholly-owned subsidiaries: Santander Consumer USA Inc. and Santander Consumer International Puerto Rico, LLC (a wholly-owned subsidiary of Santander Consumer USA Inc.).
Employees
At December 31, 2018, the Company had approximately 4,952 employees, none of whom is represented by a collective bargaining agreement.
Seasonality
The Company’s origination volume is generally highest in March and April each year due to consumers receiving tax refunds, which provides additional discretionary income. The Company’s delinquencies are generally highest in the period from November through January due to consumers’ holiday spending, which reduces income available for car payments.
Intellectual Property
The Company has the right to use the Santander name on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, which only extends to uses in connection with the Company’s current and future operations within the United States. Santander may terminate the license at any time Santander ceases to own, directly or indirectly, 50% or more of the Company’s common stock.
In connection with the Company’s agreement with FCA, the Company has been granted a limited, non-exclusive, non-transferable, royalty-free license to use certain FCA trademarks, including the term “Chrysler Capital”. The Company is required to adhere to specified guidelines and other usage instructions related to these trademarks, as well as to obtain prior written approval of any materials, including financing documents and promotional materials, using the trademarks. This license does not grant the Company any ownership rights in FCA’s trademarks.
In connection with the 2008 acquisition of Roadloan.com, a direct-to-consumer online platform, the Company purchased the “Roadloan.com” trade name which constitutes an intellectual property right.
Competition
The automotive finance industry is highly competitive. The Company competes on the pricing offered on loans and leases as well as the customer service provided to automotive dealer customers. Pricing for these loans and leases is transparent because the Company, along with industry competitors, posts pricing for loans and leases on web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare the Company’s pricing against competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet each individual dealer’s needs.
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
The Company’s primary competitors in the vehicle finance space are:

•	national and regional banks;

•	credit unions;

•	independent financial institutions; and

•	the affiliated finance companies of automotive manufacturers.
While the used car financing market is fragmented with no single lender accounting for more than 10% of the market, there are a number of competitors in both the new and used car markets that have substantial positions nationally or in the markets in which they operate. Some of the Company’s competitors may have lower cost structures, or funding costs, and be less reliant on securitizations. The Company believes it can compete effectively by continuing to expand and deepen its relationships with dealers. In addition, through its Chrysler Capital brand, the Company benefits from FCA’s subvention programs and relationships with its dealers.
Supervision and Regulation

The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending Act (TILA); Equal Credit Opportunity Act (ECOA), Electronic Fund Transfer Act (EFTA), Fair Credit Reporting Act (FCRA), Fair Debt Collection Practices Act (FDCPA), Consumer Leasing Act, Servicemembers Civil Relief Act (SCRA), Telephone Consumer Protection Act, Financial Institutions Reform, Recovery, and Enforcement Act, Dodd-Frank Act and Gramm-Leach-Bliley Act (GLBA), as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the Securities and Exchange Commission (SEC), the Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission (FTC), and the Department of Justice (DOJ) and by regulatory agencies in each state in which the Company is licensed. In addition, the Company is directly and indirectly, through its relationship with SHUSA, subject to certain banking and financial services regulations, including oversight by the Office of the Comptroller of the Currency (OCC), the European Central Bank (ECB), and the Federal Reserve Bank of Boston (FRBB), which has the ability to limit certain of its activities, such as the timing and amount of dividends and certain transactions that it might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Company’s growth. Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A-Risk Factors of this Annual Report on Form 10-K.
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
The Company is also subject to risk retention rules promulgated under the Dodd-Frank Act, which generally require sponsors of ABS to retain at least five percent of the credit risk of the assets collateralizing the ABS issuance. The rules also prohibit the transfer or hedging of the credit risk that the sponsor is required to retain.
Dividend Restrictions and Other Capital Actions

The Dodd-Frank Act also requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the FRBB and to receive a notice of non-objection, or approval, to the plan from the FRBB before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. In June 2018, SHUSA announced that the FRBB did not object to the planned capital actions described in SHUSA’s 2018 Capital Plan that was submitted as part of its annual CCAR submissions. Included in SHUSA’s capital actions were proposed dividend payments for the Company’s stockholders. As a result, we made dividend payments in 2018 and in the first quarter of 2019.

In February 2019, the FRBB announced that SHUSA, and certain other firms, would receive a one-year extension of the requirement to submit its 2019 capital plan until April 2020. The FRBB also announced that for the period beginning July 1, 2019 through June 30, 2020, SHUSA would be allowed to make capital distributions up to an amount that would have allowed SHUSA to remain well-capitalized under the minimum capital requirements for CCAR 2018. SHUSA and the Company are evaluating their planned capital actions, including any proposed dividend payments for the Company’s stockholders, for the period of July 1, 2019 through June 30, 2020 and intend to submit those planned capital actions to the FRBB soon.

Refer to Note 17-“Shareholders’ Equity” in the accompanying consolidated financial statements.
Regulation AB II
The Company is subject to final rules adopted by SEC known as “Regulation AB II”. Regulation AB II, among other things, expanded ABS disclosure requirements and modified the offering and shelf registration process. All offerings of publicly registered ABS and all reports under the Exchange Act for outstanding publicly registered ABS must comply with these rules and disclosure requirements.
Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A—Risk Factors.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
(Amount presented as actuals)

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

The following activities are disclosed in response to Section 13(r) with respect to Santander UK and certain other affiliates of Santander (collectively, the Group). During the period covered by this annual report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2018 were negligible relative to the overall profits of Santander.

•
During the period covered by this annual report, Santander UK held one savings account with a balance of £1.24, and one current account with a balance of £1,884.53 for another customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The customer relationship pre-dates the designations of the customer under these sanctions. The United Nations and European Union removed this customer from their equivalent sanctions lists in 2008. Santander UK determined to put a block on these accounts and the accounts were subsequently closed on January 14, 2019. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2018 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through 2018. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the year ended December 31, 2018.

•
The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2018, which were negligible relative to the overall revenues and profits of Santander. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.
Available Information
All reports filed electronically by the Company with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. These forms are also accessible at no cost on the Company’s website at www.santanderconsumerusa.com. The information contained on the Company’s website is not being incorporated herein.

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

Risks Related to Our Business

Legal, Regulatory and Compliance Risks

We are a consumer finance company with operations in all 50 states and the District of Columbia. Our industry is highly regulated, and continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition and results of operations.
We must comply with all of the laws and regulations applying to our business in each and every jurisdiction in which we operate. Due to the highly regulated nature of the consumer finance industry, we are required to comply with a wide and changing array of federal, state and local laws and regulations, including a significant number of banking and anti-money laundering laws and fair lending, credit bureau reporting, privacy, usury, disclosure, debt collection, repossession and other consumer protection laws and regulations. These laws and regulations directly impact our origination and servicing operations and almost all other aspects of our business and require constant compliance, monitoring, and internal and external audits. Although we have an enterprise-wide compliance framework structured to continuously monitor our activities, compliance with applicable laws and regulations is costly, may create operational constraints and may not always be effective or perform as expected.
Legislatures and regulators have enacted a wide range of new laws and regulations impacting the consumer finance industry. Further, the enactment of other new laws and regulations could occur rapidly and unpredictably and could require us to change our business or operations, resulting in a loss of revenue or a reduction in our profitability. New laws and regulations could also result in financial loss due to regulatory fines or penalties, restrictions or suspensions of business, or costs associated with compliance or mandatory corrective action as a result of failure to adhere to applicable laws, regulations and supervisory guidance. Failure to comply with these laws and regulations could also give rise to regulatory sanctions, customer rescission rights, actions by government and self-regulatory bodies, civil or criminal liability or damage to our reputation.
We are or may become involved in investigations, examinations and proceedings by government and self-regulatory bodies, which may materially and adversely affect our business, financial condition and results of operations.
In recent years, the supervision and regulation of consumer finance companies have expanded greatly. As an ordinary course of business, we are involved in formal and informal reviews, investigations, examinations, proceedings and information-gathering requests by government and self-regulatory bodies, including, among others, the FRBB, the CFPB, the DOJ, the SEC, the FTC and various federal and state regulatory and enforcement agencies.

We are and have been subject to such matters by many of these regulators in the past and have paid significant fines or provided significant other relief. Refer to Note 11- “Commitments and Contingencies” in the accompanying consolidated financial statements. We could also become subject to other or similar regulatory actions in the future. Given the inherent uncertainty involved in such matters, and the potentially large or indeterminate damages sought, there can be significant uncertainty regarding the liability we may incur as a result of these matters. The finding, or even the assertion of, legal liability against us could result in higher operational and compliance costs, could materially and adversely affect our business, financial condition and results of operations and may result in, among other actions, adverse judgments, significant settlements, fines, penalties, injunctions or substantial reputational harm. Further, we will continue to devote significant resources to complying with the requirements of consent orders, adverse judgments and other settlements to which we are subject.

We are subject to enhanced legal and regulatory scrutiny regarding credit bureau reporting, origination and debt collection practices from regulators, courts and legislators.
Consumer finance companies, including us, are subject to enhanced legal and regulatory scrutiny regarding credit bureau reporting, origination and debt collection practices from regulators, courts and legislators. Our balance sheet consists of predominantly nonprime consumers, which are associated with higher than average delinquency rates and charge-offs than prime consumers. Accordingly, we have significant involvement with credit bureau reporting, origination and the collection and recovery of delinquent and charged-off debt, primarily through customer communications, the filing of litigation against customers in default, the periodic sale of charged-off debt and vehicle repossession. Any future changes to our business practices in these areas, including our debt collection practices, whether mandated by regulators, courts, legislators or otherwise, or any legal liabilities resulting from our business practices, including our debt collection practices, could increase our operational or compliance costs and could materially and adversely affect our business, financial condition and results of operations.
We are subject to certain banking regulations that limit our business activities and may restrict our ability to take other capital actions and enter into certain business transactions.
Because our controlling shareholder, SHUSA, is a bank holding company and because we provide third-party services to banks, we are directly and indirectly subject to certain banking and financial services regulations, including oversight by the FRBB, the ECB and the OCC. We also are subject to oversight by the CFPB. Such regulations and oversight could limit the activities and the types of businesses that we may conduct. The FRBB has broad enforcement authority over bank holding companies and their subsidiaries. The FRBB could exercise its power to restrict SHUSA from having a non-bank subsidiary that is engaged in any activity that, in the FRBB’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. This power includes the authority to prohibit or limit the payment of dividends if, in the FRBB’s opinion, such payment would constitute an unsafe or unsound practice. Moreover, certain banks and bank holding companies, including SHUSA, are required to perform a stress test and submit a capital plan to the FRBB on an annual basis, and to receive a notice of non-objection, or approval, to the plan from the FRBB before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. Any future suspension of our ability to pay dividends or other limitations placed on us by the FRBB, the ECB or any other regulator and additional costs associated with regulatory compliance could materially and adversely affect us and the trading price of our common stock.

For example, in 2014, 2015 and 2016 we were prohibited from paying dividends or taking other capital actions without the FRBB’s prior written approval due to the FRBB’s objections, based on qualitative concerns, to SHUSA’s capital plan submissions. Although we paid dividends in 2017 and in 2018 and implemented a stock repurchase program in 2018, there can be no assurance that other or similar restrictions on the taking of capital actions, including dividend payments and stock repurchases and redemptions, will not apply to us in the future.

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

Our business, financial condition and results of operations may be materially and adversely affected upon our implementation of the capital requirements under the U.S. Basel III final rules.
SHUSA is governed by federal banking regulations relating to capital, referred to as the U.S. Basel III final rules, which subject SHUSA to minimum risk-based capital ratios and a capital conservation buffer above these minimum ratios. SHUSA calculates its capital figures on a consolidated basis with certain of its subsidiaries, including us. Failure to remain well-capitalized would result in restrictions on our ability to take capital actions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers.

If SHUSA were to fail to satisfy regulatory capital requirements, SHUSA, together with its subsidiaries, including us, may become subject to informal or formal supervisory actions by the FRBB. If any of these were to occur, such actions could prevent us from successfully executing our business plan and could materially and adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act, and its associated rules and guidance, and CFPB supervisory audits will likely continue to increase our regulatory compliance burden and associated costs.
The Dodd-Frank Act introduced a substantial number of reforms that continue to reshape the tenor and structure of regulations affecting the consumer finance industry, including us. In particular, the Dodd-Frank Act, among other things, created the CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to financial products and services.
The CFPB continues to recommend that indirect vehicle lenders, a class that includes us, take steps to monitor and impose controls over dealer markup policies where dealers charge consumers higher interest rates as compensation for facilitating the loan, with the markup shared between the dealer and the lender. The CFPB has conducted in the past, and continues to conduct, supervisory audits of large providers of vehicle financing, including us, with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance and other related matters. The CFPB and the DOJ have continued to enter into consent orders, memoranda of understanding and settlements with multiple lenders pertaining to allegations of disparate impact regarding vehicle dealer markups, requiring consumer financing companies, including us, to revise their pricing and compensation systems to substantially reduce dealer discretion and other financial incentives to mark up interest rates and to pay restitution to borrowers as well as fines and penalties.
If the CFPB continues to enter into consent decrees with lenders on disparate impact claims and related matters, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase our regulatory compliance requirements and associated costs.
Unlike competitors that are banks, we are subject to the licensing and operational requirements of states and other jurisdiction, and our business would be adversely affected if we lost our licenses.

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
In their supervisory roles, the regulators seek to maintain the safety and soundness of financial institutions and the financial system as a whole, with the aim of strengthening, but not guaranteeing, the protection of customers and the financial system. The supervisors’ continuing supervision of financial institutions is conducted through a variety of regulatory tools, including the collection of information by way of prudential examinations and requests, reports obtained from skilled persons, visits to firms and regular meetings with management to discuss issues such as performance, risk management and strategy. In general, these regulators have a more outcome-focused regulatory approach that involves more proactive enforcement and more punitive penalties for infringement. As a result, we face increased supervisory intrusion and scrutiny (resulting in increasing internal compliance costs and supervision fees), and in the event we fail to meet regulatory obligations or expectations we are likely to face more regulatory fines. Some of the regulators focus intensely on consumer protection and on conduct risk, and have stated that they will continue to do so. This has included a focus on the design and operation of products, the treatment of customers and the operation of markets.
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
We are party to various litigation claims and legal proceedings. Refer to Note 11- “Commitments and Contingencies” in the accompanying financial statements. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties. Some litigation against us could take the form of class action complaints by consumers or shareholder derivative complaints, and we are party to multiple purported securities class action lawsuits and shareholder derivative complaints. As the assignee of loans originated by vehicle dealers, we also may be named as a co-defendant in lawsuits filed by consumers principally against vehicle dealers.
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
The legislatures and tax authorities in the tax jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments and, occasionally, enactment of temporary taxes, the proceeds of which are earmarked for designated governmental purposes. While the Tax Cuts and Jobs Act of 2017 had a positive impact on our net income for the year-ended 2017, the effects of any changes that result from enactment of future tax reforms cannot be quantified, and there can be no assurance that any such reforms would not materially and adversely affect our business, financial condition and results of operations.
Liquidity and Funding Risks
Our business, financial condition and results of operations could be materially and adversely affected if our access to funding is reduced.
We rely upon our ability to sell securities in the ABS market and upon our ability to access various credit facilities to fund our operations. The ABS market, along with credit markets in general, have experienced significant disruptions in the past, during which certain issuers have experienced increased risk premiums while there was a relatively lower level of investor demand for certain ABS (particularly those securities backed by nonprime collateral). Decreased demand for lower credit grade ABS could restrict our ability to access the ABS market for nonprime collateralized receivables. Also, regulatory reforms enacted under the Dodd-Frank Act generally require us to retain a minimum specified portion (5%) of the credit risk on assets collateralizing ABS issuances which could potentially reduce the amount of liquidity otherwise generally available through ABS programs. These and other adverse changes in our ABS program or in the ABS market generally, including rising interest rates, could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins or delay issuing until investor demand improves.
We also depend on various credit facilities to fund our future liquidity needs. We cannot guarantee that these financing sources will continue to be available beyond the current maturity dates, on reasonable terms, or at all.
We continue to require a significant amount of liquidity to finance our volume of loan acquisitions and originations. We require borrowing capacity through credit facilities. The availability of these financing sources depends, in part, on our ability to forecast necessary levels of funding as well as on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of Santander and the other banks that participate in our credit facilities and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants, which could reduce our access to bank funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding.
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
Our revolving credit facilities generally have net spread, delinquency and net loss ratio limits on the receivables pledged to each facility that, if exceeded, would potentially increase the level of credit enhancement requirements and/or redirect all excess cash to the credit providers. Generally, these limits are calculated based on the portfolio collateralizing the respective credit line; however, for certain of our warehouse facilities, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Our facilities used to finance vehicle lease originations also have a residual loss ratio limit calculated with respect to our serviced lease portfolio as a whole based on maturing leases returned to SC.
The documents that govern certain secured structured financings also contain cumulative net loss ratio triggers on the receivables included in each securitization trust. If, at any measurement date, the cumulative net loss ratio were to exceed the specified limits, provisions of the financing agreements would increase the target level of credit enhancement for that financing and delay excess cash payments to the residual holder of the ABS, which is generally us. Excess cash flows, if any, from the facility would be used to fund the increased credit enhancement levels rather than being distributed to us. Once an impacted trust reaches the new requirement, we would return to receiving a residual distribution from the trust.
We apply financial leverage to our operations, which may materially adversely affect our business, financial condition and results of operations.
We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 79.4% as of December 31, 2018. Although our total borrowings capacity is defined in our lending agreements, we may change our target borrowing levels at any time. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.
Our indebtedness and other obligations are significant, impose restrictions on our business and could materially and adversely affect our business and ability to react to changes in the economy or our industry.
We have a significant amount of indebtedness. At December 31, 2018 and 2017, we had approximately $34.9 billion and $31.2 billion, respectively, in principal amount of indebtedness outstanding (including $31.4 billion and $28.2 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted 20% of our total net finance and other interest income, net of leased vehicle expense, for the twelve months ended December 31, 2018.
Our debt reduces operational flexibility and creates default risks. Our revolving credit facilities contain a borrowing base or advance rate formula that requires us to pledge finance contracts in excess of the amounts that we can borrow under the facilities. Accordingly, increases in delinquencies or defaults resulting from weakened economic conditions would require us to pledge additional finance contracts to support the same borrowing levels and may cause us to be unable to securitize loans to the extent we desire. These outcomes could materially and adversely affect our business, financial condition and results of operations, including our liquidity.
Additionally, the credit facilities generally contain various covenants requiring, in certain cases, minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios), as well as limits on deferral levels. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for certain of our third-party credit facilities, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Covenants in the agreements governing our debts may also limit our ability to:
• incur or guarantee additional indebtedness;
• purchase large loan portfolios in bulk;
• sell assets, including our loan portfolio or the capital stock of our subsidiaries;
• enter into transactions with affiliates;
• create or incur liens; and
• consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Additionally, certain of our credit facilities contain minimum tangible net worth requirements, and certain of our credit facilities contain covenants that require timely filing of periodic reports with the SEC. Failure to meet any of these covenants, or to obtain a waiver for any such failure, could result in an event of default under these agreements. If an event of default occurs under these agreements, potential actions lenders have on certain debt agreements include declaring all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. Such an event of default could materially and adversely affect our business, financial condition and results of operations, including our liquidity.
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
As of December 31, 2018, more than 82% of our vehicle consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. These loans experience higher default rates than a portfolio of obligations of prime obligors. In the event of a default on a vehicle loan, generally the most practical alternative for recourse by the lender is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables.
We are exposed to geographic customer concentration risk. An economic downturn or catastrophic event that disproportionately affects certain geographic regions could materially and adversely affect our business, financial condition and results of operations, including the performance of our loan portfolio.
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
For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonacceptable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. The determination of the appropriate level of the allowance for credit losses and nonacceptable difference for portfolios purchased from other lenders necessarily involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for credit losses. In addition, if net charge-offs in future periods exceed the allowance for credit losses, we will need to make additional provisions to increase the allowance. There is no precisely accurate method for predicting credit losses, and we cannot provide assurance that our current or future credit loss allowance will be sufficient to cover actual losses.
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
We are subject to changes in macroeconomic conditions that are beyond our control, and the macroeconomic environment remains susceptible to global events and volatility. A significant deterioration in economic conditions in the United States or worldwide could materially and adversely affect our business, financial condition and results of operations, including periods of slow economic growth; inflation and unemployment rates; changes in the availability of consumer credit and other factors that impact consumer confidence, demand for credit, payment patterns, bankruptcies or disposable income; natural disasters, acts of war, terrorist attacks and the escalation of military activity; confidence in financial markets; the availability and cost of capital; interest rates and commodity prices (including gasoline prices); and geopolitical matters.
Some of the risks we face as a result of changes in these and other economic factors include the following:

•
Loss rates could increase. Our balance sheet consists of predominantly nonprime consumers, who are associated with higher-than-average delinquency rates. The actual rates of delinquencies, defaults, repossessions and losses from nonprime loans could be more dramatically affected by a general economic downturn than other loans.

•
Consumer demand for, and the value of, new and used vehicles and other consumer products securing outstanding accounts could decrease, including as a result of technological advancements or changes to trends in the automobile industry such as new autonomous driving technologies or car- and ride- sharing programs. Decreased demand would weaken collateral coverage and increase the amount of losses in the event of default.

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
Like other consumer finance companies, our profitability may be directly affected by interest rate levels and fluctuations in interest rates. As interest rates change, our gross interest rate spread on originations either increases or decreases because the rates charged on the contracts originated or purchased from dealers are limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the consumer.
Interest rates have risen in 2016-2018 off historic lows set between 2008-2015 following the financial crisis. In December 2018, the Federal Reserve raised its benchmark rate for the fourth time in 2018, increasing its target range for its benchmark rate to 2.25%-2.5%. The Federal Reserve has recently signaled that further increases in its target range for its benchmark rate may occur given current economic activity and labor conditions and the current rate of inflation.
Although the Federal Reserve’s recent decisions to raise its benchmark rate may reduce prepayment risk, debt service requirements for some of our borrowers will increase, which may adversely affect those borrowers’ ability to pay as contractually obligated. This could result in additional delinquencies or charge-offs and negatively impact our results of operations.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on any financial instrument tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted.

Our business, financial condition and results of operations could be materially and adversely affected if used-vehicle values decline, resulting in lower residual values of our vehicle leases and lower recoveries in sales of repossessed vehicles.
General economic conditions, the supply of off-lease and other used vehicles to be sold, new vehicle market prices and marketing programs, vehicle brand image and strength, perceived vehicle quality, general consumer preference and confidence levels, tariff policy, seasonality, and overall price and price volatility of gasoline or diesel fuel, among other factors, heavily influence used-vehicle values and thus the residual value of our leased vehicles and the amount we recover in remarketing repossessed vehicles. Our financial results are sensitive to used-vehicle values as leases continue to become a larger part of our business.
Our expectation of the residual value of a leased vehicle is a critical input in determining the amount of the lease payments at the inception of a lease contract. Our lease customers are responsible only for any deviation from expected residual value that is caused by excess mileage or excess wear and tear, while we retain the obligation to absorb any general market changes in the value of the vehicle. Therefore, our operating lease expense is increased when we have to take an impairment on our residual values or when the realized residual value of a vehicle at lease termination is less than the expected residual value for the vehicle at lease inception. In addition, the timeliness, effectiveness, and quality of our remarketing of off-lease vehicles affects the net proceeds realized from the vehicle sales. Lower used-vehicle values can reduce the amount we can recover when remarketing repossessed vehicles that serve as collateral on the underlying loans.
Used-vehicle values may decline in the future, and such declines in used-vehicle values could materially and adversely affect our business, financial condition and results of operations.
We are subject to market, operational and other related risks associated with our derivative transactions that could materially and adversely affect our business, financial condition and results of operations.
We enter into derivative transactions for economic hedging purposes. We are subject to market and operational risks associated with these transactions, including basis risk, the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost, credit or default risk, the risk of insolvency, or other inability of the counterparty to a particular transaction to perform its obligations thereunder, including providing sufficient collateral. Additionally, certain of our derivative agreements may require us to post collateral when the fair value of the derivative is negative. Our ability to adequately monitor, analyze and report derivative transactions continues to depend, to a great extent, on our information technology systems.
General Business and Industry Risks
Our relationship with FCA is a significant source of our loan and lease originations. Loss of our relationship with FCA, including as a result of termination of our agreement with FCA, could materially and adversely affect our business, financial condition and results of operations. Our agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. In addition, FCA has the option to acquire an equity participation in the Chrysler Capital portion of our business.
In February 2013, we entered into the Chrysler Agreement with FCA under which we launched the Chrysler Capital brand. Through the Chrysler Capital brand, we originate private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services that we provide under the Chrysler Agreement include credit lines to finance FCA franchised dealers, acquisitions of vehicles and other products that FCA sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, financing for commercial and fleet customers and ancillary services. In addition, we may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans and revolving lines of credit.
In accordance with the terms of the Chrysler Agreement, in May 2013 we paid FCA a $150 million upfront, nonrefundable payment, which is being amortized over ten years. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.
As part of the Chrysler Agreement, we received limited exclusivity rights to participate in specified minimum percentages of certain of FCA’s financing incentive programs, which include loan rate subvention and automotive lease residual support subvention. We have committed to certain revenue sharing arrangements. We bear the risk of loss on loans originated pursuant to the Chrysler Agreement, while FCA shares in any residual gains and losses in respect of automotive leases, subject to specific provisions in the Chrysler Agreement, including limitations on our participation in gains and losses.
In addition, under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. There is no maximum limit on the size of FCA’s potential equity participation. Although the Chrysler Agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that we ultimately receive less than what we believe to be the fair market value for such interest, and the loss of our associated revenue and profits may not be offset fully by the immediate proceeds for such interest.

There can be no assurance that we would be able to redeploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing our profitability. Moreover, the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, but termination of the Chrysler Agreement or a significant change in the business relationship between FCA and us could materially adversely affect our operations, including the origination of receivables through the Chrysler Capital portion of our business and the servicing of Chrysler Capital receivables, and there can be no assurance that we could successfully or timely implement any such transaction without significant disruption of our operations or restructuring, or without incurring additional liabilities, which could involve significant expense to us and have a material adverse effect on our business, financial condition and results of operations.
The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the Chrysler Agreement. We were required to meet specified escalating penetration rates for the first five years of the agreement. We did not meet these penetration rates.
FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC controls or becomes controlled by an OEM that competes with FCA or (iii) certain of our credit facilities become impaired.
Our ability to realize the full strategic and financial benefits of our relationship with FCA depends in part on the successful development of our Chrysler Capital business, which requires a significant amount of management’s time and effort, and as well as the success of FCA’s business. If FCA exercises its purchase option, or if the Chrysler Agreement were to terminate, or we are otherwise unable to realize the expected benefits of our relationship with FCA, including as a result of FCA’s bankruptcy or loss of business, there could be a materially adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of our portfolio, liquidity, reputation, funding costs and growth, and our ability to obtain or find other original equipment manufacturer relationships or to otherwise implement our business strategy could be materially adversely affected. On July 11, 2018, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party in accordance with Section 14.02 of the MPLFA until December 31, 2018.
We partially rely on third parties to deliver services. Our failure to effectively monitor or manage those third parties or the failure by those third parties to provide these services or meet contractual requirements could materially and adversely affect our business, financial condition and results of operations.
We depend on third-party service providers for many aspects of our business operations. For example, we depend on third parties like Experian to obtain data related to our market that we use in our origination and servicing platforms. In addition, we rely on third-party servicing centers for a portion of our servicing activities and on third-party repossession agents. If we fail to effectively monitor or manage a service provider or if a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, a failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to service our customers, or subjecting us to litigation or regulatory risk for poor vendor oversight. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could materially and adversely affect our business, financial condition and results of operations.
Loss of our key management or other personnel, or an inability to attract such management and other personnel, could materially and adversely affect our business, financial condition and results of operations.
The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees, attract appropriately qualified personnel and have an effective succession planning framework in place. Management turnover, including the loss of any key member of our management team or other key employees, could hinder or delay our ability to implement our growth strategy effectively or our ability to manage our business holistically through leadership support of change activities, ongoing and consistent communication of our growth strategy and proper employee training and awareness. Further, if we are unable to attract appropriately qualified personnel as we expand, we may not be successful in implementing our growth strategy. In either instance, our business, financial condition and results of operations could be adversely affected. The extent of our management team changes could result in disruption in our operations, negatively impact customer relationships and make recruiting for future management positions more difficult.
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
Our risk management processes and procedures may not be effective in mitigating our risks.
We continue to establish and enhance processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including, but not limited to, credit risk, market risk, strategic risk, liquidity risk and operational risk. We seek to monitor and control our risk exposure through a framework that includes our risk appetite, enterprise risk assessment process, risk policies, procedures and controls, reporting requirements, risk culture and governance structure. Our framework, however, may not always effectively identify and control our risks. In addition, there may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, both those we are aware of and those we do not anticipate, including as a result of changes in economic conditions, we could suffer unexpected losses that could have a material and adverse effect on our business, financial condition and results of operations.
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

•	the degree of competition in our markets and its effect on our ability to attract customers;

•	our ability to recruit qualified personnel, in particular, in areas where we face a great deal of competition; and

•	our ability to obtain and maintain any regulatory approvals, government permits, or licenses that may be required on a timely basis

Changes in our relationship with Santander may adversely affect our business, financial condition and results of operations.
Santander, through SHUSA, currently owns approximately 69.9% of our common stock. We rely on our relationship with Santander, through SHUSA, for several competitive advantages including relationships with OEMs and regulatory best practices and other commercial arrangements. Changes in our relationship with Santander, and changes affecting Santander, could materially and adversely affect our business, financial condition and results of operations.
Some of the risks we face as a result of potential changes in our relationship with, or changes affecting, Santander include the following:

•
Santander has provided and continues to provide us with significant funding support, through both committed liquidity and opportunistic extensions of credit, as well as guarantees of our obligations under the governing documents of certain warehouse facilities and privately issued amortizing notes. For example, during the financial downturn, Santander and its affiliates provided us with more than $6 billion in financing that enabled us to pursue several acquisitions and/or conversions of vehicle loan portfolios at a time when most major banks were curtailing or eliminating their commercial lending activities. During 2017 and 2018 we sold eligible prime loans through our SPAIN securitization platform to Santander under a flow agreement. In addition, during 2018 the Company began originating prime loans on behalf of SBNA which are serviced by SC. If Santander or its affiliates elect not to provide such support, not to provide it to the same degree or not to enter into additional agreements, we may not be able to replace such support ourselves or to obtain substitute arrangements with third parties. We may be unable to obtain such support because of financial or other constraints, or be unable to implement substitute arrangements on a timely basis on terms that are comparable, or at all, which could materially and adversely affect our business, financial condition and results of operations.

•
Santander may sell or otherwise reduce its equity interest in us. If Santander sells or otherwise reduces its equity interest in us, it may be less willing to provide us with the support it has provided in the past or to enter into agreements (such as our flow agreement with Santander or our origination services agreements with SBNA) with us on comparable terms, or at all, as it has in the past. In addition, our right to use the Santander name is on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, and only extends to uses in connection with our current and future operations within the United States. Santander may terminate such license at any time Santander ceases to own, directly or indirectly, 50% or more of our common stock. If we were required to change our name, we would incur the administrative costs and burden associated with revising legal documents and marketing materials, and also may experience loss of brand and loss of business or loss of funding due to consumers' and banks' relative lack of familiarity with our new name. Additionally, FCA may terminate the Chrysler Agreement if a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person.

•
Some terms of our credit agreements are influenced by, among other things, the credit ratings of Santander. If Santander were to suffer credit rating downgrades or other adverse financial developments, we could be negatively impacted, either directly or indirectly. For example, Santander’s short-term credit ratings downgrades in 2012, from A-I to A-2 (Standard & Poor's) and from P-1 to P-2 (Moody's), did not directly impact our cost of funds. However, due to the contractual terms of certain of our debt agreements, these downgrades resulted in the loss of our ability to commingle funds on most facilities. A similar downgrade today would result in an increase of approximately $2.5 million per month.

•
Santander applies certain standardized banking policies, procedures and standards across its affiliated entities, including with respect to internal audit, credit approval, governance, risk management and compensation practices. We currently follow certain of these Santander policies and may in the future become subject to additional Santander policies, procedures and standards, which could result in changes to our practices.

•	Our relationship with Santander or SHUSA could reduce the willingness of other banks to develop relationships with us due to general competitive dynamics among such financial institutions.

Our business, financial condition and results of operations could be materially and adversely affected if we fail to manage and complete divestitures.
We regularly evaluate our portfolio in order to determine whether an asset or business may no longer be aligned with our strategic objectives. For example, in 2015, we disclosed a decision to exit our personal lending business and to explore strategic alternatives for our existing personal lending assets. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also experience greater costs and dissynergies than expected, and the impact of the divestiture on our revenue may be larger than projected. Additionally, we may ultimately dispose of assets or a business at a price or on terms that are less favorable than those we had originally anticipated. After reaching a definitive agreement with a buyer, we typically must satisfy pre-closing conditions and the completion of the transaction may be subject to regulatory and governmental approvals. Failure of these conditions and approvals to be satisfied or obtained may prevent us from completing the transaction. Divestitures involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, and a decrease in revenues and earnings associated with the divested business. Divestitures may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could materially and adversely affect our business, financial condition and results of operations.
Our two primary personal lending relationships have been with LendingClub and Bluestem. We completed the sale of substantially all of our LendingClub loans in 2016 and the remaining portfolio was sold in 2017. We continue to hold our Bluestem portfolio, which had a carrying balance of approximately 1.1 billion as of December 31, 2018, and we remain a party to agreements with Bluestem that obligate us, among other things, to purchase new advances originated by Bluestem and existing balances on accounts with new advances for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. Although we are seeking a third party to assume this obligation, we may not be successful in finding such a party, and Bluestem may not agree to the substitution. Until we find a third party to assume this obligation, there is a risk that material changes to our relationship with Bluestem, or the loss or discontinuance of Bluestem’s business, would materially and adversely affect our business, financial condition and results of operations. We continue to classify the Bluestem portfolio as held-for-sale. We have recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as we hold the portfolio, particularly due to the new volume we are committed to purchase.

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
A significant and growing portion of our business strategy is to increase the revenue stream from our serviced for others portfolio by continuing to add assets to this portfolio. For example, beginning in 2018, we agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers, and to perform the servicing for any loans originated on SBNA’s behalf. We have also recently obtained servicing rights to certain third-party portfolios and we also serve as servicer in our securitization and may retain servicing rights in certain whole-loan sales. For the year-ended December 31, 2018, we maintained servicing rights for a portfolio with an outstanding principal balance of approximately $9 billion and we received servicing fees in the amount of $106,840. If an institution for which we currently service assets chooses to terminate our rights as servicer, or if we fail to add additional institutions or portfolios to our servicing platform, we may not achieve the desired revenue or income from this strategy.
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
A significant adverse change in FCA’s or other vehicle manufacturers’ business, including (i) significant adverse changes in their respective liquidity position and access to the capital markets, (ii) the production or sale of FCA or other vehicle manufacturers’ vehicles (including the effects of any product recall), (iii) the quality or resale value of FCA or other vehicles, (iv) the use of marketing incentives, (v) FCA’s or other vehicle manufacturers’ relationships with their key suppliers, (v) FCA’s or other vehicle manufacturers’ bankruptcy or (vii) FCA’s or other vehicle manufacturers’ respective relationships with the United Auto Workers and other labor unions, and other factors impacting vehicle manufacturers or their employees could materially and adversely affect our business, financial condition and results of operations.
Under the Chrysler Agreement we originate private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised vehicle dealers. In the future, it is possible that FCA or other vehicle manufacturers with whom we have relationships could utilize other companies to support their financing needs, including offering products or terms that we would not or could not offer, which could materially and adversely affect our business financial condition and results of operations. Furthermore, FCA or other vehicle manufacturers could expand, establish or acquire captive finance companies to support their financing need; thus, reducing their need for our services.
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
We have repurchase obligations in our capacity as servicer in securitizations and whole-loan sales. If a servicer breaches a representation, warranty or covenant with respect to the loans sold, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser or otherwise compensate one or more classes of investors for losses caused by the breach. If significant repurchases of assets or other payments are required under our responsibility as servicer, it could materially and adversely affect our business, financial condition and results of operations. As we have increased the number of loans sold, the potential impact of such repurchases has increased.
We have treated sales of the debt and equity in certain of our securitizations as sales of the underlying finance receivables. The exercise of our clean-up call option on each of these securitizations when the collateral pool balance reaches 10%, or 15% of its original balance (depending on the securitization structure) would result in the repurchase of the remaining underlying finance receivables.
Competition with other lenders could materially and adversely affect our business, financial condition and results of operations.
The vehicle finance market is very competitive and is served by a variety of entities, including the captive finance affiliates of major vehicle manufacturers, banks, savings and loan associations, credit unions, and independent finance companies. The market is highly fragmented, with no individual lender capturing more than 10% of the market. Our competitors often provide financing on terms more favorable to vehicle purchasers or dealers than we offer. Many of these competitors also have longstanding relationships with vehicle dealerships and may offer dealerships or their customers other forms of financing that we do not offer. We anticipate that we will encounter greater competition as we expand our operations and as the economy continues to improve.
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
We have made business acquisitions for which it is possible that the goodwill and intangible assets which have been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business' underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill and intangible assets is performed annually, or more frequently if impairment indicators are present. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Our stock price and various other factors affect the assessment of the fair value of our underlying business for purposes of performing any goodwill and intangible asset impairment assessment. We did not have any impairment on intangible assets during the years ended December 31, 2018, 2017 and 2016. There can be no assurance that we will not be required to record additional impairments on intangible assets in the future or that such impairments will not be material.
Developments stemming from the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

The result of the United Kingdom’s (“UK’s”) referendum on whether to remain part of the European Union (“EU”) has had and may continue to have negative effects on global economic conditions and global financial markets. The results of the UK's referendum in 2016 to withdraw from the EU and the UK's implementation of that referendum means that the UK's EU membership will cease. The long-term nature of the UK’s relationship with the EU is unclear (including with respect to the laws and regulations that will apply as the UK determines which EU laws to replicate or replace) and, as negotiations continue, there is considerable uncertainty as to when the framework for any such relationship governing both the access of the UK to European markets and the access of EU member states to the UK’s markets will be determined and implemented. The result of the referendum has created an uncertain political and economic environment in the UK, and may create such environments in other EU member states. While the Company does not maintain a presence in the UK, political and economic uncertainty in countries with significant economies and relationships to the global financial industry have in the past led to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, lower or negative interest rates, weaker economic growth and reduced business confidence on an international level, each of which could adversely affect our business.

Technology Risks
A successful security breach or a cyber-attack could materially and adversely affect our business, financial condition and results of operations.
In the normal course of business as a consumer finance company, we collect, process and retain sensitive and confidential consumer information and may, subject to applicable law share that information with our third-party service providers. This information is valuable to cyber-criminals and threat actors. Despite the security measures we have in place, our facilities and systems, and those of third-party service providers could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or contract information, or if we give third parties or our employees improper access to consumers’ personal information or contract information, we could be subject to liability. This liability could include investigations, fines or penalties imposed by state or federal regulatory agencies or other government or self-regulatory bodies, including the loss of necessary permits or licenses. This liability could also include identity theft or other similar fraud-related claims, claims for other misuses, or losses of personal information, including for unauthorized marketing purposes or claims alleging misrepresentation of our privacy and data security practices.
We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive consumer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks, or to alleviate problems caused by such breaches or attacks.
We have seen in recent years computer systems of companies and organizations being targeted, not only by cyber criminals, but also by activists and rogue states. We have been and continue to be subject to a range of cyber-attacks, such as denial of service, malware and phishing. Cyber-attacks could give rise to the loss of significant amounts of customer data and other sensitive information, as well as significant levels of liquid assets (including cash). In addition, cyber-attacks could give rise to the disablement of our information technology systems used to service our customers. As attempted attacks continue to evolve in scope and sophistication, we may incur increased insurance premiums or significant costs in our attempt to modify or enhance our protective measures against such attacks, to investigate or remediate any vulnerability or resulting breach, or in communicating cyber-attacks to our customers. If we fail to effectively manage our cyber-security risk by failing to update our systems and processes in response to new threats, this could harm our reputation and materially and adversely affect our business, financial condition and results of operations through the payment of customer compensation, regulatory penalties and fines and/or through the loss of assets.
Further, successful cyber-attacks of other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general.
We are subject to many industry-specific and non-specific privacy laws. Further, our business is exposed to risk from potential non-compliance with policies, employee misconduct or negligence and fraud, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter or prevent employee misconduct; and the precautions we take to detect and prevent this activity may not always be effective. In addition, we may be required to report events related to information security issues (including any cyber-security issues), events where customer information may be compromised, unauthorized access and other security breaches, to the relevant regulatory authorities. Any material disruption or slowdown of our systems could cause information, including data related to customer requests, to be lost or to be delivered to our clients with delays or errors, which could reduce demand for our services and products and could materially and adversely affect us.
Our information technology platforms may not support our future volumes and business strategies.
We rely on our proprietary software, commercial systems and third parties to continuously adapt our products and services to evolving consumer behavior, changing vehicle finance and consumer loan products and third-party purchaser requirements. We employ engineers, product managers, designers, analysts and technical specialists to ensure that our technology and digital capabilities remain competitive. However, due to the continued rapid changes in technology, and potential for digital market disruptors to augment consumer digital behaviors, there can be no assurance that our technology solutions will continue to be adequate for our business or provide a competitive advantage.
Our technology platforms, underlying infrastructure and infrastructure of integrated third-party services are important to our operating activities, and any high-severity incidents or outages could disrupt our ability to process loan applications, originate loans or service our existing loan portfolios, which could materially and adversely affect our operating activities. We also rely on our technology platforms to process transaction information and produce financial reports. Outages may be caused by unforeseen catastrophic events, including natural disasters, terrorist attacks, large-scale power outages, software or hardware defects, computer viruses, cyber-attacks, external or internal security breaches, acts of vandalism, misplaced or lost data, programming or human errors, or other similar events. Although we maintain, and regularly assess the adequacy of, a business continuity plan and have designed our infrastructure for high availability to mitigate the risk of such events, we cannot be certain that our plan will function as intended, or otherwise resolve or compensate for such effects. Such a failure in business continuity, if and when experienced, may materially and adversely affect our business, financial condition and results of operations, including our ability to support and service our customer base and produce financial reports.
Our technology platforms may not be adequate for our business or provide a competitive advantage.
Due to the continued rapid changes in technology, including in the consumer finance industry, and potential for digital market disruptors to augment consumer digital behaviors, there can be no assurance that our technology platforms will be adequate for our business or provide a competitive advantage. Additionally, we may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the consumer financing industry could harm our ability to compete with our competitors and materially and adversely affect our business, financial condition and results of operations.
Financial Reporting and Control Risks
We are required to make significant estimates and assumptions in the preparation of our financial statements, and our estimates and assumptions may not be accurate. We also rely on pricing, accounting, risk management and other models which may fail to accurately predict outcomes.
The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. We also use estimates and assumptions in determining the residual values of leased vehicles. Critical estimates are made by management in determining, among other things, the allowance for credit losses, amounts of impairment and valuation of income taxes. The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their loans. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the quality of our assets. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially and adversely affected.
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
Lapses in internal controls, including internal control over financial reporting, could materially and adversely affect our business, financial condition and results of operations, including our liquidity and reputation.
We have identified a material weakness in the controls around our financial reporting process for which remediation was still in process as of December 31, 2018. The control deficiency contributed to the restatement of the audited consolidated financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2015. See Part II, Item 9A, Controls and Procedures in this Annual Report on Form 10-K.
As of the filing of this Annual Report on Form 10-K, our management has completed the implementation of remediation efforts related to eight of the nine previously identified material weaknesses (six completed during 2017 and two completed in 2018) and considers them remediated. We are currently working to remediate the last outstanding material weakness, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. We are committed to maintaining a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization to ensure strict compliance with GAAP.
However, there can be no assurance that we will be able to fully remediate our existing material weakness. Further, there can be no assurance that we will not suffer other material weaknesses in the future. If we fail to remediate this material weakness or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may materially and adversely affect our business, financial condition and results of operations, and could impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
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
We have previously identified material weaknesses in internal control over financial reporting for which remediation of one of the material weaknesses was still in process as of December 31, 2018. Certain of these material weaknesses involved the design of controls and failure of controls to operate effectively, resulting in misstatements in our previously filed public financial statements. As a result, we restated the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited financial statements included in certain of our previously filed Quarterly Reports on Form 10-Q. As of the filing of this Annual Report on Form 10-K, our management has completed the implementation of remediation efforts related to eight of the nine previously identified material weaknesses and considers them remediated. In addition, we are currently working to remediate the remaining material weakness.
If we are unable to effectively remediate and adequately manage our internal control over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or further investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and other users to lose confidence in our financial data and could adversely affect our business and the trading price of our common stock. Significant deficiencies or material weaknesses in our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.
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
Risks and Other Considerations Related to Our Common Stock
So long as SHUSA controls us, our other stockholders will have limited ability to influence matters requiring stockholder approval, and Santander’s interest may conflict with the interests of our other stockholders.
As discussed above, Santander, through SHUSA, has significant influence over us, including control over decisions that require the approval of stockholders, which could limit other stockholders’ ability to influence the outcome of key transactions, including a change of control.
SHUSA currently owns approximately 69.9% of our common stock and is a party to the shareholder agreement between us and certain of our shareholders (Shareholder Agreement). Accordingly, SHUSA has significant influence over us. Pursuant to the Shareholders Agreement, SHUSA has the right to nominate a majority of our directors so long as minimum share ownership thresholds are maintained. The CEO of SHUSA is also our CEO. Further, because SHUSA owns a majority of our common stock, it has the power to elect our entire Board. Through our Board, and through functional reporting lines of SHUSA and our management, SHUSA controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us and the entry into extraordinary transactions.
If SHUSA and/or Santander owned 80% or more of our common stock, the Company could be consolidated with SHUSA and
Santander for tax filing and capital planning purposes, which would provide SHUSA and Santander with certain benefits. Among other things, tax consolidation would (1) facilitate certain offsets of the Company's taxable income, (2) eliminate the double taxation of dividends from the Company, and (3) trigger a release into SHUSA's income of the deferred tax liability established with respect to its ownership of the Company. In addition, SHUSA and Santander would recognize a larger percentage of our net income as its ownership increases and would likely realize an improvement in capital ratios.

Additionally, SHUSA may elect not to permit us to undertake certain actions or activities if SHUSA were to determine that such actions or activities could or would have negative regulatory implications to the Company, SHUSA, and/or Santander.

Further, the Shareholders Agreement provides the directors nominated by SHUSA with approval rights over certain specific material actions taken by us so long as minimum share ownership thresholds are maintained. These material actions include changes in material accounting policies, changes in material tax policies or positions and changes in our principal line of business.
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
Certain provisions of our amended and restated certificate of incorporation, and amended and restated bylaws, have antitakeover effects, which could limit the price investors might be willing to pay in the future for our common stock. In addition, Delaware law may inhibit takeovers of us and could limit our ability to engage in certain strategic transactions our Board believes would be in the best interests of stockholders.
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

In addition, Section 203 of the Delaware General Corporation Law (DGCL) generally affects the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations, or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an "interested stockholder. An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. However, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that each of SHUSA and its successors and affiliates and certain of its direct transferees are not deemed to be “interested stockholders,” and, accordingly, are not subject to such restrictions as long as SHUSA and its affiliates own at least 10% of our outstanding shares of common stock.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
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

We have not elected to be exempt from certain other NYSE corporate governance requirements, including the requirement that we have a compensation committee with a written charter addressing the committee’s purpose and responsibilities. If we elect to be exempt from this or other NYSE corporate governance requirements, which we have done at times, our stockholders would not have the same protections afforded to stockholders of companies that are subject to these NYSE corporate governance requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
The Company’s corporate headquarter is located in Dallas, Texas, where it leases approximately 373,000 square feet of office and operations space pursuant to a lease agreement expiring in 2026. The Company also leases a total of 409,000 square feet servicing facilities and operations space which includes;

▪	a 200,000 square foot servicing facility in North Richland Hills, Texas,

▪	a 117,000 square foot servicing facility in Mesa, Arizona,

▪	a 43,000 and an adjacent 21,000 square foot servicing facility in Centennial, Colorado,

▪	a 21,000 square foot servicing facility in San Juan, Puerto Rico,

▪	a 1,000 square foot operation in Richardson, Texas,

▪	a 3,000 square foot operations facility in Denton, Texas,

▪	a 2,000 square foot operations facility in Costa Mesa, California, and

▪	a 1,000 square foot operations facility in Aurora, Colorado.
These leases expire at various dates through 2027. Management believes the terms of the leases are consistent with market standards. For additional information regarding the Company’s properties refer to Note 11— “Commitments and Contingencies” in the accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

Refer to Note 11 “Commitments and Contingencies” to the accompanying financial statements for information regarding legal proceedings in which the Company is involved.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NYSE (under the symbol SC). The approximate number of record holders of the Company’s common stock as of February 21, 2019 was nine, although the Company estimates the number of beneficial stockholders to be much higher as many of its shares are held by brokers or dealers for their customers in street name.
Company Stock Performance
The following graph shows a comparison of cumulative stockholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 index, and the S&P 500 Financials index for the period from the Company’s IPO date (January 23, 2014) through December 31, 2018. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 index, and the S&P 500 Financials index as of market close on January 23, 2014. Historical stock prices are not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The Company has an Omnibus Incentive Plan, which enables it to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of 5,192,641 shares of its common stock. At December 31, 2018, an aggregate of 2,507,009 shares were available for future awards under this plan.
The Company also manages its 2011 Management Equity Plan, under which eligible employees and directors were previously granted non-qualified stock options to purchase its common stock. Currently, no shares are available for issuance under this plan and, therefore, no future awards will be made under this plan.

Recent Sales of Unregistered Securities

None.

Repurchase of Common Stock

In July 2018, the Board approved purchases by the Company up to $200 million, excluding commissions, of its outstanding common stock through June 2019.

The following table presents the number of shares purchased during the year ended December 31, 2018, the average price paid per share and the dollar value of shares that may yet be purchased pursuant to the Company’s repurchase authorization.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	$200,000
August 1 - August 31	1,359,893	20.63	1,359,893	171,945
September 1 - September 30	1,027,798	21.35	1,027,798	150,000
October 1 - October 31	—	—	—	150,000
November 1 - November 30	3,571,100	19.07	3,571,100	81,890
December 1 - December 31	3,515,164	18.24	3,515,164	17,761
Total	9,473,955	$19.24	9,473,955

During the year ended December 31, 2018, the Company purchased 9,473,955 shares of its common stock under its share repurchase program at a cost of approximately $182 million, excluding commissions. As of December 31, 2018, the Company was authorized to purchase additional shares of common stock having a cost of approximately $18 million, all of which was purchased in January 2019, at weighted average price of $18.40 per share.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollar amounts in thousands, except per share data)
Income Statement Data
Interest on individually acquired retail installment contracts	$4,487,614	$4,464,819	$4,615,459	$4,483,054	$3,941,170
Interest on purchased receivables portfolios	8,569	30,129	69,701	91,157	199,151
Interest on receivables from dealers	458	2,802	3,718	4,537	4,814
Interest on personal loans	345,923	347,873	337,912	453,081	348,278
Interest on finance receivables and loans	4,842,564	4,845,623	5,026,790	5,031,829	4,493,413
Net leased vehicle income	721,963	489,944	492,212	311,373	175,340
Other finance and interest income	33,235	19,885	15,135	18,162	8,068
Interest expense	1,111,760	947,734	807,484	628,791	523,203
Net finance and other interest income	4,486,002	4,407,718	4,726,653	4,732,573	4,153,618
Provision for credit losses on individually acquired retail installment contracts	2,206,425	2,353,632	2,471,490	2,433,617	2,101,744
Increase (decrease) in impairment related to purchased receivables portfolios	—	—	(2,985)	(13,818)	(24,082)
Provision for credit losses on receivables from dealers	(11)	(560)	201	242	(416)
Provision for credit losses on personal loans	(188)	10,691	—	324,634	434,030
Provision for credit losses on capital leases	(641)	48	(506)	41,196	9,991
Provision for credit losses	2,205,585	2,363,811	2,468,200	2,785,871	2,521,267
Profit sharing	33,137	29,568	47,816	57,484	74,925
Other income	38,660	101,106	93,546	421,643	559,902
Operating expenses	1,093,672	1,311,436	1,143,472	1,021,249	996,193
Income before tax expense	1,192,268	804,009	1,160,711	1,289,612	1,121,135
Income tax (benefit) / expense (a)	276,342	(368,798)	394,245	465,572	395,851
Net income	915,926	1,172,807	766,466	824,040	725,284
Share Data
Weighted-average common shares outstanding
Basic	359,861,764	359,613,714	358,280,814	355,102,742	348,723,472
Diluted	360,672,417	360,292,330	359,078,337	356,163,076	355,722,363
Earnings per share
Basic	$2.55	$3.26	$2.14	$2.32	$2.08
Diluted	$2.54	$3.26	$2.13	$2.31	$2.04
Dividend paid per share	$0.50	$0.03	$—	$—	$0.15
Balance Sheet Data
Finance receivables held for investment, net	$25,117,454	$22,394,286	$23,481,001	$23,367,788	$23,911,649
Finance receivables held for sale, net	1,068,757	2,210,421	2,123,415	2,859,575	46,586
Goodwill and intangible assets	109,251	103,790	106,679	107,072	110,938
Total assets	43,959,855	39,402,799	38,539,104	36,448,958	32,368,751
Total borrowings	34,883,037	31,160,434	31,323,706	30,375,679	27,811,301
Total liabilities	36,941,497	32,937,097	33,300,485	32,016,409	28,842,535
Total equity	7,018,358	6,465,702	5,238,619	4,432,549	3,526,216
Allowance for credit losses	3,240,376	3,352,818	3,421,767	3,218,208	2,945,608
(a) Refer to Note 10 - “Income Tax” in the accompanying consolidated financial statements, for discussion around significant change in Income tax (benefit) / expense

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$2,314,769	$2,420,241	$2,257,849	$1,795,771	$1,464,107
Charge-offs, net of recoveries, on purchased receivables portfolios	(1,483)	2,055	(17)	(2,720)	59,657
Charge-offs, net of recoveries, on receivables from dealers	—	—	393	—	—
Charge-offs, net of recoveries, on personal loans	1,616	8,126	—	673,294	264,720
Charge-offs, net of recoveries, on capital leases	1,642	4,394	9,384	30,907	402
Total charge-offs, net of recoveries	2,316,544	2,434,816	2,267,609	2,497,252	1,788,886
End of period delinquent principal over 59 days, individually acquired retail installment contracts held for investment	1,712,243	1,642,934	1,620,117	1,383,509	1,175,252
End of period personal loans delinquent principal over 59 days	177,369	175,660	176,873	168,906	138,400
End of period delinquent principal over 59 days, loans held for investment	1,713,775	1,645,789	1,626,755	1,400,806	1,247,725
End of period assets covered by allowance for credit losses	28,469,451	26,038,648	27,229,276	27,007,816	26,875,389
End of period gross individually acquired retail installment contracts held for investment	28,432,760	25,993,117	27,127,973	26,863,946	24,555,106
End of period gross personal loans	1,529,433	1,524,158	1,558,790	2,445,200	2,128,769
End of period gross finance receivables and loans held for investment	28,480,583	26,059,035	27,427,578	27,368,579	27,721,744
End of period gross finance receivables, loans, and leases held for investment	43,719,240	37,257,495	37,040,531	34,694,875	33,212,021
Average gross individually acquired retail installment contracts held for investment	27,227,705	26,804,609	27,253,756	25,949,907	23,316,349
Average gross personal loans held for investment	4,314	12,476	9,995	1,518,473	1,505,387
Average gross individually acquired retail installment contracts held for investment and held for sale	27,756,099	27,976,058	28,652,897	26,818,625	23,556,137
Average gross purchased receivables portfolios	36,075	146,362	286,354	562,512	1,321,281
Average Gross receivables from dealers	15,229	52,435	71,997	89,867	118,358
Average Gross personal loans	1,404,261	1,419,417	1,413,440	2,229,080	1,505,387
Average Gross capital leases	20,736	25,495	45,949	114,605	30,648
Average Gross finance receivables and loans	29,232,400	29,619,767	30,470,637	29,814,689	26,531,811
Average Gross finance receivables, loans, and leases	42,280,796	40,075,889	39,289,341	36,140,498	30,638,797
Average managed assets	51,328,934	50,160,595	52,731,119	48,919,418	38,296,610
Average total assets	41,541,102	39,144,382	37,944,529	35,050,503	29,827,722
Average debt	32,570,257	31,385,153	31,330,686	29,699,885	26,158,708
Average total equity	6,905,796	5,648,670	4,850,653	4,096,042	3,111,628
Ratios
Yield on individually acquired retail installment contracts	16.2%	16.0%	16.1%	16.7%	16.7%
Yield on purchased receivables portfolios	23.8%	20.6%	24.3%	16.2%	15.1%
Yield on receivables from dealers	3.0%	5.3%	5.2%	5.0%	4.1%
Yield on personal loans (1)	24.6%	24.5%	23.9%	20.3%	23.1%
Yield on earning assets (2)	13.2%	13.4%	14.1%	14.8%	15.3%
Cost of debt (3)	3.4%	3.0%	2.6%	2.1%	2.0%
Net interest margin (4)	10.6%	11.0%	12.0%	13.1%	13.6%
Expense ratio (5)	2.1%	2.6%	2.2%	2.1%	2.6%
Return on average assets (6)	2.2%	3.0%	2.0%	2.4%	2.4%
Return on average equity (7)	13.3%	20.8%	15.8%	20.1%	23.3%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.5%	9.0%	8.3%	6.9%	6.3%
Net charge-off ratio on purchased receivables portfolios (8)	(4.1)%	1.4%	—%	(0.5)%	4.5%
Net charge-off ratio on receivables from dealers (8)	—	—	0.5%	—	—
Net charge-off ratio on personal loans (8)	0.1%	0.6%	—%	40.8%	17.6%
Net charge-off ratio (8)	8.5%	9.0%	8.2%	8.8%	6.8%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	6.0%	6.3%	6.0%	5.2%	4.8%
Delinquency ratio on personal loans, end of period (9)	11.6%	11.5%	11.3%	6.9%	6.5%
Delinquency ratio on loans held for investment, end of period (9)	6.0%	6.3%	5.9%	5.1%	4.5%
Equity to assets ratio (10)	16.0%	16.4%	13.6%	12.2%	10.9%
Tangible common equity to tangible assets (10)	15.8%	16.2%	13.4%	11.9%	10.6%
Common stock dividend payout ratio (11)	19.6%	0.9%	—	—	7.2%
Allowance ratio (12)	11.4%	12.9%	12.6%	11.9%	11.0%
Common Equity Tier 1 capital ratio (13)	15.7%	16.4%	13.4%	11.2%	n/a

(1)	Includes finance and other interest income; excludes fees.

(2)	“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	“Cost of debt” is defined as the ratio of Interest expense to Average debt.

(4)	“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	“Expense ratio” is defined as the ratio of Operating expenses to Average managed assets.

(6)	“Return on average assets” is defined as the ratio of Net income to Average total assets.

(7)	“Return on average equity” is defined as the ratio of Net income to Average total equity.

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 59 days to End of period Gross balance of the respective portfolio, excluding capital leases.

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company’s capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended December 31, 2018, 2017, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollar amounts in thousands)
Total equity	$7,018,358	$6,465,702	$5,238,619	$4,432,549	$3,526,216
Deduct: Goodwill and intangibles	109,251	103,790	106,679	107,072	110,938
Tangible common equity	$6,909,107	$6,361,912	$5,131,940	$4,325,477	$3,415,278

Total assets	$43,959,855	$39,402,799	$38,539,104	$36,448,958	$32,368,751
Deduct: Goodwill and intangibles	109,251	103,790	106,679	107,072	110,938
Tangible assets	$43,850,604	$39,299,009	$38,432,425	$36,341,886	$32,257,813

Equity to assets ratio	16.0%	16.4%	13.6%	12.2%	10.9%
Tangible common equity to tangible assets	15.8%	16.2%	13.4%	11.9%	10.6%

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company’s shareholders.

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)	“Common Equity Tier 1 Capital ratio” is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	Year ended December 31,
	2018	2017	2016	2015
	(Dollar amounts in thousands)
Total equity	$7,018,358	$6,465,702	$5,238,619	$4,432,549
Deduct: Goodwill and other intangible assets, net of deferred tax liabilities	161,516	172,664	186,930	201,492
Deduct: Accumulated other comprehensive income, net	33,515	44,262	28,259	2,125
Tier 1 common capital	$6,823,327	$6,248,776	$5,023,430	$4,228,932
Risk weighted assets (a)	$43,547,594	$38,174,087	$37,432,700	$37,628,938
Common Equity Tier 1 capital ratio (b)	15.7%	16.4%	13.4%	11.2%

(a)
Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company’s total Risk weighted assets.

(b)	CET1 is calculated under Basel III regulations required as of January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Year Ended December 31,
	2018			2017
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$27,756,099	$4,487,614	16.2%	$27,976,058	$4,464,819	16.0%
Purchased receivables	36,075	8,569	23.8%	146,362	30,129	20.6%
Receivables from dealers	15,229	458	3.0%	52,435	2,802	5.3%
Personal loans	1,404,261	345,923	24.6%	1,419,417	347,873	24.5%
Capital lease receivables	20,736	1,653	8.0%	25,495	3,912	15.3%
Finance receivables held for investment, net	29,232,400	4,844,217	16.6%	29,619,767	4,849,535	16.4%
Leased vehicles, net	13,048,396	721,963	5.5%	10,456,121	489,944	4.7%
Other assets	2,575,475	31,582	1.2%	2,679,552	15,973	0.6%
Allowance for credit losses	(3,315,169)	—	—%	(3,611,058)	—	—%
Total assets	$41,541,102	$5,597,762		$39,144,382	$5,355,452
Liabilities and equity
Liabilities:
Notes payable	$32,570,257	$1,111,760	3.4%	$31,385,153	$947,734	3.0%
Other liabilities	2,065,049	—	—%	2,115,265	—	—%
Total liabilities	34,635,306	1,111,760		33,500,418	947,734

Total stockholders’ equity	6,905,796	—	—%	5,648,670	—	—%
Total liabilities and equity	$41,541,102	$1,111,760		$39,144,382	$947,734

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Background and Overview

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a specialized consumer finance company focused on vehicle finance, third-party servicing and delivering superior service to our more than 2.6 million customers across the full credit spectrum. The Company is majority-owned (as of February 21, 2019, approximately 69.9%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to marine and recreational vehicles. The Consumer Finance segment also includes its personal loan and point-of-sale financing operations.
SAF is our primary vehicle brand, and is available as a finance option for automotive dealers across the United States. Since May 1, 2013, under terms of the Chrysler Agreement, a ten-year private-label financing agreement with FCA, the Company has operated as FCA’s preferred provider for consumer loans, leases and Dealer Loans and provides services to FCA customers and dealers under the CCAP brand. These products and services include consumer retail installment contracts and leases, as well as Dealer Loans for inventory, construction, real estate, working capital and revolving lines of credit.
Under the terms of the Chrysler Agreement, certain standards were agreed to, including the Company meeting specified escalating penetration rates for the first five years, subject to FCA treating the Company in a manner consistent with comparable OEMs’ treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the Chrysler agreement could result in the agreement being terminated.  Chrysler Capital continues to be a focal point of the Company’s strategy and the Company continues to work with FCA to improve penetration rates.

In June 2018, the Company announced that it was in exploratory discussions with FCA regarding the future of FCA’s U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit in the future and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. In addition, in July 2018, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party in accordance with Section 14.02 of the MPLFA until December 31, 2018.

FCA has not delivered a notice to exercise its equity option, and the Company remains committed to the success of the Chrysler Capital business. Although the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, termination of the Chrysler Agreement or a significant change in the business relationship between the Company and FCA could materially adversely affect the Company’s operations, including the origination of receivables through the Chrysler Capital portion of the Company’s business and the servicing of Chrysler Capital receivables. Moreover, there can be no assurance that the Company could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to the Company and have a material adverse effect on its business, financial condition and results of operations
The Company’s average penetration rate for the year ended December 31, 2018 was 30%, an increase from 18% in 2017. The Company’s penetration rate has been constrained due to a more competitive landscape and low interest rates, causing its subvented loan offers not to be materially more attractive than other lenders’ offers. Chrysler Capital continues to be a focal point of its strategy, the Company continues to work with FCA to improve penetration rates, and it remains committed to the Chrysler Agreement.

The Company has dedicated financing facilities in place for its Chrysler Capital business worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. The Company has partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the year ended December 31, 2018, the Company originated more than $7.9 billion in Chrysler Capital loans which represents approximately 46% of total retail installment contract originations (unpaid principal balance), with an approximately even share between prime and nonprime, as well as more than $9.7 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by the Company during the year ended December 31, 2018 were made under the Chrysler Capital Agreement. Since its May 1, 2013 launch, Chrysler Capital has originated more than $53.1 billion in retail loans (excludes SBNA originations program) and $33.3 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of December 31, 2018, the Company’s carrying value of auto retail installment contract portfolio consisted of $9.0 billion of Chrysler Capital loans, which represents 36% of the Company’s auto retail installment contract portfolio.
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
Economic and Business Environment

Unemployment rates continue to be at record low levels of 3.9% as reported by the Bureau of Labor Statistics for December 31, 2018. The Federal Reserve raised its federal funds rate by 25 basis points in December 2018.

Despite this stability, consumer debt levels continued to rise, specifically auto debt. As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company’s business, financial position, results of operations or cash flow.

The following table shows the percentage of unpaid principal balance on the Company’s retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $28,463,236 and $26,036,361 at December 31, 2018, and 2017, respectively.

	December 31, 2018	December 31, 2017
	Installment Contracts Held for Investment
Texas	17%	16%
Florida	11%	12%
California	9%	9%
Georgia	6%	6%
Illinois	4%	4%
North Carolina	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
Louisiana	2%	3%
Ohio	2%	3%
South Carolina	2%	3%
Other states	36%	33%
	100%	100%
How the Company Assesses its Business Performance

Net income, and the associated return on assets and equity, are the primary metrics by which the Company judges the performance of its business. Accordingly, the Company closely monitors the primary drivers of net income:

•
Net financing income — The Company tracks the spread between the interest and finance charge income earned on assets and the interest expense incurred on liabilities, and continually monitors the components of its yield and cost of funds. The Company’s effective interest rate on borrowing is driven by various items including, but not limited to, credit quality of the collateral assigned, used/unused portion of facilities, and reference rate for the credit spread. These drivers, as well as external rate trends, including the swap curve spot and forward rates are monitored.

•
Net credit losses — The Company performs net credit loss analysis at the vintage level for individually acquired retail installment contracts, loans and leases, and at the pool level for purchased portfolios, enabling it to pinpoint drivers of any unusual or unexpected trends. The Company also monitors its recovery rates as well as industry-wide rates. Additionally, because delinquencies are an early indicator of future net credit losses, the Company analyzes delinquency trends, adjusting for seasonality, to determine if the Company’s loans are performing in line with original estimations. The net credit loss analysis does not include considerations of the Company’s estimated allowance for credit losses.

•
Other income (losses) — The Company’s flow agreements entered into in connection with the Chrysler Agreement have resulted in a large portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. The Company monitors the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of the Company’s personal lending portfolio as held for sale upon the decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of other income (losses).

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

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on the Company’s earnings, the Company also closely monitors origination and sales volume along with APR and discounts (including subvention and net of dealer participation).

Corrections to Previously Reported Amounts
As mentioned in Note 1 - “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices” in the accompanying consolidated financial statements, the Company identified and corrected two immaterial errors. The Company included the impact of these errors on the material accounts and disclosures presented in Note 1 - “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices” in the accompanying consolidated financial statements. The impact of these errors on other material items included within Management's Discussion and Analysis section are as follows:

•	Delinquency ratios

	As of December 31, 2017
	Reported	Corrections	Revised
Delinquent principal, 30-59 days past due	10.9%	0.5%	11.4%
Delinquent principal over 59 days	5.9%	0.4%	6.3%

•	Other ratios

	For the year ended December 31, 2017
	Reported	Corrections	Revised
Net Charge-off ratio	8.9%	0.1%	9.0%
Yield on individually acquired retail installment contracts	15.7%	0.3%	16.0%

Recent Developments and Other Factors Affecting The Company’s Results of Operations

Personal Lending
The Company’s other significant personal lending relationship is with Bluestem. The Company continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem’s option. This revolving loan portfolios is carried as held for sale in the Company’s consolidated financial statements. Accordingly, the Company has recorded $367 million during 2018 in lower-of-cost-or market adjustments on this portfolio, and there may be further such adjustments required in future periods’ financial statements. The Company is currently evaluating alternatives for the sale of the Bluestem portfolio, which had a carrying value of $1.1 billion at December 31, 2018.
Dividends

In 2018, SHUSA announced that the FRBB did not object to the planned capital actions described in SHUSA’s annual capital plan that was submitted as part of capital planning process. Included in SHUSA’s capital actions were proposed dividend payments for the Company’s stockholders. As a result, we made dividend payments in 2018 and in the first quarter of 2019. Refer to Note 17 - “Shareholders’ Equity” in the accompanying consolidated financial statements.

In February 2019, the FRBB announced that SHUSA, and certain other firms, would receive a one-year extension of the requirement to submit its 2019 capital plan until April 2020. The FRBB also announced that for the period beginning July 1, 2019 through June 30, 2020, SHUSA would be allowed to make capital distributions up to an amount that would have allowed SHUSA to remain well-capitalized under the minimum capital requirements for CCAR 2018. SHUSA and the Company are evaluating their planned capital actions, including any proposed dividend payments for the Company’s stockholders, for the period of July 1, 2019 through June 30, 2020 and intend to submit those planned capital actions to the FRBB soon.

Share Repurchases and Treasury Stock

In July 2018, the Board approved purchases by the Company up to $200 million, excluding commissions, of its outstanding common stock through June 2019.

During the year ended December 31, 2018, the Company purchased 9,473,955 shares of its common stock under its share repurchase program at a cost of approximately $182 million, excluding commissions. As of December 31, 2018, the Company was authorized to purchase additional shares of common stock having a cost of approximately $18 million, all of which was purchased in January 2019, at a weighted average price of $18.40 per share.

Reportable Segment
The Company has one reportable segment: Consumer Finance. This segment includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and dealer loans, as well as financial products and services related to marine and recreational vehicles. It also includes the Company’s personal loan and point-of-sale financing operations.

Volume
The Company’s originations of individually acquired loans and leases, including revolving loans, average APR, and discount during the year ended December 31, 2018, 2017, and 2016 have been as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Retained Originations	(Dollar amounts in thousands)
Retail installment contracts	$15,379,778	$11,634,395	$12,726,912
Average APR	17.3%	16.4%	15.7%
Average FICO® (a)	595	602	598
Discount	0.2%	0.7%	0.5%

Personal loans (b)	$1,482,670	$1,477,249	$1,555,783
Average APR	29.6%	25.7%	25.1%

Leased vehicles	$9,742,423	$5,987,648	$5,584,149

Capital leases	$9,794	$9,295	$7,401
Total originations retained	$26,614,665	$19,108,587	$19,874,245

Sold Originations
Retail installment contracts	$1,820,085	$2,550,065	$3,573,658
Average APR	7.3%	6.2%	4.3%
Average FICO® (c)	727	727	745

Total originations sold	$1,820,085	$2,550,065	$3,573,658

Total SC originations	$28,434,750	$21,658,652	$23,447,903

Total originations (d)	$28,434,750	$21,658,652	$23,447,903

(a)
Unpaid principal balance excluded from the weighted average FICO score is $1.9 billion, $1.5 billion and $2.1 billion for the years ended 2018, 2017, and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts $76 million, $164 million, and $364 million, respectively, were commercial loans.

(b)
Effective as of three months ended December 31, 2017, the Company revised its approach to define origination volumes for Personal Loans to include new originations, gross of paydowns and charge-offs, related to customers who took additional advances on existing accounts (including capitalized late fees, interest and other charges), and newly opened accounts. In the prior periods, the Company reported net balance increases on personal loans as origination volume. Included in the total origination volume is $304 million, $264 million, and $304 million for the years ended 2018, 2017, and 2016, respectively, related to newly opened accounts.

(c)
Unpaid principal balance excluded from the weighted average FICO score is $143 million, $318 million, and $451 million for the years ended 2018, 2017, and 2016, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts $76 million, $102 million, and $86 million, respectively, were commercial loans.

(d)	Total originations excludes finance receivables (UPB) of $74,086 purchased from a third party lender during the year ended December 31, 2018.

Total originations increased $6.8 billion, or 31%, from the year ended December 31, 2017 to the year ended December 31, 2018. The increase was primarily attributable to our new initiatives, starting in the second half of 2017, to improve our pricing as well as dealer and customer experience, which we believe increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

SBNA Originations Program
Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the year ended December 31, 2018, the Company facilitated the purchase of $1.9 billion of retail installment contacts.

The Company’s originations of individually acquired retail installment contracts and leases by vehicle type during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	(Dollar amounts in thousands)
Retail installment contracts
Car	$6,291,037	36.6%	$5,724,222	40.4%	$6,878,899	42.2%
Truck and utility	10,062,285	58.5%	7,168,113	50.5%	8,187,007	50.2%
Van and other (a)	846,541	4.9%	1,292,125	9.1%	1,234,664	7.6%
	$17,199,863	100.0%	$14,184,460	100.0%	$16,300,570	100.0%

Leased vehicles
Car	$822,102	8.4%	$1,017,410	17.0%	$668,442	12.0%
Truck and utility	8,532,819	87.6%	4,582,753	76.5%	4,294,803	76.9%
Van and other (a)	387,502	4.0%	387,485	6.5%	620,904	11.1%
	$9,742,423	100.0%	$5,987,648	100.0%	$5,584,149	100.0%

Total originations by vehicle type
Car	$7,113,139	26.4%	$6,741,632	33.4%	$7,547,341	34.5%
Truck and utility	18,595,104	69.0%	11,750,866	58.3%	12,481,810	57.0%
Van and other (a)	1,234,043	4.6%	1,679,610	8.3%	1,855,568	8.5%
	$26,942,286	100.0%	$20,172,108	100.0%	$21,884,719	100.0%

(a)	Other primarily consists of commercial vehicles.
The Company’s asset sales for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(Dollar amounts in thousands)
Retail installment contracts	$2,905,922	$2,979,033	$3,694,019
Average APR	7.2%	6.2%	4.2%
Average FICO®	726	721	746

Personal loans (b)	$—	$—	$869,349
Average APR	—%	—%	17.9%
Total asset sales	$2,905,922	$2,979,033	$4,563,368

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
	(Dollar amounts in thousands)
Retail installment contracts
Car	$13,011,925	45.7%	$13,537,012	52.0%
Truck and utility	14,266,757	50.1%	11,167,237	42.9%
Van and other (a)	1,184,554	4.2%	1,332,112	5.1%
	$28,463,236	100.0%	$26,036,361	100.0%

Leased vehicles
Car	$1,590,621	10.5%	$1,571,170	14.1%
Truck and utility	12,899,955	84.8%	8,704,623	77.9%
Van and other (a)	728,737	4.7%	899,809	8.0%
	$15,219,313	100.0%	$11,175,602	100.0%

Total by vehicle type
Car	$14,602,546	33.4%	$15,108,182	40.6%
Truck and utility	27,166,712	62.2%	19,871,860	53.4%
Van and other (a)	1,913,291	4.4%	2,231,921	6.0%
	$43,682,549	100.0%	$37,211,963	100.0%

(a)	Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted discount of the Company’s held for investment portfolio as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
	(Dollar amounts in thousands)
Retail installment contracts (a)	$28,463,236	$26,036,361
Average APR	16.7%	16.5%
Discount	0.8%	1.5%

Personal loans	$2,637	$6,887
Average APR	31.7%	31.8%

Receivables from dealers	$14,710	$15,787
Average APR	4.1%	4.2%

Leased vehicles	$15,219,313	$11,175,602

Capital leases	$19,344	$22,857

(a)	Of this balance as of December 31, 2018, $13.0 billion, $5.5 billion, and $4.2 billion was originated in the years ended December 31, 2018, 2017, and 2016, respectively.

The Company records interest income from individually acquired retail installment contracts, personal loans, and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which the Company continues to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which the

Company continues to accrue interest until the loan becomes more than 90 days past due. The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.7% to 10.8% as of December 31, 2018, and 6.1% to 10.4% as of December 31, 2017.

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

The Company classifies most of its vehicle leases as operating leases. The Company records the net capitalized cost of each lease as an asset, which is depreciated straight-line over the contractual term of the lease to the expected residual value. Periodically, the Company revises the projected value of the leased vehicle at termination based on current market conditions, and other relevant data points, and adjusts depreciation expense appropriately over the remaining term of the lease. The Company records lease payments due from customers as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The Company resumes and reinstates the accrual if a delinquent account subsequently becomes 60 days or less past due. The Company amortizes subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease straight-line over the contractual term of the lease.
Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools for which it was probable at acquisition that not all contractually required payments would be collected, during the years ended December 31, 2018, 2017 and 2016. However, during the years ended December 31, 2018, 2017 and 2016, the Company did recognize certain retail installment contracts with an unpaid principal balance of $213,973, $290,613 and $466,050, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company’s existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Results of Operations
This MD&A should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The following table presents the Company’s results of operations for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$4,842,564	$4,845,623	$5,026,790
Leased vehicle income	2,257,719	1,788,457	1,487,671
Other finance and interest income	33,235	19,885	15,135
Total finance and other interest income	7,133,518	6,653,965	6,529,596
Interest expense	1,111,760	947,734	807,484
Leased vehicle expense	1,535,756	1,298,513	995,459
Net finance and other interest income	4,486,002	4,407,718	4,726,653
Provision for credit losses	2,205,585	2,363,811	2,468,200
Net finance and other interest income after provision for credit losses	2,280,417	2,043,907	2,258,453
Profit sharing	33,137	29,568	47,816
Net finance and other interest income after provision for credit losses and profit sharing	2,247,280	2,014,339	2,210,637
Total other income	38,660	101,106	93,546
Total operating expenses	1,093,672	1,311,436	1,143,472
Income before income taxes	1,192,268	804,009	1,160,711
Income tax expense (benefit)	276,342	(368,798)	394,245
Net income	$915,926	$1,172,807	$766,466

Net income	$915,926	$1,172,807	$766,466
Change in unrealized gains (losses) on cash flow hedges, net of tax	(16,896)	16,003	26,134
Comprehensive income	$899,030	$1,188,810	$792,600

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Interest from individually acquired retail installment contracts	$4,487,614	$4,464,819	$22,795	1%
Interest from purchased receivables portfolios	8,569	30,129	(21,560)	(72)%
Interest from receivables from dealers	458	2,802	(2,344)	(84)%
Interest from personal loans	345,923	347,873	(1,950)	(1)%
Total interest on finance receivables and loans	$4,842,564	$4,845,623	$(3,059)	—%
Income from individually acquired retail installment contracts increased $23 million, or 1%, from 2017 to 2018, primarily due to 1.6% increase in the average outstanding balance of the Company’s portfolio and new originations in 2018 with higher loan APRs.
Income from purchased receivables-credit impaired portfolios decreased $22 million, or 72%, from 2017 to 2018, due to the sale of a majority of the purchased receivables to SBNA during the third quarter of 2017 and the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans decreased $2 million, or 1%, from 2017 to 2018, primarily due to a 1% decline in the average outstanding balance of the portfolio.
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$2,257,719	$1,788,457	$469,262	26%
Leased vehicle expense	1,535,756	1,298,513	237,243	18%
Leased vehicle income, net	$721,963	$489,944	$232,019	47.4%
Leased vehicle income and expense increased in the current period when compared to the same period in 2017, due to the average outstanding balance of the portfolios increasing from $10.5 billion in 2017 to $13.0 billion, or 24.8%, in 2018. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within Leased vehicle expense.
Interest Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$1,158,271	$950,950	$207,321	22%
Interest expense (income) on derivatives	(46,511)	(3,216)	(43,295)	1,346%
Total interest expense	$1,111,760	$947,734	$164,026	17%
Interest expense on notes payable increased $207 million, or 22%, from 2017 to 2018, primarily due to (a) increased cost of funds resulting from higher market rates and wider spreads; and (b) an increase in average outstanding debt balance increased from $31.4 billion in 2017 to $32.6 billion, or 3.8%, in 2018.

Interest income on derivatives increased $43 million, or 1,346%, from 2017 to 2018, primarily due to favorable mark-to-market impact driven largely by four raises of the Federal Reserve’s benchmark rate in 2018.
Provision for Credit Losses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,206,425	$2,353,632	$(147,207)	(6)%
Provision for credit losses on receivables from dealers	(11)	(560)	549	(98)%
Provision for credit losses on personal loans	(188)	10,691	(10,879)	100%
Provision for credit losses on capital leases	(641)	48	(689)	(1,435)%
Provision for credit losses	$2,205,585	$2,363,811	$(158,226)	(7)%
Provision for credit losses on the Company’s individually acquired retail installment contracts decreased $147 million, or 6%, from 2017 to 2018, primarily due to (a) decrease of 4% in net charge offs in 2018 as compared to 2017; and (b) better recovery performance in 2018. The decrease was partially offset by increase in portfolio from $26.0 billion at December 31, 2017 to $28.4 billion at December 31, 2018.
Provision for credit losses on personal loans was recorded during fiscal 2017 due to the reclassification of personal loans from held for sale to held for investment effective as of the end on the third quarter of 2016.
Profit Sharing

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$33,137	$29,568	$3,569	12%
Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the Company’s agreements with Bluestem. Profit sharing expense increased in 2018 compared to 2017, primarily because of increase in Bluestem profit sharing expense.
Other Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(401,638)	$(366,439)	$(35,199)	10%
Servicing fee income	106,840	118,341	(11,501)	(10)%
Fees, commissions, and other	333,458	349,204	(15,746)	(5)%
Total other income	$38,660	$101,106	$(62,446)	(62)%
Average serviced for others portfolio	$9,048,124	$10,118,277	$(1,070,153)	(11)%

•	Investment losses, net: Investment losses, net for the years ended December 31, 2018 and 2017, were as follows:

	For the Year Ended December 31,
	2018	2017
Gain (loss) on sale of loans and leases	$(22,250)	$17,554
Lower of cost or market adjustments	(382,317)	(386,060)
Other gains / (losses and impairments)	2,929	2,067
Total investment losses, net	$(401,638)	$(366,439)

Gain (loss) on sale of loans and leases changed from a $18 million gain in 2017 to a $22 million loss in 2018. The change was driven primarily by the $36 million gain recognized upon the sale of a majority of the receivables previously acquired with deteriorated credit quality to SBNA during 2017.

The change in lower of cost or market adjustments relates to customer default activity and net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale. Refer to Note 18 - “Investment Gains (Losses), Net” in the accompanying consolidated financial statements.

•
Servicing fee income: The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased 10% from 2017 to 2018, due to the decline in the Company’s average serviced for others portfolio by 11%.

The Company’s serviced for others portfolio as of December 31, 2018 and 2017, was as follows:

	December 31,
	2018	2017
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$5,414,116	$2,546,255
SBNA leases	338	321,629
Total serviced for related parties	5,414,454	2,867,884
Chrysler Capital securitizations	611,050	1,405,168
Other third parties	2,959,929	4,365,917
Total serviced for third parties	3,570,979	5,771,085
Total serviced for others portfolio	$8,985,433	$8,638,969

The Company’s serviced for others balances has increased versus the prior year primarily due to the addition of the SBNA origination program in 2018.

•
Fees, commissions, and other: The Company’s fees, commissions, and other primarily includes late fees, miscellaneous, and other income. This income decreased 5% from 2017 to 2018, due to the discontinuance of certain revenue streams in late 2017.

Total Operating Expenses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$482,800	$581,017	$(98,217)	(17)%
Repossession expense	264,777	275,704	(10,927)	(4)%
Other operating costs	346,095	454,715	(108,620)	(24)%
Total operating expenses	$1,093,672	$1,311,436	$(217,764)	(17)%
Compensation expense decreased by $98 million, or 17%, from 2017 to 2018, primarily because of higher severance expenses incurred in 2017, related to management changes and efficiency efforts.
Other operating costs expense decreased $109 million, or 24% from 2017 to 2018, primarily due to the loss recorded for certain lawsuits, regulatory matters and other legal proceedings in 2017. Refer to Note 11 - “Commitments and Contingencies” in the accompanying consolidated financial statements.

Income Tax Expense (Benefit)

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense (benefit)	$276,342	$(368,798)	$645,140	(175)%
Income before income taxes	1,192,268	804,009	388,259	48%
Effective tax rate	23.2%	(45.9)%
The significant change in income tax expense and effective tax rate in 2018 as compared to 2017, is primarily due to the (a) implementation of the Tax Cuts and Jobs Act enacted on December 22, 2017 and effective January 1, 2018, including re-measurement of all deferred tax assets and deferred tax liabilities at December 31, 2017 at federal tax rate of 21%; and (b) an increase in income before income tax by 48%. Refer to Note 10 - “Income Taxes” in the accompanying consolidated financial statements.
Other Comprehensive Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (loss) on cash flow hedges, net of tax	$(16,896)	$16,003	$(32,899)	(206)%

The change in unrealized gains on cash flow hedges in 2018 as compared to prior year is primarily driven by interest income realized into the Statement of Income in 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Interest from individually acquired retail installment contracts	$4,464,819	$4,615,459	$(150,640)	(3)%
Interest from purchased receivables portfolios	30,129	69,701	(39,572)	(57)%
Interest from receivables from dealers	2,802	3,718	(916)	(25)%
Interest from personal loans	347,873	337,912	9,961	3%
Total interest on finance receivables and loans	$4,845,623	$5,026,790	$(181,167)	(4)
Income from individually acquired retail installment contracts decreased $151 million, or 3%, from 2016 to 2017, consistent with the 2% decline in the average outstanding balance of the Company’s portfolio of these contracts and a shift in credit quality mix.
Income from purchased receivables portfolios decreased $40 million, or 57%, from 2016 to 2017 due to the sale of a majority of the purchased receivables to SBNA during the period and the continued runoff of the portfolios, as the Company has made no portfolio acquisitions since 2012. The average balance of the portfolios decreased from $286 million in 2016 to $146 million, or 49% in 2017.
Income from personal loans increased $10 million, or 3%, from 2016 to 2017, as the sale of the entire LendingClub personal loan portfolio left only higher-yielding revolving loan portfolio.

Leased Vehicle Income and Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$1,788,457	$1,487,671	$300,786	20%
Leased vehicle expense	1,298,513	995,459	303,054	30%
Leased vehicles income, net	$489,944	$492,212	$(2,268)	—%
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
Interest Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$950,950	$754,687	$196,263	26%
Interest expense on derivatives	(3,216)	52,797	(56,013)	(106)%
Total interest expense	$947,734	$807,484	$140,250	17%
Interest expense on notes payable increased $196 million, or 26%, from 2016 to 2017, primarily due to the increased cost of funds resulting from higher market rates and wider spreads.
Interest expense on derivatives decreased $56 million, or 106%, from 2016 to 2017, primarily due to a favorable mark-to-market impact based on interest rate changes in 2017.
Provision for Credit Losses

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses on individually acquired retail installment contracts	$2,353,632	$2,471,490	$(117,858)	(5)%
Incremental Increase (decrease) in impairment related to purchased receivables portfolios	—	(2,985)	2,985	(100)%
Provision for credit losses on receivables from dealers	(560)	201	(761)	(379)%
Provision for credit losses on personal loans	10,691	—	10,691	100%
Provision for credit losses on capital leases	48	(506)	554	(109)%
Provision for credit losses	$2,363,811	$2,468,200	$(104,389)	(4)%

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

Provision for credit losses on the Company’s individually acquired retail installment contracts decreased $118 million, or (5)%, from 2016 to 2017, primarily due to a lower build of the allowance for credit losses as a result of the decline in originations, stabilizing credit performance for non-TDR loans, and recovery rates. This is partially offset by the lower benefit from bankruptcy sales and to a lesser extent, the additional allowance for credit losses recorded for customers affected by Hurricanes Harvey and Irma.
Provision for credit losses on personal loans was recorded during fiscal year 2017 due to the reclassification of personal loans from held for sale to held for investment effective as of the end on the third quarter of 2016.
Profit Sharing

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$29,568	$47,816	$(18,248)	(38)%

Profit sharing consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the Company’s agreements with Bluestem. Profit sharing decreased in 2017 compared to 2016, primarily because of decrease in Chrysler profit sharing expense based on increase in lease depreciation expense.
Other Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$(366,439)	$(444,759)	$78,320	(18)%
Servicing fee income	118,341	156,134	(37,793)	(24)%
Fees, commissions, and other	349,204	382,171	(32,967)	(9)%
Total other income	$101,106	$93,546	$7,560	8%
Average serviced for others portfolio	$10,118,277	$13,306,988	$(3,188,711)	(24)%
Investment losses, net for the years ended December 31, 2017 and 2016 were as follows:

	For the Year Ended December 31,
	2017	2016
Gain (loss) on sale of loans and leases	$17,554	$(11,549)
Lower of cost or market adjustments	(386,060)	(423,616)
Other gains / (losses and impairments)	2,067	(9,594)
Total investment losses	$(366,439)	$(444,759)

Gain (loss) on sale of loans and leases changed from a $12 million loss in 2016 to a $18 million gain in 2017. The change was driven primarily by the $36 million gain recognized upon the sale of receivables previously acquired with deteriorated credit quality to SBNA during the year. The gain is partially offset by losses recognized from off-balance sheet securitizations and flow agreements.

The change in lower of cost or market adjustments relates to customer default activity and net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale since September 30, 2015. Refer to Note 18 - “Investment Gains (Losses), Net” in the accompanying consolidated financial statements.

The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased 24% from 2016 to  2017, due to the decline in the Company’s serviced portfolio. The Company’s serviced for others portfolio as of December 31, 2017 and 2016, was as follows:

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

Repossession expense decreased $18 million, or 6%, from 2016 to 2017, primarily due to a decrease in repossessions due to the impact of Hurricanes Harvey and Irma.

Other operating costs expense increased $103 million, or 29% from 2016 to 2017, primarily due to the loss recorded for certain lawsuits, regulatory matters and other legal proceedings. Refer to Note 11-“Commitments and Contingencies” in the accompanying consolidated financial statements.
Income Tax Expense

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense (benefit)	$(368,798)	$394,245	$(763,043)	(194)%
Income before income taxes	804,009	1,160,711	(356,702)	(31)%
Effective tax rate	(45.9)%	34.0%

The significant decrease in income tax expense in 2017, is primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 and effective January 1, 2018, including re-measurement of all deferred tax assets and deferred tax liabilities at federal tax rate of 21%. Refer to Note 10 - “Income Taxes” in the accompanying consolidated financial statements.

Other Comprehensive Income

	For the Year Ended
	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (loss) on cash flow hedges, net of tax	$16,003	$26,134	$(10,131)	(39)%

The change in unrealized gains on cash flow hedges from 2016 to 2017, was primarily driven by interest rate movements in 2017.

Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 82% of the Company’s retail installment contract portfolio as of December 31, 2018. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company’s held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at December 31, 2018 and 2017:

	December 31, 2018
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non- TDR	TDR
	(Dollar amounts in thousands)
Unpaid principal balance	$23,054,157	$5,378,603	$14,710	$2,637
Credit loss allowance - specific	—	(1,416,743)	—	—
Credit loss allowance - collective	(1,819,360)	—	(153)	(761)
Discount	(172,659)	(40,333)	—	—
Capitalized origination costs and fees	77,398	4,448	—	138
Net carrying balance	$21,139,536	$3,925,975	$14,557	$2,014
Allowance as a percentage of unpaid principal balance	7.9%	26.3%	1.0%	28.9%
Allowance and discount as a percentage of unpaid principal balance	8.6%	27.1%	1.0%	28.9%
(a) As of December 31, 2018, used car financing represented 57% of our outstanding retail installment contracts acquired individually. 85% of this used car financing consisted of nonprime auto loans.

	December 31, 2017
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
	(Dollar amounts in thousands)
Unpaid principal balance	$19,679,082	$6,314,035	$15,787	$6,887
Credit loss allowance - specific	—	(1,804,132)	—	—
Credit loss allowance - collective	(1,540,315)	—	(164)	(2,565)
Discount	(309,191)	(74,832)	—	(1)
Capitalized origination costs and fees	58,638	5,741	—	138
Net carrying balance	$17,888,214	$4,440,812	$15,623	$4,459
Allowance as a percentage of unpaid principal balance	7.8%	28.6%	1.0%	37.2%
Allowance and discount as a percentage of unpaid principal balance	9.4%	29.8%	1.0%	37.3%
(a) As of December 31, 2017, used car financing represented 61% of our outstanding retail installment contracts acquired individually. 87% of this used car financing consisted of nonprime auto loans.

In the past, the Company acquired certain retail installment contracts in pools at a discount due to deterioration subsequent to their origination. The Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. Any deterioration in the performance of the purchased portfolios results in an incremental impairment. The balances of these purchased receivables portfolios were as follows at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Outstanding balance	$30,631	$43,474
Outstanding recorded investment, net of impairment	$19,390	$28,069
A summary of the credit risk profile of the Company’s consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of December 31, 2018 and 2017 was as follows (dollar amounts in billions, totals may not foot due to rounding):

December 31, 2018
Trade Lines (a)		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.5	96%	$0.1	4%	$—	—	$—	—	$2.6	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	86%	5.5	19%
540-599	<36	0.3	37%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	4%	7.7	92%	8.4	30%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.2	94%	4.5	16%
>640	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.1	2%	3.7	94%	4.0	14%
Total		$4.4	15%	$1.6	6%	$1.3	5%	$21.2	74%	$28.5	100%

(a)	Trade lines represent the number of accounts or lines of credit at any financial institution at the time of origination

December 31, 2017
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.3	97%	$0.1	3%	$—	—	$—	—	$2.4	9%
	36+	0.4	38%	0.2	20%	0.1	11%	0.3	31%	1.0	4%
<540	<36	0.2	40%	0.1	23%	0.1	14%	0.1	23%	0.5	2%
	36+	0.2	3%	0.3	5%	0.3	5%	4.5	87%	5.3	21%
540-599	<36	0.3	35%	0.2	23%	0.1	15%	0.2	27%	0.8	3%
	36+	0.2	2%	0.2	3%	0.3	4%	6.8	91%	7.5	29%
600-639	<36	0.2	36%	0.1	22%	0.1	15%	0.1	27%	0.5	2%
	36+	0.1	1%	0.1	2%	0.1	2%	3.6	95%	3.9	15%
>640	<36	0.3	42%	0.1	21%	0.1	13%	0.1	24%	0.6	2%
	36+	—	—	0.1	2%	0.1	3%	3.3	95%	3.5	13%
Total		$4.2	16%	$1.5	6%	$1.3	5%	$19.0	73%	$26.0	100%

Delinquencies
The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.
In each case, the period of delinquency is based on the number of days payments are contractually past due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company’s delinquencies have been highest in the period from November through January due to consumers’ holiday spending.
The following is a summary of delinquencies on retail installment contracts held for investment, as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Principal 30-59 days past due	$3,121,795	11.0%	$2,958,195	11.4%
Delinquent principal over 59 days (b)	1,713,775	6.0%	1,645,789	6.3%
Total delinquent principal	$4,835,570	17.0%	$4,603,984	17.7%

(a)	Percent of unpaid principal balance of total retail installment contracts held for investment.

(b)	Interest is generally accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.

Within the total delinquent principal above, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$834,921	2.9%	$691,256	2.7%
TDR	733,218	2.6%	806,938	3.1%
Total nonaccrual principal	$1,568,139	5.5%	$1,498,194	5.8%

(a)	Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.

All of the Company’s receivables from dealers were current as of December 31, 2018 and 2017.
Credit Loss Experience
The following is a summary of the Company’s net losses and repossession activity on finance receivables held for investment for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
	(Dollar amounts in thousands)
Principal outstanding at period end	$28,463,236	$26,036,361
Average principal outstanding during the period	$27,263,780	$26,950,971
Number of receivables outstanding at period end	1,800,081	1,705,234
Average number of receivables outstanding during the period	1,762,594	1,721,755
Number of repossessions (a)	287,694	303,703
Number of repossessions as a percent of average number of receivables outstanding	16.3%	17.6%
Net losses	$2,313,286	$2,422,296
Net losses as a percent of average principal amount outstanding	8.5%	9.0%

(a)	Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
The Company had no charge-offs on receivables from dealers for the years ended December 31, 2018 and 2017. Net charge-offs on the capital lease receivables portfolio, which is in run-off, totaled $1,642 and $4,394 for the years ended December 31, 2018 and 2017, respectively.
Deferrals, Modifications and Troubled Debt Restructurings
In accordance with the Company’s policies and guidelines, the Company from time to time offers extensions (deferrals) to consumers on its retail installment contracts, whereby the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two months. The Company’s policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
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

The following is a summary of deferrals on the Company’s retail installment contracts held for investment as of the dates indicated:

	December 31, 2018		December 31, 2017
	(Dollar amounts in thousands)
Never deferred	$20,212,452	71.0%	$16,408,250	63.0%
Deferred once	3,690,522	13.0%	4,728,266	18.2%
Deferred twice	1,952,894	6.9%	2,188,522	8.4%
Deferred 3 - 4 times	2,516,451	8.8%	2,640,549	10.1%
Deferred greater than 4 times	90,917	0.3%	70,774	0.3%
Total	$28,463,236		$26,036,361
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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the Company’s allowance for credit losses are also impacted.

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
The Company also may agree, or be required by operation of law or by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in loan principal balance, a temporary reduction of monthly payment, or an extension of the maturity date. The servicer of the Company’s revolving personal loans also may grant modifications in the form of principal or interest rate reductions or payment plans. Similar to deferrals, the Company believes modifications are an effective portfolio management technique. Not all modifications are classified as TDRs as the loan may not meet the scope of the applicable guidance or the modification may have been granted for a reason other than the borrower’s financial difficulties.

A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are placed on nonaccrual status when the account becomes past due more than 60 days. For loans on nonaccrual status, interest income is recognized on a cash basis and the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due.

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

The following is a summary of the principal balance as of December 31, 2018 and 2017 of loans that have received these modifications and concessions, some of which are considered TDR events, if they represent a concession provided to a customer experiencing financial difficulty:

	December 31, 2018	December 31, 2017
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$2,137,334	$2,880,301
Bankruptcy-related accounts	54,373	92,513
Extension of maturity date	25,644	25,526
Interest rate reduction	54,906	56,891
Max buy rate and fair lending (b)	4,685,522	3,076,049
Other (c)	137,958	178,402
Total modified loans	$7,095,737	$6,309,682

(a)	Reduces a customer’s payment for a temporary time period (no more than six months), considered a TDR event.

(b)
Max buy rate modifications comprises of loans modified by the Company to adjust the interest rate quoted in a dealer-arranged financing. The Company reassesses the contracted APR when changes in the deal structure are made (e.g. higher down payment and lower vehicle price). If any of the changes result in a lower APR, the contracted rate is reduced. Substantially all deal structure changes occur within seven days of the date the contract is signed. These deal structure changes are made primarily to give the consumer the benefit of a lower rate due to an improved contracted deal structure compared to the deal structure that was approved during the underwriting process. Fair Lending modifications comprises of loans modified by the Company related to possible “disparate impact” credit discrimination in indirect vehicle finance. These modifications are not considered a TDR event because they do not relate to a concession provided to a customer experiencing financial difficulty.

(c)	Includes various other types of modifications and concessions, such as hardship modifications that are considered a TDR event.
A summary of the Company’s recorded investment in TDRs as of the dates indicated is as follows:

	December 31, 2018	December 31, 2017
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment (a)	$5,365,477	$6,328,159
Impairment	(1,416,743)	(1,804,132)
Outstanding recorded investment, net of impairment	$3,948,734	$4,524,027

(a)
As of December 31, 2018, the outstanding recorded investment excludes $90.1 million of collateral-dependent bankruptcy TDRs that were written down by $36.4 million to fair value less cost to sell. As of December 31, 2017, the outstanding recorded investment excludes $64.7 million of collateral-dependent bankruptcy TDRs that have been written down by $29.2 million to fair value less cost to sell.

A summary of the principal balance on the Company’s delinquent TDRs as of the dates indicated is as follows:

	December 31, 2018	December 31, 2017
	Retail Installment Contracts (a)
	(Dollar amounts in thousands)
Principal, 30-59 days past due	$1,265,946	$1,422,101
Delinquent principal over 59 days	810,589	893,708
Total delinquent TDR principal	$2,076,535	$2,315,809
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.
As of December 31, 2018 and 2017, the Company did not have any Dealer Loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31, 2018	December 31, 2017
	(Dollar amounts in thousands)
Balance — beginning of year	$6,328,159	$5,637,792
New TDRs	2,210,872	3,541,968
Charge-offs	(2,022,130)	(2,035,126)
Paydowns	(1,154,940)	(955,153)
Other transfers	3,516	138,678
Balance — end of year	$5,365,477	$6,328,159
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, its historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is generally assessed for impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate considering all available evidence. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. Due to this key distinction in allowance calculations, the coverage ratio is higher for TDRs in comparison to non-TDRs.

The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$5,378,603	$6,314,035
TDR - Impairment	1,416,743	1,804,132
TDR allowance ratio	26.3%	28.6%

Non-TDR - Unpaid principal balance	$23,054,157	$19,679,082
Non-TDR - Allowance	1,819,360	1,540,315
Non-TDR allowance ratio	7.9%	7.8%

Total - Unpaid principal balance	$28,432,760	$25,993,117
Total - Allowance	3,236,103	3,344,447
Total allowance ratio	11.4%	12.9%

The allowance ratio for TDR retail installment contracts decreased from December 31, 2017, to December 31, 2018, primarily driven by a combination of stabilizing credit performance and recovery rates.

Liquidity Management, Funding and Capital Resources
The Company requires a significant amount of liquidity to originate and acquire loans and leases, and to service debt. The Company funds its operations through lending relationships with 12 third-party banks, Santander and SHUSA, as well as through securitization in the ABS market and large flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has approximately $7 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the year ended December 31, 2018, the Company completed on-balance sheet funding transactions totaling approximately $19 billion, including:

•	five securitizations on the Company’s SDART platform for approximately $5.3 billion;

•	issuance of 10 retained bonds on the Company’s SDART platform for approximately $708 million;

•	five securitizations on the Company’s DRIVE platform, for approximately $5.7 billion;

•	issuance of five retained bond on the Company’s DRIVE platform for approximately $312 million;

•	eight private amortizing lease facilities for approximately $5.2 billion;

•	one private lease securitization for approximately $1.2 billion; and

•	one lease securitization on our SRT platform for approximately $1.0 billion.
The Company also completed approximately $2.9 billion in asset sales to Santander.
As of December 31, 2018, the Company’s debt consisted of the following:

Third party revolving credit facilities	$4,478,214
Related party revolving credit facilities	3,503,293
Total revolving credit facilities	7,981,507

Public securitizations	19,225,179
Privately issued amortizing notes	7,676,351
Total secured structured financings	26,901,530
Total debt	$34,883,037
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Facilities
The Company uses warehouse facilities to fund its originations. Each facility specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. The Company’s warehouse facilities generally are backed by auto retail installment contracts or auto leases. These facilities generally have one- or two-year commitments, staggered maturities and floating interest rates. The Company maintains daily and long term funding forecasts for originations, acquisitions, and other large outflows such as tax payments to balance the desire to minimize funding costs with liquidity needs.
The Company’s warehouse facilities generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for certain warehouse facilities, delinquency and net loss ratios are calculated with respect to the serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurs under one of these agreements, the lenders could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict the Company’s ability to obtain additional borrowings under the agreement, and/or remove it as servicer. The Company has never had a warehouse facility terminated due to failure to comply with any ratio or a failure to meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted facility.

The Company has one credit facility with seven banks providing an aggregate commitment of approximately $4.4 billion for the exclusive use of providing short-term liquidity needs to support FCA retail financing. As of December 31, 2018, there was an outstanding balance of approximately $2.2 billion on these facilities in aggregate. These facilities require reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

The Company has six credit facilities with nine banks providing an aggregate commitment of approximately $5.7 billion for the exclusive use of providing short-term liquidity to support Chrysler Capital loan financing and other financing needs.  As of December 31, 2018, there was an outstanding balance of approximately $2.0 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.
Repurchase Facility

The Company obtains financing through investment management agreements or repurchase agreements whereby the Company pledges retained bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of December 31, 2018, there was an outstanding balance of $299 million under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of December 31, 2018 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of credit	SHUSA	—	500,000	124,462	425,000
Line of credit	SHUSA	—	3,000,000	—	—
		$3,500,000	$7,000,000
SHUSA provides the Company with $3.5 billion of committed revolving credit that can be drawn on an unsecured basis. SHUSA also provides the Company with $3.5 billion of term promissory notes with maturities ranging from March 2019 to December 2023.
Under an agreement with Santander, the Company pays a fee of 12.5 basis points per annum on certain amortizing commitments. The guarantee fee is paid against each months ending balance. The Company recognized guarantee fee expense of $5.0 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively.
The Company also has derivative financial instruments with Santander (all of which have been amended to reflect clearing with central cleaning counterparties) with outstanding notional amounts of zero and $3.7 billion at December 31, 2018 and 2017, respectively. The Company had a collateral overage on derivative liabilities with Santander and affiliates of zero and $2 million at December 31, 2018 and 2017, respectively. Interest on these agreements totaled approximately $1 million, $1 million, and $16 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Secured Structured Financings

The Company’s secured structured financings consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. The Company has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $26.9 billion.
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
Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt in the Trusts, increasing overcollateralization until a targeted percentage has been reached. Once the targeted overcollateralization is reached it is maintained and excess cash flows generated by the Trusts are released to the holder of the residual (generally the Company) as distributions from the Trusts. The Company also receives monthly servicing fees as servicer for the Trusts. The Company’s securitizations may require an increase in credit enhancement levels if Cumulative Net Losses, as defined in the documents in certain ABS transactions, exceed a specified percentage of the pool balance. None of the Company’s securitizations have Cumulative Net Loss percentages above their respective limits.
The Company’s on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered VIEs and meet the requirements to be consolidated in the Company’s financial statements. Following a securitization, the finance receivables and the notes payable related to the securitized retail installment contracts remain on the consolidated balance sheets. The Company recognizes finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. The Company also records a provision for credit losses to cover the estimate of inherent credit losses on the retail installment contracts. While these Trusts are consolidated in the Company’s financial statements, these Trusts are separate legal entities. Thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to the Company’s creditors or its other subsidiaries.

The Company’s securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread, once targeted levels are reached, distributed to the residual holder. The company, at times when economically favorable, retains the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. The Company uses the proceeds from securitization transactions to repay borrowings outstanding under its credit facilities, originate and acquire loans and leases, and for general corporate purposes. The Company generally exercises clean-up call options on its securitizations when the collateral pool balance reaches 10% of its original balance.
The Company also periodically privately issues amortizing notes in transactions that are structured similarly to its public and Rule 144A securitizations but are issued to banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and vehicle leases.
Flow Agreements

In addition to the Company’s credit facilities and secured structured financings, the Company has a flow agreement in place with a third party for charged off assets. Loans and leases sold under these flow agreements are not on the Company’s balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. The Company continues to actively seek additional flow agreements.
Off-Balance Sheet Financing

Beginning in 2017, the Company has the option to sell a contractually determined amount of eligible prime loans to Santander, through securitization platforms. As all of the notes and residual interests in the securitizations are issued to Santander, the Company recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from the Company’s consolidated balance sheets. Beginning in 2018, this program has been replaced with a new program with SBNA, whereby the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler deals, all of which are serviced by the Company.

Cash Flow Comparison
The Company has historically produced positive net cash from operating activities. The Company’s investing activities primarily consist of originations and acquisitions of retail installment contracts. The Company’s financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollar amounts in thousands)
Net cash provided by operating activities	$6,244,869	$3,941,346	$4,473,117
Net cash used in investing activities	$(10,415,788)	$(3,590,333)	$(4,742,381)
Net cash provided by (used in) financing activities	$3,339,696	$(186,785)	$931,521

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash provided by operating activities increased from $3.9 billion for the year ended December 31, 2017 to $6.2 billion for the year ended December 31, 2018, primarily due to (a) decrease of $1.8 billion in outflows for originations of assets held for sale; and (b) an increase of $0.6 billion in deferred tax benefit expense, primarily due to the deferred tax benefit recorded in the year ended December 31, 2017, as a result of tax reform.
Net cash used in investing activities increased by $6.8 billion from the year ended December 31, 2017 to the year ended December 31, 2018, primarily due to (a) increase of $4.8 billion in outflows for originations of loans held for investment; (b) increase of $3.8 billion in outflows for leased vehicles purchases; (c) increase of $1.1 billion cash inflows from proceeds for sales of leased vehicles; and (d) increase of $0.6 billion cash inflows for collections on finance receivables held for investment.
Net cash provided by (used in) financing activities increased by $3.5 billion from the year ended December 31, 2017 to the year ended December 31, 2018, primarily due to higher proceeds from notes payable.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash provided by operating activities decreased from $4.5 billion for the year ended December 31, 2016 to $3.9 billion for the year ended December 31, 2017, primarily due to (a) decrease of $0.4 billion in outflows for originations of assets held for sale; (b) a decrease of $0.8 billion of proceeds from sales of assets held for sale, since there were no sales in the last quarter of 2017; (c) an increase of 0.4 billion in net income for the year 2017; and (d) a decrease of $0.8 billion in deferred tax expense as a result of tax reform.

Net cash used in investing activities decreased by $1.2 billion from the year ended December 31, 2016 to the year ended December 31, 2017, primarily due to decrease of $1.7 billion in outflows for originations of loans held for investment.

Net cash provided by (used in) financing activities decreased by $1.1 billion from the year ended December 31, 2016 to the year ended December 31, 2017, primarily due to lower proceeds from notes payable.

Contingencies and Off-Balance Sheet Arrangements

Lending Arrangements
In April 2013, the Company entered into certain agreements with Bluestem. The terms of the agreements include a commitment by the Company to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem’s option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. The Company is required to make a monthly profit-sharing payment to Bluestem. Although the Company has classified loans originated under this agreement as held for sale, it continues to perform in accordance with the terms and operative provisions of these agreements. The Company expects seasonal origination volumes to remain consistent with historical trends.
Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.
The Company also has agreements with SBNA to service auto and recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract.
Flow Agreements
The Company’s former retail installment contract flow agreements with Bank of America and CBP may require the Company to make servicer performance or loss-sharing payments. These agreements relate to the Company’s Chrysler Capital relationship and are described in Recent Developments and Other Factors Affecting The Company’s Results of Operations.
Credit Enhancement Arrangements
In connection with the sale of retail installment contracts to securitization trusts, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. As of December 31, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales.
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
The following table summarizes the Company’s contractual obligations as of December 31, 2018:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,817	$26,020	$24,675	$32,270	$95,782
Notes payable - revolving facilities	789,085	5,789,129	1,400,000	—	7,978,214
Notes payable - secured structured financings	1,135,311	7,335,443	12,077,823	6,411,044	26,959,621
Contractual interest on debt	1,025,521	1,081,295	236,625	21,124	2,364,565
	$2,962,734	$14,231,887	$13,739,123	$6,464,438	$37,398,182

Risk Management Framework
The Company has established a Board-approved Governance Framework that outlines governance principles organized into the following sections: strategic plan; risk identification and assessment; risk appetite; delegation of authority, decision making and accountability; risk management, risk taking and risk ownership; oversight and controls; monitoring, reporting and escalation; incentive compensation; and shared services. The Company also uses three lines of defense risk governance structure that assigns responsibility for risk management among front-line business personnel, an independent risk management function, and internal audit. The Chief Risk Officer (CRO), who reports to the CEO and to the Risk Committee of the Board and is independent of any business line, is responsible for developing and maintaining a risk framework designed to ensure that risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company. The CRO is also accountable to SHUSA’s Chief Risk Officer.
The Risk Committee is charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company’s risk profile. The Risk Committee meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the Risk Committee are individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing the Company and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance and other general business conditions. A comprehensive risk report is submitted by the CRO to the Risk Committee and to the Board at least quarterly providing management’s view of the Company’s risk position.
In addition to the Board and the Risk Committee, the CEO and CRO delegate risk responsibility to management committees. These committees include the Asset Liability Committee and the Enterprise Risk Management Committee (ERMC). The CRO participates in each of these committees and chairs the ERMC.
Additionally, the Company has established an Enterprise Risk Management (ERM) function and implemented a Board-approved Framework to manage risks across the organization in a comprehensive, consistent and effective fashion, enabling the firm to achieve its strategic priorities, including its business plan, within its expressed risk appetite. Accordingly, ERM oversees implemented the Board-approved Enterprise Risk Appetite Framework through which ERM manages the Company’s Risk Appetite Statement, which details the type of risk and size of risk-taking activities permissible in the course of executing business strategy.
Credit Risk

The risk inherent in the Company’s loan and lease portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide factors such as changes in employment. The Company manages this risk through its underwriting, pricing and credit approval guidelines and servicing policies and practices, as well as geographic and other concentration limits.
The Company’s automated originations process is intended to reflect a disciplined approach to credit risk management. The Company’s robust historical data on both organically originated and acquired loans is used by Company to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary loss forecasting score using information such as FICO®, debt-to-income ratio, loan-to-value ratio, and more than 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The Company continuously maintains and adjusts the pricing in each tier to reflect market and risk trends. In addition to the automated process, the Company maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. The Company generally tightens its underwriting requirements in times of greater economic uncertainty to compete in the market at loss and approval rates acceptable for meeting the Company’s required returns. The Company’s underwriting policy has also been adjusted to meet the requirements of the Company’s contracts such as the Chrysler Agreement. In both cases, the Company has accomplished this by adjusting risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.
The Company monitors early payment defaults and other potential indicators of dealer or customer fraud and uses the monitoring results to identify dealers who will be subject to more extensive requirements when presenting customer applications, as well as dealers with whom the Company will not do business at all.

Market Risk

Interest Rate Risk
The Company measures and monitors interest rate risk on at least a monthly basis. The Company borrows money from a variety of market participants to provide loans and leases to the Company’s customers. The Company’s gross interest rate spread, which is the difference between the income earned through the interest and finance charges on the Company’s finance receivables and lease contracts and the interest paid on the Company’s funding, will be negatively affected if the expense incurred on the Company’s borrowings increases at a faster pace than the income generated by the Company’s assets.
The Company’s interest rate risk policy is designed to measure, monitor, and manage the potential volatility in earnings and capital stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed rate and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of December 31, 2018, the notional value of the Company’s interest rate swap agreements was $6.2 billion. The Company also enters into interest rate cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the applicable cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of December 31, 2018 the notional value of the Company’s interest rate cap agreements was $15.5 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of December 31, 2018, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $20 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of balance sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of December 31, 2018, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $86 million.
Collateral Risk
The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the year ended December 31, 2018 approximately 87% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to meet financial debt obligations as well as finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•	that the Company maintains at least eight external credit providers (as of December 31, 2018, it had twelve);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of December 31, 2018, Santander and affiliates provided 10% of its funding);

•	that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of December 31, 2018, the highest single lender’s commitment was 23% (not including repo));

•
that no more than 35% of the Company’s debt mature in the next six months and no more than 65% of the Company’s debt mature in the next twelve months (as of December 31, 2018, 6% and 37% of the Company’s debt is scheduled to mature in the next six and twelve months, respectively); and

•
that the Company maintains unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company’s expected peak usage over the following twelve months (as of December 31, 2018, the Company had twelve-month rolling unused capacity of $12.2 billion).

The Company’s liquidity risk policy also requires that the Company’s Asset Liability Committee monitor many indicators, both market-wide and company-specific, to determine if action may be necessary to maintain the Company’s liquidity position. The Company’s liquidity management tools include daily, monthly and twelve-month rolling cash requirements forecasts, long term strategic planning forecasts, monthly funding usage and availability reports, daily sources and uses reporting, structural liquidity risk exercises, key risk indicators, early warning indicators, and the establishment of liquidity contingency plans. The Company also performs monthly stress tests in which it forecasts the impact of various negative scenarios (alone and in combination), including reduced credit availability, higher funding costs, lower Advance Rates, lending covenant breaches, lower dealer discount rates, higher credit losses, and the impact of a Santander downgrade.
The Company generally seeks funding from the most efficient and cost effective source of liquidity from ABS markets, third-party facilities, and Santander. Additionally, the Company can reduce originations to significantly lower levels if necessary during times of limited liquidity.
The Company had established a qualified like-kind exchange program to defer tax liability on gains on sale of vehicle assets at lease termination. If the Company does not meet the safe harbor requirements of IRS Revenue Procedure 2003-39, the Company may be subject to large, unexpected tax liabilities, thereby generating immediate liquidity needs. The Company believes that its compliance monitoring policies and procedures are adequate to enable the Company to remain in compliance with the program requirements. The Tax Cuts and Jobs Act permanently eliminated the ability to exchange personal property after January 1, 2018, which resulted in the like-kind exchange program being discontinued in 2018.
Operational Risk
The Company is exposed to operational risk loss arising from failures in the execution of our business activities. These relate to failures arising from inadequate or failed processes, failures in its people or systems, or from external events. The Company’s operational risk management program Third Party Risk Management, Business Continuity Management, Information Risk Management, Information Risk Management, Fraud Risk Management, and Operational Risk Management, with key program elements covering Loss Event, Issue Management, Risk Reporting and Monitoring, and Risk Control Self-Assessment (RCSA).
To mitigate operational risk, the Company maintains an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing compliance monitoring with applicable regulations, internal control documentation and review of processes, and internal audits. The Company also utilizes internal and external legal counsel for expertise when needed. Upon hire and annually, all associates receive comprehensive mandatory regulatory compliance training. In addition, the Board receives annual regulatory and compliance training. The Company uses industry-leading call mining that assist the Company in analyzing potential breaches of regulatory requirements and customer service. The Company’s call mining software analyzes all customer service calls, converting speech to text, and mining for specific words and phrases that may indicate inappropriate comments by a representative. The software also detects escalated voice volume, enabling a supervisor to intervene if necessary. This tool is intended to enable the Company to effectively manage and identify training opportunities for associates, as well as track and resolve customer complaints through a robust quality assurance program.
Model Risk
The Company mitigates model risk through a robust model validation process, which includes committee governance and a series of tests and controls. The Company utilizes SHUSA’s Model Risk Management group for all model validation to verify models are performing as expected and in line with their design objectives and business uses.
Critical Accounting Estimates
Accounting policies are integral to understanding the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. The Company’s significant accounting policies are described in Note 1 - “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices” in the accompanying consolidated financial statements; critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from the Company’s judgments and assumptions, then it may have an adverse impact on the results of operations, financial condition, and cash flows. The Company’s management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed the Company’s disclosure relating to these estimates.
Credit Loss Allowance
The Company maintains a credit loss allowance (the allowance) for the Company’s held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards. For loans not classified as TDRs, the allowance is maintained at a level estimated to be adequate to absorb losses of recorded investment inherent in the portfolio, based upon a holistic assessment including both quantitative and qualitative considerations. For impaired loans, including those classified as TDRs, the allowance is comprised of impairment measured using a discounted cash flow model.
The quantitative framework is supported by credit models that consider several credit quality indicators including, but not limited to, historical loss experience and current portfolio trends. The transition based Markov model provides data on a granular and disaggregated/segment basis as it utilizes the recently observed loan transition rates from various loan statuses to forecast future losses. Transition matrices in the Markov model are categorized based on account characteristics, such as delinquency status, TDR type (deferment, modification, etc.), internal credit risk, origination channel, months on book, thin/thick file and time since TDR event. The credit models utilized differ among the Company’s individually acquired retail installment contracts, personal loans, capital leases and receivables from dealers. The credit models are adjusted by management through qualitative reserves to incorporate information reflective of the current business environment.
Management uses the qualitative framework to exercise judgment about matters that are inherently uncertain and that are not considered by the quantitative framework. These adjustments are documented and reviewed through the Company’s risk management processes. Furthermore, management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.
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
Valuation of Automotive Lease Assets and Residuals
The Company has significant investments in vehicles in the Company’s operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, the Company determines the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model using internally-generated data that is compared against third party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, the Company is exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values, indicates that an impairment may exist. These circumstances could include, for example, shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular vehicle brand or model). Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2018, 2017, or 2016.

The Company’s depreciation methodology for operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) the Company’s remarketing abilities, and (4) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, the Company’s depreciation expense would be negatively impacted.
Provision for Income Taxes
In determining taxable income, the Company must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
The Company’s largest deferred tax liability relates to leased vehicles.  This liability is primarily due to the acceleration of depreciation for tax purposes and the deferral of tax gains through like-kind exchange transactions in prior years. The Tax Cuts and Jobs Act permanently eliminated the ability to exchange personal property after January 1, 2018 which resulted in the like-kind exchange program being discontinued in 2018.
Because the volume of the Company’s loan sales exceeds the “negligible sales” exception under section 475 of the Internal Revenue Code, the Company is classified as a dealer in securities for tax purposes. Accordingly, the Company must report its finance receivables and loans at fair value in the Company’s tax returns. Changes in the fair value of Company’s receivables and loans portfolios have a significant impact on the size of deferred tax assets and liabilities. Estimated fair value is dependent on key assumptions including prepayment rates, expected recovery rates, charge off rates and timing, and discount rates.
In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence including past operating results and the Company’s forecast of future taxable income. In estimating future taxable income, the Company develops assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the Company’s underlying businesses.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on the Company’s deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company’s results of operations, financial condition or cash flows.
In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States (including Puerto Rico). The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes will be due in accordance with the authoritative guidance regarding the accounting for uncertain tax positions. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.
For additional information regarding the Company’s provision for income taxes, refer to Note 10 - “Income Taxes” in the accompanying financial statements.
Fair Value of Financial Instruments
The Company uses fair value measurements to determine fair value adjustments to certain instruments and fair value disclosures. Refer to Note 15 - “Fair Value of Financial Instruments” in the accompanying financial statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 15 - “Fair Value of Financial Instruments” in the accompanying financial statements in order to prioritize the inputs utilized to measure fair value. The Company reviews and modifies, as necessary, the fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels due to changes in inputs to the valuation techniques used to measure fair value.
The Company has numerous internal controls in place to ensure the appropriateness of fair value measurements, including controls over the inputs into and the outputs from the fair value measurements. Certain valuations will also be benchmarked to market indices when appropriate and available.
Considerable judgment is used in forming conclusions from market observable data used to estimate the Company’s Level 2 fair value measurements and in estimating inputs to the Company’s internal valuation models used to estimate Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, recovery rates and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, the Company’s estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.
Recent Accounting Pronouncements
Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 1 - “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices” in the accompanying consolidated financial statements under “Recent Accounting Pronouncements.”
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Consumer USA Holdings Inc. and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the control environment, risk assessment, control activities and monitoring.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 26, 2019

We have served as the Company’s auditor since 2016.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents — $101,334 and $139,295 held at affiliates, respectively	$148,436	$527,805
Finance receivables held for sale, net	1,068,757	2,210,421
Finance receivables held for investment, net	25,117,454	22,394,286
Restricted cash — $341 and $2,529 held at affiliates, respectively	2,102,048	2,553,902
Accrued interest receivable	303,686	340,618
Leased vehicles, net	13,978,855	10,160,327
Furniture and equipment, net of accumulated depreciation of $72,345 and $55,525, respectively	61,280	69,609
Federal, state and other income taxes receivable	97,087	95,060
Related party taxes receivable	734	467
Goodwill	74,056	74,056
Intangible assets, net of amortization of $45,324 and $36,616, respectively	35,195	29,734
Due from affiliates	8,920	33,270
Other assets	963,347	913,244
Total assets	$43,959,855	$39,402,799
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$4,478,214	$4,848,316
Notes payable — secured structured financings	26,901,530	22,557,895
Notes payable — related party	3,503,293	3,754,223
Accrued interest payable	49,370	38,529
Accounts payable and accrued expenses	422,951	429,531
Deferred tax liabilities, net	1,155,883	892,415
Due to affiliates	63,219	82,382
Other liabilities	367,037	333,806
Total liabilities	36,941,497	32,937,097
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
362,028,916 and 360,779,465 shares issued and 352,302,759 and 360,527,463 shares outstanding, respectively	3,523	3,605
Additional paid-in capital	1,515,572	1,681,558
Accumulated other comprehensive income, net	33,515	44,262
Retained earnings	5,465,748	4,736,277
Total stockholders’ equity	7,018,358	6,465,702
Total liabilities and equity	$43,959,855	$39,402,799
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	December 31, 2018	December 31, 2017
Assets
Restricted cash	$1,582,158	$1,995,557
Finance receivables held for sale, net	—	1,106,393
Finance receivables held for investment, net	24,151,971	21,681,882
Leased vehicles, net	13,978,855	10,160,327
Various other assets	685,383	747,101
Total assets	$40,398,367	$35,691,260
Liabilities
Notes payable	$31,949,839	$28,467,942
Various other liabilities	122,010	197,969
Total liabilities	$32,071,849	$28,665,911

Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying consolidated balance sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
Interest on finance receivables and loans	$4,842,564	$4,845,623	$5,026,790
Leased vehicle income	2,257,719	1,788,457	1,487,671
Other finance and interest income	33,235	19,885	15,135
Total finance and other interest income	7,133,518	6,653,965	6,529,596
Interest expense — Including $166,952, $148,345, and $119,277 to affiliates, respectively	1,111,760	947,734	807,484
Leased vehicle expense	1,535,756	1,298,513	995,459
Net finance and other interest income	4,486,002	4,407,718	4,726,653
Provision for credit losses	2,205,585	2,363,811	2,468,200
Net finance and other interest income after provision for credit losses	2,280,417	2,043,907	2,258,453
Profit sharing	33,137	29,568	47,816
Net finance and other interest income after provision for credit losses and profit sharing	2,247,280	2,014,339	2,210,637
Investment gains (losses), net — Including ($20,736), $22,900, and $346 from affiliates, respectively	(401,638)	(366,439)	(444,759)
Servicing fee income — Including $46,832, $24,529, and $16,733 from affiliates, respectively	106,840	118,341	156,134
Fees, commissions, and other — Including $14,213, $900, and $900 from affiliates, respectively	333,458	349,204	382,171
Total other income	38,660	101,106	93,546
Compensation expense	482,800	581,017	498,224
Repossession expense	264,777	275,704	293,355
Other operating costs — Including $12,926, $5,253, and $2,480 to affiliates, respectively	346,095	454,715	351,893
Total operating expenses	1,093,672	1,311,436	1,143,472
Income before income taxes	1,192,268	804,009	1,160,711
Income tax expense (benefit)	276,342	(368,798)	394,245
Net income	$915,926	$1,172,807	$766,466

Net income	$915,926	$1,172,807	$766,466
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $(6,427), $270, and $15,647, respectively	(16,896)	16,003	26,134
Comprehensive income	$899,030	$1,188,810	$792,600
Net income per common share (basic)	$2.55	$3.26	$2.14
Net income per common share (diluted)	$2.54	$3.26	$2.13
Weighted average common shares (basic)	359,861,764	359,613,714	358,280,814
Weighted average common shares (diluted)	360,672,417	360,292,330	359,078,337

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2016	357,946	$3,579	$1,644,151	$2,125	$2,782,694	$4,432,549
Stock issued in connection with employee incentive compensation plans	988	10	5,697	—	—	5,707
Purchase of treasury stock	(26)	—	(350)	—	—	(350)
Stock-based compensation	—	—	9,537	—	—	9,537
Tax sharing with affiliate	—	—	(1,424)	—	—	(1,424)
Net income	—	—	—	—	766,466	766,466
Other comprehensive income (loss), net of taxes	—	—	—	26,134	—	26,134
Balance — December 31, 2016	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
Cumulative-effect adjustment upon adoption of ASU 2016-09	—	—	1,439	—	25,113	26,552
Stock issued in connection with employee incentive compensation plans	1,776	18	9,086	—	—	9,104
Purchase of treasury stock	(157)	(2)	(3,768)	—	—	(3,770)
Stock based compensation expense	—	—	18,494	—	—	18,494
Tax sharing with affiliate	—	—	(1,304)	—	—	(1,304)
Dividends paid ($0.03 per share)	—	—	—	—	(10,803)	(10,803)
Net income	—	—	—	—	1,172,807	1,172,807
Other comprehensive income, net of taxes	—	—	—	16,003	—	16,003
Balance — December 31, 2017	360,527	$3,605	$1,681,558	$44,262	$4,736,277	$6,465,702
Cumulative-effect adjustment upon adoption of ASU 2018-02 (Note 1)	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	1,250	13	5,942	—	—	5,955
Stock repurchase/Treasury stock	(9,474)	(95)	(182,465)	—	—	(182,560)
Stock based compensation expense	—	—	7,656	—	—	7,656
Tax sharing with affiliate	—	—	2,881	—	—	2,881
Dividends paid ($0.50 per share)	—	—	—	—	(180,306)	(180,306)
Net income	—	—	—	—	915,926	915,926
Other comprehensive income (loss), net of taxes	—	—	—	(16,896)	—	(16,896)
Balance — December 31, 2018	352,303	$3,523	$1,515,572	$33,515	$5,465,748	$7,018,358
See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$915,926	$1,172,807	$766,466
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative mark to market	(6,298)	(8,723)	169
Provision for credit losses	2,205,585	2,363,811	2,468,200
Depreciation and amortization	1,668,467	1,403,653	1,094,774
Accretion of discount	(158,477)	(246,038)	(355,961)
Originations and purchases of receivables held for sale	(1,852,628)	(3,624,718)	(4,019,155)
Proceeds from sales of and repayments on receivables originated as held for sale	3,143,462	3,099,258	3,905,622
Change in revolving unsecured consumer loans	(371,716)	(329,167)	(317,506)
Investment losses, net	401,638	366,439	444,759
Stock-based compensation	7,656	18,494	9,537
Deferred tax expense (benefit)	267,486	(360,495)	379,753
Changes in assets and liabilities:
Accrued interest receivable	23,053	9,947	5,358
Accounts receivable	10,094	82,578	5,315
Federal income tax and other taxes	(3,153)	(7,262)	175,075
Other assets	(44,842)	(88,537)	(55,765)
Accrued interest payable	9,927	2,767	9,559
Other liabilities	27,515	50,700	(58,944)
Due to/from affiliates	1,174	35,832	15,861
Net cash provided by operating activities	6,244,869	3,941,346	4,473,117
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(15,425,389)	(10,659,617)	(12,333,767)
Purchases of portfolios of finance receivables held for investment	(282,305)	(292,891)	(568,009)
Collections on finance receivables held for investment	10,683,915	10,113,377	10,295,849
Proceeds from sale of loans originated as held for investment	—	135,577	823,877
Leased vehicles purchased	(9,819,357)	(6,007,775)	(5,596,639)
Manufacturer incentives received	1,111,421	888,532	1,210,779
Proceeds from sale of leased vehicles	3,327,649	2,274,238	1,548,186
Change in revolving personal loans	14,590	(18,761)	(93,194)
Purchases of furniture and equipment	(10,394)	(16,556)	(23,290)
Proceeds from sales of furniture and equipment	86	722	1,844
Other investing activities	(16,004)	(7,179)	(8,017)
Net cash used in investing activities	(10,415,788)	(3,590,333)	(4,742,381)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	18,398,574	14,625,565	13,756,342
Payments on notes payable related to secured structured financings	(14,086,200)	(13,700,149)	(12,941,849)
Proceeds from unsecured notes payable	500,000	7,065,000	4,491,153
Payments on unsecured notes payable	—	(4,885,577)	(4,076,571)
Proceeds from notes payable	26,639,556	19,678,467	25,256,469
Payments on notes payable	(27,759,657)	(22,974,392)	(25,562,149)
Proceeds from stock option exercises, gross	10,289	15,104	8,126
Shares repurchased	(182,560)	—	—
Dividends paid	(180,306)	(10,803)	—
Net cash provided by (used in) financing activities	3,339,696	(186,785)	931,521
Net increase (decrease) in cash and cash equivalents and restricted cash	(831,223)	164,228	662,257
Cash and cash equivalents and restricted cash — Beginning of year	3,081,707	2,917,479	2,255,222
Cash and cash equivalents and restricted cash — End of year	$2,250,484	$3,081,707	$2,917,479
Supplemental cash flow information:
Cash and cash equivalents	148,436	527,805	160,180
Restricted cash	2,102,048	2,553,902	2,757,299
Total cash and cash equivalents and restricted cash	$2,250,484	$3,081,707	$2,917,479
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

Since May 2013, under the Chrysler Agreement with FCA, the Company has been FCA’s preferred provider for consumer loans and leases and Dealer Loans. Under the Chrysler Agreement, the Company offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as Dealer Loans for inventory, construction, real estate, working capital and revolving lines of credit. Retail installment contracts and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new retail installment contracts and vehicle leases entered into with FCA customers as well as Dealer Loans.

In June 2018, the Company announced that it was in exploratory discussions with FCA regarding the future of FCA’s
U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated
that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. The likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined. In July 2018, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party in accordance with Section 14.02 of the MPLFA until December 31, 2018.
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
As of December 31, 2018, the Company was owned approximately 69.7% by Santander Holdings USA, Inc. (SHUSA), a subsidiary of Banco Santander, S.A. (Santander) and approximately 30.3% by other shareholders.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered variable interest entities (VIEs). The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities, as of the date of the financial statements, and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of credit loss allowance, discount accretion, fair value, impairment, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.
Corrections to Previously Reported Amounts
In connection with preparing its financial statements for the quarter ended September 30, 2018, the Company identified and corrected two immaterial errors. To correct the errors, the Company has prepared its consolidated financial statement as of and for the period ended December 31, 2018 on a corrected basis and revised its comparative consolidated financial statements included within. The matters giving rise to the corrections are summarized below:

•
For core retail auto loans originated after January 1, 2017, as previously disclosed, the Company had determined past due status using a 90% required minimum payment threshold, while continuing to use a 50% threshold to report past due status on core retail auto loans originated prior to that date. The Company treated the change as a change in estimate. In Q3 2018, the Company determined that a borrower’s payment of 50% of the contractual amount was not sufficient to qualify as substantially all of the contractual payments due, and historically a 90% required minimum payment threshold should be used for all loans and our prior reporting was in error. Therefore, the consolidated financial statements and related delinquency disclosures have been corrected to be on that basis.

•
On January 1, 2017, as previously disclosed, the Company prospectively began classifying as non-accrual loans (1) any loans designated as TDRs and more than 60 days past due at the time of TDR and (2) any loans less than 60 days past due at the time of TDR that had a third instance of deferral. These TDR loans were also placed on a cost recovery basis from that time forward and not returned to accrual status until there was sustained evidence of collectability. The Company treated the change as a change in estimate. In Q3 2018, the Company determined the changes in both nonaccrual designation and cost recovery basis were in error and, in turn, has corrected the error by reverting to its accounting policy at December 31, 2016 whereby loans are placed on non-accrual when they are more than 60 days past due, and reversing the impacts of the change going back to January 1, 2017.

The following tables summarize the impacts of the corrections on the Company’s Consolidated Balance Sheet:

	December 31, 2017
	Reported	Corrections	Revised
Assets
Finance receivable held for investment, net	22,427,769	(33,483)	22,394,286
Accrued interest receivable	326,640	13,978	340,618
Total assets	39,422,304	(19,505)	39,402,799
Liabilities and Equity
Liabilities:
Deferred tax liabilities, net	897,121	(4,706)	892,415
Total liabilities	32,941,803	(4,706)	32,937,097
Total stockholders’ equity	6,480,501	(14,799)	6,465,702
Total liabilities and equity	39,422,304	(19,505)	39,402,799

The following tables summarize the impacts of the corrections on the Consolidated Statements of Income and Comprehensive Income:

	December 31, 2017
	Reported	Corrections	Revised
Interest on finance receivable and loans	4,755,678	89,945	4,845,623
Provision for credit losses	2,254,361	109,450	2,363,811
Income (loss) before income taxes	823,514	(19,505)	804,009
Income tax expense	(364,092)	(4,706)	(368,798)
Net income (loss)	1,187,606	(14,799)	1,172,807

Net income (loss) per common share (basic)	$3.30	$(0.04)	$3.26
Net income (loss) per common share (diluted)	$3.30	$(0.04)	$3.26

The following tables summarize the impacts of the corrections on the Consolidated Statement of Cash Flows:

	December 31, 2017
	Reported (a)	Corrections	Revised
Net cash provided by operating activities	3,865,378	75,968	3,941,346
Net cash used in investing activities	(3,514,365)	(75,968)	(3,590,333)
(a) Adjusted for ASU 2016-18 Statement of Cash Flows (Topic 230) for period ended December 31, 2017
In addition to the revision of the Company’s consolidated financial statements, information within the footnotes to the consolidated statements has been revised to reflect the correction of the errors discussed above. The following table summarizes the impacts of the corrections of those items, including table disclosures in Note 4 Credit Loss Allowance and Credit Quality:

	December 31, 2017
	Reported	Corrections	Revised
TDR - Unpaid principal balance	$6,261,894	$52,141	$6,314,035
TDR - Impairment	1,731,320	72,812	1,804,132
TDR allowance ratio	27.6%	1.0%	28.6%

Nonaccrual loans TDRs	1,390,373	(583,435)	806,938

Delinquencies for our retail installment contracts held for investment:
Principal, 30-59 days past due	2,827,678	130,517	2,958,195
Delinquent principal over 59 days	1,544,583	101,206	1,645,789
Total delinquent principal	4,372,261	231,723	4,603,984
Business Segment Information
The Company has one reportable segment: Consumer Finance, which includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to marine and recreational vehicles. It also includes the Company’s personal loan and point-of-sale financing operations.
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
Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. For loans on nonaccrual status, interest income is recognized on a cash basis and the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due.

The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time. The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. Payments generally are applied to interest first, then principal, then fees, regardless of a contract’s accrual status.
The amortization of discounts, subvention payments from manufacturers, and other origination costs on retail installment contracts held for investment acquired individually, or through a direct lending program, are recognized as adjustments to the yield of the related contract using the effective interest method. The Company estimates future principal prepayments specific to pools of homogenous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.7% to 10.8% as December 31, 2018, and 6.1% to 10.4% as of December 31, 2017.
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

Receivable portfolios purchased from other lenders are considered non-credit impaired loans if they either do not have evidence of credit quality deterioration or it was not probable that the Company would not collect all contractually required payments, which will be evaluated using a number of factors including the loan’s delinquency status, borrower’s credit status, and roll rates. Accordingly, these loans will be accounted for in accordance with ASC 310 - 20. Under ASC 310-20, the difference between the loan’s principal balance, at the time of purchase, and the fair value is recognized as an adjustment of yield over the life of the loan. All other policies related to interest income, calculation of allowance for loan losses, and recognizing TDRs would be similar to retail installment contracts acquired individually and are originated by the Company.
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
Provision for Credit Losses
Provisions for credit losses are charged to operations in amounts sufficient to support the credit loss allowance in accordance with the Company’s estimate. The Company estimates an allowance on individually acquired retail installment contracts and personal loans held for investment not classified as TDRs at a level considered adequate to cover expected net credit losses inherent in the recorded investment of that portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses. For loans classified as TDRs, impairment is generally measured based on the present value of expected future cash flows discounted at the original effective interest rate. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. Provisions for credit losses are also charged to operations for impairment on TDRs.
Retail installment contracts acquired individually are charged off against the allowance in the month in which the account becomes greater than 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A net charge-off represents the difference between the estimated sales proceeds and the Company’s recorded investment in the related contract. Costs to sell the vehicle are presented in repossession expense. Accounts in repossession that have been charged off and are pending liquidation are removed from retail installment contracts and the related repossessed automobiles are included in other assets in the Company’s consolidated balance sheets.
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
Troubled Debt Restructurings
A modification of finance receivable terms is considered a troubled debt restructuring (TDR) if the Company grants a concession it would not otherwise have considered to a borrower for economic or legal reasons related to the debtor’s financial difficulties. The Company considers TDRs to include all individually acquired retail installment contracts or personal revolving loans that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio, operating and capital leases, and loans held for sale are excluded from the scope of the applicable guidance, and none of the Company’s personal term loans or Dealer Loans have been modified or deferred.

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
The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values, indicates that an impairment may exist. These circumstances could include, for example, shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular vehicle brand or model). Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2018, 2017, or 2016.
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
The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the special purpose entities (SPEs) and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.
The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. For all VIEs in which the Company is involved, the Company assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company have both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant, the Company would conclude that it is the primary beneficiary of the VIE, and accordingly, these Trusts are consolidated within the consolidated financial statements, and the associated retail installment contracts, borrowings under credit facilities and securitization notes payable remain on the consolidated balance sheets.
In situations where the Company is not deemed to be the primary beneficiary of the VIE, the Company does not consolidate the VIE and only recognizes its interests in the VIE. These securitizations involving Trusts are treated as sales of the associated retail installment contracts.
While these Trusts are included in the consolidated financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to the Company’s creditors or other subsidiaries.
The Company also sells retail installment contracts and leases to VIEs or directly to third parties, which the Company may determine meet sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of these transactions, the Company either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company’s limited further involvement with the financial assets. The transferred financial assets are removed from the Company’s consolidated balance sheets at the time the sale is completed. The Company generally remains the servicer of the financial assets and receives servicing fees. The Company also recognizes a gain or loss for the difference between the fair value, as measured based on sales proceeds plus (or minus) the value of any servicing asset (or liability) retained and carrying value of the assets sold.
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
The Company has several limited guarantees with Santander that provide explicit performance guarantees on certain servicer obligations related to the Company’s warehouse facilities. As a result of those guarantees, the Company was permitted to commingle funds received on contracts that have been included in certain warehouse facilities, and retain and remit cash to the respective collection accounts once a month prior to the distribution dates.
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
Furniture and Equipment
Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization on furniture and equipment for the years ended December 31, 2018, 2017, and 2016 totaled $18,785, $17,682, and $16,357, respectively. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to operations as incurred.
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
The Company uses the hypothetical derivative method to assess hedge effectiveness of cash flow hedges on a prospective and retrospective basis. At December 31, 2018, all of the Company’s interest rate swap agreements designated as cash flow hedges are deemed to be effective hedges for accounting purposes.
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
Interest Rate Cap Agreements — The Company purchases interest rate cap agreements to limit floating rate exposures on securities issued in credit facilities. As part of the interest rate risk management strategy, and when economically feasible, the Company may simultaneously sell a corresponding written option to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. Because these instruments entered into directly by the Company or through SPEs are not designated for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the SPEs and written option sold by the Company are recorded in interest expenses on the consolidated statements of income and comprehensive income.
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
Recently Adopted Accounting Standards

Since January 1, 2018, the Company adopted the following Financial Accounting Standards Board (FASB) Accounting Standards Updates (ASUs):

•
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as amended. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It includes a five-step process to assist an entity in achieving the main principles of revenue recognition under ASC 606. Because the ASU does not apply to revenue associated with leases and financial instruments (including loans, securities, and derivatives), it did not have a material impact on the elements of the Company’s Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and investment gains and losses). All other revenue streams in the scope of the new standard were not material. The Company adopted this standard as of January 1, 2018 using a modified retrospective approach. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

•
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. The Company adopted this standard as of January 1, 2018 using retrospective approach. The impact of this adoption was disclosure only for periods presented on the Company’s Statements of Cash Flows.

•
ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The ASU amends the hedge accounting model to enable entities to more accurately reflect their risk management activities in the financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line in which the earnings effect of the hedged item is reported. The Company elected to early adopt this standard as of January 1, 2018 using modified retrospective approach. The adoption of this standard did not require any adjustments to the opening balance of retained earnings for cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness.

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

The adoption of the following ASUs did not have material impact on the Company’s financial position, results of operations or cash flows.

•	ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended.

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

•	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

•
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.

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
Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The primary effect of the ASU is to replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The ASU is effective on January 1, 2019, with early adoption permitted. We adopted the standard as of January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carryforward the historical lease classification. The adoption of the standard resulted in recognition of additional assets and liabilities of approximately $90 million for our operating leases where the Company is the lessee (primarily our facilities leases), as of January 1, 2019. Additionally, the Company will no longer capitalize certain initial direct costs in connection with lease originations where it is the lessor. We do not believe the standard will materially affect our consolidated statement of income and comprehensive income or consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to establish credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating the Company’s credit losses, given the change to estimated losses for the estimated life of the financial asset, and will likely result in material changes to the Company’s credit and capital reserves.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the OIS rate based on SOFR as an eligible benchmark interest rate for purposes of applying hedge accounting under Topic 815. Since we early adopted ASU 2017-12, this update will be effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

In addition to those described in detail above, the Company is also in the process of evaluating the following ASUs and does not expect them to have a material impact on the Company’s business, financial position, results of operations or disclosures:

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

•	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•	ASU 2018-09, Codification Improvements

•	ASU 2018-17, Consolidation (Topic 810):Targeted Improvements to Related Party Guidance for Variable Interest Entities

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Retail installment contracts acquired individually (a) (b)	$25,065,511	$22,329,026
Purchased receivables	19,235	27,839
Receivables from dealers	14,557	15,623
Personal loans	2,014	4,459
Capital lease receivables (Note 3)	16,137	17,339
Finance receivables held for investment, net	$25,117,454	$22,394,286
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As of December 31, 2018 and December 31, 2017, $13,509 and $22,124 of loans were recorded at fair value (Note 15).
(b) During the twelve months ended December 31, 2018, the Company purchased finance receivables from a third party lender for $67,249. The unpaid principal balance of these loans as of the acquisition date was $74,086. The Company determined that the acquired loans were non-credit impaired loans because they either did not have evidence of credit quality deterioration or it was not probable that the Company would not collect all contractually required payments, which was evaluated using a number of factors including the loan’s delinquency status, borrower’s credit status, and roll rates. Accordingly, these loans are accounted for in accordance with ASC 310 - 20. Under ASC 310-20, the difference between the loan's principal balance, at the time of purchase, and the fair value is recognized as an adjustment of yield over the life of the loan. All other policies related to interest income, calculation of allowance for loan losses, and recognizing TDRs would be similar to retail installment contracts acquired individually and are originated by the Company.

The Company’s held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at December 31, 2018 and 2017:

	December 31, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non- TDR	TDR
Unpaid principal balance	$23,054,157	$5,378,603	$14,710	$2,637
Credit loss allowance - specific	—	(1,416,743)	—	—
Credit loss allowance - collective	(1,819,360)	—	(153)	(761)
Discount	(172,659)	(40,333)	—	—
Capitalized origination costs and fees	77,398	4,448	—	138
Net carrying balance	$21,139,536	$3,925,975	$14,557	$2,014

	December 31, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans (a)
	Non-TDR	TDR
Unpaid principal balance	$19,679,082	$6,314,035	$15,787	$6,887
Credit loss allowance - specific	—	(1,804,132)	—	—
Credit loss allowance - collective	(1,540,315)	—	(164)	(2,565)
Discount	(309,191)	(74,832)	—	(1)
Capitalized origination costs and fees	58,638	5,741	—	138
Net carrying balance	$17,888,214	$4,440,812	$15,623	$4,459

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 6). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $537,922 and $641,158 of the unpaid principal balance represented fleet contracts with commercial borrowers as of December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018 and 2017, the Company originated $7,927,597 and $6,713,239, respectively, in Chrysler Capital loans which represented 46% and 47%, respectively, of the total retail installment contract originations (unpaid principal balance). As of December 31, 2018 and 2017, the Company’s carrying value of auto retail installment contract portfolio consisted of $8,977,284 and $8,249,803, respectively, of Chrysler Capital loans which represents 36% and 37%, respectively, of the Company’s carrying value of auto retail installment contract portfolio.
As of December 31, 2018, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (11%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total.
Purchased receivables - Credit impaired

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Outstanding balance	$30,631	$43,474
Outstanding recorded investment, net of impairment	19,390	28,069
During the year ended December 31, 2017, the Company sold receivables previously acquired with deteriorated credit quality to SBNA (Note 12). Carrying value of the receivables at the date of sale was $99,301. No such sales occurred during the year ended December 31, 2018.

Changes in accretable yield on the Company’s purchased receivables portfolios-credit impaired for the periods indicated is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Balance — beginning of year	$19,464	$107,041	$178,582
Accretion of accretable yield	(8,569)	(30,129)	(69,701)
Disposals/transfers	—	(62,183)	—
Reclassifications from (to) nonaccretable difference (a)	7,250	4,735	(1,840)
Balance — end of year	$18,145	$19,464	$107,041
(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
During the years ended December 31, 2018, 2017, and 2016, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the years ended December 31, 2018, 2017, and 2016, the Company recognized certain retail installment with an unpaid principal balance of $213,973 and $290,613, and $466,050, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 7). Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 15).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of December 31, 2018, borrowers on these dealer receivables are located in Virginia (64%), New York (27%) and Missouri (9%).

Held For Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Retail installment contracts acquired individually	$—	$1,148,332
Personal loans	1,068,757	1,062,089
Total assets held for sale	$1,068,757	$2,210,421
Sales of retail installment contracts acquired individually and proceeds from sales of charged-off assets for the years ended December 31, 2018, 2017, and 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Sale of retail installment contracts to third parties	$—	$260,568	$3,694,019
Sale of retail installment contracts to affiliates	2,905,922	2,583,341	—
Proceeds from sales of charged-off assets	55,902	93,619	64,847
3.    Leases

The Company originates operating and capital leases, which are separately accounted for and recorded on the Company’s consolidated balance sheets. Operating leases are reported as leased vehicles, net, while capital leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Leased vehicles	$18,737,338	$14,285,769
Less: accumulated depreciation	(3,518,025)	(3,110,167)
Depreciated net capitalized cost	15,219,313	11,175,602
Manufacturer subvention payments, net of accretion	(1,307,424)	(1,042,477)
Origination fees and other costs	66,966	27,202
Net book value	$13,978,855	$10,160,327

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2018:

2019	$2,298,849
2020	1,639,351
2021	588,327
2022	26,824
Thereafter	—
Total	$4,553,351
Capital Leases
Certain leases originated by the Company are accounted for as capital leases, as the contractual residual values are nominal amounts. Capital lease receivables, net consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Gross investment in capital leases	$23,809	$27,234
Origination fees and other	152	124
Less unearned income	(4,465)	(4,377)
Net investment in capital leases before allowance	19,496	22,981
Less: allowance for lease losses	(3,359)	(5,642)
Net investment in capital leases	$16,137	$17,339

The following summarizes the future minimum lease payments due to the Company as lessor under capital leases as of December 31, 2018:

2019	$7,296
2020	6,288
2021	5,057
2022	3,611
Thereafter	1,557
Total	$23,809
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings, and individually evaluates loans for specific impairment as necessary. As of December 31, 2018 and 2017, the credit loss allowance for receivables from dealers is comprised entirely of general allowances as none of these receivables have been determined to be individually impaired.

The activity in the credit loss allowance for individually acquired loans for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Balance — beginning of year	$1,540,315	$1,804,132	$164	$2,565
Provision for credit losses	1,433,977	772,448	(11)	(188)
Charge-offs (a)	(2,850,361)	(2,029,325)	—	(2,546)
Recoveries	1,695,429	869,488	—	930
Balance — end of year	$1,819,360	$1,416,743	$153	$761

	Year Ended December 31, 2017
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Balance — beginning of year	$1,799,760	$1,611,295	$724	$—
Provision for credit losses	877,771	1,475,861	(560)	10,691
Charge-offs (a)	(2,758,023)	(2,064,331)	—	(8,945)
Recoveries	1,620,807	781,307	—	819
Balance — end of year	$1,540,315	$1,804,132	$164	$2,565
(a) For the years ended December 31, 2018 and 2017, charge-offs for retail installment contracts acquired individually includes approximately $18 million and $75 million, respectively, for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans. No such charge-offs were recorded for the year ended December 31, 2016.

	Year Ended December 31, 2016
	Retail Installment Contracts Acquired Individually		Receivables from Dealers
	Non-TDR	TDR
Balance — beginning of year	$1,834,391	$1,363,023	$916
Provision for credit losses	1,300,921	1,170,569	201
Charge-offs	(3,109,895)	(1,613,754)	(393)
Recoveries	1,774,343	691,457	—
Balance — end of year	$1,799,760	$1,611,295	$724
The Company estimates lease losses on the capital lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for capital leases for the years ended December 31, 2018, 2017, and 2016 was as follows:

	For the Year Ended December 31,
	2018	2017	2016
Balance — beginning of year	$5,642	$9,988	$19,878
Provision for credit losses	(641)	48	(506)
Charge-offs	(6,545)	(11,069)	(33,476)
Recoveries	4,903	6,675	24,092
Balance — end of year	$3,359	$5,642	$9,988
There was no impairment activity noted for purchased receivable portfolio for the years ended December 31, 2018, 2017 and 2016.

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
The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $129,227 and $130,034 as of December 31, 2018 and 2017, respectively.
A summary of delinquencies as of December 31, 2018 and 2017 is as follows:

	December 31, 2018
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$3,118,869	$2,926	$3,121,795
Delinquent principal over 59 days (a)	1,712,243	1,532	1,713,775
Total delinquent principal	$4,831,112	$4,458	$4,835,570

	December 31, 2017
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,953,203	$4,992	$2,958,195
Delinquent principal over 59 days (a)	1,642,934	2,855	1,645,789
Total delinquent principal	$4,596,137	$7,847	$4,603,984
(a) Interest is accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.
Within the total delinquent principal above, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$834,921	2.9%	$691,256	2.7%
TDR	733,218	2.6%	806,938	3.1%
Total nonaccrual principal	$1,568,139	5.5%	$1,498,194	5.8%

(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.

The balances in the above tables reflect total unpaid principal balance rather than recorded investment before allowance.

As of December 31, 2018 and 2017, there were no receivables from dealers that were 30 days or more delinquent. As of December 31, 2018 and 2017, there were zero and $1,701, respectively, of retail installment contracts held for sale that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution - A summary of the credit risk profile of the Company’s consumer loans by FICO® distribution, determined at origination, as of December 31, 2018 and 2017 was as follows:

FICO® Band	December 31, 2018 (b)	December 31, 2017 (b)
Commercial (a)	1.9%	2.5%
No-FICOs	11.0%	11.2%
<540	19.8%	21.9%
540-599	32.9%	32.0%
600-639	18.2%	17.3%
>640	16.2%	15.1%

(a)	No FICO score is obtained on loans to commercial borrowers.

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
Commercial loan credit quality indicators for receivables from dealers held for investment as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Pass	$14,710	$14,130
Special Mention	—	1,657
Substandard	—	—
Doubtful	—	—
Loss	—	—
Total (Unpaid principal balance)	$14,710	$15,787
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio-credit impaired, operating and capital leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of

December 31, 2018 and 2017 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of December 31, 2018 and 2017, there were no receivables from dealers classified as a TDR.
For loans not classified as TDRs, the Company generally estimates an appropriate allowance for credit losses based on delinquency status, the Company’s historical loss experience, estimated values of underlying collateral, and various economic factors. Once a loan has been classified as a TDR, it is generally assessed for impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate considering all available evidence. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell.
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. For loans on nonaccrual status, interest income is recognized on a cash basis, and the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due.
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
The table below presents the Company’s loans modified in TDRs as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	Retail Installment Contracts
Outstanding recorded investment (a)	$5,365,477	$6,328,159
Impairment	(1,416,743)	(1,804,132)
Outstanding recorded investment, net of impairment	$3,948,734	$4,524,027
(a) As of December 31, 2018, the outstanding recorded investment excludes $90.1 million of collateral-dependent bankruptcy TDRs that has been written down by $36.4 million to fair value less cost to sell. As of December 31, 2017, the outstanding recorded investment excludes $64.7 million of collateral-dependent bankruptcy TDRs that have been written down by $29.2 million to fair value less cost to sell.
A summary of the Company’s delinquent TDRs at December 31, 2018 and 2017, is as follows:

	December 31, 2018	December 31, 2017
	Retail Installment Contracts (a)
Principal, 30-59 days past due	$1,265,946	$1,422,101
Delinquent principal over 59 days	810,589	893,708
Total delinquent TDR principal	$2,076,535	$2,315,809
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.
Average recorded investment and income recognized on TDR loans are as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	Retail Installment Contracts	Retail Installment Contracts	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$5,970,789	$6,069,442	$5,079,782
Interest income recognized	1,035,783	1,037,159	802,048

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	Retail Installment Contracts	Retail Installment Contracts	Retail Installment Contracts
Outstanding recorded investment before TDR	$2,226,775	$3,547,456	$3,394,308
Outstanding recorded investment after TDR	$2,236,262	$3,541,968	$3,419,990
Number of contracts (not in thousands)	132,633	204,775	191,385
A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted for the years ended December 31, 2018, 2017, and 2016 are summarized in the following table:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	Retail Installment Contracts	Retail Installment Contracts	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$682,348	$820,765	$788,933
Number of contracts (not in thousands)	40,149	46,600	44,972
(a) For TDR modifications and TDR modifications that subsequently default, while the allowance methodology remains unchanged, transition rates of the TDR loans are adjusted to reflect the respective risks.

5.	Goodwill and Intangibles

The Company has identified one operating segment which is also the reporting unit, Consumer Finance. Management tests goodwill for impairment annually and in interim, if an event or circumstance occurs that would “more likely than not” reduce the fair value of the reporting unit to an amount below its carrying value. The Company determines if impairment exists by estimating the fair value of the Consumer Finance reporting unit using the market capitalization method at the measurement date and comparing it to the carrying value. If the fair value is greater than the carrying value, then no goodwill impairment has occurred. The Company completed its test of goodwill for impairment as of October 1, 2018 and concluded that goodwill was not impaired. The carrying amount of goodwill for the years ended December 31, 2018, 2017, and 2016, was unchanged at $74,056. For each of the years ended December 31, 2018, 2017, and 2016, goodwill amortization of $5,463, was deductible for tax purposes.

The components of intangible assets at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(12,400)	$—
Software and technology	3 years	47,772	(27,277)	20,495
Trademarks	3 - 15 years	20,347	(5,647)	14,700
Total		$80,519	$(45,324)	$35,195

	December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(11,883)	$517
Software and technology	3 years	33,603	(20,286)	13,317
Trademarks	3 - 15 years	20,347	(4,447)	15,900
Total		$66,350	$(36,616)	$29,734
The Company recognized impairment on intangible assets of zero during the years ended December 31, 2018, 2017, and 2016. Amortization expense on the assets was $9,122, $9,240, and $8,411 for the years ended December 31, 2018, 2017, and 2016, respectively. Estimated future amortization expense is as follows:

2019	$10,380
2020	7,922
2021	5,817
2022	1,200
2023 and thereafter	9,876
Total	$35,195
The weighted average remaining useful life for the Company’s amortizing intangible assets was 6.6 years, 8.1 years, and 8.5 years at December 31, 2018, 2017, and 2016, respectively.

6.	Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of December 31, 2018 and 2017:

	December 31, 2018
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2019	$53,584	$500,000	8.34%	$78,790	$—
Warehouse line	Various (a)	314,845	1,250,000	4.83%	458,390	—
Warehouse line (b)	August 2020	2,154,243	4,400,000	3.79%	2,859,113	4,831
Warehouse line	October 2020	242,377	2,050,000	5.94%	345,599	120
Repurchase facility (c)	April 2019	167,118	167,118	3.84%	235,540	—
Repurchase facility (c)	March 2019	131,827	131,827	3.54%	166,308	—
Warehouse line	November 2020	1,000,000	1,000,000	3.32%	1,430,524	6
Warehouse line	November 2020	317,020	500,000	3.53%	359,214	525
Warehouse line	October 2019	97,200	350,000	4.35%	108,418	328
Total facilities with third parties		4,478,214	10,348,945		6,041,896	5,810
Lines of credit with Santander and related subsidiaries:
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	March 2019	300,000	300,000	4.09%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note (d)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.38%	—	—
Line of credit	July 2021	—	500,000	4.34%	—	—
Line of credit	March 2019	—	3,000,000	4.97%	—	—
Total facilities with Santander and related subsidiaries		3,500,000	7,000,000		—	—
Total revolving credit facilities		$7,978,214	$17,348,945		$6,041,896	$5,810

(a)	One-half of the outstanding balance of this facility matures in March 2019 and the remaining balance matures in March 2020.

(b)	This line is held exclusively for financing of Chrysler Capital leases.

(c)
The repurchase facilities are collateralized by securitization notes payable retained by the Company. As the borrower, we are exposed to liquidity risk due to changes in the market value of the retained securities pledged. In some instances, we place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements.

(d)
In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This was later terminated and the fair value hedge adjustment as of December 31, 2018 and December 31, 2017 was $3.2 million and $4.2 million, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

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
Lines of credit with Santander and related subsidiaries:
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
SHUSA provides the Company with $3,500,000 of committed revolving credit that can be drawn on an unsecured basis.
Promissory Notes
SHUSA provides the Company with $3,500,000 of unsecured promissory notes.

Secured Structured Financings

The following table presents information regarding secured structured financings as of December 31, 2018 and 2017:

	December 31, 2018
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2014 Securitization	January 2022 - April 2022	$246,989	$2,291,020	1.16%-1.27%	$334,888	$65,028
2015 Securitization	April 2021 - January 2023	1,651,411	9,054,732	1.33%-2.29%	1,979,942	288,654
2016 Securitization	April 2022- March 2024	2,233,720	7,462,790	1.63%-2.8%	2,876,141	285,300
2017 Securitization	July 2022 - September 2024	4,385,029	9,296,570	1.35%-2.52%	6,090,150	352,833
2018 Securitization	May 2022 - April 2026	10,708,030	13,275,840	2.41%-3.53%	13,631,783	549,899
Public securitizations (a)		19,225,179	41,380,952		24,912,904	1,541,714
2013 Private issuance	November 2020 - September 2024	1,507,241	2,044,054	1.28%-1.38%	2,896,344	3,021
2015 Private issuance	June 2019-September 2021	1,043,723	1,811,312	0.88%-2.8%	350,212	2,215
2016 Private issuance	August 2020 - Sept 2024	454,280	2,550,000	1.93%-2.86%	901,641	1,661
2017 Private issuance	April 2021 - Sept 2021	689,152	1,600,000	1.85%-2.44%	1,037,263	5,716
2018 Private issuance	June 2022-April 2024	3,981,955	3,300,002	2.42%-3.17%	5,197,806	22,588
Privately issued amortizing notes (c)		7,676,351	11,305,368		10,383,266	35,201
Total secured structured financings		$26,901,530	$52,686,320		$35,296,170	$1,576,915
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company’s collateral overages of other issuances.
(c)All privately issued amortizing notes issued in 2014 were paid in full.
(d)Excludes securitizations which no longer has outstanding debt and excludes any incremental borrowings.

	December 31, 2017
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2013 Securitizations	January 2019 - March 2021	418,806	4,239,700	0.89% - 1.59%	544,948	125,696
2014 Securitizations	February 2020 - April 2022	1,150,422	6,391,020	1.16% - 1.72%	1,362,814	210,937
2015 Securitizations	September 2019 - January 2023	2,484,051	9,171,332	1.33% - 2.29%	3,465,671	366,062
2016 Securitizations	April 2022 - March 2024	3,596,822	7,462,790	1.63% - 2.80%	4,798,807	344,899
2017 Securitizations	April 2023 - September 2024	7,343,157	9,535,800	2.01% - 2.52%	9,701,381	422,865
Public securitizations		14,993,258	36,800,642		19,873,621	1,470,459
2011 Private issuance	September 2028	281,946	1,700,000	1.46%	398,051	20,356
2013 Private issuances	August 2021 - September 2024	2,292,279	2,044,054	1.28% - 1.38%	3,719,148	155,066
2014 Private issuances	March 2018 - November 2021	117,730	1,538,087	1.05% - 1.40%	231,997	9,552
2015 Private issuances	November 2018 - September 2021	2,009,627	2,305,062	0.88% - 4.09%	988,247	55,451
2016 Private issuances	May 2020 - September 2024	1,489,464	3,050,000	1.55% - 2.86%	2,147,988	89,460
2017 Private issuances	April 2021 - September 2021	1,373,591	1,641,079	1.85% - 2.27%	1,747,227	47,415
Privately issued amortizing notes		7,564,637	12,278,282		9,232,658	377,300
Total secured structured financings		$22,557,895	$49,078,924		$29,106,279	$1,847,759

Notes Payable — Secured Structured Financings
The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying retail installment contracts, which back the notes. The final contractual maturity and weighted average interest rate (net of interest income earned on retained bonds) by year on these notes at December 31, 2018, were as follows:

2019, 2.52%	$1,135,311
2020, 2.63%	1,406,303
2021, 2.96%	5,929,140
2022, 3.32%	7,403,396
2023, 3.61%	4,674,427
Thereafter, 3.48%	6,411,044
$26,959,621
Less: unamortized costs	(58,091)
Notes payable - secured structured financings	$26,901,530

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issues amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of December 31, 2018 and 2017, the Company had private issuances of notes backed by vehicle leases totaling $7,847,071 and $3,710,377, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using a method that approximates the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $38,063, $34,510, and $27,111 for the years ended December 31, 2018, 2017, and 2016, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on acquired notes payable is also included in interest expense using a method that approximates the effective interest method over the estimated remaining life of the acquired notes. Total interest expense on secured structured financings for the years ended December 31, 2018, 2017, and 2016 was $735,342, $554,663, and $420,153, respectively.

7.    Variable Interest Entities
The Company transfers retail installment contracts and vehicle leases into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP and the Company may or may not consolidate these VIEs on the consolidated balance sheet.
The collateral, borrowings under credit facilities and securitization notes payable of the Company’s consolidated VIEs remain on the consolidated balance sheets. The Company recognizes finance charges, fee income, and provision for credit losses on the retail installment contracts, and leased vehicles and interest expense on the debt. Revolving credit facilities generally also utilize entities that are considered VIEs which are included on the consolidated balance sheets.

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. This titling trust is considered a VIE.
On-balance sheet variable interest entities
The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of December 31, 2018 and 2017, the Company was servicing $27,193,924 and $26,300,311, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization trusts for the years ended December 31, 2018, 2017, and 2016, is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Assets securitized	$26,650,284	$18,442,793	$15,828,921

Net proceeds from new securitizations (a)	$17,338,880	$14,126,211	$13,319,530
Net proceeds from sale of retained bonds	1,059,694	499,354	436,812
Cash received for servicing fees (b)	887,988	866,210	787,778
Net distributions from Trusts (b)	2,767,509	2,613,032	1,748,013
Total cash received from Trusts	$22,054,071	$18,104,807	$16,292,133

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation.
Off-balance sheet variable interest entities
During the years ended December 31, 2018, 2017, and 2016 the Company sold $2,905,922, $2,583,341, and $886,288, respectively, of gross retail installment contracts to VIEs in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $20,736, $13,026, and $10,511, respectively, recorded in investment losses, net, in the accompanying consolidated statements of income. Beginning in 2017, the transactions were executed under the Company’s securitization platforms with Santander. Santander, as a majority owned affiliate, holds eligible vertical interest in the Notes and Certificates of not less than 5% to comply with the Dodd-Frank Act risk retention rules.
As of December 31, 2018 and 2017, the Company was servicing $4,072,843 and $3,428,248, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	Year ended December 31,
	2018	2017
SPAIN	$3,461,793	$2,024,016
Total serviced for related parties	3,461,793	2,024,016
Chrysler Capital securitizations	611,050	1,404,232
Total serviced for third parties	611,050	1,404,232
Total serviced for others portfolio	$4,072,843	$3,428,248
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.
A summary of the cash flows received from these off-balance sheet securitization trusts for the years ended December 31, 2018, 2017, and 2016, is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Receivables securitized (a)	$2,905,922	$2,583,341	$904,108

Net proceeds from new securitizations	$2,909,794	$2,588,227	$876,592
Cash received for servicing fees	43,859	35,682	47,804
Total cash received from securitization trusts	$2,953,653	$2,623,909	$924,396

(a)	Represents the unpaid principal balance at the time of original securitization.

8.    Derivative Financial Instruments
The Company manages its exposure to changing interest rates using derivative financial instruments. In certain circumstances, the Company is required to hedge its interest rate risk on its secured structured financings and the borrowings under its revolving credit facilities. The Company uses interest rate swaps to counteract the variability of cash flows on securities issued by securitization Trusts and borrowings under the Company’s Warehouse facilities. The Company uses interest rate caps to satisfy the lending requirements to hedge its interest rate risk on secured structured financings. Certain of the Company’s interest rate swap agreements are designated as cash flow hedges for accounting purposes. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings.
The Company’s remaining interest rate swap agreements, as well as its interest rate cap agreements and the corresponding options written to offset the interest rate cap agreements were not designated as hedges for accounting purposes. Changes in the fair value and settlements of derivative instruments not designated as hedges for accounting purposes are reflected in earnings as a component of interest expense.
The underlying notional amounts and aggregate fair values of these agreements at December 31, 2018 and 2017, were as follows:

	December 31, 2018
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$3,933,500	$36,489	$43,967	$(7,478)
Interest rate swap agreements not designated as hedges	2,270,200	9,423	11,553	(2,130)
Interest rate cap agreements	7,741,765	128,377	128,377	—
Options for interest rate cap agreements	7,741,765	(128,377)	—	(128,377)

	December 31, 2017
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,926,900	$45,986	$45,986	$—
Interest rate swap agreements not designated as hedges	1,736,400	9,596	9,596	—
Interest rate cap agreements	10,906,081	103,721	135,830	(32,109)
Options for interest rate cap agreements	10,906,081	(103,659)	32,165	(135,824)
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

The Company purchased a loan portfolio for which it was obligated to make purchase price holdback payments and total return settlement payments that were considered to be derivatives, collectively referred to herein as “total return settlement,” and accordingly were marked to fair value each reporting period. All purchase price holdback payments and all total return settlement payments were made as of December 31, 2017, the derivative instrument was settled.

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at December 31, 2018 and 2017.

The aggregate fair value of the interest rate swap agreements was included on the Company’s consolidated balance sheets in other assets and other liabilities, as appropriate. The interest rate cap agreements were included in other assets and the related options in other liabilities on the Company’s consolidated balance sheets. See Note 15 - “Fair Value of Financial Instruments” in the accompanying financial statements for additional disclosure of fair value and balance sheet location of the Company’s derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of December 31, 2018 and 2017:

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Assets Presented in the Consolidated Balance Sheet	Cash Collateral Received (a)	Net Amount
December 31, 2018
Interest rate swaps - third party (b)	55,520	(23,929)	31,591
Interest rate caps - third party	128,377	(72,830)	55,547
Total derivatives subject to a master netting arrangement or similar arrangement	183,897	(96,759)	87,138
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$183,897	$(96,759)	$87,138
Total financial assets	$183,897	$(96,759)	$87,138

December 31, 2017
Interest rate swaps - Santander & affiliates	$8,621	$(3,461)	$5,160
Interest rate swaps - third party	46,961	(448)	46,513
Interest rate caps - Santander & affiliates	18,201	(12,240)	5,961
Interest rate caps - third party	149,794	(55,835)	93,959
Total derivatives subject to a master netting arrangement or similar arrangement	223,577	(71,984)	151,593
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$223,577	$(71,984)	$151,593
Total financial assets	$223,577	$(71,984)	$151,593
(a) Cash collateral received is reported in Other liabilities or Due to affiliate, as applicable, in the consolidated balance sheet.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Liabilities Presented in the Consolidated Balance Sheet	Cash Collateral Pledged (a)	Net Amount
December 31, 2018
Interest rate swaps - third party	$9,608	$(9,608)	$—
Interest rate caps - third party	128,377	(128,377)	—
Total derivatives subject to a master netting arrangement or similar arrangement	137,985	(137,985)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$137,985	$(137,985)	$—
Total financial liabilities	$137,985	$(137,985)	$—

December 31, 2017
Back to back - Santander & affiliates	18,201	(18,201)	—
Back to back - third party	149,732	(133,540)	16,192
Total derivatives subject to a master netting arrangement or similar arrangement	167,933	(151,741)	16,192
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$167,933	$(151,741)	$16,192
Total financial liabilities	$167,933	$(151,741)	$16,192
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
The gross amount reclassified from accumulated other comprehensive income to net income, are included as components of interest expense. The Company’s derivative instruments had effects on its consolidated statements of income and comprehensive income for the years ended December 31, 2018, 2017, and 2016 as follows:

	December 31, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$20,537	$37,710

Derivative instruments not designated as hedges:
Losses (Gains) recognized in interest expense	$(5,369)

	December 31, 2017
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$112	$22,333	$6,060

Derivative instruments not designated as hedges:
Losses (Gains) recognized in operating expenses	$6,835

	December 31, 2016
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$1,131	$(2,118)	$(43,898)

Derivative instruments not designated as hedges:
Losses (Gains) recognized in operating expenses	1,593

The Company estimates that approximately $33,465 of unrealized gains included in accumulated other comprehensive income will be reclassified to interest expense within the next twelve months.

9.    Other Assets
Other assets comprised the following balances:

	December 31, 2018	December 31, 2017
Vehicles (a)	$342,097	$293,546
Manufacturer subvention payments receivable (b)	106,313	83,910
Upfront fee (b)	65,000	80,000
Derivative assets at fair value (c)	183,897	196,755
Derivative- third party collateral	150,783	149,805
Prepaids	29,080	40,830
Accounts receivable	28,511	38,583
Other	57,666	29,815
Total	$963,347	$913,244

(a)	Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.

(b)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the Chrysler agreement. The fee is being amortized into finance and other interest income over a ten-year term. As the preferred financing provider for FCA, the Company is entitled to subvention payments on loans and leases with below-market customer payments. Exercise of the equity option in the Chrysler agreement by FCA would require the Company to evaluate whether the remaining unamortized balance of the upfront fee should be impaired. To date, FCA has not exercised its equity option.

(c)
Derivative assets at fair value represent the gross amount of derivatives presented in the consolidated financial statements. Refer to Note 8 to these Consolidated Financial Statements for the detail of these amounts.

10.	Income Taxes
The components of the provision for income taxes for the years ended December 31, 2018, 2017, and 2016, were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Income before income taxes:
Domestic	$1,189,612	$697,991	$942,436
Foreign	2,656	106,018	218,275
Total	$1,192,268	$804,009	$1,160,711
Current income tax expense (benefit):
Federal	$(9,702)	$(6,140)	$2,481
State	18,448	(6,436)	3,273
Foreign	110	4,273	8,738
Total current income tax expense (benefit)	$8,856	$(8,303)	$14,492
Deferred income tax expense (benefit):
Federal	217,309	(390,637)	343,816
State	50,180	30,181	35,944
Foreign	(3)	(39)	(7)
Total deferred income tax expense (benefit)	267,486	(360,495)	379,753
Total income tax expense (benefit)	$276,342	$(368,798)	$394,245

In December 2015, the Company formed a wholly-owned foreign subsidiary that is licensed in Puerto Rico as an International Financial Entity (IFE) under the Government approved Act Number 273. This classification results in the granting of tax decree securing a 4% fixed income tax rate and a number of non-income tax benefits for an initial period of fifteen (15) years. As of December 31, 2018 and 2017, the Company has no earnings which are considered indefinitely reinvested.
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rates for the years ended December 31, 2018, 2017, and 2016, is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes — net of federal income tax benefit	4.6	2.3	2.5
Valuation allowance	0.3	—	(2.2)
Electric vehicle credit	(0.8)	(3.0)	(2.3)
Tax reform - deferred impact	—	(83.9)	—
Tax reform - transition tax	—	3.1	—
Other	(1.9)	0.6	1.0
Effective income tax rate	23.2%	(45.9)%	34.0%
On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. The Tax Cuts and Jobs Act permanently lowered the corporate tax rate from the previous rate of 35% to 21%, effective for tax years beginning January 1, 2018. As a result of the reduction of the corporate tax rate, GAAP requires companies to revalue their deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment. The Company recorded a one-time $674,886 benefit primarily due to the revaluation of its U.S. deferred tax liabilities at the lower 21% U.S. federal corporate income tax rate. The Tax Cuts and Jobs Act also created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The Company recorded a $25,143 expense related to its Puerto Rican subsidiary, SCI. The Company’s accounting for the effects of the change in tax law is complete.

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
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. Under the hypothetical separate company method, the Company recorded a deemed contribution from affiliates in the amount of $2,881, which is included in additional paid-in capital section in the accompanying consolidated balance sheets. At December 31, 2018 and 2017, the Company had a net receivable from affiliates under the tax sharing agreement of $734 and $467, respectively, which was included in Related party taxes receivable in the consolidated balance sheets.

The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities at December 31, 2018 and 2017, are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Debt issuance costs	$5,454	$4,181
Receivables	296,145	520,255
Capitalized origination costs	196	—
Net operating loss carryforwards	1,468,374	352,658
Equity-based compensation	14,727	14,258
Credit carryforwards	177,526	163,140
Other	31,392	32,264
Total gross deferred tax assets	1,993,814	1,086,756
Deferred tax liabilities:
Capitalized origination costs	—	(4,229)
Goodwill	(12,735)	(11,278)
Leased vehicles	(3,109,118)	(1,942,273)
Furniture and equipment	(5,702)	(7,201)
Derivatives	(13,357)	(9,966)
Other	(1,275)	(925)
Total gross deferred tax liabilities	(3,142,187)	(1,975,872)
Valuation allowance	(7,510)	(3,299)
Net deferred tax asset (liability)	$(1,155,883)	$(892,415)

At December 31, 2018 and 2017, the Company’s largest deferred tax liability was leased vehicles of $3,109,118 and $1,942,273, respectively. The increase in this liability is primarily due to accelerated depreciation for tax purposes.

The Company had a like-kind exchange program for the leased auto portfolio through December 31, 2017. Pursuant to the program, the Company disposed of vehicles and acquired replacement vehicles in a form whereby tax gains on disposal of eligible vehicles were deferred. To qualify for like-kind exchange treatment, the Company exchanged through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing SC to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program resulted in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when the Company was not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles were restricted for the acquisition of replacement vehicles and other specified applications. The Tax Cuts and Jobs Act permanently eliminated the ability to exchange personal property after January 1, 2018, which resulted in the like-kind exchange program being discontinued in 2018.
The Company began generating qualified plug-in electric vehicle credits in 2013; the credit carryforwards of $170,793 will begin expiring in 2034. The Company has foreign tax credit carryforwards of $6,664, which will expire in varying amounts through 2038. The Company has work opportunity tax credit carryforwards of $69, which will expire in varying amounts through 2038.
At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits totaled $26,552 net of tax, and was recognized, as an increase, through an adjustment in beginning retained earnings. On a prospective basis, the Company recorded excess tax deficiency/(windfall), net of tax of $(761) and $796 in the provision for income taxes rather than as an decrease/(increase) to additional paid-in capital for the years ended December 31, 2018 and 2017, respectively. Therefore, the year ended December 31, 2016 has not been adjusted.
During the year ended December 31, 2018, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard requires entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The Company reclassified $6,149 related to stranded tax effects.

At December 31, 2018, the Company has tax-effected federal net operating loss carryforwards of $1,406,579, which may be offset against future taxable income. If not utilized in future years, $397,817 of these carryforwards will expire in varying amounts through 2037. The remaining $1,008,762 of carryforwards do not expire. The Company has tax-effected state net operating loss carryforwards of $61,795, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2038.
As of December 31, 2018, the Company had recorded a valuation allowance for state tax net operating loss carryforwards and foreign tax credits for which it does not have a tax-planning strategy in place. A rollforward of the valuation allowance for the years ended December 31, 2018, 2017, and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Valuation allowance, beginning of year	$3,299	$2,501	$30,489
Provision (release)	4,211	798	(27,988)
Valuation allowance, end of year	$7,510	$3,299	$2,501
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for each of the years ended December 31, 2018, 2017, and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits balance, January 1	$14,746	$16,736	$225
Additions for tax positions taken in the current year	—	—	16,606
Additions for tax positions of prior years	1,608	473	—
Reductions for tax positions of prior years	(203)	(589)	(34)
Reductions as a result of a lapse of the applicable statute of limitations	(186)	(1,874)	—
Settlements	—	—	(61)
Gross unrecognized tax benefits balance, December 31	$15,965	$14,746	$16,736

At December 31, 2018, 2017, and 2016, there were $15,836, $14,615 and $16,606, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Accrued interest and penalties associated with uncertain tax positions are recognized as a component of the income tax provision. Accrued interest and penalties of $895, $653, and $1,551 are included with the related tax liability line in the accompanying consolidated balance sheets as of December 31, 2018, 2017, 2016, respectively.
At December 31, 2018, the Company believes that it is reasonably possible that a portion of the balance of the gross unrecognized tax benefits could decrease to zero in the next twelve months due to ongoing activities with various taxing jurisdictions that the Company expects may give rise to settlements or the expiration of statute of limitations. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

The Company is subject to examination by federal and state taxing authorities. Periods subsequent to December 31, 2010 are open for audit by the IRS. The SHUSA consolidated return, of which the Company is a part through December 31, 2011, is currently under IRS examination for 2011. The Company’s separate returns for 2012, 2013, and 2014 are also under IRS examination. Periods subsequent to December 31, 2008, are open for audit by various state taxing authorities.
11.    Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of December 31, 2018 and 2017, all of which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2018	December 31, 2017
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$7,001	$6,580
Agreement with Bank of America	Servicer performance fee	6,353	8,072
Agreement with CBP	Loss-sharing payments	3,708	5,625
Other Contingencies	Consumer arrangements	2,138	6,326
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	97,700	108,800

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $7,001 and $6,580 at December 31, 2018 and 2017, respectively, related to these obligations.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The Chrysler Agreement also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company’s meeting specified escalating penetration rates for the first five years of the agreement. The Company did not meet these penetration rates. Also, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. If FCA exercises its equity option, the Chrysler Agreement were to terminate, or the Company otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to the Company’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of its portfolio, liquidity, funding and growth, and the Company’s ability to implement its business strategy could be materially adversely affected.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $6,353 and $8,072 at December 31, 2018 and 2017, respectively, related to this obligation.
Agreement with CBP
Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $3,708 and $5,625 at December 31, 2018 and 2017, respectively, related to the loss-sharing obligation.

Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $2,138 and $6,326 at December 31, 2018 and 2017, respectively, for other miscellaneous contingencies.
Legal and regulatory proceedings

Periodically, the Company is party to, or otherwise involved in, various lawsuits and other legal proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such lawsuit, regulatory matter and legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matter. Further, it is reasonably possible that actual outcomes or losses may differ materially from the Company’s current assessments and estimates and any adverse resolution of any of these matters against it could materially and adversely affect the Company’s business, financial condition and results of operation.

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

As of December 31, 2018, the Company has accrued aggregate legal and regulatory liabilities of $97,700. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $150,000 as of December 31, 2018. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•Deka Lawsuit: The Company is a defendant in a purported securities class action lawsuit (the Deka Lawsuit) in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company’s IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that our IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. The complaint seeks unspecified damages. In December 2015, the Company and the individual defendants moved to dismiss the lawsuit, which was denied. In December, 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification.

•Feldman Lawsuit: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the Feldman Lawsuit). The Feldman Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s nonprime vehicle lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. In December, 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

Currently, such matters include, but are not limited to, the following:

•
The Company received a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the subpoenas and has otherwise cooperated with the DOJ with respect to these matter.

•
In October 2014, the Company received a subpoena from the SEC commencing an investigation into the Company’s securitization practices. In June 2016, the SEC served an additional subpoena on the Company requesting documents related to the Company’s securitizations practices as well as the Company’s financial restatements. The Company produced documents responsive to these subpoenas, and the SEC took testimony from certain of the Company’s employees. In December 2018, the SEC and the Company reached a voluntary agreement to settle the SEC’s investigation under which the SEC entered a cease-and-desist order against the Company in an administrative matter captioned In the Matter of Santander Consumer USA Holdings Inc., File No. 3-18932. The Company paid a civil penalty of $1,500 in January 2019 and agreed to cease and desist from any future violations of the Exchange Act and the rules thereunder.

•
In October 2014, May 2015, July 2015 and February 2017, the Company received subpoenas and/or Civil Investigative Demands (CIDs) from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state’s consumer protection statutes. The Company has been informed that these states will serve as an executive committee on behalf of a group of 32 state Attorneys General (and the

District of Columbia). The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to the Company’s underwriting, securitization, servicing and collection of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the Attorneys General with respect to this matter.

•
In February 2016, the CFPB issued a supervisory letter relating to its investigation of the Company’s compliance systems, Board and senior management oversight, consumer complaint handling, marketing of GAP coverage and loan deferral disclosure practices. The Company subsequently received a series of CIDs from the CFPB requesting information and testimony regarding the Company’s marketing of GAP coverage and loan deferral disclosure practices. In November 2018, the Company entered into a voluntary settlement with the CFPB under which the CFPB entered a consent order against the Company in an administrative proceeding captioned In the Matter of Santander Consumer USA Inc., File No. 2018-BCFP-0008. In the consent order, the CFPB found, among other things, that the Company violated the Consumer Financial Protection Act of 2010 (CFPA) in its marketing of GAP coverage and in certain of its loan deferral disclosure practices. Without admitting or denying the findings, the Company agreed to pay a civil penalty of $2,500 to the CFPB and to provide remediation to certain impacted customers. The consent order also requires the Company to submit a comprehensive plan to the CFPB demonstrating how it will comply with the CFPA and the terms of the consent order.

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

•2017 Written Agreement with the Federal Reserve

In March 2017, the Company and SHUSA entered into a written agreement (the 2017 Written Agreement) with the FRBB. Under the terms of the 2017 Written Agreement, the Company is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of the Company’s management and operations.

•Mississippi Attorney General Lawsuit

In January 2017, the Attorney General of Mississippi filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that the Company engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the MCPA) and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, the Company filed motions to dismiss the lawsuit and the parties are proceeding with discovery.

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
Agreements

•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of December 31, 2018 and 2017, the total unused credit available to customers was $3.1 billion and $3.9 billion respectively. In 2018, the Company purchased $1.2 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In 2017, the Company purchased $1.2 billion of receivables, out of the $4.0 billion unused credit available to customers as of December 31, 2016. In addition, the Company purchased $304,550 and $263,831 of receivables related to newly opened customer accounts in 2018 and 2017 respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2018 and 2017, the Company was obligated to purchase $15,356 and $11,539, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, the Company and Bluestem executed an amendment that, among other provisions, increased the profit-sharing percentage retained by the Company, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives Bluestem the right to retain up to 20% of new accounts subsequently originated.

•SBNA
The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were no adjustments for the years ended December 31, 2018 and 2017.

The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated in May 2015. The Company has indemnified SBNA for potential credit and residual losses on $48,226 of leases that had been originated by SBNA under this program but were subsequently determined not to meet SBNA’s underwriting requirements. This indemnification agreement is supported by an equal amount of cash collateral posted by the Company in an SBNA bank account. The collateral account balance is included in restricted cash in the Company’s consolidated balance sheets. As of December 31, 2018, the balance in the collateral account is zero. In January 2015, the Company additionally agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement for which SBNA and the Company had differing residual value expectations at lease inception. As of December 31, 2018 and 2017, the Company had a recorded liability of $39 and $2,206, respectively, related to the residual losses covered under the agreement.

•Others
Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay the Nissan a referral fee.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
In November 2015, the Company executed a forward flow agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis. However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of December 31, 2018 and 2017, not subject to market price risk was $63,975 and $98,858, respectively.

Leases

The Company has entered into various operating leases, primarily for office space and computer equipment. Lease expense incurred totaled $10,192, $10,901 and $11,328 for the years ended December 31, 2018, 2017, and 2016, respectively. The remaining obligations under lease commitments at December 31, 2018 are as follows:

2019	$12,817
2020	13,080
2021	12,940
2022	12,282
2023	12,393
Thereafter	32,270
Total	$95,782
12.    Related-Party Transactions

Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
Line of credit / Debt facilities / Guarantee
Interest expense, including unused fees, for affiliate lines/letters of credit for the years ended December 31, 2018, 2017, and 2016 was as follows:

	For the Year Ended December 31,
	2018	2017	2016
Line of credit agreement with Santander - New York Branch (a)	$11,620	$51,735	$69,877
Debt facilities with SHUSA (Note 6)	151,238	90,988	24,050
(a) Through its New York branch, Santander provided the Company with $1,750,000 of revolving credit facilities. During the year ended December 31, 2018, these facilities were terminated.
Accrued interest for affiliate lines/letters of credit at December 31, 2018 and 2017, were comprised as follows:

	December 31, 2018	December 31, 2017
Line of credit agreement with Santander - New York Branch	$—	$1,435
Debt facilities with SHUSA (Note 6)	19,928	18,670

In August 2015, under a new agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of $5,024 and $5,979 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had $1,922 and $7,598 of fees payable to Santander under this arrangement.
Derivatives

The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of zero and $3,734,400 at December 31, 2018 and 2017, respectively (Note 8). The Company had a collateral overage on derivative liabilities with Santander and affiliates of zero and $1,622 at December 31, 2018 and 2017, respectively. Interest and mark-to-market adjustments on these agreements includes amounts totaling $930, $1,333, and $16,078 for the years ended December 31, 2018, 2017, and 2016, respectively.
Lease Origination and Servicing Agreement
In 2014, the Company executed a bulk sale of Chrysler Capital automobile leases to SBNA. As part of the sale, the Company retained servicing rights on all of the leases sold to SBNA.
In addition, during 2014 and until 2015, the Company was party to a flow agreement with SBNA whereby SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. The Company received an origination fee on all leases originated under this agreement and continues to service these vehicles leases. Pursuant to the Chrysler Agreement, the Company pays FCA on behalf of SBNA for residual gains and losses on the flowed leases.

Servicing fee income recognized on leases serviced for SBNA totaled $1,425, $4,894 and $7,707 for the years ended December 31, 2018, 2017 and 2016, respectively.

Other information on the consumer vehicle lease portfolio serviced for SBNA as of December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Total serviced portfolio	$338	$321,629
Origination and servicing fees receivable	—	2,067
Revenue share reimbursement receivable	75	1,548

In 2014, the Company entered into an indemnification agreement with SBNA whereby the Company indemnifies SBNA for any credit or residual losses on a pool of $48,226 in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At the time of the agreement, the Company established a $48,226 collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and the Company, in the case of payments and sale proceeds. As of December 31, 2018 and 2017, the balance in the collateral account was zero and $18, respectively. For the years ended December 31, 2018, 2017, and 2016, the Company recognized indemnification expense of zero, $272, and zero, respectively.

Also, in 2015, the Company agreed to indemnify SBNA for residual losses, up to a cap, on certain leases for which SBNA and the Company had differing residual value expectations at lease inception. At the time of the agreement, the Company established a collateral account held by SBNA to cover the expected losses, as of December 31, 2018 and 2017, the balance in the collateral account was $40 and $2,210, respectively. As of December 31, 2018 and 2017, the Company had a recorded liability of $39 and $2,206 respectively, related to the residual losses covered under the agreement.

Retail Installment Contracts and Marine and Recreational Vehicles
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios. In addition, during the year ended December 31, 2017, the Company sold certain receivables previously acquired with deteriorated credit quality to SBNA. The Company will continue to perform the servicing of these assets.
Servicing fee income recognized under these agreements totaled $3,690, $3,381, and $5,154 for the years ended December 31, 2018, 2017, and 2016, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Total serviced portfolio	$383,246	$522,219
Cash collections due to owner	14,920	12,306
Servicing fees receivable	601	943

Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company origination fee and annual renewal fee for each loan originated under the agreement. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. The Company may provide advance funding for Dealer Loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of December 31, 2018 or 2017 for such advances.
Other information related to the above transactions with SBNA as of December 31, 2018, 2017, and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Origination and renewal fee income from SBNA(a)	$4,226	$3,136	$4,343
Servicing fees expenses charged by SBNA (b)	78	$97	$110

(a) As of December 31, 2018, and 2017, the Company had origination and renewal fees receivable from SBNA of $385, and $369, respectively.
(b) As of December 31, 2018, and 2017, the Company had servicing fees payable to SBNA of $19, and $9 respectively.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against Floorplan Loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $5,908 and $4,481 related to such originations as of December 31, 2018 and 2017, respectively.
The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of December 31, 2018 and 2017, the unamortized fee balance was $4,050 and $4,950, respectively. The Company recognized $900, $900, and $900 of income related to the referral fee for the years ended December 31, 2018, 2017, and 2016, respectively.

Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company has agreed to perform the servicing for any loans originated on SBNA’s behalf. For the year ended December 31, 2018, the Company facilitated the purchase of $1.9 billion of retail installment contacts. The Company recognized referral fee and servicing fee income of $15,489 for the year ended December 31, 2018 of which $4,875 is receivable as of December 31, 2018.

Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated/serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expense of $258, $225 and $473 for these services during the years ended December 31, 2018, 2017 and 2016, respectively.
Securitizations
The Company entered into a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. The Company provides servicing on all loans originated under this arrangement. For the year ended December 31, 2018 and December 31, 2017, the Company sold $2,905,922 and $2,583,341 of prime loans at fair value under this MSPA arrangement, respectively.

Other information relating to SPAIN securitization platform for the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Servicing fees income	$35,058	$12,346
Loss (Gain) on sale, excluding lower of cost or market adjustments (if any)	20,736	13,026
Servicing fees receivable	2,983	1,848
Collections due to Santander	15,968	12,961

During the year ended December 31, 2018, the Company re-acquired certain class of notes amounting to approximately $76 million from unrelated third parties that it previously sold to Santander as part of SPAIN securitization platform. These notes were later redeemed by Santander at par value.

Santander Investment Securities Inc. (SIS), an affiliated entity serves as joint bookrunner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the years ended December 31, 2018, 2017, and 2016 totaled $2,647, $1,359, and $1,149, respectively, and are included in debt issuance costs in the accompanying consolidated financial statements.
Separation and Settlement Agreements
In 2015, the Company announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and CEO of the Company. In connection with his departure, Mr. Dundon entered into a separate agreement (the Separation Agreement) with the Company providing Mr. Dundon with certain payments and benefits.

In 2017, Mr. Dundon entered into a Settlement Agreement with Santander, SHUSA, SC, SC Illinois, and DDFS LLC (the Settlement Agreement) pursuant to which Mr. Dundon received cash payments from the Company totaling $66,115, of which $52,799 was paid in satisfaction of Mr. Dundon’s previous exercise of certain stock options that was the subject of the Separation Agreement. The $66,115 cash payment was recorded as compensation expense in the Company’s consolidated statement of income and comprehensive income. The Settlement Agreement also modified the terms of certain equity-based awards previously granted to Mr. Dundon. In addition, pursuant to the Settlement Agreement, the parties agreed to consummate the Call Transaction. The Call Transaction was consummated in 2017, pursuant to which Santander purchased the 34,598,506 shares of the Company’s Common Stock owned by DDFS LLC for an aggregate price of $941,945, representing the aggregate of the previously agreed price per share of the Company’s Common Stock of $26.17, as set forth in the Third Amendment, interest accrued after the Call End Date. The net proceeds to DDFS LLC from the Call Transaction were reduced by all amounts outstanding and/or accrued under the Loan Agreement, including principal, interest (including default interest), and fees, through the closing of the Call Transaction, which totaled $294,501.
CEO and Other Employee Compensation
In August 2017, the Board announced the appointment of Scott Powell as President and CEO. During the years ended December 31, 2018 and 2017, the Company accrued $4,033 and $795 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.

In addition, starting in 2018, certain employees of the Company and SHUSA, provide services to each other. For the year ended December 31, 2018, the Company owed SHUSA approximately $2,595 and SHUSA owed the Company approximately $1,222 for such services.

Other related-party transactions

•
As of December 31, 2018, Jason A. Kulas and Mr. Dundon, both being former members of the Board and CEOs of the Company, each had a minority equity investment in a property in which the Company leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2018, 2017, and 2016, the Company recorded $4,775, $4,970 and $4,945, respectively, in lease expenses on this property. The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the years ended

December 31, 2018, 2017, and 2016, the Company recorded $163, $163 and $161, respectively, in sublease revenue on this property. Future minimum lease payments over the remainder of the Nine-year term of the lease, which extends through 2026, total $55,553.

•
The Company’s wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of December 31, 2018 and 2017, SCI had cash (including restricted cash) of $8,862 and $106,596, respectively, on deposit with Banco Santander Puerto Rico.

•
The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of December 31, 2018 and 2017, the Company had a balance of $92,774 and $33,000, respectively, in these accounts.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled zero, zero, and $93 for the years ended December 31, 2018, 2017, and 2016, respectively.

•
The Company is party to a MSA with a company in which the Company has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables the Company to review point-of-sale credit applications of retail store customers. During the year ended December 31, 2016, the Company fully impaired its cost method investment in this entity and recorded a loss of $6,000 in investment gains (losses), net in the accompanying consolidated statement of income and comprehensive income. Effective August 17, 2016, the Company ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

•
In 2017, the Company and SBNA entered into a credit card agreement whereby SBNA agreed to provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost to the Company but generate rebates based on purchases made. As at December 31, 2018 and 2017, the activities associated with the program were insignificant.

•
Effective April 1, 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled totaled $1,515 and $637 for the year ended December 31, 2018 and 2017, respectively.

•	During the year ended December 31, 2018, the Company accrued $1,285 for its share of certain regulatory assessment expenses that are payable to Santander.

•
The Company partners with SHUSA to place cyber liability insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred by the Company totaled $369, $312 and $294 for the years ended December 31, 2018, 2017, and 2016, respectively. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $708, $607 and $741 for the years ended December 31, 2018, 2017, and 2016, respectively.

13.	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2018, 2017, and 2016 was as follows:

	For the Year Ended December 31,
	2018	2017	2016
Cash paid (received) during the year for:
Interest	$1,104,982	$942,551	$796,682
Income taxes	9,865	1,856	(180,323)
Noncash investing and financing transactions:
Transfer of revolving credit facilities to secured structured financings	—	495,991	146,864

14.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of diluted earnings per share excludes 168,728, 367,880, and 1,387,656 employee stock options and zero, 626,551, and 1,106,187 RSUs for the years ended December 31, 2018, 2017, and 2016, respectively, as the effect of exercise or settlement of those securities would be anti-dilutive.

The following table represents EPS numbers for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Earnings per common share
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$915,926	$1,172,807	$766,466
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	359,862	359,614	358,032
Weighted average number of participating restricted common shares outstanding (in thousands)	—	—	249
Weighted average number of common shares outstanding (in thousands)	359,862	359,614	358,281
Earnings per common share	$2.55	$3.26	$2.14

Earnings per common share - assuming dilution
Net income attributable to Santander Consumer USA Holdings Inc. shareholders	$915,926	$1,172,807	$766,466
Weighted average number of common shares outstanding (in thousands)	359,862	359,614	358,281
Effect of employee stock-based awards (in thousands)	810	678	797
Weighted average number of common shares outstanding - assuming dilution (in thousands)	360,672	360,292	359,078
Earnings per common share - assuming dilution	$2.54	$3.26	$2.13

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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2018 and December 31, 2017, and the level within the fair value hierarchy:

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$148,436	$148,436	$148,436	$—	$—
Finance receivables held for investment, net (b)	24,914,833	26,037,559	—	—	26,037,559
Restricted cash (a)	2,102,048	2,102,048	2,102,048	—	—
Total	$27,165,317	$28,288,043	$2,250,484	$—	$26,037,559
Liabilities:
Notes payable — credit facilities (c)	$4,478,214	$4,478,214	$—	$—	$4,478,214
Notes payable — secured structured financings (d)	26,901,530	26,994,912	—	17,924,867	9,070,045
Notes payable — related party (e)	3,503,293	3,438,543	—	—	3,438,543
Total	$34,883,037	$34,911,669	$—	$17,924,867	$16,986,802

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$527,805	$527,805	$527,805	$—	$—
Finance receivables held for investment, net (b)	22,250,586	24,340,739	—	—	24,340,739
Restricted cash (a)	2,553,902	2,553,902	2,553,902	—	—
Total	$25,332,293	$27,422,446	$3,081,707	$—	$24,340,739
Liabilities:
Notes payable — credit facilities (c)	$4,848,316	$4,848,316	$—	$—	$4,848,316
Notes payable — secured structured financings (d)	22,557,895	22,688,381	—	12,275,408	10,412,973
Notes payable — related party (e)	3,754,223	3,754,223	—	—	3,754,223
Total	$31,160,434	$31,290,920	$—	$12,275,408	$19,015,512

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

•
Receivables from dealers held for investment and personal loans held for investment — Receivables from dealers and personal loans held for investment are carried at amortized cost, net of credit loss allowance. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

(c)
Notes payable — credit facilities — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.

(d)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market observable prices and spreads and market observed prices of similar notes issued by the Company, or recent market transactions involving similar debt with similar credit risks, which are considered level 2 inputs. The estimated fair value of notes payable with no observable market prices is calculated based on a combination of credit enhancement review, discounted cash flow analysis and market observable spreads for similar liabilities. In conducting this analysis, the Company uses significant unobservable inputs on key assumptions, including historical default rates, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations, which are considered level 3 inputs.

(e)
Notes payable — related party — The carrying amount of floating rate notes payable to a related party is estimated to approximate fair value as the facilities are subject to short-term floating interest rates that approximate rates available to the Company. The fair value premium/discount of the fixed rate promissory notes are derived from changes in the Company’s unsecured cost of funds since the time of issuance and weighted average life of these notes.

Financial Instruments Measured At Fair Value On A Recurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$128,377	$—	$128,377	$—
Other assets — cash flow hedging interest rate swaps (a)	43,967	—	43,967	—
Other assets — trading interest rate swaps (a)	11,553	—	11,553	—
Other liabilities — trading options for interest rate caps (a)	128,377	—	128,377	—
Other liabilities — cash flow hedging interest rate swaps (a)	7,478	—	7,478	—
Other liabilities — trading interest rate swaps (a)	2,130	—	2,130	—
Retail installment contracts acquired individually (b)	13,509	—	—	13,509

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$129,718	$—	$129,718	$—
Due from affiliates — trading interest rate caps (a)	6,112	—	6,112	—
Other assets — cash flow hedging interest rate swaps (a)	39,036	—	39,036	—
Due from affiliates — cash flow hedging interest rate swaps (a)	6,950	—	6,950	—
Other assets — trading interest rate swaps (a)	7,925	—	7,925	—
Due from affiliates — trading interest rate swaps (a)	1,671	—	1,671	—
Other assets —trading options for interest rate caps (a)	20,075	—	20,075	—
Due from affiliates— trading options for interest rate caps (a)	12,090	—	12,090	—
Other liabilities — trading options for interest rate caps (a)	129,712	—	129,712	—
Due to affiliates — trading options for interest rate caps (a)	6,112	—	6,112	—
Other liabilities — trading interest rate caps (a)	20,019	—	20,019	—
Due to affiliates — trading interest rate caps (a)	12,090	—	12,090	—
Retail installment contracts acquired individually (b)	22,124	—	—	22,124

(a)
The valuation is determined using widely accepted valuation techniques including a DCF on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company reduces credit risk on derivatives by generally clearing interest rate swap transactions through either the Chicago Mercantile Exchange or London Clearinghouse. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 8).

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Fair value, beginning of year	$22,124	$24,495	$6,770
Additions / issuances	6,631	21,672	36,623
Net collection activities	(16,755)	(28,598)	(18,850)
Loans sold	—	—	(48)
Gains recognized in earnings	1,509	4,555	—
Fair value, end of year	$13,509	$22,124	$24,495
All total return settlement payments were made as of December 31, 2017, and the derivative instrument has been settled. The following table presents the changes in the total return settlement balance, which is classified as Level 3, for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016
Fair value, beginning of year	$30,618	$53,432
(Gains)/losses recognized in earnings	505	4,365
Settlements	(31,123)	(27,179)
Fair value, end of year	$—	$30,618
The Company did not have any transfers between Levels 1 and 2 during the years ended December 31, 2018, 2017, and 2016. There were no amounts transferred into or out of Level 3 during the years ended December 31, 2018, 2017, and 2016.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2018 and 2017, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2018
Other assets — vehicles (a)	$342,097	$—	$342,097	$—	$—
Personal loans held for sale (b)	1,068,757	—	—	1,068,757	367,219
Retail installment contracts held for sale (c)	—	—	—	—	15,098
Auto loans impaired due to bankruptcy (d)	189,114	—	189,114	—	93,277

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2017
Other assets — vehicles (a)	$293,546	$—	$293,546	$—	$—
Personal loans held for sale (b)	1,062,089	—	—	1,062,089	374,374
Retail installment contracts held for sale (c)	1,148,332	—	—	1,148,332	11,686
Auto loans impaired die to bankruptcy (d)	121,578	—	121,578	—	75,194
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
(c) This pricing methodology includes consideration of significant unobservable inputs including investor return expectations (i.e., yield), expected lifetime cumulative net loss and weighted average life of the retail installment contracts. At December 31, 2017, the estimated fair value was calculated based on a DCF analysis in which the Company used significant unobservable inputs on key assumptions, including expected default rates, prepayment rates, recovery rates, and discount rates reflective of the cost of funds and appropriate rate of returns. The change in methodology did not have a material impact on the fair value mark of the retail installments contacts held for sale.
(d) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices.
Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2018:

Financial Instruments	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	13,509	Discounted Cash Flow	Discount Rate	8% - 10%
			Default Rate	15% - 20%
			Prepayment Rate	6% - 8%
			Loss Severity Rate	50% - 60%
Personal loans held for sale	1,068,757	Lower of Market or Income Approach	Market Approach
			Market Participant View	70% - 80%
Income Approach
			Discount Rate	15% - 25%
			Default Rate	30% - 40%
			Net Principal & Interest Payment Rate	70% - 85%
			Loss Severity Rate	90% - 95%
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2017:

Financial Instruments	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$22,124	Discounted Cash Flow	Discount Rate	8% - 10%
			Default Rate	15% - 20%
			Prepayment Rate	6% - 8%
			Loss Severity Rate	50% - 60%
Personal loans held for sale	$1,062,089	Lower of Market or Income Approach	Market Approach
			Market Participant View	70% - 80%
Income Approach
			Discount Rate	15% - 20%
			Default Rate	30% - 40%
			Net Principal & Interest Payment Rate	70% - 85%
			Loss Severity Rate	90% - 95%
Retail installment contracts held for sale	$1,148,332	Discounted Cash Flow	Discount Rate	3% - 6%
			Default Rate	3% - 4%
			Prepayment Rate	15% - 20%
			Loss Severity Rate	50% - 60%

16.    Employee Benefit Plans
SC Compensation Plans — The Company granted stock options to certain executives, other employees, and independent directors under the Company’s 2011 Management Equity Plan (the MEP), which enabled the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015 and the Company will not grant any further awards under the MEP. The Company has granted stock options, restricted stock awards and restricted stock units (RSUs) under the Omnibus Incentive Plan (the Plan), which was established in 2013 and enables the Company to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of the Company’s common stock up to a total of 5,192,641 common shares. The Plan was amended and restated as of June 16, 2016.
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
In 2013, the Board approved certain changes to the MEP and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, the Company’s execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014.
Compensation expense related to 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero, $5,457, and $725 recorded for the years ended December 31, 2018, 2017, and 2016, respectively. The Company recognized $7,656, $13,037 and $8,812 related to stock options and restricted stock units within the compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
Also, in connection with the IPO, the Company granted additional stock options under the MEP to certain executives, other employees, and an independent director with an estimated compensation cost of $10,216, which is being recognized over the awards’ vesting period of five years for the employees and three years for the director. Additional stock option grants have been made to employees under the Plan during the year ended December 31, 2016. The estimated compensation cost associated with these additional grants was $727 and will be recognized over the vesting periods of the awards.

A summary of the Company’s stock options and related activity as of and for the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	1,695,008	$12.39	4.7	$12,058
Exercised	(863,811)	9.50		7,918
Expired	(92,885)	23.27
Forfeited	(92,936)	23.06
Options outstanding at December 31, 2018	645,376	$13.15	4.0	$3,682
Options exercisable at December 31, 2018	557,555	$12.07	3.7	$3,572
Options expected to vest at December 31, 2018	87,821	$20.03	5.6	110
A summary of the status and changes of the Company’s nonvested stock options as of and for the year ended December 31, 2018, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	239,838	$7.29
Granted	—	—
Vested	(59,081)	7.33
Forfeited	(92,936)	7.96
Non-vested at December 31, 2018	87,821	$6.55
At December 31, 2018, total unrecognized compensation expense for nonvested stock options was $263, which is expected to be recognized over a weighted average period of 1.4 years.
There were no stock options granted to employees in 2018 or 2017. The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the year ended December 31, 2016.

Assumption
Risk-free interest rate	1.79%
Expected life (in years)	6.5
Expected volatility	33%
Dividend yield	3.69%
Weighted average grant date fair value	3.14
On November 15, 2017, Mr. Dundon (former Chairman of the Board and CEO of the Company), the Company, SC Illinois, SHUSA, Santander and DDFS LLC (an affiliate of Mr. Dundon), entered into the Settlement Agreement that, among other things, amended the terms of a prior settlement agreement entered into between the parties in connection with Mr. Dundon’s departure from the Company. Pursuant to the Settlement Agreement, among other things, Mr. Dundon received payments from the Company totaling $66,115, of which $52,799 was paid in satisfaction of Mr. Dundon’s previous exercise of certain stock options that was the subject of the Separation Agreement entered into by Mr. Dundon in connection with his departure from the Company. The Settlement Agreement also modified the terms of certain equity-based awards previously granted to Mr. Dundon.
In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV (CRD IV) prudential rules, which require a portion of such officers’ and employees’ variable compensation to be paid in the form of equity and deferred, the Company periodically grants RSUs. Under the Plan, a portion of these RSUs vested immediately upon grant, and a portion will vest annually over the following three or five years subject to the achievement of certain performance conditions as and where applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. RSUs are valued based upon the fair market value on the date of the grant.

A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	650,252	12.68	1.0	12,108
Granted	617,279	16.11	—	—
Vested	(522,810)	14.18	—	8,616
Forfeited/canceled	(45,922)	11.64	—	—
Unvested as of December 31, 2018	698,799	14.53	1.1	12,292

Defined Contribution Plan— The Company sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their eligible compensation, with matching contributions of up to 100% of employee contributions. The total amount contributed by the Company in 2018, 2017, and 2016, was $13,952, $12,370, and $11,805, respectively.

17.    Shareholders’ Equity
Share Repurchases and Treasury Stock

In July 2018, the Board approved purchases by the Company up to $200 million, excluding commissions, of its outstanding common stock through June 2019.

The following table presents the number of shares purchased during the year ended December 31, 2018, the average price paid per share and the dollar value of shares that may yet be purchased pursuant to the Company’s repurchase authorization.

Period	Total Number of Shares Purchased	Average Price paid per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	$200,000
August 1 - August 31	1,359,893	20.63	171,945
September 1 - September 30	1,027,798	21.35	150,000
October 1 - October 31	—	—	150,000
November 1 - November 30	3,571,100	19.07	81,890
December 1 - December 31	3,515,164	18.24	17,761
Total	9,473,955	$19.24

During the year ended December 31, 2018, the Company purchased 9,473,955 shares of its common stock under its share repurchase program at a cost of approximately $182 million, excluding commissions. As of December 31, 2018, the Company was authorized to purchase additional shares of common stock having a cost of approximately $18 million, all of which was purchased in January 2019, at a weighted average price of $18.40 per share.
The Company had 9,725,957 and 252,002 shares of treasury stock outstanding with a cost of $187,930 and $5,370 as of December 31, 2018 and 2017, respectively. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the company. Additionally, as of December 31, 2018 and 2017, 248,848 shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans, including zero and 157,407 shares withheld during the years ended December 31, 2018 and 2017, respectively. The value of the treasury stock is included within additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018, 2017, and 2016 is as follows:

Unrealized gains (losses) on cash flow hedges
Balance - January 1, 2016	$2,125
Other comprehensive income (loss) before reclassifications (gross)	(1,324)
Amounts (gross) reclassified out of accumulated other comprehensive income	27,458
Balance - December 31, 2016	28,259
Other comprehensive income (loss) before reclassifications (gross)	21,962
Amounts (gross) reclassified out of accumulated other comprehensive income	(5,959)
Balance - December 31, 2017	44,262
Other comprehensive income (loss) before reclassifications (gross) (a)	17,802
Amounts (gross) reclassified out of accumulated other comprehensive income	(28,549)
Balance - December 31, 2018	$33,515
(a) Includes impact of accumulated other comprehensive income reclassified to Retained earnings, primarily comprised of $6,149 as a result of the adoption of ASU 2018-02. Refer to Note 1 - “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices” for further discussion.

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) consist of the following:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(37,710)	Interest Expense	$(6,060)	Interest Expense	$43,898	Interest Expense
Tax expense (benefit)	9,161		101		(16,440)
Net of tax	$(28,549)		$(5,959)		$27,458
Dividends

The Company paid quarterly dividends of $0.05 per share in the first and second quarters of 2018 and $0.20 per share in the third and fourth quarter of 2018. The Company paid dividends of $0.03 per share in 2017.

During January 2019, the Company declared a cash dividend of $0.20 per share, which was paid on February 21, 2019, to shareholders of record as of the close of business on February 11, 2019.

18.    Investment Gains (Losses), Net
When the Company sells retail installment contracts acquired individually, personal loans or leases and determines that such sale meets the applicable criteria for sale accounting, the Company recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold. The gain or loss is recorded in investment gains (losses), net. Lower of cost or market adjustments on the recorded investment of finance receivables held for sale are also recorded in investment gains (losses), net.
Investment gains (losses), net was comprised of the following for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Gain (loss) on sale of loans and leases	$(22,250)	$17,554	$(11,549)
Lower of cost or market adjustments	(382,317)	(386,060)	(423,616)
Other gains / (losses and impairments)	2,929	2,067	(9,594)
	$(401,638)	$(366,439)	$(444,759)

The lower of cost or market adjustments for the year ended December 31, 2018, 2017, and 2016 included $404,651, $451,672 and $429,106 in customer default activity respectively, and net favorable adjustments of $22,334, $65,612 and $14,403 respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale.

19.    Quarterly Financial Data (unaudited)
The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Total finance and other interest income	$1,679,955	$1,757,397	$1,818,748	$1,877,418
Net finance and other interest income	1,080,244	1,123,109	1,144,089	1,138,560
Provision for credit losses	510,341	406,544	597,914	690,786
Income (loss) before income taxes	302,667	449,146	296,822	143,633
Net income (loss)	244,614	335,026	231,948	104,338
Net income (loss) per common share (basic)	$0.68	$0.93	$0.64	$0.29
Net income (loss) per common share (diluted)	$0.68	$0.93	$0.64	$0.29

Allowance for credit losses	$3,320,821	$3,320,792	$3,305,186	$3,240,376
Finance receivables held for investment, net	22,551,646	24,057,164	24,839,583	25,117,454
Total assets	40,028,740	41,157,189	42,806,955	43,959,855
Total equity	6,713,532	7,033,636	7,141,215	7,018,358

Year Ended December 31, 2017
Total finance and other interest income	$1,660,207	$1,658,554	$1,682,615	$1,652,589
Net finance and other interest income	1,142,947	1,126,959	1,092,360	1,045,452
Provision for credit losses	671,226	523,280	571,011	598,294
Income before income taxes	214,178	337,216	276,448	(23,833)
Net income	138,891	257,898	198,569	577,449
Net income per common share (basic)	$0.39	$0.72	$0.55	$1.60
Net income per common share (diluted)	$0.39	$0.72	$0.55	$1.60

Allowance for credit losses	$3,461,108	$3,487,247	$3,431,663	$3,352,818
Finance receivables held for investment, net	23,435,252	23,613,749	22,637,992	22,394,286
Total assets	39,054,690	39,489,340	38,746,090	39,402,799
Total equity	5,414,462	5,667,419	5,873,102	6,465,702

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2018, we did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Notwithstanding this material weakness, based on additional analyses and other procedures performed, management concluded that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the 2013 framework). A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, because of the material weakness noted below. These deficiencies in controls could result in a misstatement of any account balance or disclosure that in turn, would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to our control environment, risk assessment, control activities and monitoring:

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

This material weakness resulted in the revision of the Company’s consolidated financial statements for the year ended December 31, 2017, as well as the unaudited condensed consolidated financial statements for the quarters ended June 30, 2018, March 31, 2018, September 30, 2017, June 30, 2017 and March 31, 2017.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report which appears herein.

Remediation Status of Reported Material Weakness

The Company is currently working to remediate the material weakness described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. The Company is committed to maintaining a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with GAAP.

To address the material weakness, noted above, the Company has taken the following measures:

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

•
Increased accounting resources with qualified permanent resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to continue the remediation efforts. Improved management documentation, review controls and oversight of accounting and financial reporting activities to ensure accounting practices conform to the Company’s policies and GAAP.

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

•
Conducted internal training courses over Sarbanes-Oxley regulations and the Company’s internal control over financial reporting program for Company personnel that take part and assist in the execution of the program.

While progress has been made to remediate this material weakness, as of December 31, 2018, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weakness, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness was not remediated as of December 31, 2018.

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

To address this material weakness, the Company completed the following measures:

•	Completed a comprehensive design effectiveness review and augmentation of the controls to ensure all critical risks are addressed.

•
Implemented a more comprehensive monitoring plan for the credit loss allowance with a specific focus on model inputs, changes in model assumptions and model outputs to ensure an effective execution of the Company’s risk strategy.

•	Implemented improved controls over the development of new models or changes to models used to estimate credit loss allowance.

•	Implemented enhanced on-going performance monitoring procedures.

•	Developed comprehensive model documentation.

•	Enhanced the Company’s communication on related issues with its senior leadership team and the Board, including the Risk Committee and the Audit Committee.

•	Increased resources dedicated to the analysis, review and documentation to ensure compliance with GAAP and the Company’s policies.

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

To address this material weakness, the Company completed the following measures:

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

Changes in Internal Control over Financial Reporting

Except as described above under Remediation Status of Reported Material Weakness, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. The following Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report on Form 10-K are filed herein:

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
Name: Scott Powell
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott Powell	Chief Executive Officer & Director	February 26, 2019
Scott Powell	(Principal Executive Officer)
/s/ Juan Carlos Alvarez de Soto	Chief Financial Officer	February 26, 2019
Juan Carlos Alvarez de Soto	(Principal Financial and Accounting Officer)
/s/ William Rainer	Chairman of the Board	February 26, 2019
William Rainer
/s/ José Doncel	Director	February 26, 2019
José Doncel
/s/ Stephen A. Ferriss	Director	February 26, 2019
Stephen A. Ferriss
/s/ Victor Hill	Director	February 26, 2019
Victor Hill
/s/ Edith E. Holiday	Director	February 26, 2019
Edith E. Holiday
/s/ Javier Maldonado	Director	February 26, 2019
Javier Maldonado
/s/ Robert J. McCarthy	Director	February 26, 2019
Robert J. McCarthy
/s/ William F. Muir	Director	February 26, 2019
William F. Muir
/s/ Mahesh Aditya	Director	February 26, 2019
Mahesh Aditya

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2014, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and SC Merger Sub Inc.
3.1	Second Amended and Restated Certificate of Incorporation
3.2	Third Amended and Restated Bylaws of Santander Consumer USA Holdings Inc.
4.1	Specimen common stock certificate
4.2	Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Richard Morrin#
4.3	Form of Amendment No. 1 to Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc., Santander Consumer USA Holdings Inc. and Management Equity Plan Participant #
10.1	Confidential Employment Agreement, dated August 24, 2011, by and between Santander Consumer USA Inc. and Richard Morrin #
10.2	Santander Consumer USA Inc. 2011 Management Equity Plan#
10.3	Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan #
10.4	Master Private Label Financing Agreement, dated as of February 6, 2013, by and between Santander Consumer USA Inc. and Chrysler Group LLC †
10.5	Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan #
10.6	Form of Amendment No. 1 to Form of Option Award Agreement under the Santander Consumer USA Inc. 2011 Management Equity Plan (Optionees other than Thomas G. Dundon and Jason W, Grubb)#
10.7	Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan #
10.8	Form of Restricted Stock Unit Award Agreement (for Directors) under the Omnibus Incentive Plan#
10.9	Letter Agreement, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and Kalyan Seshan, dated June 22, 2016 #
10.10	Santander Consumer USA Holdings Inc. Omnibus Incentive Plan, as amended and restated effective as of June 16, 2016#
10.11
Waiver and Release of Claims Agreement, effective September 7, 2017, executed by Jason A. Kulas in favor of Santander Consumer USA Holdings Inc., Santander Holdings USA Inc., Santander Consumer USA, Inc., Santander Consumer USA Inc. Foundation, Santander Bank, N.A., and Banco Santander, S.A.#

10.12	Offer Letter, by and among Sandra Broderick and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated September 20, 2017#
10.13	Offer Letter, by and among Juan Carlos Alvarez de Soto and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated September 28, 2017#
10.14	Separation Agreement and Release and Waiver of Claims, by and among Ismail Dawood and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated October 3, 2017#
10.15
Settlement Agreement, dated November 15, 2017, by and among Santander Consumer USA Holdings Inc., Santander Consumer USA Inc., Banco Santander, S.A., Santander Holdings USA, Inc., DDFS LLC and Thomas G. Dundon#

10.16	Offer Letter, by and among Reza Leaali and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated January 24, 2018#
10.17	Offer Letter, by and among Joshua Baer and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated February 23, 2018.#
10.18	Tolling Agreement, dated July 11, 2018, by and between FCA US LLC and Santander Consumer USA Inc.
10.19	Offer Letter, by and among Fahmi Karam and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated May 1, 2018.#
10.20	Separation Agreement and Release of Waiver of Claims, by and among Donald Goin and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated March 9, 2018#
10.21	Separation Agreement and Release of Waiver of Claims, by and among Dale Cochran II and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated May 7, 2018#
10.22	Letter Agreement, dated as of September 14, 2018, by and between Santander Consumer USA Holdings Inc., and Scott Powell #
10.23*	Form of Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan #
21.1*	Subsidiaries of Santander Consumer USA Holdings Inc.
23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Furnished herewith.