Form 10-Q
period 2019-03-31
Santander Consumer USA Holdings Inc.
filed 2019-05-01
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2019
Common Stock ($0.01 par value)	351,781,864 shares

Unless otherwise specified or the context otherwise requires, the use herein of the terms “we,” “our,” “us,” “SC,” and the “Company” refer to Santander Consumer USA Holdings Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company’s control. For more information regarding these risks and uncertainties as well as certain additional risks that the Company faces, refer to the Risk Factors detailed in Item 1A of Part I of the 2018 Annual Report on Form 10-K, as well as factors more fully described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause the Company’s actual results to differ materially from those suggested by the forward-looking statements are:

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

•
the Company is directly and indirectly, through its relationship with SHUSA, subject to certain banking and financial services regulations, including oversight by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), the European Central Bank, and the Federal Reserve Bank of Boston (FRBB); such oversight and regulation may limit certain of the Company’s activities, including the timing and amount of dividends and other limitations on the Company’s business; and

•	future changes in the Company’s ownership by, or relationship with, SHUSA or Santander could adversely affect its operations.

If one or more of the factors affecting the Company’s forward-looking information and statements renders forward-looking information or statements incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information or statements. Therefore, the Company cautions the reader not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the Company’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties as new factors emerge from time to time. Management cannot assess the impact of any such factor on the Company’s business or the extent to which any factor, or combination of factors may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and the Company undertakes no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking information and statements attributable to the Company are expressly qualified by these cautionary statements.

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

2018 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.
ABS	Asset-backed securities
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year master private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	FCA US LLC, formerly Chrysler Group LLC
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles

IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts acquired individually	Includes purchased non-credit impaired finance receivables
RSU	Restricted stock unit
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC , a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents - $38,200 and $101,334 held at affiliates, respectively	$76,272	$148,436
Finance receivables held for sale, net	974,017	1,068,757
Finance receivables held for investment, net	25,598,716	25,117,454
Restricted cash and cash equivalents - $0 and $341 held at affiliates, respectively	2,414,653	2,102,048
Accrued interest receivable	272,014	303,686
Leased vehicles, net	14,388,657	13,978,855
Furniture and equipment, net of accumulated depreciation of $77,036 and $72,345, respectively	61,856	61,280
Federal, state and other income taxes receivable	80,567	97,087
Related party taxes receivable	2,594	734
Goodwill	74,056	74,056
Intangible assets, net of amortization of $47,438 and $45,324, respectively	41,200	35,195
Due from affiliates	6,685	8,920
Other assets	1,054,619	963,347
Total assets	$45,045,906	$43,959,855
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$5,063,786	$4,478,214
Notes payable — secured structured financings	27,080,312	26,901,530
Notes payable — related party	3,503,055	3,503,293
Accrued interest payable	54,655	49,370
Accounts payable and accrued expenses	399,792	422,951
Deferred tax liabilities, net	1,230,531	1,155,883
Due to affiliates	70,526	63,219
Other liabilities	484,719	367,037
Total liabilities	37,887,376	36,941,497
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
362,419,860 and 362,028,916 shares issued and 351,728,473 and 352,302,759 shares outstanding, respectively	3,517	3,523
Additional paid-in capital	1,499,092	1,515,572
Accumulated other comprehensive income, net	12,938	33,515
Retained earnings	5,642,983	5,465,748
Total stockholders’ equity	7,158,530	7,018,358
Total liabilities and equity	$45,045,906	$43,959,855

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	March 31, 2019	December 31, 2018
Assets
Restricted cash and cash equivalents	$1,830,617	$1,582,158
Finance receivables held for investment, net	24,889,257	24,151,971
Leased vehicles, net	14,388,657	13,978,855
Various other assets	667,368	685,383
Total assets	$41,775,899	$40,398,367
Liabilities
Notes payable	$32,810,785	$31,949,839
Various other liabilities	109,388	122,010
Total liabilities	$32,920,173	$32,071,849

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Interest on finance receivables and loans	$1,253,580	$1,168,540
Leased vehicle income	649,560	504,278
Other finance and interest income	10,247	7,137
Total finance and other interest income	1,913,387	1,679,955
Interest expense — Including $44,873 and $42,033 to affiliates, respectively	334,382	241,028
Leased vehicle expense	444,019	358,683
Net finance and other interest income	1,134,986	1,080,244
Provision for credit losses	550,879	510,341
Net finance and other interest income after provision for credit losses	584,107	569,903
Profit sharing	6,968	4,377
Net finance and other interest income after provision for credit losses and profit sharing	577,139	565,526
Investment losses, net — Including $0 and $(16,903) from affiliates, respectively	(67,097)	(86,520)
Servicing fee income — Including $12,995 and $7,811 from affiliates, respectively	23,806	26,182
Fees, commissions, and other — Including $6,781 and $225 from affiliates, respectively	94,376	85,391
Total other income	51,085	25,053
Compensation expense	127,894	122,005
Repossession expense	70,860	72,081
Other operating costs — Including $933 and $1,161 to affiliates, respectively	92,203	93,826
Total operating expenses	290,957	287,912
Income before income taxes	337,267	302,667
Income tax expense	89,764	58,052
Net income	$247,503	$244,615

Net income	$247,503	$244,615
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $6,794 and $2,903, respectively	(21,039)	12,800
Unrealized gains (losses) on available-for-sale debt securities net of tax of ($149), and zero, respectively	462	—
Comprehensive income	$226,926	$257,415
Net income per common share (basic)	$0.70	$0.68
Net income per common share (diluted)	$0.70	$0.68
Weighted average common shares (basic)	351,515,464	360,703,234
Weighted average common shares (diluted)	352,051,887	361,616,732

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2018	360,527	$3,605	$1,681,558	$44,262	$4,736,277	$6,465,702
Cumulative-effect adjustment upon adoption of ASU 2018-02	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	481	5	464	—	—	469
Stock-based compensation expense	—	—	4,208	—	—	4,208
Dividends ($0.05 per share)	—	—	—	—	(18,028)	(18,028)
Tax sharing with affiliate	—	—	3,766	—	—	3,766
Net income	—	—	—	—	244,615	244,615
Other comprehensive income (loss), net of taxes	—	—	—	12,800	—	12,800
Balance — March 31, 2018	361,008	$3,610	$1,689,996	$63,211	$4,956,715	$6,713,532

Balance — January 1, 2019	352,303	$3,523	$1,515,572	$33,515	$5,465,748	$7,018,358
Stock issued in connection with employee incentive compensation plans	391	4	(1,715)	—	—	(1,711)
Stock-based compensation expense	—	—	5,987	—	—	5,987
Stock repurchase/Treasury stock	(965)	(10)	(17,770)	—	—	(17,780)
Dividends paid ($0.20 per share)	—	—	—	—	(70,268)	(70,268)
Tax sharing with affiliate	—	—	(2,982)	—	—	(2,982)
Available-for-sale securities, net of taxes	—	—	—	462	—	462
Net income	—	—	—	—	247,503	247,503
Other comprehensive income (loss), net of taxes	—	—	—	(21,039)	—	(21,039)
Balance — March 31, 2019	351,729	$3,517	$1,499,092	$12,938	$5,642,983	$7,158,530

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$247,503	$244,615
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	5,162	(7,164)
Provision for credit losses	550,879	510,341
Depreciation and amortization	472,886	392,847
Accretion of discount	(26,708)	(48,075)
Originations and purchases of receivables held for sale	—	(1,019,425)
Proceeds from sales of and collections on receivables held for sale	36,710	1,551,109
Change in revolving personal loans, net	6,523	5,722
Investment losses, net	67,097	86,520
Stock-based compensation	5,987	4,208
Deferred tax expense	81,062	64,789
Changes in assets and liabilities:
Accrued interest receivable	16,019	31,832
Accounts receivable	(6,926)	11,760
Federal income tax and other taxes	11,911	(4,215)
Other assets	(75,445)	(46,923)
Accrued interest payable	4,051	(2,529)
Other liabilities	69,756	113,090
Due to/from affiliates	9,816	(4,150)
Net cash provided by operating activities	1,476,283	1,884,352
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(4,041,377)	(3,253,263)
Purchases of portfolios of finance receivables held for investment	—	(43,177)
Collections on finance receivables held for investment	3,008,780	2,624,311
Leased vehicles purchased	(1,975,326)	(2,118,545)
Manufacturer incentives received	227,757	215,113
Proceeds from sale of leased vehicles	875,002	957,863
Change in revolving personal loans, net	36,520	45,184
Purchases of available-for-sale securities	(31,410)	—
Purchases of furniture and equipment	(5,634)	(1,012)
Sales of furniture and equipment	58	57
Other investing activities	(1,335)	(3,705)
Net cash used in investing activities	(1,906,965)	(1,577,174)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	3,979,924	3,687,932
Payments on notes payable related to secured structured financings	(3,807,357)	(3,386,999)
Proceeds from unsecured notes payable	1,195,000	—
Payments on unsecured notes payable	(1,195,000)	—
Proceeds from notes payable	4,572,550	7,795,002
Payments on notes payable	(3,986,978)	(7,954,759)
Proceeds from stock option exercises, gross	1,032	2,391
Dividends paid	(70,268)	(18,028)
Shares repurchased	(17,780)	—
Net cash provided by financing activities	671,123	125,539

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net increase in cash and cash equivalents and restricted cash and cash equivalents	240,441	432,717
Cash and cash equivalent and restricted cash and cash equivalents— Beginning of period	2,250,484	3,081,707
Cash and cash equivalents and restricted cash and cash equivalents — End of period	$2,490,925	$3,514,424
Supplemental cash flow information:
Cash and cash equivalents	76,272	618,809
Restricted cash and cash equivalents	2,414,653	2,895,615
Total cash and cash equivalents and restricted cash and cash equivalents	$2,490,925	$3,514,424

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

In June 2018, the Company announced that it was in exploratory discussions with FCA regarding the future of FCA’s U.S. finance operations. FCA announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it would consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. The likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined. In July 2018, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.
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
As of March 31, 2019, the Company was owned approximately 69.8% by SHUSA, a subsidiary of Santander, and approximately 30.2% by other shareholders.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2018 Annual Report on Form 10-K.
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
Corrections to Previously Reported Amounts
As mentioned in Note 1- “ Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices” in 2018 Annual Report on Form 10-K, the Company identified and corrected two immaterial errors. The Company has revised its comparative condensed consolidated financial statements as of March 31, 2018 included within.

The following tables summarize the impacts of the corrections on the condensed consolidated financial statements of income and comprehensive income:

	Three months ended March 31, 2018
	Reported	Corrections	Revised
Interest on finance receivable and loans	$1,114,137	$54,403	$1,168,540
Provision for credit losses	458,995	51,346	510,341
Income (loss) before income taxes	299,610	3,057	302,667
Income tax expense	57,311	741	58,052
Net income (loss)	242,299	2,316	244,615

Net income (loss) per common share (basic)	$0.67	$0.01	$0.68
Net income (loss) per common share (diluted)	$0.67	$0.01	$0.68

The following tables summarize the impacts of the corrections on the condensed consolidated statement of cash flows:

	Three months ended March 31, 2018
	Reported	Corrections	Revised
Net cash provided by operating activities	$1,835,235	$49,117	$1,884,352
Net cash used in investing activities	(1,528,057)	(49,117)	(1,577,174)

In addition to the revision of the Company’s condensed consolidated financial statements, information within the footnotes to the condensed consolidated financial statements has been revised to reflect the correction of the errors discussed above. The following table summarizes the impacts of the corrections of those items, including table disclosures in Note 4-“Credit Loss Allowance and Credit Quality”:

	March 31, 2018
	Reported	Corrections	Revised
TDR - Unpaid principal balance	$5,998,768	$97,110	$6,095,878
TDR - Impairment	1,595,465	120,667	1,716,132
TDR allowance ratio	26.6%	1.6%	28.2%

Nonaccrual loans TDRs	1,346,148	(781,215)	564,933

Delinquencies for our retail installment contracts held for investment:
Principal, 30-59 days past due	2,238,425	95,020	2,333,445
Delinquent principal over 59 days	1,089,648	72,663	1,162,311
Total delinquent principal	3,328,073	167,683	3,495,756

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

Accounting Policies
There have been no material changes in the Company’s accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the 2018 Annual Report on Form 10-K.
Recently Adopted Accounting Standards
Since January 1, 2019, the Company adopted the following FASB ASUs:

•
In February 2016, the FASB issued ASU 2016-02, Leases. The primary effect of the ASU is to replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The Company adopted this standard using the modified retrospective method and utilized the optional transition method under which we continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative period presented.

For all our operating leases (primarily our office space/facility leases), where the Company is a lessee, adoption of the new standard resulted in recognizing on our balance sheet, a right-of-use (“ROU”) asset of $67,300, a reduction of accounts payable and accrued expenses of $24,100 relating to straight-line rent accruals and unamortized tenant improvement allowances, and a lease liability of $91,400. The right-of-use-asset and lease liability will be derecognized in a manner that effectively yields a straight-line lease expense over the lease term. In addition, the Company will no longer capitalize certain initial direct costs in connection with lease originations where it is the lessor.
Further, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We elected not to (a) use the hindsight practical expedient to determine the lease term for existing leases; and (b) recognize a lease liability and associated ROU asset for short term leases if such lease meet the definition under ASC 842. We chose not to elect the practical expedient to not separate non-lease components from lease components. The standard did not have a material impact on our condensed consolidated statement of income or condensed consolidated statement of cash flows.

•
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard effective January 1, 2019 and it did not have a material impact on the Company’s business, financial position or results of operations.

•
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the OIS rate based on SOFR as an eligible benchmark interest rate for purposes of applying hedge accounting under Topic 815. The adoption of this standard did not have any impact on the Company’s business, financial position or results of operations.

The adoption of the following ASUs did not have a material impact on the Company’s business, financial position or results of operations.

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
Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to establish credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating the Company’s credit losses, given the change to estimated losses for the estimated life of the financial asset, and will likely result in a material increase in the Company’s credit and capital reserves and related decrease in capital ratios.

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

In addition to those described in detail above, the Company is also in the process of evaluating the following ASUs and does not expect them to have a material impact on the Company’s business, financial position, results of operations or disclosures:

•	ASU 2018-17, Consolidation (Topic 10): Targeted Improvements to Related Party Guidance for Variable Interest Entities

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Retail installment contracts acquired individually (a)	$25,548,985	$25,065,511
Purchased receivables-Credit Impaired	17,903	19,235
Receivables from dealers	13,032	14,557
Personal loans	1,485	2,014
Finance lease receivables (Note 3)	17,311	16,137
Finance receivables held for investment, net	$25,598,716	$25,117,454
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As of March 31, 2019 and December 31, 2018, $11,195 and $13,509 of loans were recorded at fair value (Note 13).
The Company’s held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$23,905,478	$4,916,251	$13,169	$1,952
Credit loss allowance - specific	—	(1,280,649)	—	—
Credit loss allowance - collective	(1,891,351)	—	(137)	(605)
Discount	(151,909)	(32,519)	—	—
Capitalized origination costs and fees	79,841	3,843	—	138
Net carrying balance	$21,942,059	$3,606,926	$13,032	$1,485

	December 31, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$23,054,157	$5,378,603	$14,710	$2,637
Credit loss allowance - specific	—	(1,416,743)	—	—
Credit loss allowance - collective	(1,819,360)	—	(153)	(761)
Discount	(172,659)	(40,333)	—	—
Capitalized origination costs and fees	77,398	4,448	—	138
Net carrying balance	$21,139,536	$3,925,975	$14,557	$2,014
Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $553,495 and $537,922 of the unpaid principal balance represented fleet contracts with commercial borrowers as of March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019 and 2018, the Company originated $2,442,582 and $1,962,180, respectively, in Chrysler Capital loans which represented 61% and 46%, respectively, of the total retail installment contract originations (unpaid principal balance). As of March 31, 2019 and December 31, 2018, the Company’s carrying value of auto retail installment contract portfolio consisted of $9,192,748 and $8,977,284, respectively, of Chrysler Capital loans which represents 36% and 36%, respectively, of the Company’s carrying value of auto retail installment contract portfolio.
As of March 31, 2019, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (11%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables - Credit impaired

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Outstanding balance	$28,153	$30,631
Outstanding recorded investment, net of impairment	18,030	19,390

Changes in accretable yield on the Company’s purchased receivables portfolios-credit impaired for the periods indicated were as follows:

	For the Three Months Ended March 31,
	2019	2018
Balance — beginning of period	$18,145	$19,464
Accretion of accretable yield	(1,413)	(2,840)
Reclassifications from (to) nonaccretable difference (a)	1,160	1,822
Balance — end of period	$17,892	$18,446
(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
During the three months ended March 31, 2019 and 2018, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended March 31, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of zero and $42,996, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of March 31, 2019, borrowers on these dealer receivables are located in Virginia (70%) and New York (30%).
Held For Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Personal loans	$974,017	$1,068,757
Sales of retail installment contracts and proceeds from sales of charged-off assets for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Sale of retail installment contracts to affiliates	$—	$1,475,253
Proceeds from sales of charged-off assets to third parties	20,225	18,237

3.	Leases (SC as Lessor)
The Company originates operating and finance leases, which are separately accounted for and recorded on the Company’s condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while finance leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Leased vehicles	$19,136,180	$18,737,338
Less: accumulated depreciation	(3,529,738)	(3,518,025)
Depreciated net capitalized cost	15,606,442	15,219,313
Manufacturer subvention payments, net of accretion	(1,287,017)	(1,307,424)
Origination fees and other costs	69,232	66,966
Net book value	$14,388,657	$13,978,855

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of March 31, 2019:

Remainder of 2019	$1,848,447
2020	1,894,782
2021	838,398
2022	68,060
2023	535
Thereafter	—
Total	$4,650,222
Finance Leases
Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Gross investment in finance leases	$25,524	$23,809
Origination fees and other	150	152
Less: unearned income	(4,855)	(4,465)
Net investment in finance leases before allowance	20,819	19,496
Less: allowance for lease losses	(3,508)	(3,359)
Net investment in finance leases	$17,311	$16,137

The following summarizes the maturity analysis of lease payments due to the Company as lessor under finance leases as of March 31, 2019:

Remainder of 2019	$5,734
2020	7,087
2021	5,954
2022	4,354
2023	2,282
Thereafter	113
Total	$25,524

4.	Credit Loss Allowance and Credit Quality
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of March 31, 2019 and 2018, the credit loss allowance for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired retail installment contracts and Dealer Loans for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31, 2019
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR

Balance — beginning of period	$1,819,360	$1,416,743	$153	$761
Provision for credit losses	446,488	104,613	(16)	83
Charge-offs (a)	(927,457)	(466,637)	—	(346)
Recoveries	552,960	225,930	—	107
Balance — end of period	$1,891,351	$1,280,649	$137	$605
(a) For the three months ended March 31, 2019, charge-offs for retail installment contracts acquired individually includes approximately $4 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.

	Three Months Ended March 31, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR

Balance — beginning of period	$1,540,315	$1,804,132	$164	$2,565
Provision for credit losses	286,451	223,574	(3)	(102)
Charge-offs (a)	(655,169)	(547,343)		(1,068)
Recoveries	425,460	235,769		319
Balance — end of period	$1,597,057	$1,716,132	$161	$1,714
(a) For the three months ended March 31, 2018, charge-offs for retail installment contracts acquired individually includes approximately $7 million for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.
The Company estimates lease losses on the finance lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for finance leases for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Balance — beginning of period	$3,359	$5,642
Provision for lease losses	321	421
Charge-offs	(659)	(1,381)
Recoveries	487	1,075
Balance — end of period	$3,508	$5,757

There was no impairment activity noted for purchased receivable-credit impaired portfolio for the three months ended March 31, 2019 and March 31, 2018.

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

The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $112,317 and $129,227 as of March 31, 2019 and December 31, 2018, respectively.

A summary of delinquencies as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,417,300	$2,341	$2,419,641
Delinquent principal over 59 days (a)	1,224,289	1,518	1,225,807
Total delinquent principal	$3,641,589	$3,859	$3,645,448

	December 31, 2018
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$3,118,869	$2,926	$3,121,795
Delinquent principal over 59 days (a)	1,712,243	1,532	1,713,775
Total delinquent principal	$4,831,112	$4,458	$4,835,570
(a) Interest is generally accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.

The retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$724,025	2.5%	$834,921	2.9%
TDR	537,259	1.9%	733,218	2.6%
Total nonaccrual principal	$1,261,284	4.4%	$1,568,139	5.5%
(a) Percent of unpaid principal balance of total retail installment contracts individually held for investment.

The balances in the above tables reflect total unpaid principal balance rather than recorded investment before allowance.

As of March 31, 2019 and December 31, 2018, there were no receivables from dealers that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of March 31, 2019 and December 31, 2018 was as follows:

FICO® Band	March 31, 2019 (b)	December 31, 2018 (b)
Commercial (a)	1.9%	1.9%
No-FICOs	10.9%	11.0%
<540	19.4%	19.8%
540-599	33.0%	32.9%
600-639	18.4%	18.2%
>640	16.4%	16.2%

(a)No FICO score is obtained on loans to commercial borrowers.
(b)Percentages are based on unpaid principal balance.

Commercial Lending — The Company’s risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Part II, Item 8 - Financial Statements and Supplementary Data (Note 4) in the 2018 Annual Report on Form 10-K.
All the receivables from dealers, as of March 31, 2019 and December 31, 2018 were classified as “Pass.”

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio-credit impaired, operating and finance leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of March 31, 2019 and December 31, 2018 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of March 31, 2019 and December 31, 2018, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	Retail Installment Contracts
Outstanding recorded investment (a)	$4,891,375	$5,365,477
Impairment	(1,280,649)	(1,416,743)
Outstanding recorded investment, net of impairment	$3,610,726	$3,948,734
(a) As of March 31, 2019, the outstanding recorded investment excludes $91.0 million of collateral-dependent bankruptcy TDRs that have been written down by $38.3 million to fair value less cost to sell. As of December 31, 2018, the outstanding recorded investment excludes $90.1 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at March 31, 2019 and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
	Retail Installment Contracts (a)
Principal, 30-59 days past due	$978,359	$1,265,946
Delinquent principal over 59 days	549,692	810,589
Total delinquent TDR principal	$1,528,051	$2,076,535
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

Average recorded investment and interest income recognized on TDR loans are as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$5,181,657	$6,194,844
Interest income recognized	$235,688	$293,787
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	Retail Installment Contracts
Outstanding recorded investment before TDR	$332,010	$584,448
Outstanding recorded investment after TDR	$332,630	$582,664
Number of contracts (not in thousands)	19,873	34,374
Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2019 and 2018 are summarized in the following table:

	Three Months Ended
	March 31, 2019	March 31, 2018
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$126,238	$195,265
Number of contracts (not in thousands)	7,572	11,540
(a) For TDR modifications and TDR modifications that subsequently defaults, the allowance methodology remains unchanged; however, the transition rates of the TDR loans are adjusted to reflect the respective risks.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding credit facilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2019	$37,484	$500,000	8.60%	$54,475	$—
Warehouse line	Various (a)	355,345	1,250,000	5.16%	511,875	—
Warehouse line (b)	August 2020	2,515,243	4,400,000	4.09%	3,311,763	4,274
Warehouse line	October 2020	775,177	2,050,000	5.16%	1,158,396	37
Repurchase facility (c)	May 2019	167,748	167,748	3.80%	235,540	—
Repurchase facility (c)	May 2019	119,169	119,169	3.04%	151,932	—
Warehouse line	November 2020	751,400	1,000,000	3.68%	1,088,648	—
Warehouse line	November 2020	261,620	500,000	3.57%	289,933	505
Warehouse line	October 2019	80,600	350,000	5.74%	89,781	581
Total facilities with third parties		5,063,786	10,336,917		6,892,343	5,397
Facilities with Santander and related subsidiaries:
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note (d)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Line of credit	July 2021	—	500,000	5.85%	—	—
Line of credit	March 2022	—	3,000,000	5.69%	—	—
Total facilities with Santander and related subsidiaries		3,500,000	7,000,000		—	—
Total revolving credit facilities		$8,563,786	$17,336,917		$6,892,343	$5,397

(a) One-half of the outstanding balance on this facility matures in May 2019 and remaining balance matures in March 2020.
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

(d)
In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of March 31, 2019 and December 31, 2018 was $3.1 million and $3.2 million, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

	December 31, 2018
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2019	$53,584	$500,000	8.34%	$78,790	$—
Warehouse line	Various	314,845	1,250,000	4.83%	458,390	—
Warehouse line	August 2020	2,154,243	4,400,000	3.79%	2,859,113	4,831
Warehouse line	October 2020	242,377	2,050,000	5.94%	345,599	120
Repurchase facility	April 2019	167,118	167,118	3.84%	235,540	—
Repurchase facility	March 2019	131,827	131,827	3.54%	166,308	—
Warehouse line	November 2020	1,000,000	1,000,000	3.32%	1,430,524	6
Warehouse line	November 2020	317,020	500,000	3.53%	359,214	525
Warehouse line	October 2019	97,200	350,000	4.35%	108,418	328
Total facilities with third parties		4,478,214	10,348,945		6,041,896	5,810
Facilities with Santander and related subsidiaries:
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	March 2019	300,000	300,000	4.09%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.38%	—	—
Line of credit	July 2021	—	500,000	4.34%	—	—
Line of credit	March 2019	—	3,000,000	4.97%	—	—
Total facilities with Santander and related subsidiaries		3,500,000	7,000,000		—	—
Total revolving credit facilities		$7,978,214	$17,348,945		$6,041,896	$5,810
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

Secured Structured Financings

The following table presents information regarding secured structured financings as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2014 Securitizations	January 2022 - April 2022	$210,870	$2,291,020	1.16%-1.27%	$276,026	$65,769
2015 Securitizations	April 2021 - January 2023	1,400,803	9,054,732	1.33%-2.29%	1,673,187	296,972
2016 Securitizations	April 2022- March 2024	1,913,327	7,462,790	1.63%-2.8%	2,482,363	295,114
2017 Securitizations	July 2022 - September 2024	3,787,585	9,296,570	1.35%-2.52%	5,321,553	385,897
2018 Securitizations	May 2022 - April 2026	8,292,523	12,039,840	2.41%-3.42%	10,749,495	602,036
2019 Securitizations	June 2025-June 2026	2,884,535	2,990,260	3.1%-3.34%	3,555,396	144,790
Public Securitizations (a)		18,489,643	43,135,212		24,058,020	1,790,578
2013 Private issuances	November 2020 - September 2024	1,172,833	2,044,054	1.28%-1.38%	2,426,570	1,835
2015 Private issuances	June 2019-September 2021	827,842	1,811,312	0.88%-2.8%	275,512	1,784
2016 Private issuances	August 2020 - Sept 2024	346,660	2,550,000	1.93%-2.86%	679,865	797
2017 Private issuances	April 2021 - Sept 2021	489,845	1,600,000	1.85%-2.44%	806,525	4,604
2018 Private issuance	June 2022-April 2024	4,767,573	4,536,002	2.42%-3.53%	6,395,457	23,716
2019 Private issuance	September 2022	985,916	1,000,000	3.34%	1,252,200	1,906
Privately issued amortizing notes (c)		8,590,669	13,541,368		11,836,129	34,642
Total secured structured financings		$27,080,312	$56,676,580		$35,894,149	$1,825,220
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company’s collateral overages of other issuances.
(c)All privately issued amortizing notes issued in 2014 were paid in full.
(d)Excludes securitizations which no longer has outstanding debt and excludes any incremental borrowings.

	December 31, 2018
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2014 Securitizations	January 2022 - April 2022	$246,989	$2,291,020	1.16% - 1.27%	$334,888	$65,028
2015 Securitizations	April 2021 - January 2023	1,651,411	9,054,732	1.33% - 2.29%	1,979,942	288,654
2016 Securitizations	April 2022 - March 2024	2,233,720	7,462,790	1.63% - 2.80%	2,876,141	285,300
2017 Securitizations	July 2022 - September 2024	4,385,029	9,296,570	1.35% - 2.52%	6,090,150	352,833
2018 Securitizations	May 2022 -April 2026	10,708,030	13,275,840	2.41% - 3.53%	13,631,783	549,899
Public Securitizations		19,225,179	41,380,952		24,912,904	1,541,714
2013 Private issuance	November 2020 - September 2024	1,507,241	2,044,054	1.28% - 1.38%	2,896,344	3,021
2015 Private issuances	June 2019 -September 2021	1,043,723	1,811,312	0.88% - 2.80%	350,212	2,215
2016 Private issuances	August 2020 - September 2024	454,280	2,550,000	1.93% - 2.86%	901,641	1,661
2017 Private issuances	April 2021 -September 2021	689,152	1,600,000	1.85% - 2.44%	1,037,263	5,716
2018 Private issuances	June 2022 - April 2024	3,981,955	3,300,002	2.42% - 3.17%	5,197,806	22,588
Privately issued amortizing notes		7,676,351	11,305,368		10,383,266	35,201
Total secured structured financings		$26,901,530	$52,686,320		$35,296,170	$1,576,915

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of March 31, 2019 and December 31, 2018, the Company had private issuances of notes backed by vehicle leases totaling $8,035,481 and $7,847,071, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $8,461 and $7,920 for the three months ended March 31, 2019 and 2018, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended March 31, 2019 and 2018 was $231,291 and $150,675, respectively.

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
For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Part II, Item 8 - Financial Statements and Supplementary Data (Note 7) in the 2018 Annual Report on Form 10-K.
On-balance sheet variable interest entities

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2019 and December 31, 2018, the Company was servicing $28,058,972 and $27,193,924, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Assets securitized	$4,928,462	$7,240,944

Net proceeds from new securitizations (a)	$3,962,618	$3,476,322
Net proceeds from retained bonds	17,306	211,610
Cash received for servicing fees (b)	208,325	215,790
Net distributions from Trusts (b)	592,769	545,152
Total cash received from Trusts	$4,781,018	$4,448,874

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three months ended March 31, 2018 the Company sold $1,475,253, of gross retail installment contracts to Santander in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $16,903, recorded in investment losses, net, in the accompanying consolidated statements of income. There were no sales during the three months ended March 31, 2019.
As of March 31, 2019 and December 31, 2018, the Company was servicing $3,631,317 and $4,072,843, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	March 31, 2019	December 31, 2018
SPAIN	$3,110,475	$3,461,793
Total serviced for related parties	3,110,475	3,461,793
Chrysler Capital securitizations	520,842	611,050
Total serviced for third parties	520,842	611,050
Total serviced for others portfolio	$3,631,317	$4,072,843
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Receivables securitized (a)	$—	$1,475,253

Net proceeds from new securitizations	$—	$1,474,820
Cash received for servicing fees	10,251	8,078
Total cash received from securitization trusts	$10,251	$1,482,898
(a) Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivatives financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company’s exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.

In addition, the Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2019 and December 31, 2018.
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,150,000	$11,323	$28,601	$(17,278)
Interest rate swap agreements not designated as hedges	2,110,000	1,329	6,409	(5,080)
Interest rate cap agreements	9,679,846	136,470	136,470	—
Options for interest rate cap agreements	9,679,846	(136,470)	—	(136,470)

	December 31, 2018
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$3,933,500	$36,489	$43,967	$(7,478)
Interest rate swap agreements not designated as hedges	2,270,200	9,423	11,553	(2,130)
Interest rate cap agreements	7,741,765	128,377	128,377	—
Options for interest rate cap agreements	7,741,765	(128,377)	—	(128,377)

See Note 13 for disclosure of fair value and balance sheet location of the Company’s derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2019 and December 31, 2018:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Received (a)	Financial Instruments received (c)	Net Amount
March 31, 2019
Interest rate swaps - third party (b)	$35,010	$(852)	$(3,878)	$30,280
Interest rate caps - third party	136,470	(48,289)	(71,771)	16,410
Total derivatives subject to a master netting arrangement or similar arrangement	171,480	(49,141)	(75,649)	46,690
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—		—
Total derivative assets	$171,480	$(49,141)	$(75,649)	$46,690
Total financial assets	$171,480	$(49,141)	$(75,649)	$46,690

December 31, 2018
Interest rate swaps - third party	55,520	(23,929)	—	31,591
Interest rate caps - third party	128,377	(72,830)	—	55,547
Total derivatives subject to a master netting arrangement or similar arrangement	183,897	(96,759)	—	87,138
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—
Total derivative assets	$183,897	$(96,759)	$—	$87,138
Total financial assets	$183,897	$(96,759)	$—	$87,138
(a) Cash collateral received is reported in Other liabilities or Due to affiliate, as applicable, in the consolidated balance sheet.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.
(c) These amounts represent financial instruments that are pledged to the Company for interest rate swaps, caps and back to back instruments. These amounts are not reflected in the accompanying consolidated balance sheet since the Company does not control or have the ability of rehypothecation of these instruments.

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged (a)	Financial Instruments pledged (a)	Net Amount
March 31, 2019
Interest rate swaps - third party	22,358	(16,374)	(5,984)	—
Back to back - third party	136,470	(105,997)	(30,473)	—
Total derivatives subject to a master netting arrangement or similar arrangement	158,828	(122,371)	(36,457)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—		—
Total derivative liabilities	$158,828	$(122,371)	$(36,457)	$—
Total financial liabilities	$158,828	$(122,371)	$(36,457)	$—

December 31, 2018
Back to back - Santander & affiliates	9,608	(9,608)	—	—
Back to back - third party	128,377	(128,377)	—	—
Total derivatives subject to a master netting arrangement or similar arrangement	137,985	(137,985)	—	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—
Total derivative liabilities	$137,985	$(137,985)	$—	$—
Total financial liabilities	$137,985	$(137,985)	$—	$—
(a) Cash collateral pledged and financial instruments pledged is reported in Other assets, Restricted cash and cash equivalents, or Due from affiliate, as applicable, in the consolidated balance sheet. In certain instances, the Company is over-collateralized since the actual amount of cash pledged as collateral exceeds the associated financial liability. As a result, the actual amount of cash collateral pledged that is reported in Other assets, Restricted cash and cash equivalents, or Due from affiliates may be greater than the amount shown in the table above.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(14,793)	$13,040

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	5,401

	Three Months Ended March 31, 2018
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$26,429	$4,578

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	(9,717)

The Company estimates that approximately $23,659 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.    Other Assets
Other assets were comprised as follows:

	March 31, 2019	December 31, 2018
Vehicles (a)	$353,123	$342,097
Manufacturer subvention payments receivable (b)	100,099	106,313
Upfront fee (b)	61,250	65,000
Derivative assets at fair value (c)	171,480	183,897
Derivative-third party collateral	177,152	150,783
Operating leases (Right-of-use-assets)	64,822	—
Available-for-sale debt securities	42,733	—
Prepaids	26,696	29,080
Accounts receivable	34,217	28,511
Other	23,047	57,666
Other assets	$1,054,619	$963,347

(a)	Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.

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

Operating Leases (SC as Lessee)

The Company has entered into various operating leases, primarily for office space. Operating leases are included within other assets as operating lease ROU assets and other liabilities within our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.

Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to 15 years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Supplemental information relating to these operating leases is as follows:

March 31, 2019
Operating leases-right of use assets	$64,822
Other liabilities	88,206
Weighted average lease term	6.8 years
Weighted average discount rate	3.40%

Lease expense incurred totaled $3,466 and $2,559 for the three months ended March 31, 2019 and 2018, respectively, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $4,176 during the three months ended March 31, 2019.

The maturity of lease liabilities at March 31, 2019 are as follows:

2019	$12,470
2020	16,465
2021	12,940
2022	12,283
2023	12,393
Thereafter	32,270
Total	$98,821
Less: Interest	(10,615)
Present value of lease liabilities	$88,206

Operating lease payments exclude $1.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

Available-for-sale debt securities

Debt securities expected to be held for an indefinite period of time are classified as available-for-sale (“AFS”) and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes.

Realized gains and losses on sales of investment securities are recognized on the trade date and are determined using specific identification method and is included in earnings within Investment gain (losses) on sale of securities. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS as of March 31, 2019:

	March 31, 2019
	Amortized cost	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$42,122	$611	$—	$42,733

Contractual Maturities
The contractual maturities of available-for-sale debt instruments are summarized in the following table.

	Amortized cost	Fair value
Due within one year	$5,812	$5,997
Due after one year but within 5 years	36,310	36,736
Total	$42,122	$42,733

The Company did not record any other-than-temporary impairment related to its AFS securities for the three months ended March 31, 2019.

9.	Income Taxes
The Company recorded income tax expense of $89,764 (26.6% effective tax rate) and $58,052 (19.2% effective tax rate) during the three months ended March 31, 2019 and 2018, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $2,594 and $734 at March 31, 2019 and December 31, 2018, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2018 and March 31, 2019, the Company has no earnings that are considered indefinitely reinvested.

The Company applies an aggregate portfolio approach whereby disproportionate income tax effects from accumulated other comprehensive income are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.
Significant judgment is required in evaluating and reserving for uncertain tax positions. Although management believes adequate reserves have been established for all uncertain tax positions, the final outcomes of these matters may differ. Management does not believe the outcome of any uncertain tax position, individually or combined, will have a material effect on the Company’s business, financial position or results of operations. The reserve for uncertain tax positions, as well as associated penalties and interest, is a component of the income tax provision.

10.	Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2019 and December 31, 2018, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2019	December 31, 2018
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$13,254	$7,001
Agreement with Bank of America	Servicer performance fee	5,980	6,353
Agreement with CBP	Loss-sharing payments	3,340	3,708
Other Contingencies	Consumer arrangements	2,999	2,138
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	106,900	97,700

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. The Company had accrued $13,254 and $7,001 at March 31, 2019 and December 31, 2018, respectively, related to these obligations.
The Chrysler Agreement requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The Chrysler Agreement also requires that Santander maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company’s meeting specified escalating penetration rates for the first five years of the agreement. The Company did not meet these penetration rates. Also, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. If FCA exercises its equity option, the Chrysler Agreement were to terminate, or the Company otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to the Company’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of its portfolio, liquidity, funding and growth, and the Company’s ability to implement its business strategy could be materially adversely affected.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $5,980 and $6,353 at March 31, 2019 and December 31, 2018, respectively, related to this obligation.
Agreement with CBP
Until May 1, 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $3,340 and $3,708 at March 31, 2019 and December 31, 2018, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $2,999 and $2,138 at March 31, 2019 and December 31, 2018, respectively, for other miscellaneous contingencies.
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

As of March 31, 2019, the Company has accrued aggregate legal and regulatory liabilities of $106,900. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $71,000 as of March 31, 2019. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

•Feldman Lawsuit: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the Feldman Lawsuit). The Feldman Lawsuit names as defendants, certain of its current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s nonprime vehicle lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

•Parmelee Lawsuit: The Company is a defendant in two purported securities class actions lawsuits that were filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. The complaint alleges that the Company violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods. In March 2017, the Company filed a motion to dismiss the lawsuit. In January 2018, the court granted the Company’s motion as to defendant Ismail Dawood (the Company’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, the lead plaintiff filed an unopposed motion for preliminary approval of a class action settlement of the lawsuit for a cash payment of $9,500. In September 2018, the court entered an order granting the motion for preliminary approval of the settlement of the lawsuit. A final settlement approval hearing is scheduled for May 2019.

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
Agreements

•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of March 31, 2019 and December 31, 2018, the total unused credit available to customers was $2.8 billion and $3.1 billion respectively. In 2019, the Company purchased $0.3 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In 2018, the Company purchased $1.2 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, the Company purchased $24,239 of receivables related to newly opened customer accounts during the three months ended March 31, 2019.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2019 and December 31, 2018, the Company was obligated to purchase $9,233 and $15,356, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20% of new accounts subsequently originated.

•SBNA

The Company also has agreements with SBNA to service recreational and marine vehicle portfolios. These agreements call for a periodic retroactive adjustment, based on cumulative return performance, of the servicing fee rate to inception of the contract. There were no adjustments for the three months ended March 31, 2019 and March 31, 2018.

The Company provided SBNA with the first right to review and approve consumer vehicle lease applications, subject to volume constraints, under terms of a flow agreement that was terminated in 2015. In 2015, the Company additionally agreed to indemnify SBNA for residual losses, up to a cap, on certain leases originated under the flow agreement for which SBNA and the Company had differing residual value expectations at lease inception. As of March 31, 2019 and December 31, 2018, the Company had a recorded liability of zero and $39, respectively, related to the residual losses covered under the agreement.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2019, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.

In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis . However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of March 31, 2019 and December 31, 2018, not subject to market price check was $52,231 and $63,975, respectively.

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines/letters of credit for the three months ended March 31, 2019 and 2018, was as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Line of credit agreement with Santander - New York Branch (a)	$—	$4,367
Debt facilities with SHUSA (Note 5)	44,881	35,846
(a) Through its New York branch, Santander provided the Company with revolving credit facilities. During the year ended December 31, 2018 these facilities were terminated.
Accrued interest for affiliate lines/letters of credit at March 31, 2019 and December 31, 2018, was as follows:

	March 31, 2019	December 31, 2018
Line of credit agreement with Santander - New York Branch (Note 5)	$—	$—
Debt facilities with SHUSA (Note 5)	20,399	19,928

In 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of zero and $2,048 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had $1,922 of related fees payable to Santander.
Derivatives
There were no derivative financial instruments with Santander and affiliates outstanding as of March 31, 2019 and December 31, 2018. Interest and mark-to-market adjustments on previously outstanding derivative financial instruments with Santander and its affiliates totaled $238 and $229 for the three months ended March 31, 2019 and 2018, respectively.
Lease origination and servicing agreement
Servicing fee income recognized on leases serviced for SBNA totaled $4 and $781 for the three months ended March 31, 2019 and 2018, respectively.
Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $407 and $1,039 for the three months ended March 31, 2019 and 2018, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Total serviced portfolio	$355,280	$383,246
Cash collections due to owner	20,411	14,920
Servicing fees receivable	628	601
Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company origination fee and annual renewal fee for each loan originated under the agreement. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of March 31, 2019 and December 31, 2018 for such advances.
Other information related to the above transactions with SBNA as of March 31, 2019 and December 31, 2018 is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Origination and renewal fee income from SBNA (a)	$1,223	$840
Servicing fees expenses charged by SBNA (b)	13	20
(a) As of March 31, 2019 and December 31, 2018, the Company had origination and renewal fees receivable from SBNA of $416 and $385, respectively.
(b) As of March 31, 2019 and December 31, 2018, the Company had $6 and $19, respectively, of servicing fees payable to SBNA, respectively.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $4,667 and $5,908 related to such originations as of March 31, 2019 and December 31, 2018, respectively.

The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of March 31, 2019 and December 31, 2018, the unamortized fee balance was $3,825 and $4,050, respectively. The Company recognized $225 and $225 of income related to the referral fee for the three months ended March 31, 2019 and 2018, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three months ended March 31, 2019, the Company facilitated the purchase of $1 billion of retail installment contacts, respectively. The Company recognized origination/referral fee and servicing fee income of $6,556 and $2,881, respectively, for the three months ended March 31, 2019 of which $3,226 is receivable as of March 31, 2019.

Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses of $49 and $187 for these services during the three months ended March 31, 2019 and 2018, respectively.
Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement.
Other information relating to SPAIN securitization platform for the three months ended March 31, 2019 and March 31, 2018 is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Servicing fee income	$8,431	$4,792
Loss (Gain) on sale, excluding lower of cost or market adjustments (if any)	—	16,903
Servicing fee receivable as of March 31, 2019 and December 31, 2018 was $2,690 and $2,983 respectively. The Company had $15,769 and $15,968 of collections due to Santander as of March 31, 2019 and December 31, 2018, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint bookrunner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended March 31, 2019 and 2018, totaled $814 and $710, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.
CEO and other employee compensation
In 2017, the Board of the Company announced the appointment of Scott Powell as President and CEO. During the three months ended March 31, 2019, the Company accrued $1,072 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.

In addition, certain employees of the Company and SHUSA, provide services to each other. For the three months ended March 31, 2019, the Company owed SHUSA approximately $2,000 and SHUSA owed the Company approximately $575 for such services.

Other related-party transactions

The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended March 31, 2019 and 2018, the Company recorded $44 and $41 respectively, in sublease revenue on this property.

The Company’s wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of March 31, 2019 and December 31, 2018, SCI had cash of $6,655 and $8,862, respectively, on deposit with Banco Santander Puerto Rico.
The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of March 31, 2019 and December 31, 2018, the Company had a balance of $31,545 and $92,774, respectively, in these accounts.

Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of March 31, 2019, the activities associated with the program were insignificant.

Effective 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred and paid for totaled $379 and $379 for the three months ended March 31, 2019 and 2018.

Santander Global Tech, (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $195 and zero for the three months ended March 31, 2019 and 2018, respectively.

The Company partners with SHUSA to place Cyber Liability Insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $108 and $92 for the three months ended March 31, 2019 and 2018, respectively. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $195 and $163 for the three months ended March 31, 2019 and 2018.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (EPS) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of diluted EPS excludes 168,728 and 284,951 employee stock options and zero RSUs for the three months ended March 31, 2019 and 2018, respectively, as the effect of exercise or settlement of those securities would be anti-dilutive.

The following table represents EPS numbers for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Earnings per common share
Net income	$247,503	$244,615
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	351,515	360,703
Weighted average number of participating restricted common shares outstanding (in thousands)	—	—
Weighted average number of common shares outstanding (in thousands)	351,515	360,703
Earnings per common share	$0.70	$0.68
Earnings per common share - assuming dilution
Net income	$247,503	$244,615
Weighted average number of common shares outstanding (in thousands)	351,515	360,703
Effect of employee stock-based awards (in thousands)	537	914
Weighted average number of common shares outstanding - assuming dilution (in thousands)	352,052	361,617
Earnings per common share - assuming dilution	$0.70	$0.68

13.	Fair Value of Financial Instruments
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2019 and December 31, 2018, and the level within the fair value hierarchy:

	March 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$76,272	$76,272	$76,272	$—	$—
Finance receivables held for investment, net (b)	25,417,594	26,413,532	—	—	26,413,532
Restricted cash and cash equivalents (a)	2,414,653	2,414,653	2,414,653	—	—
Total	$27,908,519	$28,904,457	$2,490,925	$—	$26,413,532
Liabilities:
Notes payable — credit facilities (c)	$5,063,786	$5,063,786	$—	$—	$5,063,786
Notes payable — secured structured financings (d)	27,080,312	27,245,983	—	18,332,662	8,913,321
Notes payable — related party (e)	3,503,055	3,511,805	—	—	3,511,805
Total	$35,647,153	$35,821,574	$—	$18,332,662	$17,488,912

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$148,436	$148,436	$148,436	$—	$—
Finance receivables held for investment, net (b)	24,914,833	26,037,559	—	—	26,037,559
Restricted cash and cash equivalents (a)	2,102,048	2,102,048	2,102,048	—	—
Total	$27,165,317	$28,288,043	$2,250,484	$—	$26,037,559
Liabilities:
Notes payable — credit facilities (c)	$4,478,214	$4,478,214	$—	$—	$4,478,214
Notes payable — secured structured financings (d)	26,901,530	26,994,912	—	17,924,867	9,070,045
Notes payable — related party (e)	3,503,293	3,438,543	—	—	3,438,543
Total	$34,883,037	$34,911,669	$—	$17,924,867	$16,986,802

(a)
Cash and cash equivalents and restricted cash and cash equivalents — The carrying amount of cash and cash equivalents, including restricted cash and cash equivalents, is at an approximated fair value as the instruments mature within 90 days or less and bear interest at market rates.

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

•
Finance lease receivables — Finance lease receivables are carried at gross investments, net of unearned income and allowance for lease losses. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.

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

(d)
Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market observable prices and spreads for the Company’s publicly traded debt and market observed prices of similar notes issued by the Company, or recent market transactions involving similar debt with similar credit risks, which are considered level 2 inputs. The estimated fair value of notes payable related to privately issued amortizing notes is calculated based on a combination of credit enhancement review, discounted cash flow analysis and review of market observable spreads for similar liabilities. In conducting this analysis, the Company uses significant unobservable inputs on key assumptions, including historical default rates, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations, which are considered level 3 inputs.

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

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and the level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$136,470	$—	$136,470	$—
Other assets — cash flow hedging interest rate swaps (a)	28,601	—	28,601	—
Other assets — trading interest rate swaps (a)	6,409	—	6,409	—
Other assets — available-for-sale-debt securities (b)	42,733	—	42,733	—
Other liabilities — trading options for interest rate caps (a)	136,470	—	136,470	—
Other liabilities — cash flow hedging interest rate swaps (a)	17,278	—	17,278	—
Other liabilities — trading interest rate swaps (a)	5,080	—	5,080	—
Retail installment contracts acquired individually (c)	11,195	—	—	11,195

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$128,377	$—	$128,377	$—
Other assets — cash flow hedging interest rate swaps (a)	43,967	—	43,967	—
Other assets — trading interest rate swaps (a)	11,553	—	11,553	—
Other liabilities — trading options for interest rate caps (a)	128,377	—	128,377	—
Other liabilities — cash flow hedging interest rate swaps (a)	7,478	—	7,478	—
Other liabilities — trading interest rate swaps (a)	2,130	—	2,130	—
Retail installment contracts acquired individually (c)	13,509	—	—	13,509

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

(b)
The Company's available-for-sale debt securities includes U.S. Treasury securities that are valued utilizing observable market quotes. The Company obtains vendor trading platform data (actual prices) from a number of live data sources, including active market makers and interdealer brokers and therefore, classified as Level 2.

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Balance — beginning of period	$13,509	$22,124
Additions / issuances	—	1,349
Net collection activities	(2,654)	(5,594)
Gains recognized in earnings	340	971
Balance — end of period	$11,195	$18,850

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2019 and 2018. There were no amounts transferred into or out of Level 3 during the three months ended March 31, 2019 and 2018.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the three months ended March 31, 2019
Other assets — vehicles (a)	353,123	$—	$353,123	$—	$—
Personal loans held for sale (b)	974,017	—	—	974,017	67,691
Auto loans impaired due to bankruptcy (c)	169,928	—	169,928	—	4,410

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2018
Other assets — vehicles (a)	$342,097	$—	$342,097	$—	$—
Personal loans held for sale (b)	1,068,757	—	—	1,068,757	367,219
Retail installment contracts held for sale	—	—	—	—	15,098
Auto loans impaired due to bankruptcy (c)	189,114	—	189,114	—	18,083
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
(c) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices.
Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018:

Financial Instruments	Fair Value at March 31, 2019	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$11,195	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$974,017	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%

			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

Financial Instruments	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$13,509	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,068,757	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%

			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

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
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero and zero recorded for the three months ended March 31, 2019 and 2018, respectively. The Company recognized $5,987 and $4,208 related to stock options and restricted stock units within compensation expense for the three months ended March 31, 2019 and 2018, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	645,376	$13.15	4.0	$3,682
Granted	—	—	—	—
Exercised	(83,312)	9.49	—	924
Expired	—	—	—	—
Forfeited	—	—	—	—
Other (a)	1,480	9.21	—	—
Options outstanding at March 31, 2019	563,544	13.68	3.8	4,493
Options exercisable at March 31, 2019	$497,569	12.82	3.6	$4,337
(a) Represents stock options that were reinstated.

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers’ and employees’ variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Under the Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three or five years and subject to the achievement of certain performance conditions as applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. In addition, the Company grants RSUs to certain officers and employees as part of variable compensation and these RSUs vest over three years. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first stockholder meeting following the grant date. RSUs are valued based upon the fair market value on the date of the grant.
A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	698,799	$14.53	1.1	$12,292
Granted	462,680	20.77	—	—
Vested	(438,285)	17.57	—	9,098
Forfeited/canceled	(89)	16.12	—	—
Unvested as of March 31, 2019	723,105	16.76	1.5	$15,279

15.	Shareholders’ Equity
Share Repurchases and Treasury Stock
In July 2018, the Board approved purchases by the Company of up to $200 million, excluding commissions, of its outstanding common stock through June 2019.

During the year ended December 31, 2018, the Company purchased 9,473,955 shares of its common stock under its share repurchase program at a cost of approximately $182 million, excluding commissions. In January 2019, the Company purchased the remaining $18 million in share purchases by purchasing 965,430 shares at an average price of $18.40 per share.
The Company had 10,691,387 and 9,725,957 shares of treasury stock outstanding, with a cost of $205,710 and $187,930 as of March 31, 2019, and December 31, 2018, respectively. Prior to the IPO, the Company repurchased 3,154 shares as a result of an employee leaving the Company. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the three months ended March 31, 2019. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Beginning balance, unrealized gains (losses)	$33,515	$44,262
Other comprehensive income (loss) before reclassifications (gross)	(10,680)	22,919
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	(9,897)	(3,970)
Ending balance, unrealized gains (losses)	$12,938	$63,211
Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2019 and 2018 consist of the following:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(13,040)	Interest expense	$(4,578)	Interest expense
Available for sale-debt securities	—	Investment gain/loss	—	Investment gain/loss
Tax expense (benefit)	3,143		608
Net of tax	$(9,897)		$(3,970)

Dividends
The Company paid a cash dividend of $0.20 per share in February 2019 and has declared a cash dividend of $0.20 per share, to be paid on May 20, 2019, to shareholders of record as of the close of business on May 10, 2019.

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

Investment gains (losses), net was comprised of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Gain (loss) on sale of loans and leases	$—	$(16,696)
Lower of cost or market adjustments	(67,691)	(70,499)
Other gains, (losses and impairments), net	594	675
	$(67,097)	$(86,520)

The lower of cost or market adjustments for the three months ended March 31, 2019 and 2018 included $109,154 and $105,774 in customer default activity, respectively, and net favorable adjustments of $41,463 and $35,275, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, most of which has been classified as held for sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q should be read in conjunction with the 2018 Annual Report on Form 10-K and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “SEC Filings.” The Company’s filings with the SEC and other information may also be accessed at the SEC’s website at www.sec.gov.
Overview

Santander Consumer USA Holdings Inc. was formed in 2013 as a corporation in the state of Delaware and is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of March 31, 2019, approximately 69.8%) by SHUSA, a wholly-owned subsidiary of Santander.
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
The Company’s average penetration rate for the three months ended March 31, 2019 was 31%, an increase from 28% for the same period in 2018. The Company’s penetration rate has been constrained due to a more competitive landscape and low interest rates, causing its subvented loan offers not to be materially more attractive than other lenders’ offers. Chrysler Capital continues to be a focal point of the Company’s strategy, the Company continues to work with FCA to improve penetration rates, and the Company remains committed to the Chrysler Agreement.

The Company has dedicated financing facilities in place for its Chrysler Capital business worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. The Company has partnered with FCA to roll out pilot programs, including a dealer rewards program and a nonprime subvention program. During the three months ended March 31, 2019, the Company originated $2.4 billion in Chrysler Capital loans which represented 61% of total retail installment contract originations (unpaid principal balance), with an approximately even share between prime and non-prime, as well as $2.0 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by the Company during the three months ended March 31, 2019 were under the Chrysler Capital Agreement. Since its May 2013 launch, Chrysler Capital has originated more than $55.5 billion in retail loans (excludes SBNA originations program) and $35.3 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for an affiliate. As of March 31, 2019, the Company’s carrying value of auto retail installment contract portfolio consisted of $9.2 billion of Chrysler Capital loans, which represents 36% of the Company’s carrying value of auto retail installment contract portfolio.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has several relationships through which it has provided personal loans, private-label credit cards and other consumer finance products. In 2015, the Company announced a planned exit from the personal lending business.
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
Economic and Business Environment

Unemployment rates continue to be at low levels of 3.8% as reported by the Bureau of Labor Statistics for March 31, 2019. The Federal Reserve maintained its federal funds rate range of 2.25% to 2.5% in March 2019.

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

The following table shows the percentage of unpaid principal balance on the Company’s retail installment contracts by state concentration. Total unpaid principal balance of retail installment contracts held for investment was $28,849,755 and $28,463,236 at March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019	December 31, 2018
	Retail Installment Contracts Held for Investment
Texas	17%	17%
Florida	11%	11%
California	9%	9%
Georgia	6%	6%
Illinois	4%	4%
North Carolina	4%	4%
New York	4%	4%
Pennsylvania	3%	3%
Louisiana	2%	2%
Ohio	2%	2%
South Carolina	2%	2%
Other States	36%	36%
	100%	100%

Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the FTC, the DOJ and by regulatory agencies in each state in which the Company is licensed. In addition, the Company is directly and indirectly, through its relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the European Central Bank, and the Federal Reserve, which have the ability to limit certain of the Company’s activities, such as the timing and amount of dividends and certain transactions that the Company might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Company’s growth.
Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A - Risk Factors of the 2018 Annual Report on Form 10-K.
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

•
Other income — The Company’s flow agreements have resulted in a large portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. The Company monitors the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of the Company’s personal lending portfolio as held for sale upon the decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of other income (losses).

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

Corrections to Previously Reported Amounts
As previously mentioned in Footnote 1 - Description of Business, the Company identified and corrected two immaterial errors. The Company included the impact of these errors on the material accounts and disclosures presented in the financial statements within Footnote 1. The impact of these errors on other material items included within Management’s Discussion and Analysis section are as follows:

•	Delinquency ratios

	As of March 31, 2018
	Reported	Corrections	Revised
Delinquent principal, 30-59 days past due	8.6%	0.3%	8.9%
Delinquent principal over 59 days	4.2%	0.2%	4.4%

•	Other ratios

	Three months ended March 31, 2018
	Reported	Corrections	Revised
Net Charge-off ratio	8.3%	—%	8.3%

Yield on individually acquired retail installment contracts	15.2%	0.8%	16.0%

First Quarter 2019 Summary of Results
Key highlights of the Company’s performance in the first quarter of 2019 included:

•	Total auto originations of $6.0 billion, down 5.6% from $6.3 billion originated in the same quarter in 2018;

•	Net finance and other interest income of $1.1 billion, up 5.1% compared to the same quarter in 2018;

•	Return on average assets of 2.2%, down from 2.5% compared to the same quarter in 2018;

•	Common equity tier 1 (CET1) ratio of 15.8%, down 119 bps compared to the same quarter in 2018; and

•	Net leased vehicle income of $206 million, up 41.2% compared to the same quarter in 2018.

Volume
The Company’s originations of individually acquired loans and leases, including revolving loans, average APR, and discount during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$4,026,327	$3,866,494
Average APR	17.2%	16.1%
Average FICO® (a)	593	611
Discount	(0.1)%	0.3%

Personal loans (b)	$288,557	$273,328
Average APR	29.7%	26.0%

Leased vehicles	$1,963,580	$2,093,604

Finance lease	$3,308	$2,398
Total originations retained	$6,281,772	$6,235,824

Sold Originations
Retail installment contracts	$—	$386,956
Average APR	—%	6.8%
Average FICO® (c)	—	732

Total originations	$6,281,772	$6,622,780

(a)
Unpaid principal balance excluded from the weighted average FICO score is $493 million and $461 million for the three months ended March 31, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $106 million and $54 million, respectively, were commercial loans.

(b)	Included in the total origination volume is $24 million and $17 million for the three months ended March 31, 2019 and 2018, respectively, related to newly opened accounts.

(c)
Unpaid principal balance excluded from the weighted average FICO score is zero and $32 million for the three months ended March 31, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero and $20 million, respectively, were commercial loans.

Total originations (excluding SBNA Originations Program) decreased $356 million, or 5.6%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. The Company’s initiatives to improve our pricing as well as dealer and customer experience has increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

SBNA Originations Program
Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three months ended March 31, 2019, the Company facilitated the purchase of $1 billion of retail installment contacts.

The Company’s originations of individually acquired retail installment contracts and leases by vehicle type during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,555,114	38.6%	$1,544,947	36.3%
Truck and utility	2,322,091	57.7%	2,213,400	52.0%
Van and other (a)	149,122	3.7%	495,103	11.7%
	$4,026,327	100.0%	$4,253,450	100.0%
Leased vehicles
Car	$106,502	5.4%	$158,869	7.6%
Truck and utility	1,802,755	91.8%	1,658,957	79.2%
Van and other (a)	54,323	2.8%	275,778	13.2%
	$1,963,580	100.0%	$2,093,604	100.0%
Total originations by vehicle type
Car	$1,661,616	27.7%	$1,703,816	26.8%
Truck and utility	4,124,846	68.9%	3,872,357	61.0%
Van and other (a)	203,445	3.4%	770,881	12.2%
	$5,989,907	100.0%	$6,347,054	100.0%
(a) Other primarily consists of commercial vehicles.
The Company’s asset sales for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts	$—	$1,475,253
Average APR	—%	6.5%
Average FICO®	—	727

Total asset sales	$—	$1,475,253

There were no asset sales for the three months ended March 31, 2019, since it has been replaced with SBNA origination program.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts
Car	$12,826,449	44.5%	$13,011,925	45.7%
Truck and utility	14,835,476	51.4%	14,266,757	50.1%
Van and other (a)	1,187,830	4.1%	1,184,554	4.2%
	$28,849,755	100.0%	$28,463,236	100.0%

Leased vehicles
Car	$1,494,104	9.6%	$1,590,621	10.5%
Truck and utility	13,434,910	86.1%	12,899,955	84.8%
Van and other (a)	677,428	4.3%	728,737	4.7%
	$15,606,442	100.0%	$15,219,313	100.0%

Total by vehicle type
Car	$14,320,553	32.2%	$14,602,546	33.4%
Truck and utility	28,270,386	63.6%	27,166,712	62.2%
Van and other (a)	1,865,258	4.2%	1,913,291	4.4%
	$44,456,197	100.0%	$43,682,549	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted dealer discount of the Company’s held for investment portfolio as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts (a)	$28,849,755	$28,463,236
Average APR	16.8%	16.7%
Discount	0.7%	0.8%

Personal loans	$1,952	$2,637
Average APR	31.7%	31.7%

Receivables from dealers	$13,169	$14,710
Average APR	4.0%	4.1%

Leased vehicles	$15,606,442	$15,219,313

Finance leases	$20,669	$19,344
(a) Of this balance as of March 31, 2019, $3.9 billion, $11.7 billion, $4.9 billion, and $3.7 billion was originated during the three months ended March 31, 2019, and the years ended 2018, 2017, and 2016, respectively.

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

The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.4% to 11.0% as of March 31, 2019, and 6.1% to 10.5% as of March 31, 2018. The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

For individually acquired retail installment contracts, personal loans, finance leases, and receivables from dealers, the Company also establishes a credit loss allowance for the estimated losses inherent in the portfolio. The Company estimates probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions such as unemployment rates. For loans within these portfolios that are classified as TDRs, impairment is measured based on the present value of expected future cash flows discounted at the original effective interest rate. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell.

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
Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchased pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools for which it was probable at acquisition that not all contractually required payments would be collected, during the three months ended March 31, 2019 and 2018. However, during the three months ended March 31, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of zero, and for the three months ended March 31, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of zero and $42,996, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company’s existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended
	March 31, 2019	March 31, 2018
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	1,156,023	$1,076,319
Interest on purchased receivables portfolios	1,413	2,841
Interest on receivables from dealers	122	120
Interest on personal loans	96,022	89,260
Interest on finance receivables and loans	1,253,580	1,168,540
Net leased vehicle income	205,541	145,595
Other finance and interest income	10,247	7,137
Interest expense	334,382	241,028
Net finance and other interest income	1,134,986	1,080,244
Provision for credit losses	550,879	510,341
Profit sharing	6,968	4,377
Other income	51,085	25,053
Operating expenses	290,957	287,912
Income before tax expense	337,267	302,667
Income tax expense	89,764	58,052
Net income	$247,503	$244,615
Share Data
Weighted-average common shares outstanding
Basic	351,515,464	360,703,234
Diluted	352,051,887	361,616,732
Earnings per share
Basic	$0.70	$0.68
Diluted	$0.70	$0.68
Dividend paid per common share	$0.20	$0.05
Balance Sheet Data
Finance receivables held for investment, net	25,598,716	$22,551,646
Finance receivables held for sale, net	974,017	1,611,535
Goodwill and intangible assets	115,256	105,144
Total assets	45,045,906	40,028,740
Total borrowings	35,647,153	31,305,159
Total liabilities	37,887,376	33,315,209
Total equity	7,158,530	6,713,532
Allowance for credit losses	3,176,250	3,320,821

	Three Months Ended
	March 31, 2019	March 31, 2018
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$615,204	$541,283
Charge-offs, net of recoveries, on purchased receivables portfolios	—	(428)
Charge-offs, net of recoveries, on personal loans	239	749
Charge-offs, net of recoveries, on finance leases	172	306
Total charge-offs, net of recoveries	615,615	541,910
End of period delinquent principal over 59 days, individually acquired retail installment contracts held for investment	1,224,289	1,160,154
End of period personal loans delinquent principal over 59 days	165,220	162,061
End of period delinquent principal over 59 days, loans held for investment	1,225,807	1,162,311
End of period assets covered by allowance for credit losses	28,857,519	26,124,390
End of period gross individually acquired retail installment contracts held for investment	28,821,729	26,081,986
End of period gross personal loans	1,393,403	1,387,713
End of period gross finance receivables and loans held for investment	28,864,876	26,141,811
End of period gross finance receivables, loans, and leases held for investment	44,491,987	37,816,402
Average gross individually acquired retail installment contracts held for investment	28,595,315	26,006,518
Average gross personal loans held for investment	2,317	6,010
Average gross individually acquired retail installment contracts held for investment and held for sale	28,595,315	26,915,621
Average gross purchased receivables portfolios	29,283	41,209
Average gross receivables from dealers	13,598	15,651
Average gross personal loans	1,466,300	1,459,308
Average gross finance leases	20,018	22,474
Average gross finance receivables and loans	30,124,514	28,454,263
Average gross operating leases	15,425,190	11,441,789
Average gross finance receivables, loans, and leases	45,549,704	39,896,052
Average managed assets	54,433,129	48,516,758
Average total assets	44,488,868	39,677,593
Average debt	35,261,121	31,208,250
Average total equity	7,052,703	6,566,933
Ratios
Yield on individually acquired retail installment contracts	16.2%	16.0%
Yield on purchased receivables portfolios	19.3%	27.6%
Yield on receivables from dealers	3.6%	3.1%
Yield on personal loans (1)	26.2%	24.5%
Yield on earning assets (2)	12.9%	13.2%
Cost of debt (3)	3.8%	3.1%
Net interest margin (4)	10.0%	10.8%
Expense ratio (5)	2.1%	2.4%
Return on average assets (6)	2.2%	2.5%
Return on average equity (7)	14.0%	14.9%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.6%	8.3%
Net charge-off ratio on purchased receivables portfolios (8)	—%	(4.2)%
Net charge-off ratio on personal loans (8)	41.3%	49.9%
Net charge-off ratio (8)	8.6%	8.3%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.2%	4.4%
Delinquency ratio on personal loans, end of period (9)	11.9%	11.7%
Delinquency ratio on loans held for investment, end of period (9)	4.2%	4.4%
Equity to assets ratio (10)	15.9%	16.8%
Tangible common equity to tangible assets (10)	15.7%	16.6%
Common stock dividend payout ratio (11)	28.4%	7.4%
Allowance ratio (12)	11.0%	12.7%
Common Equity Tier 1 capital ratio (13)	15.8%	17.0%

(1)	Includes finance and other interest income; excludes fees.

(2)	“Yield on earning assets” is defined as the ratio of annualized Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	“Cost of debt” is defined as the ratio of annualized Interest expense to Average debt.

(4)	“Net interest margin” is defined as the ratio of annualized Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	“Expense ratio” is defined as the ratio of annualized Operating expenses to Average managed assets.

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets.

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity.

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 59 days to End of period gross balance of the respective portfolio, excludes capital leases.

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company’s capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
	(Dollar amounts in thousands)
Total equity	$7,158,530	$6,713,532
Deduct: Goodwill and intangibles	115,256	105,144
Tangible common equity	$7,043,274	$6,608,388

Total assets	$45,045,906	$40,028,740
Deduct: Goodwill and intangibles	115,256	105,144
Tangible assets	$44,930,650	$39,923,596

Equity to assets ratio	15.9%	16.8%
Tangible common equity to tangible assets	15.7%	16.6%

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company’s shareholders.

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)	“Common Equity Tier 1 Capital ratio” is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	March 31, 2019	March 31, 2018
Total equity	$7,158,530	$6,713,532
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	163,444	169,870
Deduct: Accumulated other comprehensive income (loss), net	12,938	63,211
Tier 1 common capital	$6,982,148	$6,480,451
Risk weighted assets (a)	$44,260,896	$38,191,687
Common Equity Tier 1 capital ratio (b)	15.8%	17.0%

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

(b)	CET1 is calculated under Basel III regulations required since January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended March 31,
	2019			2018
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,595,315	$1,156,023	16.2%	$26,915,621	$1,076,319	16.0%
Purchased receivables	29,283	1,413	19.3%	41,209	2,841	27.6%
Receivables from dealers	13,598	122	3.6%	15,651	120	3.1%
Personal loans	1,466,300	96,022	26.2%	1,459,308	89,260	24.5%
Finance lease receivables	20,018	365	7.3%	22,474	558	9.9%
Finance receivables	30,124,514	1,253,945	16.8%	28,454,263	1,169,098	16.4%
Leased vehicles, net	15,425,190	205,541	5.3%	11,441,789	145,595	5.1%
Other assets	2,156,750	9,882	1.8%	3,152,001	6,579	0.8%
Allowance for credit losses	(3,217,586)	—	—	(3,370,460)	—	—
Total assets	$44,488,868	$1,469,368		$39,677,593	$1,321,272
Liabilities and equity
Liabilities:
Notes payable	$35,261,121	$334,382	3.8%	$31,208,250	$241,028	3.1%
Other liabilities	2,175,044	—	—	1,902,410	—	—
Total liabilities	37,436,165	334,382		33,110,660	241,028

Total stockholders' equity	7,052,703	—	—	6,566,933	—
Total liabilities and equity	$44,488,868	$334,382		$39,677,593	$241,028

Results of Operations
The following table presents the Company’s results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018

Interest on finance receivables and loans	$1,253,580	$1,168,540
Leased vehicle income	649,560	504,278
Other finance and interest income	10,247	7,137
Total finance and other interest income	1,913,387	1,679,955
Interest expense	334,382	241,028
Leased vehicle expense	444,019	358,683
Net finance and other interest income	1,134,986	1,080,244
Provision for credit losses	550,879	510,341
Net finance and other interest income after provision for credit losses	584,107	569,903
Profit sharing	6,968	4,377
Net finance and other interest income after provision for credit losses and profit sharing	577,139	565,526
Total other income	51,085	25,053
Total operating expenses	290,957	287,912
Income before income taxes	337,267	302,667
Income tax expense	89,764	58,052
Net income	$247,503	$244,615

Net income	$247,503	$244,615
Change in unrealized gains (losses) on cash flow hedges, net of tax	(21,039)	12,800
Unrealized gains (losses) on available-for-sale debt securities, net of tax	$462	$—
Comprehensive income	$226,926	$257,415

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,156,023	$1,076,319	$79,704	7%
Income from purchased receivables portfolios	1,413	2,841	(1,428)	(50)%
Income from receivables from dealers	122	120	2	2%
Income from personal loans	96,022	89,260	6,762	8%
Total interest on finance receivables and loans	$1,253,580	$1,168,540	$85,040	7%

Income from individually acquired retail installment contracts increased $80 million, or 7%, from the first quarter of 2018 to the first quarter of 2019, primarily due to 6.2% increase in the average outstanding balance of the portfolio and newer originations with higher loan APRs.

Income from purchased receivables-credit impaired portfolios decreased $1 million, or 50%, from the first quarter of 2018 to the first quarter of 2019, due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans increased $7 million, or 8%, from the three months ended March 31, 2018 to the three months ended March 31, 2019, primarily due to 0.5% increase in the average outstanding balance of the portfolio and newer originations with higher loan APRs.
Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$649,560	$504,278	$145,282	29%
Leased vehicle expense	444,019	358,683	85,336	24%
Leased vehicle income, net	$205,541	$145,595	$59,946	41%
Leased vehicle income and expense increased in the three months ended March 31, 2019 when compared to the same periods in 2018, due to increase in the average outstanding balance of the portfolio by 35% . Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within Leased vehicle expense.
Interest Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$343,312	$253,372	$89,940	35%
Interest expense on derivatives	(8,930)	(12,344)	3,414	(28)%
Total interest expense	$334,382	$241,028	$93,354	39%
Total Interest expense increased $93 million, or 39%, from the first quarter of 2018 to the first quarter of 2019, primarily due (a) increased cost of funds resulting from higher market rates and wider spreads; (b) an increase in average outstanding debt balance by 13%.

Provision for Credit Losses

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses	$550,879	$510,341	$40,538	8%
Provision for credit losses increased $41 million, or 8%, from the three months ended March 31, 2018 to the three months ended March 31, 2019, primarily due to higher net charge offs for three months ended March 31, 2019, and an increase in portfolio by 10.5%.
Profit Sharing

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$6,968	$4,377	$2,591	59%

Profit sharing expense consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing increased in the three months ended March 31, 2019 compared to the same periods in 2018, primarily because of increase in Chrysler profit sharing expense.
Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(67,097)	$(86,520)	$19,423	22%
Servicing fee income	23,806	26,182	(2,376)	(9)%
Fees, commissions, and other	94,376	85,391	8,985	11%
Total other income	$51,085	$25,053	$26,032	104%
Average serviced for others portfolio	$8,887,964	$8,697,711	$190,253	2%

•
Investment losses, net for the three months ended March 31, 2019 and 2018, decreased $19 million, or 22%, primarily because of no asset sales in 2019. The Company recorded a loss of $17 million during first quarter of 2018 related to asset sales.

•
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased $2 million, or 9%, from the first quarter of 2018 to the first quarter of 2019, due to the lower average balances for serviced portfolio that had higher servicing fee rates. The serviced for others portfolio as of March 31, 2019 and 2018 was as follows:

	March 31,
	2019	2018
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$5,735,648	$3,660,760
SBNA leases	202	97,274
Total serviced for related parties	5,735,850	3,758,034
Chrysler Capital securitizations	520,842	1,182,457
Other third parties	2,487,473	3,782,602
Total serviced for third parties	3,008,315	4,965,059
Total serviced for others portfolio	$8,744,165	$8,723,093

•
The Company’s fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income increased 11% from the three months ended March 31, 2018 to the three months ended March 31, 2019, primarily due to the increase in referral fee income from SBNA related to origination support services.

Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$127,894	$122,005	$5,889	5%
Repossession expense	70,860	72,081	(1,221)	(2)%
Other operating costs	92,203	93,826	(1,623)	(2)%
Total operating expenses	$290,957	$287,912	$3,045	1%
Compensation expense increased $6 million, or 5%, from the first quarter of 2018 to the first quarter of 2019, primarily due to an increase in number of employees period over period.
Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$89,764	$58,052	$31,712	55%
Income before income taxes	337,267	302,667	34,600	11%
Effective tax rate	26.6%	19.2%

The effective tax rate increased from 19.2% in the first quarter of 2018 to 26.6% in the first quarter of 2019, primarily due to certain state return to provision true-ups and decrease in electric vehicle credits in 2019.

Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$(20,577)	$12,800	$(33,377)	(261)%

The change in unrealized gains (losses) for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily driven by interest income realized into Statement of Income in 2019.

Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 82% of the Company’s portfolio as of March 31, 2019. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company’s held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans was comprised of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Retail Installment Contracts Acquired Individually (a)		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$23,905,478	$4,916,251	$13,169	$1,952
Credit loss allowance - specific	—	(1,280,649)	—	—
Credit loss allowance - collective	(1,891,351)	—	(137)	(605)
Discount	(151,909)	(32,519)	—	—
Capitalized origination costs and fees	79,841	3,843	—	138
Net carrying balance	$21,942,059	$3,606,926	$13,032	$1,485
Allowance as a percentage of unpaid principal balance	7.9%	26.0%	1.0%	31.0%
Allowance and discount as a percentage of unpaid principal balance	8.5%	26.7%	1.0%	31.0%
(a) As of March 31, 2019, used car financing represented 57% of our outstanding retail installment contracts acquired individually. 85% of this used car financing consisted of nonprime auto loans.

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

In the past, the Company acquired certain retail installment contracts in pools at a discount due to credit deterioration subsequent to their origination. The Company anticipates the expected credit losses at purchase and records income thereafter based on the expected effective yield, recording impairment if performance is worse than expected at purchase. Any deterioration in the performance of the purchased portfolios results in an incremental impairment. The balances of these purchased receivables portfolios were as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollar amounts in thousands)
Outstanding balance	$28,153	$30,631
Outstanding recorded investment, net of impairment	$18,030	$19,390
A summary of the credit risk profile of the Company’s consumer loans by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of March 31, 2019 and December 31, 2018 was as follows (dollar amounts in billions, totals may not foot due to rounding):

March 31, 2019
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.6	96%	$0.1	4%	$—	—	$—	—	$2.7	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.2	4%	0.3	6%	0.3	6%	4.5	84%	5.3	18%
540-599	<36	0.3	38%	0.2	25%	0.1	12%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	3%	8.0	93%	8.7	30%
600-639	<36	0.3	38%	0.2	25%	0.1	12%	0.2	25%	0.8	3%
	36+	0.1	2%	0.1	2%	0.1	2%	4.3	94%	4.6	16%
>640	<36	0.3	49%	0.1	17%	0.1	17%	0.1	17%	0.6	2%
	36+	0.1	3%	0.2	5%	0.1	3%	3.6	89%	4.0	14%
Total		$4.6	16%	$1.7	6%	$1.3	4%	$21.3	74%	$28.9	100%

December 31, 2018
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO	<36	$2.5	96%	$0.1	4%	$—	—	$—	—	$2.6	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	86%	5.5	19%
540-599	<36	0.3	37%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	4%	7.7	92%	8.4	30%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.2	94%	4.5	16%
>640	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.1	2%	3.7	94%	4.0	14%
Total		$4.4	15%	$1.6	6%	$1.3	5%	$21.2	74%	$28.5	100%
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
The following is a summary of delinquencies on retail installment contracts held for investment as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,419,641	8.4%	$3,121,795	11.0%
Delinquent principal over 59 days (b)	1,225,807	4.2%	1,713,775	6.0%
Total delinquent principal	$3,645,448	12.6%	$4,835,570	17.0%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
(b) Interest is generally accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.

In addition, retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$724,025	2.5%	$834,921	2.9%
TDR	537,259	1.9%	733,218	2.6%
Total nonaccrual principal	$1,261,284	4.4%	$1,568,139	5.5%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
All of the Company’s receivables from dealers were current as of March 31, 2019 and December 31, 2018.
Credit Loss Experience
The following is a summary of net losses and repossession activity on finance receivables held for investment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal outstanding at period end	$28,849,755	$26,121,158
Average principal outstanding during the period	$28,624,598	$26,047,727
Number of receivables outstanding at period end	1,813,284	1,717,403
Average number of receivables outstanding during the period	1,805,099	1,704,781
Number of repossessions (a)	76,963	77,763
Number of repossessions as a percent of average number of receivables outstanding	17.1%	18.2%
Net losses	$615,204	$540,855
Net losses as a percent of average principal amount outstanding	8.6%	8.3%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
There were no charge-offs on the Company’s receivables from dealers for the three months ended March 31, 2019 and 2018.
Deferrals and Troubled Debt Restructurings
In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to consumers on its retail installment contracts, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two months. The Company’s policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
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
The following is a summary of deferrals on the Company’s retail installment contracts held for investment as of the dates indicated:

	March 31, 2019		December 31, 2018
	(Dollar amounts in thousands)
Never deferred	$21,006,521	72.8%	$20,212,452	71.0%
Deferred once	3,615,890	12.5%	3,690,522	13.0%
Deferred twice	1,777,579	6.2%	1,952,894	6.9%
Deferred 3 - 4 times	2,355,275	8.2%	2,516,451	8.8%
Deferred greater than 4 times	94,491	0.3%	90,917	0.3%
Total	$28,849,756		$28,463,236
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
The following is a summary of the principal balance as of March 31, 2019 and December 31, 2018 of loans that have received these modifications and concessions:

	March 31, 2019	December 31, 2018
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$1,856,055	$2,137,334
Bankruptcy-related accounts	49,956	54,373
Extension of maturity date	28,340	25,644
Interest rate reduction	56,617	54,906
Max buy rate and fair lending (b)	5,120,118	4,685,522
Other	133,509	137,958
Total modified loans	$7,244,595	$7,095,737
(a) Reduces a customer’s payment for a temporary time period (no more than six months)
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
A summary of the Company’s recorded investment in TDRs as of the dates indicated is as follows:

	March 31, 2019	December 31, 2018
	Retail Installment Contracts
	(Dollar amounts in thousands)
Outstanding recorded investment (a)	$4,891,375	$5,365,477
Impairment	(1,280,649)	(1,416,743)
Outstanding recorded investment, net of impairment	$3,610,726	$3,948,734
(a) As of March 31, 2019, the outstanding recorded investment excludes $91.0 million of collateral-dependent bankruptcy TDRs that has been written down by $38.3 million to fair value less cost to sell. As of December 31, 2018, the outstanding recorded investment excludes $90.1 million of collateral-dependent bankruptcy TDRs that has been written down by $36.4 million to fair value less cost to sell.
A summary of the Company’s delinquent TDRs as of the dates indicated is as follows:

	March 31, 2019	December 31, 2018
	Retail Installment Contracts (a)
	(Dollar amounts in thousands)
Principal 30-59 days past due	$978,359	$1,265,946
Delinquent principal over 59 days	549,692	810,589
Total delinquent TDRs	$1,528,051	$2,076,535
(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

As of March 31, 2019, and December 31, 2018, the Company did not have any Dealer Loans classified as TDRs and had not granted deferrals or modifications on any of these loans.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Balance — beginning of period	$5,365,477	$6,328,159
New TDRs	331,792	582,664
Charge-offs	(464,758)	(549,584)
Paydowns (a)	(341,606)	(267,304)
Others	470	888
Balance — end of period	$4,891,375	$6,094,823
(a) Includes net discount accreted in interest income for the period.
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
The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$4,916,251	$5,378,603
TDR - Impairment	1,280,649	1,416,743
TDR - Allowance ratio	26.0%	26.3%

Non-TDR - Unpaid principal balance	$23,905,478	$23,054,157
Non-TDR - Allowance	1,891,351	1,819,360
Non-TDR Allowance ratio	7.9%	7.9%

Total - Unpaid principal balance	$28,821,729	$28,432,760
Total - Allowance	3,172,000	3,236,103
Total - Allowance ratio	11.0%	11.4%

The allowance ratio for TDR retail installment contracts decreased from December 31, 2018 to March 31, 2019, primarily driven by lower TDR balances.

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
During the three months ended March 31, 2019, the Company completed on-balance sheet funding transactions totaling approximately $4.0 billion, including:

•	One securitizations on the Company’s SDART platform for approximately $0.9 billion;

•	Two securitizations on the Company’s DRIVE, deeper subprime platform, for approximately $2.0 billion; and

•	One private amortizing lease facility for approximately $1.0 billion.
As of March 31, 2019 and December 31, 2018, the Company’s debt consisted of the following:

	March 31, 2019	December 31, 2018
Third - party revolving credit facilities	$5,063,786	$4,478,214
Related - party revolving credit facilities	3,503,055	3,503,293
Total revolving credit facilities	8,566,841	7,981,507

Public securitizations	18,489,643	19,225,179
Privately issued amortizing notes	8,590,669	7,676,351
Total secured structured financings	27,080,312	26,901,530
Total debt	$35,647,153	$34,883,037
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has one credit facility with seven banks providing an aggregate commitment of $4.4 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of March 31, 2019 and December 31, 2018, there was an outstanding balance of approximately $2.5 billion and $2.2 billion, respectively, on this facility in aggregate. The facility requires reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has six credit facilities with nine banks providing an aggregate commitment of $5.7 billion for the exclusive use of providing short-term liquidity needs to support Core and Chrysler Capital Loan financing.  As of March 31, 2019 and December 31, 2018, there was an outstanding balance of approximately $2.3 billion and $2.0 billion, respectively, on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.
Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of March 31, 2019 and December 31, 2018, there was an outstanding balance of $287 million and $299 million, respectively, under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of March 31, 2019 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of Credit	SHUSA	—	500,000	100,833	375,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$3,500,000	$7,000,000

	As of March 31, 2018 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	$30,000	$1,000,000	$166,444	$610,000
Line of credit	Santander-NY	114,200	750,000	498,973	750,000
Line of credit	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$3,144,200	$7,750,000
SHUSA provides the Company with $3.5 billion of committed revolving credit that can be drawn on an unsecured basis. SHUSA also provides the Company with $3.5 billion of term promissory notes with maturities ranging from March 2019 to December 2023.
Under an agreement with Santander, the Company paid a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provided a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of zero and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.
There were no derivative financial instruments with Santander and affiliates outstanding as of March 31, 2019 and December 31, 2018. Interest and mark-to-market adjustments on previously outstanding derivative financial instruments with Santander and its affiliates totaled $238 and $229 for the three months ended March 31, 2019 and 2018, respectively.
Secured Structured Financings
The Company’s secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issue amortizing notes. The Company has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $27 billion.
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

Off-Balance Sheet Financing

Beginning in 2017, the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through securitization platforms. As all of the notes and residual interests in the securitizations were issued to Santander, the Company recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from the Company’s consolidated balance sheets. Beginning in 2018, this program has been replaced with a new program with SBNA, whereby the Company has agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler deals, all of which are serviced by the Company.

Cash Flow Comparison
The Company has historically produced positive net cash from operating activities. The Company’s investing activities primarily consist of originations and acquisitions of retail installment contracts. SC’s financing activities primarily consist of borrowing, repayments of debt, and payment of dividends.

	Three Months Ended March 31,
	2019	2018
	(Dollar amounts in thousands)
Net cash provided by operating activities	$1,476,283	$1,884,352
Net cash used in investing activities	(1,906,965)	(1,577,174)
Net cash provided by financing activities	671,123	125,539
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $0.4 billion from the three months ended March 31, 2018 to the three months ended March 31, 2019, mainly due to lower origination of assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $0.3 billion from the three months ended March 31, 2018 to the three months ended March 31, 2019, primarily due to increase of $0.8 billion for originations of finance receivables held for investment, offset by increase of $0.4 billion in collections on finance receivables held for investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $0.5 billion from the three months ended March 31, 2018 to the three months ended March 31, 2019, primarily due to the increase of proceeds from notes payable.
Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company’s contingencies and off-balance sheet arrangements, refer to Note 10 - Commitments and Contingencies in the accompanying condensed consolidated financial statements.
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
The following table summarizes the Company’s contractual obligations as of March 31, 2019:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,612	$29,917	$25,233	$32,391	$100,153
Notes payable - credit facilities and related party	760,346	7,053,440	750,000	—	8,563,786
Notes payable - secured structured financings (a)	1,125,084	6,933,245	12,989,593	6,095,328	27,143,250
Contractual interest on debt	1,107,286	1,087,883	231,971	35,480	2,462,620
Total	$3,005,328	$15,104,485	$13,996,797	$6,163,199	$38,269,809
(a)Adjusted for unamortized costs of $63 million.

Risk Management Framework

The Company’s risk management framework is overseen by its Board, the RC, its management committees, its executive management team, an independent risk management function, an internal audit function and all of its associates. The RC, along with the Company’s full Board, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company’s risk profile. The Company’s primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding the Company’s risk management framework, please refer to the Risk Management Framework section of the Company’s 2018 Annual Report on Form 10-K.

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
The Company’s Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of March 31, 2019, the notional value of the Company’s interest rate swap agreements was $6.3 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of March 31, 2019 the notional value of the Company’s interest rate cap agreements was $19.4 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of March 31, 2019, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $34 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of March 31, 2019, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $116 million.

Collateral Risk
The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the first quarter of 2019, approximately 88% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of March 31, 2019, it had twelve);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of March 31, 2019, Santander and affiliates provided 10% of its funding);

•	that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of March 31, 2019, the highest single lender’s commitment was 21% (not including repo));

•
that no more than 35% of the Company’s debt mature in the next six months and no more than 65% of the Company’s debt mature in the next twelve months (as of March 31, 2019, 11.19% and 20.90% of the Company’s debt is scheduled to mature in the next six and twelve months, respectively); and

•
that the Company maintain unused capacity of at least $6.0 billion, including flow agreements, in excess of the Company’s expected peak usage over the following twelve months (as of March 31, 2019, the Company had twelve-month rolling unused capacity of $11.2 billion).

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
Critical Accounting Estimates
Accounting policies are integral to understanding the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with U.S. GAAP. There have been no material changes in the Company’s critical accounting estimates from those disclosed in Item 7 of the 2018 Annual Report on Form 10-K.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, we did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Notwithstanding this material weakness, based on additional analyses and other procedures performed, management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to our control environment, risk assessment, control activities and monitoring as follows:

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

While progress has been made to remediate this material weakness, as of March 31, 2019, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weakness, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness was not remediated as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference should be made to Note 10 to the accompanying condensed consolidated financial statements, which is incorporated herein by reference, for information regarding legal proceedings in which the Company is involved, which supplements the discussion of legal proceedings set forth in Note 11 to the accompanying consolidated financial statements of the 2018 Annual Report on Form 10-K.

Item 1A.	Risk Factors
Information concerning our risk factors is contained in Item 1A of our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q.
Share Repurchases and Treasury Stock
In July 2018, the Board approved purchases by the Company of up to $200 million, excluding commissions, of its outstanding common stock through June 2019.
During the year ended December 31, 2018, the Company purchased 9,473,955 shares of its common stock under its share repurchase program at a cost of approximately $182 million, excluding commissions. In January 2019, the Company purchased the remaining $18 million in share purchases by purchasing 965,430 shares at an average price of $18.40 per share.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander UK and certain other affiliates of Santander (collectively, the Group). During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist (SDGT) sanctions program. Revenues and profits generated by Santander U.K. on these accounts in the three months ended March 31, 2019 were negligible relative to the overall profits of Santander.

•
Santander UK held one savings account and one current account for another customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The United Nations and European Union removed this customer from their equivalent sanctions lists in 2008. The customer relationship predated the designations of the customer under these sanctions. Santander UK determined to put a block on the accounts and the accounts were closed on January 14, 2019. Revenues and profits generated by Santander UK on these accounts in the three months ended March 31, 2019 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two U.K. nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the three months ended March 31, 2019. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts during the three months ended March 31, 2019.

The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits for the three months ended March 31, 2019 which were negligible relative to the overall revenues and profits of Santander. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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
Name: Scott Powell
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott Powell	President and Chief Executive Officer	May 1, 2019
Scott Powell	(Principal Executive Officer)
/s/ Juan Carlos Alvarez de Soto	Chief Financial Officer	May 1, 2019
Juan Carlos Alvarez de Soto	(Principal Financial and Accounting Officer)