Form 10-Q
period 2019-06-30
Santander Consumer USA Holdings Inc.
filed 2019-07-31
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-36270
SANTANDER CONSUMER USA HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0414408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1601 Elm Street	Suite 800	Dallas	Texas	75201
(Address of principal executive offices)
Registrant’s telephone number, including area code (214) 634-1110
Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered		Outstanding shares at July 29,2019
Common Stock ($0.01 par value)	SC	New York Stock Exchange	NYSE	345,991,292
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
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking and reflect the current beliefs and expectations of the company’s management. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company’s control. For more information regarding these risks and uncertainties as well as certain additional risks that the Company faces, refer to the Risk Factors detailed in Item 1A of Part I of the 2018 Annual Report on Form 10-K, as well as factors more fully described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause the Company’s actual results to differ materially from those suggested by the forward-looking statements are:

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

2018 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.
ABS	Asset-backed securities
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
Amendment	Amendment to the Chrysler Agreement with FCA, dated June 28, 2019.
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCAP	Chrysler Capital
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year master private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	FCA US LLC, formerly Chrysler Group LLC
FICO®
A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission

GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts acquired individually	Includes purchased non-credit impaired finance receivables
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC , a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents - $42,889 and $101,334 held at affiliates, respectively	$99,756	$148,436
Finance receivables held for sale, net	1,249,101	1,068,757
Finance receivables held for investment, net	25,838,749	25,117,454
Restricted cash and cash equivalents - $27 and $341 held at affiliates, respectively	2,272,621	2,102,048
Accrued interest receivable	277,813	303,686
Leased vehicles, net	15,313,369	13,978,855
Furniture and equipment, net of accumulated depreciation of $79,397 and $72,345, respectively	59,176	61,280
Federal, state and other income taxes receivable	83,427	97,087
Related party taxes receivable	4,581	734
Goodwill	74,056	74,056
Intangible assets, net of amortization of $49,426 and $45,324, respectively	34,117	35,195
Due from affiliates	19,581	8,920
Other assets	1,089,746	963,347
Total assets	$46,416,093	$43,959,855
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$6,514,163	$4,478,214
Notes payable — secured structured financings	26,248,528	26,901,530
Notes payable — related party	4,002,814	3,503,293
Accrued interest payable	46,817	49,370
Accounts payable and accrued expenses	431,004	422,951
Deferred tax liabilities, net	1,327,342	1,155,883
Due to affiliates	91,320	63,219
Other liabilities	416,844	367,037
Total liabilities	39,078,832	36,941,497
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
362,571,219 and 362,028,916 shares issued and 348,130,140 and 352,302,759 shares outstanding, respectively	3,481	3,523
Additional paid-in capital	1,413,461	1,515,572
Accumulated other comprehensive income, net	(20,567)	33,515
Retained earnings	5,940,886	5,465,748
Total stockholders’ equity	7,337,261	7,018,358
Total liabilities and equity	$46,416,093	$43,959,855

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	June 30, 2019	December 31, 2018
Assets
Restricted cash and cash equivalents	$1,697,692	$1,582,158
Finance receivables held for sale, net	266,086	—
Finance receivables held for investment, net	25,004,109	24,151,971
Leased vehicles, net	15,313,369	13,978,855
Various other assets	604,431	685,383
Total assets	$42,885,687	$40,398,367
Liabilities
Notes payable	$33,289,722	$31,949,839
Various other liabilities	99,856	122,010
Total liabilities	$33,389,578	$32,071,849

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest on finance receivables and loans	$1,261,098	$1,211,006	$2,514,678	$2,379,546
Leased vehicle income	676,236	537,897	1,325,796	1,042,175
Other finance and interest income	11,437	8,494	21,684	15,631
Total finance and other interest income	1,948,771	1,757,397	3,862,158	3,437,352
Interest expense — Including $45,909, $43,640, $90,782, and $85,673 to affiliates, respectively	330,039	273,953	664,421	514,981
Leased vehicle expense	444,442	360,335	888,461	719,018
Net finance and other interest income	1,174,290	1,123,109	2,309,276	2,203,353
Provision for credit losses	430,676	406,544	981,555	916,885
Net finance and other interest income after provision for credit losses	743,614	716,565	1,327,721	1,286,468
Profit sharing	13,345	12,853	20,313	17,230
Net finance and other interest income after provision for credit losses and profit sharing	730,269	703,712	1,307,408	1,269,238
Investment losses, net — Including $0, $3,177, $0, and $20,080 from affiliates, respectively	(84,787)	(82,634)	(151,884)	(169,154)
Servicing fee income — Including $14,275, $11,375, $27, $270, and $21,447 from affiliates, respectively	25,002	27,538	48,808	53,720
Fees, commissions, and other — Including $12,186, $398, $18,967, and $769 from affiliates, respectively	90,196	77,480	184,572	162,871
Total other income	30,411	22,384	81,496	47,437
Compensation expense	122,678	118,598	250,572	240,603
Repossession expense	69,699	63,660	140,559	135,741
Other operating costs — Including $811, $3,111, $1,744, and $4,273 to affiliates, respectively	88,272	94,692	180,475	188,518
Total operating expenses	280,649	276,950	571,606	564,862
Income before income taxes	480,031	449,146	817,298	751,813
Income tax expense	111,764	114,120	201,528	172,172
Net income	$368,267	$335,026	$615,770	$579,640

Net income	$368,267	$335,026	$615,770	$579,640
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $10,870, $79, $17,665, and $2,981, respectively	(34,045)	(761)	(55,084)	12,039
Unrealized gains (losses) on available-for-sale debt securities net of tax of ($173), zero, ($321), and zero, respectively	539	—	1,001	—
Comprehensive income	$334,761	$334,265	$561,687	$591,679
Net income per common share (basic)	$1.05	$0.93	$1.75	$1.61
Net income per common share (diluted)	$1.05	$0.93	$1.75	$1.60
Dividend declared per common share	$0.20	$0.05	$0.40	$0.10
Weighted average common shares (basic)	351,106,197	361,268,112	351,309,700	360,987,233
Weighted average common shares (diluted)	351,556,349	362,057,614	351,825,554	361,829,283

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2018	360,527	$3,605	$1,681,558	$44,262	$4,736,277	$6,465,702
Cumulative-effect adjustment upon adoption of ASU 2018-02	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	481	5	464	—	—	469
Stock-based compensation expense	—	—	4,208	—	—	4,208
Dividends-Common stock, $0.05/share	—	—	—	—	(18,028)	(18,028)
Tax sharing with affiliate	—	—	3,766	—	—	3,766
Net income	—	—	—	—	244,615	244,615
Other comprehensive income (loss), net of taxes	—	—	—	12,800	—	12,800
Balance — March 31, 2018	361,008	$3,610	$1,689,996	$63,211	$4,956,715	$6,713,532

Stock issued in connection with employee incentive compensation plans	401	4	2,349	—	—	2,353
Stock-based compensation expense	—	—	1,586	—	—	1,586
Dividends-Common stock, $0.05/share	—	—	—	—	(18,064)	(18,064)
Tax sharing with affiliate	—	—	(35)	—	—	(35)
Net income	—	—	—	—	335,026	335,026
Other comprehensive income (loss), net of taxes	—	—	—	(762)	—	(762)
Balance — June 30, 2018	361,409	$3,614	$1,693,896	$62,449	$5,273,677	$7,033,636

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2019	352,303	$3,523	$1,515,572	$33,515	$5,465,748	$7,018,358
Stock issued in connection with employee incentive compensation plans	391	4	(1,715)	—	—	(1,711)
Stock-based compensation expense	—	—	5,987	—	—	5,987
Stock repurchase/Treasury stock	(965)	(10)	(17,770)	—	—	(17,780)
Dividends-Common stock, $0.20/share	—	—	—	—	(70,268)	(70,268)
Tax sharing with affiliate	—	—	(2,982)	—	—	(2,982)
Available-for-sale securities, net of taxes	—	—	—	462	—	462
Net income	—	—	—	—	247,503	247,503
Other comprehensive income (loss), net of taxes	—	—	—	(21,039)	—	(21,039)
Balance — March 31, 2019	351,729	$3,517	$1,499,092	$12,938	$5,642,983	$7,158,530

Stock issued in connection with employee incentive compensation plans	151	1	141	—	—	142
Stock-based compensation expense	—	—	1,055	—	—	1,055
Stock repurchase/Treasury stock	(3,750)	(37)	(86,827)	—	—	(86,864)
Dividends-Common stock, $0.20/share	—	—	—	—	(70,364)	(70,364)
Available-for-sale securities, net of taxes	—	—	—	539	—	539
Net income	—	—	—	—	368,267	368,267
Other comprehensive income (loss), net of taxes	—	—	—	(34,044)	—	(34,044)
Balance — June 30, 2019	348,130	$3,481	$1,413,461	$(20,567)	$5,940,886	$7,337,261

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$615,770	$579,640
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	13,367	(10,199)
Provision for credit losses	981,555	916,885
Depreciation and amortization	951,039	775,849
Accretion of discount	(45,826)	(91,856)
Originations and purchases of receivables held for sale	—	(1,837,463)
Proceeds from sales of and collections on receivables held for sale	70,173	2,766,700
Change in revolving personal loans, net	(72,722)	(72,922)
Investment losses, net	151,884	169,154
Stock-based compensation	7,042	5,794
Deferred tax expense	188,598	177,903
Changes in assets and liabilities:
Accrued interest receivable	10,651	6,551
Accounts receivable	(6,040)	12,100
Federal income tax and other taxes	7,036	(5,465)
Other assets	(25,432)	(69,117)
Accrued interest payable	(2,258)	7,477
Other liabilities	(405)	115,943
Due to/from affiliates	17,937	65,265
Net cash provided by operating activities	2,862,369	3,512,239
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(8,021,054)	(7,783,649)
Purchases of portfolios of finance receivables held for investment	(75,330)	(116,458)
Collections on finance receivables held for investment	6,057,333	5,338,222
Leased vehicles purchased	(4,517,624)	(4,764,841)
Manufacturer incentives received	450,954	445,266
Proceeds from sale of leased vehicles	1,840,648	1,959,866
Change in revolving personal loans, net	50,267	59,350
Purchases of available-for-sale securities	(85,098)	—
Proceeds from repayments and maturities of available-for-sale securities	3,000	—
Purchases of furniture and equipment	(6,810)	(4,220)
Sales of furniture and equipment	355	74
Upfront fee paid to FCA	(60,000)	—
Other investing activities	—	(6,578)
Net cash used in investing activities	(4,363,359)	(4,872,968)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	7,874,360	8,651,828
Payments on notes payable related to secured structured financings	(8,543,669)	(6,924,281)
Proceeds from unsecured notes payable	3,695,000	—
Payments on unsecured notes payable	(3,195,000)	—
Proceeds from notes payable	9,852,100	14,060,698
Payments on notes payable	(7,816,151)	(15,033,991)
Proceeds from stock option exercises, gross	1,519	5,958
Dividends paid	(140,632)	(36,092)
Shares repurchased	(104,644)	—
Net cash provided by financing activities	1,622,883	724,120

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	121,893	(636,609)
Cash and cash equivalent and restricted cash and cash equivalents— Beginning of period	2,250,484	3,081,707
Cash and cash equivalents and restricted cash and cash equivalents — End of period	$2,372,377	$2,445,098
Supplemental cash flow information:
Cash and cash equivalents	99,756	319,688
Restricted cash and cash equivalents	2,272,621	2,125,410
Total cash and cash equivalents and restricted cash and cash equivalents	$2,372,377	$2,445,098

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.     Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
The Company is the holding company for SC Illinois, and its subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering superior service to dealers and customers across the full credit spectrum. The Company’s primary business is the indirect origination and servicing of retail installment contracts and leases, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, the Company sells consumer retail installment contracts through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer retail installment contracts.

SAF is our primary vehicle brand, and is available as a finance option for automotive dealers across the United States. Since May 2013, under the Chrysler Agreement with FCA, the Company has operated as FCA’s preferred provider for consumer loans, leases and dealer loans and provides services to FCA customers and dealers under the CCAP brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

On June 28, 2019, the Company entered into an Amendment to the Chrysler Agreement, with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also terminated the previously disclosed tolling agreement, dated July 11, 2018, between the Company and FCA.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it provides other consumer finance products.
As of June 30, 2019, the Company was owned approximately 70.5% by SHUSA, a subsidiary of Santander, and approximately 29.5% by other shareholders.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2018 Annual Report on Form 10-K.
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

Corrections to Previously Reported Amounts
As mentioned in Note 1- “Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices” in the 2018 Annual Report on Form 10-K, the Company identified and corrected two immaterial errors. The Company has revised its comparative condensed consolidated financial statements as of June 30, 2018 included within.

The following tables summarize the impacts of the corrections on the condensed consolidated financial statements of income and comprehensive income:

	Three months ended June 30, 2018			Six Months Ended June 30, 2018
	Reported	Corrections	Revised	Reported	Corrections	Revised
Interest on finance receivable and loans	$1,156,536	$54,470	$1,211,006	$2,270,673	$108,873	$2,379,546
Provision for credit losses	352,575	53,969	406,544	811,570	105,315	916,885
Income (loss) before income taxes	448,645	501	449,146	748,255	3,558	751,813
Income tax expense	114,004	116	114,120	171,315	857	172,172
Net income (loss)	334,641	385	335,026	576,940	2,700	579,640

Net income (loss) per common share (basic)	$0.93	$—	$0.93	$1.60	$0.01	$1.61
Net income (loss) per common share (diluted)	$0.92	$0.01	$0.93	$1.59	$0.01	$1.60

The following tables summarize the impacts of the corrections on the condensed consolidated statement of cash flows:

	Six Months Ended June 30, 2018
	Reported	Corrections	Revised
Net cash provided by operating activities	$3,413,047	$99,192	$3,512,239
Net cash used in investing activities	(4,773,776)	(99,192)	(4,872,968)

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

	June 30, 2018
	Reported	Corrections	Revised
TDR - Unpaid principal balance	$5,958,564	$139,716	$6,098,280
TDR - Impairment	1,496,580	167,642	1,664,222
TDR allowance ratio	25.1%	2.2%	27.3%

Nonaccrual loans TDRs	1,554,860	(957,705)	597,155

Delinquencies for our retail installment contracts held for investment:
Principal, 30-59 days past due	2,535,166	116,651	2,651,817
Delinquent principal over 59 days	1,151,410	83,092	1,234,502
Total delinquent principal	3,686,576	199,743	3,886,319

Business Segment Information
The Company has one reportable segment, Consumer Finance, which includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to recreational vehicles and marine vehicles. It also includes the Company’s personal loan and point-of-sale financing operations.
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
Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to establish credit loss estimates. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating the Company’s credit losses, given the change to estimated losses for the estimated life of the financial asset, and will likely result in a material increase in the Company’s credit and capital reserves and related decrease in capital ratios.

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

In addition to those described in detail above, the Company is also in the process of evaluating the ASU 2018-17, Consolidation (Topic 10): Targeted Improvements to Related Party Guidance for Variable Interest Entities, but
does not expect it to have a material impact on the Company’s business, financial position, results of operations or disclosures.

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Retail installment contracts acquired individually (a)	$25,790,932	$25,065,511
Purchased receivables-Credit Impaired	15,419	19,235
Receivables from dealers	12,875	14,557
Personal loans	—	2,014
Finance lease receivables (Note 3)	19,523	16,137
Finance receivables held for investment, net	$25,838,749	$25,117,454
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As of June 30, 2019 and December 31, 2018, $8,832 and $13,509 of loans were recorded at fair value (Note 13).
The Company’s held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Retail Installment Contracts Acquired Individually		Receivables from Dealers
	Non-TDR	TDR
Unpaid principal balance	$24,451,977	$4,519,334	$13,010
Credit loss allowance - specific	—	(1,156,303)	—
Credit loss allowance - collective	(1,961,893)	—	(135)
Discount	(120,523)	(26,736)	—
Capitalized origination costs and fees	81,581	3,495	—
Net carrying balance	$22,451,142	$3,339,790	$12,875
The remaining balance of personal loans, held for investment, was charged off during the quarter ended June 30, 2019.

	December 31, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$23,054,157	$5,378,603	$14,710	$2,637
Credit loss allowance - specific	—	(1,416,743)	—	—
Credit loss allowance - collective	(1,819,360)	—	(153)	(761)
Discount	(172,659)	(40,333)	—	—
Capitalized origination costs and fees	77,398	4,448	—	138
Net carrying balance	$21,139,536	$3,925,975	$14,557	$2,014

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $604,157 and $537,922 of the unpaid principal balance represented fleet contracts with commercial borrowers as of June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019 and 2018, the Company originated (including the SBNA originations program) $5,895,651 and $4,689,784, respectively, in CCAP loans which represented 54% and 49%, respectively, of the total retail installment contract originations (including the SBNA originations program). As of June 30, 2019 and December 31, 2018, the Company’s carrying value of auto retail installment contract portfolio consisted of $8,581,222 and $8,977,284, respectively, of CCAP loans which represents 33% and 36%, respectively, of the Company’s carrying value of auto retail installment contract portfolio.
As of June 30, 2019, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (11%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables - Credit impaired

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Outstanding balance	$25,637	$30,631
Outstanding recorded investment, net of impairment	15,533	19,390

Changes in accretable yield on the Company’s purchased receivables portfolios-credit impaired for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance — beginning of period	$17,892	$18,446	$18,145	$19,464
Accretion of accretable yield	(940)	(2,245)	(2,353)	(5,085)
Reclassifications from (to) nonaccretable difference (a)	(3,194)	2,167	(2,034)	3,989
Balance — end of period	$13,758	$18,368	$13,758	$18,368

(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
During the three and six months ended June 30, 2019 and 2018, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended June 30, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of $74,718 and $72,963, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of $74,718 and $115,959, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of June 30, 2019, borrowers on these dealer receivables are located in Virginia (70%) and New York (30%).
Held For Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Retail installment contracts acquired individually	$293,372	$—
Personal loans	955,729	1,068,757
Finance receivables held for sale, net	$1,249,101	$1,068,757

Sales of retail installment contracts and proceeds from sales of charged-off assets for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales of retail installment contracts to affiliates	$—	$1,156,060	—	2,631,313
Proceeds from sales of charged-off assets to third parties	6,148	16,638	26,373	34,875

3.	Leases (SC as Lessor)
The Company originates operating and finance leases, which are separately accounted for and recorded on the Company’s condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while finance leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Leased vehicles	$20,190,000	$18,737,338
Less: accumulated depreciation	(3,665,402)	(3,518,025)
Depreciated net capitalized cost	16,524,598	15,219,313
Manufacturer subvention payments, net of accretion	(1,292,015)	(1,307,424)
Origination fees and other costs	80,786	66,966
Net book value	$15,313,369	$13,978,855

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of June 30, 2019:

Remainder of 2019	$1,354,257
2020	2,219,761
2021	1,170,434
2022	197,514
2023	9,722
Thereafter	—
Total	$4,951,688

Finance Leases
Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Gross investment in finance leases	$28,783	$23,809
Origination fees and other	188	152
Less: unearned income	(5,520)	(4,465)
Net investment in finance leases before allowance	23,451	19,496
Less: allowance for lease losses	(3,928)	(3,359)
Net investment in finance leases	$19,523	$16,137

The following summarizes the maturity analysis of lease payments due to the Company as lessor under finance leases as of June 30, 2019:

Remainder of 2019	$4,163
2020	8,244
2021	7,187
2022	5,382
2023	3,166
Thereafter	641
Total	$28,783

4.	Credit Loss Allowance and Credit Quality
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of June 30, 2019 and 2018, the credit loss allowance for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired retail installment contracts and Dealer Loans for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR			Non-TDR	TDR

Balance — beginning of period	$1,891,351	$1,280,649	$137	$605	$1,597,057	$1,716,132	$161	$1,714
Provision for credit losses	365,604	63,414	(2)	1,070	263,648	144,750	(3)	(83)
Charge-offs (a)	(795,901)	(369,523)	—	(1,761)	(605,658)	(412,710)	—	(695)
Recoveries	517,626	185,371	—	86	396,667	216,050	—	180
Transfers to held-for-sale	(16,787)	(3,608)	—	—	—	—	—	—
Balance — end of period	$1,961,893	$1,156,303	$135	$—	$1,651,714	$1,664,222	$158	$1,116
(a) For the three months ended June 30, 2019 and June 30, 2018, charge-offs for retail installment contracts acquired individually includes approximately $7 million and $7 million, respectively, for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR			Non-TDR	TDR

Balance — beginning of period	$1,819,360	$1,416,743	$153	$761	$1,540,315	$1,804,132	$164	$2,565
Provision for credit losses	812,092	168,027	(18)	1,153	550,099	368,324	(6)	(185)
Charge-offs (a)	(1,723,358)	(836,160)	—	(2,107)	(1,260,827)	(960,053)	—	(1,763)
Recoveries	1,070,586	411,301	—	193	822,127	451,819	—	499
Transfers to held-for-sale	(16,787)	(3,608)	—	—	—	—	—	—
Balance — end of period	$1,961,893	$1,156,303	$135	$—	$1,651,714	$1,664,222	$158	$1,116

(a) For the six months ended June 30, 2019 and June 30, 2018, charge-offs for retail installment contracts acquired individually includes approximately $12 million and $14 million, respectively, for the partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.
The Company estimates losses on the finance lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for finance leases for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance — beginning of period	$3,508	$5,757	$3,359	$5,642
Provision for lease losses	595	(1,769)	$916	(1,348)
Charge-offs	(1,130)	(1,760)	$(1,789)	(3,141)
Recoveries	955	1,354	$1,442	2,429
Balance — end of period	$3,928	$3,582	$3,928	$3,582

There was no impairment activity noted for purchased receivable-credit impaired portfolio for the three and six months ended June 30, 2019 and June 30, 2018.

Delinquencies

Retail installment contracts and personal amortizing term loans are generally classified as non-performing (or nonaccrual) when they are greater than 60 days past due as to contractual principal or interest payments. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing (nonaccrual) status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing (accrual) status, the Company returns to accruing interest on the loan.

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due.

The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $118,225 and $129,227 as of June 30, 2019 and December 31, 2018, respectively.

A summary of delinquencies as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,723,639	$2,548	$2,726,187
Delinquent principal over 59 days (a)	1,367,310	1,117	1,368,427
Total delinquent principal	$4,090,949	$3,665	$4,094,614

	December 31, 2018
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$3,118,869	$2,926	$3,121,795
Delinquent principal over 59 days (a)	1,712,243	1,532	1,713,775
Total delinquent principal	$4,831,112	$4,458	$4,835,570

(a) Interest is generally accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.

The retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$864,619	3.0%	$834,921	2.9%
TDR	546,495	1.9%	733,218	2.6%
Total nonaccrual principal	$1,411,114	4.9%	$1,568,139	5.5%
(a) Percent of unpaid principal balance of total retail installment contracts individually held for investment.

The balances in the above tables reflect total unpaid principal balance rather than recorded investment before allowance.

As of June 30, 2019 and December 31, 2018, there were no receivables from dealers that were 30 days or more delinquent. In addition, as of June 30, 2019 and December 31, 2018, there were $10,779 and zero, respectively, of retail installment contracts held for sale that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of June 30, 2019 and December 31, 2018 was as follows:

FICO® Band	June 30, 2019 (b)	December 31, 2018 (b)
Commercial (a)	2.1%	1.9%
No-FICOs	10.9%	11.0%
<540	18.8%	19.8%
540-599	33.2%	32.9%
600-639	18.9%	18.2%
>640	16.1%	16.2%

(a)No FICO score is obtained on loans to commercial borrowers.
(b)Percentages are based on unpaid principal balance.

Commercial Lending — The Company’s risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Part II, Item 8 - Financial Statements and Supplementary Data (Note 4) in the 2018 Annual Report on Form 10-K. All the receivables from dealers, as of June 30, 2019 and December 31, 2018 were classified as “Pass.”

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio-credit impaired, operating and finance leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of June 30, 2019 and December 31, 2018 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of June 30, 2019 and December 31, 2018, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	Retail Installment Contracts
Outstanding recorded investment (a)	$4,492,654	$5,365,477
Impairment	(1,156,303)	(1,416,743)
Outstanding recorded investment, net of impairment	$3,336,351	$3,948,734
(a) As of June 30, 2019, the outstanding recorded investment excludes $94.2 million of collateral-dependent bankruptcy TDRs that have been written down by $39.0 million to fair value less cost to sell. As of December 31, 2018, the outstanding recorded investment excludes $90.1 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at June 30, 2019 and December 31, 2018, is as follows:

	June 30, 2019	December 31, 2018
	Retail Installment Contracts (a)
Principal, 30-59 days past due	$991,730	$1,265,946
Delinquent principal over 59 days	555,864	810,589
Total delinquent TDR principal	$1,547,594	$2,076,535

(a) The balances in the above table reflects total unpaid principal balance rather than net recorded investment before allowance.

Average recorded investment and interest income recognized on TDR loans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$4,745,931	$6,118,495	$4,970,364	$6,248,219
Interest income recognized	$199,305	257,275	$434,993	551,062

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Retail Installment Contracts
Outstanding recorded investment before TDR	$295,540	$723,925	$627,549	$1,308,373
Outstanding recorded investment after TDR	$296,257	$725,438	$628,887	$1,308,102
Number of contracts (not in thousands)	17,335	43,265	$37,208	$77,639

Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2019 and 2018 are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$90,128	$144,561	$216,365	$339,826
Number of contracts (not in thousands)	5,335	8,707	$12,907	$20,247

(a) For TDR modifications and TDR modifications that subsequently defaults, the allowance methodology remains unchanged; however, the transition rates of the TDR loans are adjusted to reflect the respective risks.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding the Company’s credit facilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	June 2021	$186,983	$500,000	4.04%	$267,358	$—
Warehouse line	March 2021	1,061,345	1,250,000	3.66%	1,552,733	—
Warehouse line (a)	August 2020	2,966,543	4,400,000	3.73%	4,080,313	3,849
Warehouse line	October 2020	881,577	2,050,000	4.38%	1,203,771	46
Repurchase facility (b)	September 2019	330,062	330,062	3.80%	452,740	—
Repurchase facility (b)	July 2019	95,633	95,633	3.04%	153,680	—
Warehouse line	November 2020	585,400	1,000,000	3.76%	922,796	—
Warehouse line	November 2020	315,720	500,000	3.28%	349,564	486
Warehouse line	June 2021	90,900	350,000	5.66%	101,504	239
Total facilities with third parties		6,514,163	10,475,695		9,084,459	4,620
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note (c)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	June 2022	500,000	500,000	5.82%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Line of credit	July 2021	—	500,000	4.27%	—	—
Line of credit	March 2022	—	3,000,000	5.60%	—	—
Total facilities with Santander and related subsidiaries		4,000,000	7,500,000		—	—
Total revolving credit facilities		$10,514,163	$17,975,695		$9,084,459	$4,620

(a) This line is held exclusively for financing of Chrysler Capital leases.
(b) The repurchase facilities are collateralized by securitization notes payable retained by the Company. As the borrower, we are exposed to liquidity risk due to changes in the market value of the retained securities pledged. In some instances, we place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. The maturity date for the repurchase facility trade that expires in July 2019 was extended to October 2019.

(c)
In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of June 30, 2019 and December 31, 2018 was $2.8 million and $3.2 million, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

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
Promissory Notes
SHUSA provides the Company with $4,000,000 of unsecured promissory notes. In July 2019, SHUSA provided a $500,000 unsecured promissory note to the Company which will mature July 2024.

Secured Structured Financings

The following table presents information regarding secured structured financings as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2015 Securitizations	April 2021 - January 2023	1,179,917	9,054,732	1.33%-2.29%	1,416,611	277,660
2016 Securitizations	April 2022- March 2024	1,627,222	7,462,790	1.63%-2.8%	2,145,078	265,020
2017 Securitizations	July 2022 - September 2024	3,210,416	9,296,570	1.35%-2.52%	4,648,860	333,728
2018 Securitizations	May 2022 - April 2026	7,211,450	12,039,840	2.41%-3.42%	9,521,053	527,200
2019 Securitizations	May 2024-October 2026	5,865,241	6,477,310	2.56%-3.34%	7,240,492	270,321
Public Securitizations (a)		19,094,246	44,331,242		24,972,094	1,673,929
2013 Private issuances	November 2020 - September 2024	1,307,640	2,044,054	1.28%-1.38%	2,091,902	1,230
2015 Private issuances	July 2019-September 2021	113,289	1,000,000	0.88%-1.05%	206,326	1,473
2016 Private issuances	August 2020 - Sept 2024	70,786	1,200,000	1.93%-2.35%	177,175	265
2017 Private issuances	April 2021 - Sept 2021	241,350	1,600,000	1.85%-2.44%	605,018	2,315
2018 Private issuance	June 2022-April 2024	4,439,453	4,536,002	2.42%-3.53%	6,188,294	11,877
2019 Private issuance	September 2022	981,764	1,026,766	3.34%	1,260,503	2,071
Privately issued amortizing notes (c)		7,154,282	11,406,822		10,529,218	19,231
Total secured structured financings		$26,248,528	$55,738,064		$35,501,312	$1,693,160
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

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of June 30, 2019 and December 31, 2018, the Company had private issuances of notes backed by vehicle leases totaling $8,292,230 and $7,847,071, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $9,309 and $8,580 for the three months ended June 30, 2019 and 2018, respectively, and $17,770 and $16,500 for the six months ended June 30, 2019 and 2018, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended June 30, 2019 and 2018 was $222,935 and $172,916, respectively. Total interest expense on secured structured financings for the six months ended June 30, 2019 and 2018 was $454,226 and $323,591, respectively.

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

On-balance sheet variable interest entities
The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of June 30, 2019 and December 31, 2018, the Company was servicing $28,343,622 and $27,193,924, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three and six months ended June 30, 2019 and 2018, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Assets securitized	$4,913,261	$6,511,953	$9,841,723	$13,752,897

Net proceeds from new securitizations (a)	$3,794,437	$4,581,874	$7,757,055	$8,058,196
Net proceeds from retained bonds	99,999	382,022	117,305	593,632
Cash received for servicing fees (b)	289,634	213,900	497,959	429,690
Net distributions from Trusts (b)	1,078,665	780,834	1,671,434	1,325,986
Total cash received from Trusts	$5,262,735	$5,958,630	$10,043,753	$10,407,504

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three and six months ended June 30, 2018 the Company sold $1,156,060 and $2,631,313, respectively, of gross retail installment contracts to Santander in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $3,177 and $20,080, respectively. The losses were recorded in investment losses, net, in the accompanying consolidated statements of income. There were no sales during the three and six months ended June 30, 2019.
As of June 30, 2019 and December 31, 2018, the Company was servicing $3,145,282 and $4,072,843, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	June 30, 2019	December 31, 2018
SPAIN	$2,776,169	$3,461,793
Total serviced for related parties	2,776,169	3,461,793
Chrysler Capital securitizations	369,113	611,050
Total serviced for third parties	369,113	611,050
Total serviced for others portfolio	$3,145,282	$4,072,843

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts for the three and six months ended June 30, 2019 and 2018, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Receivables securitized (a)	$—	$1,156,060	$—	$2,631,313

Net proceeds from new securitizations	$—	$1,160,119	$—	$2,634,939
Cash received for servicing fees	9,357	12,616	19,608	20,694
Total cash received from securitization trusts	$9,357	$1,172,735	$19,608	$2,655,633
(a) Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivatives financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company’s exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$4,150,000	$(28,812)	$12,225	$(41,037)
Interest rate swap agreements not designated as hedges	2,110,000	(9,179)	2,992	(12,171)
Interest rate cap agreements	9,203,381	88,240	88,240	—
Options for interest rate cap agreements	9,203,381	(88,240)	—	(88,240)

	December 31, 2018
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$3,933,500	$36,489	$43,967	$(7,478)
Interest rate swap agreements not designated as hedges	2,270,200	9,423	11,553	(2,130)
Interest rate cap agreements	7,741,765	128,377	128,377	—
Options for interest rate cap agreements	7,741,765	(128,377)	—	(128,377)

See Note 13 for disclosure of fair value and balance sheet location of the Company’s derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2019 and December 31, 2018:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Collateral Received (a)	Net Amount
June 30, 2019
Interest rate swaps - third party (b)	$15,217	$(3,836)	$11,381
Interest rate caps - Santander and affiliates	15,305	(4,391)	10,914
Interest rate caps - third party	72,935	(46,807)	26,128
Total derivatives subject to a master netting arrangement or similar arrangement	103,457	(55,034)	48,423
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$103,457	$(55,034)	$48,423
Total financial assets	$103,457	$(55,034)	$48,423

December 31, 2018
Interest rate swaps - third party (b)	$55,520	$(23,929)	$31,591
Interest rate caps - third party	128,377	(72,830)	55,547
Total derivatives subject to a master netting arrangement or similar arrangement	183,897	(96,759)	87,138
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$183,897	$(96,759)	$87,138
Total financial assets	$183,897	$(96,759)	$87,138

(a) Collateral received includes cash, cash equivalents, and other financial instruments. Cash collateral received is reported in Other liabilities in the consolidated balance sheet. Financial instruments that are pledged to the Company are not reflected in the accompanying consolidated balance sheet since the Company does not control or have the ability of rehypothecation of these instruments.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
June 30, 2019
Interest rate swaps - third party (b)	$53,208	$(53,208)	$—
Interest rate caps - Santander and affiliates	15,305	(15,305)	—
Interest rate caps - third party	72,935	(72,935)	—
Total derivatives subject to a master netting arrangement or similar arrangement	141,448	(141,448)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$141,448	$(141,448)	$—
Total financial liabilities	$141,448	$(141,448)	$—

December 31, 2018
Interest rate swaps - third party	$9,608	$(9,608)	$—
Interest rate caps - third party	128,377	(128,377)	—
Total derivatives subject to a master netting arrangement or similar arrangement	137,985	(137,985)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$137,985	$(137,985)	$—
Total financial liabilities	$137,985	$(137,985)	$—

(a) Collateral pledged includes cash, cash equivalents, and other financial instruments. These balances are reported in Other assets in the consolidated balance sheet. In certain instances, the Company is over-collateralized since the actual amount of collateral pledged exceeds the associated financial liability. As a result, the actual amount of collateral pledged that is reported in Other assets may be greater than the amount shown in the table above.

(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(31,014)	$13,901

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	8,446

	Three Months Ended June 30, 2018
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$8,412	$9,095

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	(22)

	Six Months Ended June 30, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(45,807)	$26,941

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	13,847

	Six Months Ended June 30, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$34,841	$13,672

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	(9,739)

The Company estimates that approximately $3,119 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.    Other Assets
Other assets were comprised as follows:

	June 30, 2019	December 31, 2018
Vehicles (a)	$331,251	$342,097
Manufacturer subvention payments receivable (b)	126,185	106,313
Upfront fee (b)	113,827	65,000
Derivative assets (third party) at fair value (c)	88,152	183,897
Derivative - collateral	173,226	150,783
Operating leases (Right-of-use-assets)	63,235	—
Available-for-sale debt securities	94,643	—
Prepaids	40,076	29,080
Accounts receivable	33,111	28,511
Other	26,040	57,666
Other assets	$1,089,746	$963,347

(a)	Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.

(b)
These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the Chrysler Agreement. The fee is being amortized into finance and other interest income over a ten-year term. In addition, in June 2019, in connection with the execution of the sixth amendment to the Chrysler Agreement, the Company paid $60,000 upfront fee to FCA. This fee is being amortized into finance and other interest income over the remaining term of the Chrysler Agreement.

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

Supplemental information relating to these operating leases is as follows:

June 30, 2019
Operating leases-right of use assets	$63,235
Other liabilities	85,939
Weighted average lease term	6.5 years
Weighted average discount rate	3.40%

Lease expense incurred totaled $3,448 and $2,531 for the three months ended June 30, 2019 and 2018, respectively, and $6,914 and $5,090 for the six months ended June 30, 2019 and 2018, respectively, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $8,406 during the six months ended June 30, 2019.

The maturity of lease liabilities at June 30, 2019 are as follows:

2019	$8,382
2020	16,716
2021	13,201
2022	12,555
2023	12,678
Thereafter	32,391
Total	$95,923
Less: Interest	(9,984)
Present value of lease liabilities	$85,939

Available-for-sale debt securities

Debt securities expected to be held for an indefinite period of time are classified as available-for-sale (“AFS”) and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes. All of these securities are used to satisfy collateral requirements for our derivative financial instruments.

Realized gains and losses on sales of investment securities are recognized on the trade date and are determined using specific identification method and is included in earnings within Investment gain (losses) on sale of securities. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS as of June 30, 2019:

	June 30, 2019
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$93,321	$1,322	$—	$94,643

Contractual Maturities

The contractual maturities of available-for-sale debt instruments are summarized in the following table.

	Amortized cost	Fair value
Due within one year	$2,931	$2,997
Due after one year but within 5 years	90,390	91,646
Total	$93,321	$94,643

The Company did not record any other-than-temporary impairment related to its AFS securities for the six months ended June 30, 2019.

9.	Income Taxes
The Company recorded income tax expense of $111,764 (23.3% effective tax rate) and $114,120 (25.4% effective tax rate) during the three months ended June 30, 2019 and 2018, respectively. The Company recorded income tax expense of $201,528 (24.7% effective tax rate) and $172,172 (22.9% effective tax rate) during the six month ended June 30, 2019 and 2018, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $4,581 and $734 at June 30, 2019 and December 31, 2018, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2018 and June 30, 2019, the Company has no earnings that are considered indefinitely reinvested.

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

The following table summarizes liabilities recorded for commitments and contingencies as of June 30, 2019 and December 31, 2018, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2019	December 31, 2018
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$19,893	$7,001
Agreement with Bank of America	Servicer performance fee	5,249	6,353
Agreement with CBP	Loss-sharing payments	2,498	3,708
Other Contingencies	Consumer arrangements	596	2,138
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	100,000	97,700

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $19,893 and $7,001 at June 30, 2019 and December 31, 2018, respectively, related to these obligations. The Chrysler Agreement also requires that Santander maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $5,249 and $6,353 at June 30, 2019 and December 31, 2018, respectively, related to this obligation.
Agreement with CBP

Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $2,498 and $3,708 at June 30, 2019 and December 31, 2018, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $596 and $2,138 at June 30, 2019 and December 31, 2018, respectively, for other miscellaneous contingencies.
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

As of June 30, 2019, the Company has accrued aggregate legal and regulatory liabilities of $100,000. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $57,000 as of June 30, 2019. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•
Deka Lawsuit: The Company is a defendant in a purported securities class action lawsuit (the Deka Lawsuit) in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company’s IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that our IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. In December 2015, the Company and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification.

•
Feldman Lawsuit: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the Feldman Lawsuit). The Feldman Lawsuit names as defendants, certain of its current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s nonprime vehicle lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

•
Parmelee Lawsuit: The Company is a defendant in two purported securities class actions lawsuits that were filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against the Company and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. The complaint alleges that the Company violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, the Company’s change in its methodology for estimating its allowance for credit losses and correction of such allowance for prior periods. In March 2017, the Company filed a motion to dismiss the lawsuit. In January 2018, the court granted the Company’s motion as to defendant Ismail Dawood (the Company’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, the lead plaintiff filed an unopposed motion for preliminary approval of a class action settlement of the lawsuit for a cash payment of $9,500. In September 2018, the court entered an order granting the motion for preliminary approval of the settlement of the lawsuit. An order approving the settlement was entered in June 2019.

•
Jackie888 Lawsuit: In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

•
In October 2014, May 2015, July 2015 and February 2017, the Company received subpoenas and/or Civil Investigative Demands (CIDs) from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state’s consumer protection statutes. The Company has been informed that these states serve as an executive committee on behalf of a group of 33 state Attorneys General (and the District of Columbia). The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to the Company’s underwriting, securitization, servicing and collection of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the Attorneys General with respect to this matter.

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

•
2017 Written Agreement with the Federal Reserve: In March 2017, the Company and SHUSA entered into a written agreement with the FRBB. Under the terms of the agreement, the Company is required to enhance its compliance risk management program, Board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of the Company’s management and operations.

•
Mississippi Attorney General Lawsuit: In January 2017, the Attorney General of Mississippi filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that the Company engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the MCPA) and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, the Company filed motions to dismiss the lawsuit and the parties are proceeding with discovery.

•
SCRA Consent Order: In February 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires the Company to pay a civil fine in the amount of $55, as well as at least $9,360 to affected servicemembers consisting of $10 per servicemember plus compensation for any lost equity (with interest) for each repossession by the Company, and $5 per servicemember for each instance where the Company sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ for the Company’s SCRA compliance for a period of five years and requires the Company to undertake certain additional remedial measures.

Agreements

•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of June 30, 2019 and December 31, 2018, the total unused credit available to customers was $3.0 billion and $3.1 billion respectively. In 2019, the Company purchased $0.6 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In 2018, the Company purchased $1.2 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, the Company purchased $75,486 of receivables related to newly opened customer accounts during the six months ended June 30, 2019.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of June 30, 2019 and December 31, 2018, the Company was obligated to purchase $16,329 and $15,356, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2019, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.

In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis . However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of June 30, 2019 and December 31, 2018, not subject to market price check was $46,083 and $63,975, respectively.

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines of credit for the three and six months ended June 30, 2019 and 2018, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Lines of credit agreement with Santander - New York Branch (a)	$—	$5,741	$—	$10,108
Debt facilities with SHUSA (Note 5)	45,996	36,561	90,877	72,407

(a) Through its New York branch, Santander provided the Company with revolving credit facilities. During the year ended December 31, 2018 these facilities were terminated.
Accrued interest for affiliate lines of credit at June 30, 2019 and December 31, 2018, was as follows:

	June 30, 2019	December 31, 2018
Debt facilities with SHUSA (Note 5)	20,533	19,928

In 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of $154 and $384 for the three and six months ended June 30, 2019, respectively, and $1,569 and $3,617 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had $1,101 and $1,922 of related fees payable to Santander, respectively.
Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of
$979,270 and zero as of June 30, 2019 and December 31, 2018, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $3,525 and zero as of June 30, 2019 and December 31, 2018, respectively.

Interest and mark-to-market adjustments on these derivative financial instruments totaled $241 and $231 for the three months ended June 30, 2019 and 2018, respectively, and $479 and $460 for the six months ended June 30, 2019 and 2018, respectively.
Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $370 and $756 for the three months ended June 30, 2019 and 2018, respectively, and $777 and $1,795 for the six months ended June 30, 2019 and 2018, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Total serviced portfolio	$327,902	$383,246
Cash collections due to owner	28,118	14,920
Servicing fees receivable	187	601

Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company an origination fee and an annual renewal fee for each loan originated under the agreement. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of June 30, 2019 and December 31, 2018 for such advances.
Other information related to the above transactions with SBNA is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Origination and renewal fee income from SBNA (a)	$1,704	$1,232	$2,927	$2,072
Servicing fees expenses charged by SBNA (b)	19	20	32	39
(a) As of June 30, 2019 and December 31, 2018, the Company had origination and renewal fees receivable from SBNA of $635 and $385, respectively.
(b) As of June 30, 2019 and December 31, 2018, the Company had $16 and $19 of servicing fees payable to SBNA, respectively.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $5,526 and $5,908 related to such originations as of June 30, 2019 and December 31, 2018, respectively.
The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of June 30, 2019 and December 31, 2018, the unamortized fee balance was $3,600 and $4,050, respectively. The Company recognized $225 and $450 of income related to the referral fee for the three and six months ended June 30, 2019 and 2018, respectively.

Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and six months ended June 30, 2019, the Company facilitated the purchase of $1.9 billion and $2.95 billion of retail installment contacts, respectively. During the three and six months ended June 30, 2018, the Company facilitated the purchase of $29 million and $53 million of retail installment contacts, respectively. The Company recognized origination/referral fee and servicing fee income of $16,388 and $25,825, respectively, for the three and six months ended June 30, 2019 of which $4,298 is receivable as of June 30, 2019. The Company recognized origination/referral fee and servicing fee income of $216 and $388, respectively, for the three and six months ended June 30, 2018 of which $46 is receivable as of June 30, 2018.
Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement.
Other information relating to SPAIN securitization platform for the six months ended June 30, 2019 and June 30, 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Servicing fee income	$7,711	$8,622	$16,142	$15,822
Loss (Gain) on sale, excluding lower of cost or market adjustments (if any)	—	3,177	—	20,080

Servicing fee receivable as of June 30, 2019 and December 31, 2018 was $2,402 and $2,983 respectively. The Company had $16,131 and $15,968 of collections due to Santander as of June 30, 2019 and December 31, 2018, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint bookrunner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended June 30, 2019 and 2018, totaled $151 and $148, respectively, and totaled $965 and $858 for the six months ended June 30, 2019 and 2018, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.
CEO and other employee compensation
Scott Powell is President and CEO of the Company, and the President and CEO of SHUSA. During the six months ended June 30, 2019, the Company accrued $2,051 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.

In addition, certain employees of the Company and SHUSA, provide services to each other. For the six months ended June 30, 2019, the Company owed SHUSA approximately $4,448 and SHUSA owed the Company approximately $1,133 for such services.

Other related-party transactions

•
The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended June 30, 2019 and 2018, the Company recorded $44 and $41 respectively, in sublease revenue on this property. For the six months ended June 30, 2019 and 2018, the Company recorded $88 and $82 respectively, in sublease revenue on this property.

•
The Company’s wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), has deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of June 30, 2019 and December 31, 2018, SCI had cash of $6,339 and $8,862, respectively, on deposit with Banco Santander Puerto Rico.

•
The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of June 30, 2019 and December 31, 2018, the Company had a balance of $36,550 and $92,774, respectively, in these accounts.

•
Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of June 30, 2019, the activities associated with the program were insignificant.

•
Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses of $84 and $154 for these services during the three months ended June 30, 2019 and 2018, respectively, and $133 and $341 for the six months ended June 30, 2019 and 2018, respectively.

•
Effective 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $379 and $379 for the three months ended June 30, 2019 and 2018, respectively, and $758 and $758 for the six months ended June 30, 2019 and 2018, respectively.

•
Santander Global Tech, (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $34 and zero for the three months ended June 30, 2019 and 2018, respectively, and $229 and zero for the six months ended June 30, 2019 and 2018, respectively.

•
The Company partners with SHUSA to place Cyber Liability Insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $108 and $93 for the three months ended June 30, 2019 and 2018, respectively, and $216 and $185 for the six months ended June 30, 2019 and 2018, respectively. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $194 and $163 for the three months ended June 30, 2019 and 2018, respectively, and $388 and $325 for the six months ended June 30, 2019 and 2018, respectively.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (“EPS”) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of diluted EPS excludes 85,190, 221,572, 104,790, and 221,572 employee stock options for the three and six months ended June 30, 2019 and 2018, respectively, as the effect of exercise or settlement of those securities would be anti-dilutive. RSUs of zero for the three and six months ended June 30, 2019 and zero for the three and six months ended June 30, 2018 were excluded as the effect of exercise or settlement of those securities would be anti-dilutive.

The following table represents EPS numbers for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per common share
Net income	$368,267	$335,026	$615,770	$579,640
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	351,106	361,268	351,310	360,987
Weighted average number of participating restricted common shares outstanding (in thousands)	—	—	—	—
Weighted average number of common shares outstanding (in thousands)	351,106	361,268	351,310	360,987
Earnings per common share	$1.05	$0.93	$1.75	$1.61
Earnings per common share - assuming dilution
Net income	$368,267	$335,026	$615,770	$579,640
Weighted average number of common shares outstanding (in thousands)	351,106	361,268	351,310	360,987
Effect of employee stock-based awards (in thousands)	450	790	516	842
Weighted average number of common shares outstanding - assuming dilution (in thousands)	351,556	362,058	351,826	361,829
Earnings per common share - assuming dilution	$1.05	$0.93	$1.75	$1.60

13.	Fair Value of Financial Instruments
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2019 and December 31, 2018, and the level within the fair value hierarchy:

	June 30, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$99,756	$99,756	$99,756	$—	$—
Finance receivables held for investment, net (b)	25,645,374	26,536,662	—	—	26,536,662
Restricted cash and cash equivalents (a)	2,272,621	2,272,621	2,272,621	—	—
Total	$28,017,751	$28,909,039	$2,372,377	$—	$26,536,662
Liabilities:
Notes payable — credit facilities (c)	$6,514,163	$6,514,163	$—	$—	$6,514,163
Notes payable — secured structured financings (d)	26,248,528	26,499,153	—	19,182,978	7,316,175
Notes payable — related party (e)	4,002,814	4,047,246	—	—	4,047,246
Total	$36,765,505	$37,060,562	$—	$19,182,978	$17,877,584

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$148,436	$148,436	$148,436	$—	$—
Finance receivables held for investment, net (b)	24,914,833	26,037,559	—	—	26,037,559
Restricted cash and cash equivalents (a)	2,102,048	2,102,048	2,102,048	—	—
Total	$27,165,317	$28,288,043	$2,250,484	$—	$26,037,559
Liabilities:
Notes payable — credit facilities (c)	$4,478,214	$4,478,214	$—	$—	$4,478,214
Notes payable — secured structured financings (d)	26,901,530	26,994,912	—	17,924,867	9,070,045
Notes payable — related party (e)	3,503,293	3,438,543	—	—	3,438,543
Total	$34,883,037	$34,911,669	$—	$17,924,867	$16,986,802

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

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and the level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$72,935	$—	$72,935	$—
Due from affiliates — trading interest rate caps (a)	$15,305	—	15,305	—
Other assets — cash flow hedging interest rate swaps (a)	$12,225	—	12,225	—
Other assets — trading interest rate swaps (a)	2,992	—	2,992	—
Other assets — available-for-sale-debt securities (b)	94,643	—	94,643	—
Other liabilities — trading options for interest rate caps (a)	72,935	—	72,935	—
Other liabilities — cash flow hedging interest rate swaps (a)	41,037	—	41,037	—
Due to affiliates — trading options for interest rate caps (a)	15,305	—	15,305	—
Other liabilities — trading interest rate swaps (a)	12,171	—	12,171	—
Retail installment contracts acquired individually (c)	8,832	—	—	8,832

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$128,377	$—	$128,377	$—
Other assets — cash flow hedging interest rate swaps (a)	43,967	—	43,967	—
Other assets — trading interest rate swaps (a)	11,553	—	11,553	—
Other liabilities — trading options for interest rate caps (a)	128,377	—	128,377	—
Other liabilities — cash flow hedging interest rate swaps (a)	7,478	—	7,478	—
Other liabilities — trading interest rate swaps (a)	2,130	—	2,130	—
Retail installment contracts acquired individually (c)	13,509	—	—	13,509

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance — beginning of period	$11,195	$18,850	$13,509	$22,124
Additions / issuances	2,079	1,927	2,079	3,276
Net collection activities	(4,412)	(3,936)	(7,066)	(9,530)
Gains recognized in earnings	(30)	341	310	1,312
Balance — end of period	$8,832	$17,182	$8,832	$17,182

The Company did not have any transfers between Levels 1 and 2 during the three and six months ended June 30, 2019 and 2018. There were no amounts transferred into or out of Level 3 during the three and six months ended June 30, 2019 and 2018.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018, and are categorized using the fair value hierarchy:

	Fair Value Measurements at June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the six months ended June 30, 2019
Other assets — vehicles (a)	331,251	$—	$331,251	$—	$—
Personal loans held for sale (b)	955,729	—	—	955,729	151,712
Retail installment contracts held for sale (d)	293,372	—	293,372		20,395
Auto loans impaired due to bankruptcy (c)	184,543	—	184,543	—	11,664

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2018
Other assets — vehicles (a)	$342,097	$—	$342,097	$—	$—
Personal loans held for sale (b)	1,068,757	—	—	1,068,757	367,219
Retail installment contracts held for sale	—	—	—	—	15,098
Auto loans impaired due to bankruptcy (c)	189,114	—	189,114	—	18,083
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
(d) The estimated fair value of retail installment contracts held for sale is based on market participant view.
Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2019 and December 31, 2018:

Financial Instruments	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$8,832	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$955,729	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%

			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

Financial Instruments	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$13,509	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,068,757	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%

			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

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
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero recorded for the three and six months ended June 30, 2019 and 2018. The Company recognized $7,042 and $5,794 related to stock options and restricted stock units within compensation expense for the six months ended June 30, 2019 and 2018, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	645,376	$13.15	4.0	$3,682
Granted	—	—	—	—
Exercised	(145,198)	9.73	—	1,674
Expired	(1,480)	9.21	—	—
Forfeited	—	—	—	—
Other (a)	1,480	9.21	—	—
Options outstanding at June 30, 2019	500,178	14.15	3.7	4,971
Options exercisable at June 30, 2019	$453,519	13.71	3.5	$4,703

(a) Represents stock options that were reinstated.

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers’ and employees’ variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Under the Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three or five years and subject to the achievement of certain performance conditions as applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. In addition, the Company grants RSUs to certain officers and employees as part of variable compensation and these RSUs typically vest over three years. The Company also has granted certain directors RSUs that vest either upon the earlier of the first anniversary of grant date or the first annual stockholder meeting following the grant date. RSUs are valued based upon the fair market value on the date of the grant.
A summary of the Company’s RSUs and performance stock units and related activity as of and for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	698,799	$14.53	1.1	$12,292
Granted	473,325	20.83	—	—
Vested	(541,812)	16.70	—	11,366
Forfeited/canceled	(20,981)	13.35	—	—
Unvested as of June 30, 2019	609,331	17.62	1.5	$14,600

15.	Shareholders’ Equity
Share Repurchases and Treasury Stock

In May 2019, the Board approved a share repurchase program of up to $400 million in share repurchase of its outstanding common stock through the end of the second quarter of 2019, which concluded with the repurchase of $86.8 million of the Company’s common stock.
The following table presents information regarding the shares we repurchased during the three and six months ended June 30, 2019 ($ and shares in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Total cost of shares repurchased	$86,826	$104,587
Average price per share	23.16	22.18
Number of shares repurchased	3,749,692	4,715,122

Refer to Part II “Unregistered Sales of Equity Securities and Use of Proceeds” section for additional details on share repurchases.
Further, in June 2019, the Company announced its planned capital actions for the third quarter of 2019 through the second quarter of 2020, which includes an authorization to repurchase up to $1.1 billion of the Company’s outstanding common stock through the end of the second quarter of 2020.
The Company had 14,441,079 and 9,725,957 shares of treasury stock outstanding, with a cost of $292,574 and $187,930 as of June 30, 2019, and December 31, 2018, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the three months ended June 30, 2019. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance, unrealized gains (losses)	$12,938	$63,211	$33,515	$44,262
Other comprehensive income (loss) before reclassifications (gross)	(22,997)	7,015	(33,678)	29,934
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	(10,508)	(7,777)	(20,404)	(11,747)
Ending balance, unrealized gains (losses)	$(20,567)	$62,449	$(20,567)	$62,449

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2019 and 2018 consist of the following:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(13,901)	Interest expense	$(9,095)	Interest expense
Available for sale-debt securities	$—	Investment gain/loss	—	Investment gain/loss
Tax expense (benefit)	3,393		1,318
Net of tax	$(10,508)		$(7,777)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(26,941)	Interest expense	$(13,672)	Interest expense
Available for sale-debt securities	$—	Investment gain/loss	$—	Investment gain/loss
Tax expense (benefit)	$6,537		$1,925
Net of tax	$(20,404)		$(11,747)

Dividends
The Company paid a cash dividend of $0.20 per share in May 2019. Further, the Company has declared a cash dividend of $0.22 per share, to be paid on August 20, 2019, to shareholders of record as of the close of business on August 10, 2019.

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
Investment gains (losses), net was comprised of the following for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gain (loss) on sale of loans and leases	$—	$(2,096)	$—	$(18,792)
Lower of cost or market adjustments	(84,021)	(79,215)	(151,712)	(149,714)
Other gains, (losses and impairments), net	(766)	(1,323)	(172)	(648)
	$(84,787)	$(82,634)	$(151,884)	$(169,154)

The lower of cost or market adjustments for the three and six months ended June 30, 2019 and 2018 included $97,267, $206,421, $89,513, and $195,287 in customer default activity, respectively, and net favorable adjustments of $13,246, $54,709, $10,298, and $45,573, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio,all of which is classified as held for sale.

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
Overview

Santander Consumer USA Holdings Inc. was formed in 2013 as a corporation in the state of Delaware and is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of June 30, 2019, approximately 70.5%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to recreational and marine vehicles, and other consumer finance products.
The Company’s average penetration rate for the second quarter of 2019 was 36%, an increase from 32% for the same period in 2018. CCAP continues to be a focal point of the Company’s strategy. On June 28, 2019, the Company entered into an Amendment to the Chrysler Agreement, with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the CCAP program. During the six months ended June 30, 2019, the Company originated $5.9 billion in CCAP loans which represented 54% of total retail installment contract originations (unpaid principal balance), as well as $4.5 billion in CCAP leases. Additionally, substantially all of the leases originated by the Company during the six months ended June 30, 2019 were under the Chrysler Agreement. Since its May 2013 launch, CCAP has originated more than $59.0 billion in retail loans (excluding SBNA originations program) and purchased $37.8 billion in leases. As of June 30, 2019, the Company’s carrying value of auto retail installment contract portfolio consisted of $8.6 billion of CCAP loans, which represents 33% of the Company’s carrying value of auto retail installment contract portfolio.
Economic and Business Environment

Unemployment rates continue to be at low levels of 3.7% as reported by the Bureau of Labor Statistics for June 30, 2019, and the federal funds rate were in the range of 2.25% to 2.5% in June 30, 2019.

Despite this stability, consumer debt levels continued to rise, specifically auto debt. As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company’s business, financial position, results of operations or cash flow. Refer to Note 2 to these Condensed Consolidated Financial Statements for the details on the Company’s retail installment contracts by state concentration.

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
Corrections to Previously Reported Amounts
As previously mentioned in Footnote 1 - Description of Business, the Company identified and corrected two immaterial errors. The Company included the impact of these errors on the material accounts and disclosures presented in the financial statements within Footnote 1. The impact of these errors on other material items included within Management’s Discussion and Analysis section are as follows:

•	Delinquency ratios

	As of June 30, 2018
	Reported	Corrections	Revised
Delinquent principal, 30-59 days past due	9.2%	0.4%	9.6%
Delinquent principal over 59 days	4.2%	0.3%	4.5%

•	Other ratios

	Three months ended June 30, 2018			Six Months Ended June 30, 2018
	Reported	Corrections	Revised	Reported	Corrections	Revised
Net Charge-off ratio	6.0%	0.1%	6.1%	7.1%	0.1%	7.2%

Yield on individually acquired retail installment contracts	15.5%	0.7%	16.2%	15.4%	0.7%	16.1%

Second Quarter 2019 Summary of Results
Key highlights of the Company’s performance in the second quarter of 2019 included:

•	Total auto originations (excluding the SBNA originations program) of $6.5 billion, down (18.5)% from $7.9 originated in the same quarter in 2018;

•	Net finance and other interest income of $1.2 billion, up 4.6% compared to the same quarter in 2018;

•	Return on average assets of 3.2%, down from 3.3% compared to the same quarter in 2018;

•	Common equity tier 1 (CET1) ratio of 15.7%, down 119 bps compared to the same quarter in 2018; and

•	Net leased vehicle income of $232 million, up 30.5% compared to the same quarter in 2018.

Volume

The Company’s originations of individually acquired loans and leases, including revolving loans, average APR, and discount during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$3,949,648	$4,630,704	$7,975,975	$8,014,110
Average APR	16.2%	16.8%	16.7%	17.0%
Average FICO® (a)	601	602	597	599
Discount	(0.5)%	0.004%	(0.3)%	0.2%

Personal loans (b)	$343,214	$340,088	$631,770	$613,416
Average APR	29.7%	27.1%	29.8%	28.3%

Leased vehicles	$2,520,130	$2,632,052	$4,483,710	$4,725,657

Finance lease	$4,822	$2,058	$8,129	$4,456
Total originations retained	$6,817,814	$7,604,902	$13,099,584	$13,357,639

Sold Originations
Retail installment contracts	$—	$683,935	$—	$1,553,979
Average APR	—%	7.6%	—%	7.3%
Average FICO® (c)	—	726	—	726

Total originations (excluding SBNA Originations Program)	$6,817,814	$8,288,837	$13,099,584	$14,911,618

(a)
Unpaid principal balance excluded from the weighted average FICO score is $448 million and $594 million for the three months ended June 30, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $141 million and $44 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $941 million and $1 billion for the six months ended June 30, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $247 million and $77 million, respectively, were commercial loans.

(b)
Included in the total origination volume is $51 million and $58 million for the three months ended June 30, 2019 and 2018, respectively, and $76 million and $84 million for the six months ended June 30, 2019 and 2018, respectively, related to newly opened accounts.

(c)
Unpaid principal balance excluded from the weighted average FICO score is zero and $54 million for the three months ended June 30, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero and $26 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is zero and $121 million for the six months ended June 30, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero and $67 million, respectively, were commercial loans.

Total auto originations (excluding SBNA Originations Program) decreased $1.5 billion, or 18.5% , from the three months ended June 30, 2018 to the three months ended June 30, 2019, since the Company has initiated the SBNA originations program as below. The Company’s initiatives to improve our pricing as well as dealer and customer experience has increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

SBNA Originations Program

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and six months ended June 30, 2019, the Company facilitated the purchase of $1.9 billion and $2.95 billion of retail installment contacts, respectively.

The Company’s originations of individually acquired retail installment contracts and leases by vehicle type during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,396,979	35.4%	$1,892,910	35.6%	$2,952,093	37.0%	$3,473,841	36.2%
Truck and utility	2,381,365	60.3%	3,101,908	58.4%	4,703,456	59.0%	5,482,673	57.4%
Van and other (a)	171,304	4.3%	319,821	6.0%	320,426	4.0%	611,575	6.4%
	$3,949,648	100.0%	$5,314,639	100.0%	$7,975,975	100.0%	$9,568,089	100.0%
Leased vehicles
Car	$149,669	5.9%	$274,589	10.4%	$256,171	5.7%	$433,513	9.2%
Truck and utility	2,285,002	90.7%	2,260,804	85.9%	4,087,758	91.2%	4,101,105	86.8%
Van and other (a)	85,459	3.4%	96,659	3.7%	139,781	3.1%	191,039	4.0%
	$2,520,130	100.0%	$2,632,052	100.0%	$4,483,710	100.0%	$4,725,657	100.0%
Total originations by vehicle type
Car	$1,546,648	23.9%	$2,167,499	27.3%	$3,208,264	25.7%	$3,907,354	27.4%
Truck and utility	4,666,367	72.1%	5,362,712	67.5%	8,791,214	70.6%	9,583,778	67.0%
Van and other (a)	256,763	4.0%	416,480	5.2%	460,207	3.7%	802,614	5.6%
	$6,469,778	100.0%	$7,946,691	100.0%	$12,459,685	100.0%	$14,293,746	100.0%
(a) Other primarily consists of commercial vehicles.
The Company’s asset sales for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollar amounts in thousands)
Retail installment contracts	$—	$1,156,060	$—	$2,631,313
Average APR	—%	7.5%	—%	7.0%
Average FICO®	—	724	—	726

Total asset sales	$—	$1,156,060	$—	$2,631,313

There were no asset sales for the three and six months ended June 30, 2019.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts
Car	$12,535,991	43.2%	$13,011,925	45.7%
Truck and utility	15,274,401	52.7%	14,266,757	50.1%
Van and other (a)	1,186,443	4.1%	1,184,554	4.2%
	$28,996,835	100.0%	$28,463,236	100.0%

Leased vehicles
Car	$1,433,262	8.7%	$1,590,621	10.5%
Truck and utility	14,436,351	87.3%	12,899,955	84.8%
Van and other (a)	654,987	4.0%	728,737	4.7%
	$16,524,600	100.0%	$15,219,313	100.0%

Total by vehicle type
Car	$13,969,253	30.7%	$14,602,546	33.4%
Truck and utility	29,710,752	65.3%	27,166,712	62.2%
Van and other (a)	1,841,430	4.0%	1,913,291	4.4%
	$45,521,435	100.0%	$43,682,549	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted dealer discount of the Company’s held for investment portfolio as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts (a)	$28,996,835	$28,463,236
Average APR	16.8%	16.7%
Discount	0.5%	0.8%

Personal loans (b)	$—	$2,637
Average APR	—%	31.7%

Receivables from dealers	$13,010	$14,710
Average APR	4.0%	4.1%

Leased vehicles	$16,524,600	$15,219,313

Finance leases	$23,263	$19,344
(a) Of this balance as of June 30, 2019, $7.3 billion, $10.3 billion, $4.3 billion, and $3.2 billion was originated during the six months ended June 30, 2019, and the years ended 2018, 2017, and 2016, respectively.
(b) The remaining balance of personal loans, held for investment, was charged off during the quarter ended June 30, 2019.
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

The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.3% to 11.1% as of June 30, 2019, and 5.9% to 10.6% as of June 30, 2018. The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

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
Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchased pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools for which it was probable at acquisition that not all contractually required payments would be collected, during the six months ended June 30, 2019 and 2018. However, during the three months ended June 30, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of $74,718 and $72,963, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of $74,718 and $115,959, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company’s existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	1,169,785	$1,123,860	$2,325,808	2,200,178
Interest on purchased receivables portfolios	939	2,244	2,352	5,085
Interest on receivables from dealers	51	130	173	250
Interest on personal loans	90,323	84,772	186,345	174,032
Interest on finance receivables and loans	1,261,098	1,211,006	2,514,678	2,379,545
Net leased vehicle income	231,794	177,562	437,335	323,157
Other finance and interest income	11,437	8,494	21,684	15,631
Interest expense	330,039	273,953	664,421	514,981
Net finance and other interest income	1,174,290	1,123,109	2,309,276	2,203,352
Provision for credit losses	430,676	406,544	981,555	916,885
Profit sharing	13,345	12,853	20,313	17,230
Other income	30,411	22,384	81,496	47,437
Operating expenses	280,649	276,950	571,606	564,862
Income before tax expense	480,031	449,146	817,298	751,812
Income tax expense	111,764	114,120	201,528	172,172
Net income	$368,267	$335,026	$615,770	$579,640
Share Data
Weighted-average common shares outstanding
Basic	351,106,197	361,268,112	351,309,700	360,987,233
Diluted	351,556,349	362,057,614	351,825,554	361,829,283
Earnings per share
Basic	$1.05	$0.93	$1.75	$1.61
Diluted	$1.05	$0.93	$1.75	$1.60
Dividend paid per common share	$0.20	$0.05	$0.40	$0.10
Balance Sheet Data
Finance receivables held for investment, net	25,838,749	$24,057,164	$25,838,749	$24,057,164
Finance receivables held for sale, net	1,249,101	1,246,732	1,249,101	1,246,732
Goodwill and intangible assets	108,173	105,669	108,173	105,669
Total assets	46,416,093	41,157,189	46,416,093	41,157,189
Total borrowings	36,765,505	31,929,606	36,765,505	31,929,606
Total liabilities	39,078,832	34,123,553	39,078,832	34,123,553
Total equity	7,337,261	7,033,636	7,337,261	7,033,636
Allowance for credit losses	3,122,259	3,320,792	3,122,259	3,320,792

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$462,427	$405,651	$1,077,631	$946,934
Charge-offs, net of recoveries, on purchased receivables portfolios	—	(565)	—	(993)
Charge-offs, net of recoveries, on personal loans	1,675	515	1,914	1,264
Charge-offs, net of recoveries, on finance leases	175	406	347	712
Total charge-offs, net of recoveries	464,277	406,007	1,079,892	947,917
End of period delinquent principal over 59 days, individually acquired retail installment contracts held for investment	1,368,427	1,232,521	1,368,427	1,232,521
End of period personal loans delinquent principal over 59 days	167,033	164,458	167,033	164,458
End of period delinquent principal over 59 days, loans held for investment	1,368,427	1,234,502	1,368,427	1,234,502
End of period assets covered by allowance for credit losses	29,007,585	27,551,134	29,007,585	27,551,134
End of period gross individually acquired retail installment contracts held for investment	28,971,311	27,511,718	28,971,311	27,511,718
End of period gross personal loans held for sale	1,364,956	1,370,888	1,364,956	1,370,888
End of period gross finance receivables and loans held for investment	29,009,846	27,566,517	29,009,846	27,566,517
End of period gross finance receivables, loans, and leases held for investment	45,557,709	40,422,435	45,557,709	40,422,435
Average gross individually acquired retail installment contracts held for investment	29,017,122	26,772,369	28,816,732	26,402,688
Average gross personal loans held for investment	1,337	4,562	1,809	5,304
Average gross individually acquired retail installment contracts held for investment and held for sale	29,070,738	27,673,016	28,834,640	27,305,408
Average gross purchased receivables portfolios	26,759	37,284	28,020	39,257
Average gross receivables from dealers	13,088	15,361	13,368	15,507
Average gross personal loans held for investment and held for sale	1,375,306	1,375,877	1,424,717	1,421,861
Average gross finance leases	21,889	20,937	20,994	21,699
Average gross finance receivables and loans	30,507,780	29,122,475	30,321,739	28,803,732
Average gross operating leases	16,043,654	12,219,612	15,752,705	11,856,109
Average gross finance receivables, loans, and leases	46,551,434	41,342,087	46,074,444	40,659,841
Average managed assets	55,545,503	50,445,203	55,043,583	49,632,691
Average total assets	45,700,887	40,885,863	45,101,873	40,316,990
Average debt	36,152,602	31,898,900	35,715,392	31,589,063
Average total equity	7,273,470	6,879,749	7,163,738	6,724,157
Ratios
Yield on individually acquired retail installment contracts	16.1%	16.2%	16.1%	16.1%
Yield on purchased receivables portfolios	14.0%	24.1%	16.8%	25.9%
Yield on receivables from dealers	1.6%	3.4%	2.6%	3.2%
Yield on personal loans held for sale (1)	26.3%	24.6%	26.2%	24.5%
Yield on earning assets (2)	12.9%	13.5%	12.9%	13.4%
Cost of debt (3)	3.7%	3.4%	3.7%	3.3%
Net interest margin (4)	10.1%	10.9%	10.0%	10.8%
Expense ratio (5)	2.0%	2.2%	2.1%	2.3%
Return on average assets (6)	3.2%	3.3%	2.7%	2.9%
Return on average equity (7)	20.3%	19.5%	17.2%	17.2%
Net charge-off ratio on individually acquired retail installment contracts (8)	6.4%	6.1%	7.5%	7.2%
Net charge-off ratio (8)	6.4%	6.0%	7.5%	7.2%
Delinquency ratio on individually acquired retail installment contracts held for investment, end of period (9)	4.7%	4.5%	4.7%	4.5%
Delinquency ratio on loans held for investment, end of period (9)	4.7%	4.5%	4.7%	4.5%
Equity to assets ratio (10)	15.8%	17.1%	15.8%	17.1%
Tangible common equity to tangible assets (10)	15.6%	16.9%	15.6%	16.9%
Common stock dividend payout ratio (11)	19.1%	5.4%	22.8%	6.2%
Allowance ratio (12)	10.8%	12.1%	10.8%	12.1%
Common Equity Tier 1 capital ratio (13)	15.7%	16.9%	15.7%	16.9%

(1)	Includes finance and other interest income; excludes fees.

(2)	“Yield on earning assets” is defined as the ratio of annualized Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	“Cost of debt” is defined as the ratio of annualized Interest expense to Average debt.

(4)	“Net interest margin” is defined as the ratio of annualized Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	“Expense ratio” is defined as the ratio of annualized Operating expenses to Average managed assets.

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets.

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity.

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 59 days to End of period gross balance of the respective portfolio, excludes capital leases.

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company’s capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
	(Dollar amounts in thousands)
Total equity	$7,337,261	$7,033,636
Deduct: Goodwill and intangibles	108,173	105,669
Tangible common equity	$7,229,088	$6,927,967

Total assets	$46,416,093	$41,157,189
Deduct: Goodwill and intangibles	108,173	105,669
Tangible assets	$46,307,920	$41,051,520

Equity to assets ratio	15.8%	17.1%
Tangible common equity to tangible assets	15.6%	16.9%

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company’s shareholders.

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)	“Common Equity Tier 1 Capital ratio” is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	June 30, 2019	June 30, 2018
Total equity	$7,337,261	$7,033,636
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	$152,264	$166,241
Deduct: Accumulated other comprehensive income (loss), net	$(21,568)	$62,449
Tier 1 common capital	$7,206,565	$6,804,946
Risk weighted assets (a)	$45,849,574	$40,251,526
Common Equity Tier 1 capital ratio (b)	15.7%	16.9%

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

(b)	CET1 is calculated under Basel III regulations required since January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended June 30,
	2019			2018
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$29,070,738	$1,169,785	16.1%	$27,673,016	$1,123,860	16.2%
Purchased receivables	26,759	939	14.0%	37,284	2,244	24.1%
Receivables from dealers	13,088	51	1.6%	15,361	130	3.4%
Personal loans	1,375,306	90,323	26.3%	1,375,877	84,772	24.6%
Finance lease receivables	21,889	910	16.6%	20,937	376	7.2%
Finance receivables	30,507,780	1,262,008	16.5%	29,122,475	1,211,382	16.6%
Leased vehicles, net	16,043,654	231,794	5.8%	12,219,612	177,562	5.8%
Other assets	2,310,954	10,527	1.8%	2,866,389	8,118	1.1%
Allowance for credit losses	(3,161,501)	—	—	(3,322,613)	—	—
Total assets	$45,700,887	$1,504,329		$40,885,863	$1,397,062
Liabilities and equity
Liabilities:
Notes payable	$36,152,602	$330,039	3.7%	$31,898,900	$273,953	3.4%
Other liabilities	2,274,815	—	—	2,107,214	—	—
Total liabilities	38,427,417	330,039		34,006,114	273,953

Total stockholders' equity	7,273,470	—	—	6,879,749	—
Total liabilities and equity	$45,700,887	$330,039		$40,885,863	$273,953

	Six Months Ended June 30,
	2019			2018
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$28,834,640	$2,325,808	16.1%	$27,305,408	$2,200,178	16.1%
Purchased receivables	28,020	2,352	16.8%	39,257	5,085	25.9%
Receivables from dealers	13,368	173	2.6%	15,507	250	3.2%
Personal loans	1,424,717	186,345	26.2%	1,421,861	174,032	24.5%
Finance lease receivables	20,994	1,275	12.1%	21,699	934	8.6%
Finance receivables held for investment, net	30,321,739	2,515,953	16.6%	28,803,732	2,380,479	16.5%
Leased vehicles, net	15,752,705	437,335	5.6%	11,856,109	323,157	5.5%
Other assets	2,218,872	20,409	1.8%	2,991,938	14,697	1.0%
Allowance for credit losses	(3,191,443)	—	—	(3,334,789)	—	—
Total assets	$45,101,873	$2,973,697		$40,316,990	$2,718,333
Liabilities and equity
Liabilities:
Notes payable	$35,715,392	$664,421	3.7%	$31,589,063	$514,981	3.3%
Other liabilities	2,222,743	—	—	2,003,770	—	—
Total liabilities	37,938,135	664,421		33,592,833	514,981

Total stockholders' equity	7,163,738	—		6,724,157	—
Total liabilities and equity	$45,101,873	$664,421		$40,316,990	$514,981

Results of Operations
The following table presents the Company’s results of operations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,261,098	$1,211,006	$2,514,678	$2,379,546
Leased vehicle income	676,236	537,897	1,325,796	1,042,175
Other finance and interest income	11,437	8,494	21,684	15,631
Total finance and other interest income	1,948,771	1,757,397	3,862,158	3,437,352
Interest expense	330,039	273,953	664,421	514,981
Leased vehicle expense	444,442	360,335	888,461	719,018
Net finance and other interest income	1,174,290	1,123,109	2,309,276	2,203,353
Provision for credit losses	430,676	406,544	981,555	916,885
Net finance and other interest income after provision for credit losses	743,614	716,565	1,327,721	1,286,468
Profit sharing	13,345	12,853	20,313	17,230
Net finance and other interest income after provision for credit losses and profit sharing	730,269	703,712	1,307,408	1,269,238
Total other income	30,411	22,384	81,496	47,437
Total operating expenses	280,649	276,950	571,606	564,862
Income before income taxes	480,031	449,146	817,298	751,813
Income tax expense	111,764	114,120	201,528	172,172
Net income	$368,267	$335,026	$615,770	$579,640

Net income	$368,267	$335,026	$615,770	$579,640
Change in unrealized gains (losses) on cash flow hedges, net of tax	(34,045)	(761)	(55,084)	12,039
Unrealized gains (losses) on available-for-sale debt securities, net of tax	$539	—	$1,001	$—
Comprehensive income	$334,761	$334,265	$561,687	$591,679

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,169,785	$1,123,860	$45,925	4%	$2,325,808	$2,200,178	$125,630	6%
Income from purchased receivables portfolios	939	$2,244	(1,305)	(58)%	2,352	$5,085	(2,733)	(54)%
Income from receivables from dealers	51	$130	(79)	(61)%	173	$250	(77)	(31)%
Income from personal loans	90,323	$84,772	5,551	7%	186,345	$174,032	12,313	7%
Total interest on finance receivables and loans	$1,261,098	$1,211,006	$50,092	4%	$2,514,678	$2,379,545	$135,133	6%

Income from individually acquired retail installment contracts increased $46 million, or 4%, from the second quarter of 2018 to the second quarter of 2019, and increased $126 million, or 6%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily due to 5.1% and 5.6% increase respectively, in the average outstanding balance of the portfolio.

Income from purchased receivables-credit impaired portfolios decreased $1 million, or 58%, from the second quarter of 2018 to the second quarter of 2019, and decreased $3 million , or 54%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans increased $6 million, or 7%, from the second quarter of 2018 to the second quarter of 2019, and increased $12 million, or 7%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily due to newer originations with higher loan APRs.
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$676,236	$537,897	$138,339	26%	$1,325,796	$1,042,175	$283,621	27%
Leased vehicle expense	444,442	360,335	84,107	23%	888,461	719,018	169,443	24%
Leased vehicle income, net	$231,794	$177,562	$54,232	31%	$437,335	$323,157	$114,178	35%
Leased vehicle income and expense increased in the three and six months ended June 30, 2019, when compared to the same periods in 2018, due to increase in the average outstanding balance of the portfolio by 31% and 33% respectively. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$336,813	$287,369	$49,444	17%	$680,125	$540,741	$139,384	26%
Interest expense on derivatives	(6,774)	(13,416)	6,642	(50)%	(15,704)	(25,760)	10,056	(39)%
Total interest expense	$330,039	$273,953	$56,086	20%	$664,421	$514,981	$149,440	29%
Total Interest expense increased $56 million, or 20%, from the second quarter of 2018 to the second quarter of 2019, and increased $149 million, or 29%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily due an increase in average outstanding debt balance by 13.3% and 13.1% respectively, and increased cost of funds resulting from higher market rates and wider spreads.

Provision for Credit Losses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses	$430,676	$406,544	$24,132	6%	$981,555	$916,885	$64,670	7%
Provision for credit losses increased $24 million, or 6%, from the second quarter of 2018 to the second quarter of 2019, and increased $65 million, or 7%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily due to increase in portfolio by 5.3% and higher net charge offs in 2019.
Profit Sharing

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$13,345	$12,853	$492	4%	$20,313	$17,230	$3,083	18%

Profit sharing expense consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing increased in the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to increase in lease portfolio.

Other Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(84,787)	$(82,634)	$(2,153)	(3)%	$(151,884)	$(169,154)	$17,270	10%
Servicing fee income	25,002	27,538	(2,536)	(9)%	48,808	53,720	(4,912)	(9)%
Fees, commissions, and other	90,196	77,480	12,716	16%	184,572	162,871	21,701	13%
Total other income	$30,411	$22,384	$8,027	36%	$81,496	$47,437	$34,059	72%
Average serviced for others portfolio	$8,996,182	$9,103,107	$(106,925)		$8,970,346	$8,928,448	$41,898

•
Investment losses, net, decreased $17 million, or 10%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily because of no asset sales in 2019. The Company recorded a loss of $20 million during the six months ended June 30, 2018, related to asset sales.

•
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased 9% in 2019, as compared to 2018, due to the lower average balances for serviced portfolio that had higher servicing fee rates. The serviced for others portfolio as of June 30, 2019 and 2018 was as follows:

	June 30,
	2019	2018
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$6,853,846	$4,458,912
SBNA leases	163	7,042
Total serviced for related parties	6,854,009	4,465,954
Chrysler Capital securitizations	369,113	960,057
Other third parties	2,059,186	4,128,950
Total serviced for third parties	2,428,299	5,089,007
Total serviced for others portfolio	$9,282,308	$9,554,961

•
The Company’s fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income increased in 2019, as compared 2018, primarily due to the increase in referral fee income from SBNA related to origination support services.

Total Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$122,678	$118,598	$4,080	3%	$250,572	$240,603	$9,969	4%
Repossession expense	69,699	63,660	6,039	9%	140,559	135,741	4,818	4%
Other operating costs	88,272	94,692	(6,420)	(7)%	180,475	188,518	(8,043)	(4)%
Total operating expenses	$280,649	$276,950	$3,699	1%	$571,606	$564,862	$6,744	1%
Compensation expense increased three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to an increase in number of employees period over period.
Repossession expense increased three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to an increase in number of repossessions in 2019.
Other operating costs decreased three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to a decrease in legal accruals in 2019.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$111,764	$114,120	$(2,356)	(2)%	$201,528	$172,172	$29,356	17%
Income before income taxes	480,031	449,146	30,885	7%	817,298	751,813	65,486	9%
Effective tax rate	23.3%	25.4%			24.7%	22.9%

The effective tax rate increased from 22.9% for the six months ended June 30, 2018 to 24.7% for the six months ended June 30, 2019, primarily due to certain state return to provision true-ups and decrease in electric vehicle credits in 2019.

Other Comprehensive Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$(33,506)	$(761)	$(32,745)	4,303%	$(54,083)	$12,039	$(66,122)	549%

The change in unrealized gains (losses) for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily driven by interest income realized into Statement of Income in 2019.

Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 82% of the Company’s portfolio as of June 30, 2019. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company’s allowance for credit losses as a percentage of retail installment contracts acquired individually, was comprised of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Non-TDR	TDR	Non-TDR	TDR
Allowance as a percentage of unpaid principal balance	8.0%	25.6%	7.9%	26.3%
Allowance and discount as a percentage of unpaid principal balance	8.5%	26.2%	8.6%	27.1%

Note: Refer to Note 4 to these Condensed Consolidated Financial Statements for the details on the components of the carrying value of retail installment contracts acquired individually held for investment as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, used car financing represented 57% of our outstanding retail installment contracts acquired individually. 85% of this used car financing consisted of nonprime auto loans.
A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of June 30, 2019 and December 31, 2018 was as follows (dollar amounts in billions, totals may not foot due to rounding):

June 30, 2019
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.6	96%	$0.1	4%	$—	—	$—	—	$2.7	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	33%	0.1	33%	—	—%	0.1	33%	0.3	1%
	36+	0.2	4%	0.2	4%	0.2	4%	4.5	87%	5.1	18%
540-599	<36	0.3	38%	0.2	25%	0.1	12%	0.2	25%	0.8	3%
	36+	0.2	2%	0.3	3%	0.3	3%	8.0	92%	8.8	30%
600-639	<36	0.3	38%	0.2	25%	0.1	12%	0.2	25%	0.8	3%
	36+	0.1	2%	0.1	2%	0.1	2%	4.3	94%	4.6	16%
>640	<36	0.4	43%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	3%	0.1	3%	0.1	3%	3.6	91%	3.9	13%
Total		$4.7	16%	$1.7	6%	$1.1	4%	$21.4	74%	$28.9	100%

December 31, 2018
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.5	96%	$0.1	4%	$—	—	$—	—	$2.6	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	86%	5.5	19%
540-599	<36	0.3	37%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	4%	7.7	92%	8.4	30%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.2	94%	4.5	16%
>640	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.1	2%	3.7	94%	4.0	14%
Total		$4.4	15%	$1.6	6%	$1.3	5%	$21.2	74%	$28.5	100%
(a) Includes commercial loans
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
The following is a summary of delinquencies on retail installment contracts held for investment as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,726,187	9.4%	$3,121,795	11.0%
Delinquent principal over 59 days (b)	1,368,427	4.7%	1,713,775	6.0%
Total delinquent principal	$4,094,614	14.1%	$4,835,570	17.0%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
(b) Interest is generally accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.

Refer to Note 4 to these Condensed Consolidated Financial Statements for the details on the retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of June 30, 2019 and December 31, 2018.
Credit Loss Experience
The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
	Retail Installment Contracts
	(Dollar amounts in thousands)
Principal outstanding at period end	$28,971,311	$27,511,718
Average principal outstanding during the period	$28,816,732	$26,441,945
Number of receivables outstanding at period end	1,824,968	1,714,744
Average number of receivables outstanding during the period	1,810,734	1,729,592
Number of repossessions (a)	144,957	142,625
Number of repossessions as a percent of average number of receivables outstanding	16.0%	16.5%
Net losses	$1,077,631	$945,941
Net losses as a percent of average principal amount outstanding	7.5%	7.2%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
There were no charge-offs on the Company’s receivables from dealers for the three and six months ended June 30, 2019 and 2018.
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
The following is a summary of deferrals on the Company’s retail installment contracts held for investment as of the dates indicated:

	June 30, 2019		December 31, 2018
	(Dollar amounts in thousands)
Never deferred	$21,533,545	74.3%	$20,212,452	71.0%
Deferred once	3,513,241	12.1%	3,690,522	13.0%
Deferred twice	1,649,535	5.7%	1,952,894	6.9%
Deferred 3 - 4 times	2,201,028	7.6%	2,516,451	8.8%
Deferred greater than 4 times	99,486	0.3%	90,917	0.3%
Total	$28,996,835		$28,463,236
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
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. TDRs are generally placed on nonaccrual status when the account becomes past due more than 60 days. For loans on nonaccrual status, interest income is recognized on a cash basis; For loans on nonaccrual status, the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due.
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

The following is a summary of the principal balance as of June 30, 2019 and December 31, 2018 of loans that have received these modifications and concessions:

	June 30, 2019	December 31, 2018
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$1,627,478	$2,137,334
Bankruptcy-related accounts	44,922	54,373
Extension of maturity date	28,985	25,644
Interest rate reduction	54,301	54,906
Max buy rate and fair lending (b)	5,470,323	4,685,522
Other	126,151	137,958
Total modified loans	$7,352,160	$7,095,737
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

Refer to Note 4 to these Condensed Consolidated Financial Statements for the details on the Company’s recorded investment in TDRs and a summary of delinquent TDRs, as of June 30, 2019 and December 31, 2018.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance — beginning of period	$4,891,375	$6,094,823	$5,365,477	$6,328,159
New TDRs	293,079	711,927	624,871	1,294,591
Charge-offs	(368,758)	(406,514)	(833,516)	(956,098)
Paydowns (a)	(309,202)	(305,296)	(650,808)	(572,600)
Others	(14,570)	928	(14,100)	1,816
Balance — end of period	$4,491,924	$6,095,868	$4,491,924	$6,095,868
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
The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$4,519,334	$5,378,603
TDR - Impairment	1,156,303	1,416,743
TDR - Allowance ratio	25.6%	26.3%

Non-TDR - Unpaid principal balance	$24,451,977	$23,054,157
Non-TDR - Allowance	1,961,893	1,819,360
Non-TDR Allowance ratio	8.0%	7.9%

Total - Unpaid principal balance	$28,971,311	$28,432,760
Total - Allowance	3,118,196	3,236,103
Total - Allowance ratio	10.8%	11.4%

The total allowance decreased from December 31, 2018 to June 30, 2019, primarily driven by lower TDR balances and better recovery rates.

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 12 third-party banks, SHUSA and through securitizations in the ABS market and flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $7.3 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the second quarter of 2019, the Company completed on-balance sheet funding transactions totaling approximately $4.0 billion, including:

•	securitizations on the Company’s SDART platform for approximately $1.0 billion;

•	securitizations on the Company’s DRIVE, deeper subprime platform, for approximately $1.2 billion;

•	private lease securitization for approximately $1.2 billion; and

•	private amortizing lease facility for approximately $0.5 billion.

Refer to Note 5 to these Condensed Consolidated Financial Statements for the details on the Company’s total debt.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has one credit facility with seven banks providing an aggregate commitment of $4.4 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of June 30, 2019 and December 31, 2018, there was an outstanding balance of approximately $3.0 billion and $2.2 billion, respectively, on this facility in aggregate. The facility requires reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has six credit facilities with nine banks providing an aggregate commitment of $5.7 billion for the exclusive use of providing short-term liquidity needs to support Core and Chrysler Capital Loan financing.  As of June 30, 2019 and December 31, 2018, there was an outstanding balance of approximately $3.1 billion and $2.0 billion, respectively, on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.
Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of June 30, 2019 and December 31, 2018, there was an outstanding balance of $426 million and $299 million, respectively, under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of June 30, 2019 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	$300,000	$300,000	$193,923	$300,000
Promissory Note	SHUSA	$400,000	$400,000	$400,000	$400,000
Promissory Note	SHUSA	$500,000	$500,000	$500,000	$500,000
Promissory Note	SHUSA	$500,000	$500,000	$46,961	$500,000
Promissory Note	SHUSA	$650,000	$650,000	$650,000	$650,000
Promissory Note	SHUSA	$650,000	$650,000	$650,000	$650,000
Line of Credit	SHUSA	$—	$500,000	$109,917	$435,000
Line of Credit	SHUSA	$—	$3,000,000	$—	$—
		$4,000,000	$7,500,000

	As of June 30, 2018 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	Santander-NY	$—	$1,000,000	$107,253	$595,000
Line of credit	Santander-NY	122,200	750,000	575,135	687,900
Line of credit	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$3,122,200	$7,750,000
SHUSA provides the Company with $3.5 billion of committed revolving credit that can be drawn on an unsecured basis. SHUSA also provides the Company with $4.0 billion of term promissory notes with maturities ranging from May 2020 to December 2023.
Secured Structured Financings
The Company’s secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issues amortizing notes. The Company has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $26 billion.
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

Off-Balance Sheet Financing

Beginning in 2017, the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through securitization platforms. As all of the notes and residual interests in the securitizations were issued to Santander, the Company recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from the Company’s consolidated balance sheets. Beginning in 2018, this program has been replaced with a new program with SBNA, whereby the Company has agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchasing of retail loans, primarily from FCA dealers, all of which are serviced by the Company.

Cash Flow Comparison
The Company has historically produced positive net cash from operating activities. The Company’s investing activities primarily consist of originations, acquisitions, and collections from retail installment contracts. SC’s financing activities primarily consist of borrowing, repayments of debt, share repurchases, and payment of dividends.

	Six Months Ended June 30,
	2019	2018
	(Dollar amounts in thousands)
Net cash provided by operating activities	$2,862,369	$3,512,239
Net cash used in investing activities	(4,363,359)	(4,872,968)
Net cash provided by financing activities	1,622,883	724,120
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $0.6 billion from the six months ended June 30, 2018 to the six months ended June 30, 2019, mainly due to lower origination of assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $0.5 billion from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily due to increase of $0.7 billion in collections on finance receivables held for investment, offset by increase of $0.2 billion for originations of finance receivables held for investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $0.9 billion from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily due to the increase of proceeds from notes payable.

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
The following table summarizes the Company’s contractual obligations as of June 30, 2019:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$8,382	$29,917	$25,233	$32,391	$95,923
Notes payable - credit facilities and related party	425,695	9,338,469	750,000	—	10,514,164
Notes payable - secured structured financings (a)	431,135	7,434,332	12,636,638	5,811,270	26,313,375
Contractual interest on debt	1,138,671	1,076,721	211,103	26,111	2,452,606
Total	$2,003,883	$17,879,439	$13,622,974	$5,869,772	$39,376,068
(a)Adjusted for unamortized costs of $65 million.

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
The Company’s Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of June 30, 2019, the notional value of the Company’s interest rate swap agreements was $6.3 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of June 30, 2019 the notional value of the Company’s interest rate cap agreements was $18.4 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of June 30, 2019, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $35 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of June 30, 2019, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $135 million.
Collateral Risk
The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the second quarter of 2019, approximately 89% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of June 30, 2019, it had 12);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of June 30, 2019, Santander and affiliates provided 11% of its funding);

•	that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of June 30, 2019, the highest single lender’s commitment was 23% (not including repo)); and

•
that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of June 30, 2019, none of the Company’s warehouse facilities is scheduled to mature in the next six or twelve months).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2019, we did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Notwithstanding this material weakness, based on additional analyses and other procedures performed, management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

•	There was insufficient governance, oversight and monitoring of the credit loss allowance and accretion processes and a lack of defined roles and responsibilities in monitoring functions.

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

While progress has been made to remediate this material weakness, as of June 30, 2019, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weakness, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness was not remediated as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow that are set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The information presented below should be read in conjunction with the risk factors disclosed in that Form 10-K.

Uncertainty regarding LIBOR may adversely affect our business

The UK Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. This announcement has resulted in uncertainty about the future of LIBOR and other rates used as interest rate “benchmarks,” and suggests that the continuation of LIBOR on the current basis will not be guaranteed after 2021, and that LIBOR could be discontinued or modified by 2021.

Several international working groups are focused on transition plans and alternative contract language seeking to address potential market disruption that could arise from the replacement of LIBOR with a new reference rate. For example, in the U.S., the Alternative Reference Rates Committee, a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York and comprised of private sector entities, banking regulators and other financial regulators, including the SEC, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on observable U.S. Treasury-backed repurchase transactions. In addition, ISDA is working to develop alternative contract language applicable in the event of LIBOR’s discontinuation that could apply to derivatives entered into on ISDA documentation. Separately, the SEC issued a statement in July 2019 encouraging market participants to focus on managing the transition from LIBOR prior to 2021 to avoid business and market disruptions, including incorporating fallback language in contracts in the event LIBOR is unavailable and proactive negotiations with counterparties to existing contracts that utilize LIBOR as a reference rate.

While we have begun the process of identifying existing contracts that extend past 2021 to determine their exposure to LIBOR, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted.

Even if financial instruments are transitioned to alternative reference rates successfully, the new reference rates are likely to differ from the previous reference rates, and the value and return on those instruments could be adversely impacted. We could also be subject to increased costs due to paying higher interest rates on our existing financial instruments. We could incur legal risks in the event of such changes, as renegotiation and changes to documentation for new and existing transactions may be required, especially if parties to an instrument cannot agree on how to effect the transition. We could also incur further operational risks due to the potential need to adapt information technology systems, trade reporting infrastructure, and operational processes and controls, including models and hedging strategies.

In addition, it is possible that LIBOR quotes will become unavailable prior to 2021. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that scenario, risks associated with the transition away from LIBOR would be accelerated for us and the rest of the financial industry.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q.
Share Repurchases and Treasury Stock
The following table presents information regarding our repurchases of the Company’s common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price paid per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-April 31	—	$—	$400,000
May 1-May 31	365,055	22.79	391,680
June 1-June 30	3,384,637	23.19	313,174
Total	3,749,692	$23.16
Refer to Note 15 of the accompanying condensed consolidated financial statements for additional details on share repurchases.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

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

The following activities are disclosed in response to Section 13(r) with respect to Santander UK and certain other affiliates of Santander (collectively, the Group). During the period covered by this report:

•
Santander UK holds accounts for two customers, with the first customer holding one Savings Account and one Current Account, and the second customer holding one Savings Account. Both customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. Revenues and profits generated by Santander UK on these accounts in the first half of 2019 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two U.K. nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first half of 2019. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the first half of 2019.

•
The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first half of 2019, which were negligible relative to the overall revenues and profits of Santander. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1	Offer letter, by and among Fahmi Karam and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated July 23, 2019. #
10.2
Amendment to the Master Private Label Financing Agreement, dated June 28, 2019 (certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed).

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
Name: Scott Powell
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott Powell	President and Chief Executive Officer	July 31, 2019
Scott Powell	(Principal Executive Officer)
/s/ Juan Carlos Alvarez de Soto	Chief Financial Officer	July 31, 2019
Juan Carlos Alvarez de Soto	(Principal Financial and Accounting Officer)