Form 10-Q
period 2019-09-30
Santander Consumer USA Holdings Inc.
filed 2019-10-31
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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
Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered		Outstanding shares at October 29, 2019
Common Stock ($0.01 par value)	SC	New York Stock Exchange	NYSE	339,901,869
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
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking and reflect the current beliefs and expectations of the Company’s management. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company’s control. For more information regarding these risks and uncertainties as well as certain additional risks that the Company faces, refer to the Risk Factors detailed in Item 1A of Part I of the 2018 Annual Report on Form 10-K, Item 1A of Part II of this report, as well as factors more fully described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the SEC. Among the factors that could cause the Company’s actual results to differ materially from those suggested by the forward-looking statements are:

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

FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission

GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts acquired individually	Includes purchased non-credit impaired finance receivables
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC , a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents - $38,064 and $101,334 held at affiliates, respectively	$38,589	$148,436
Finance receivables held for sale, net	925,611	1,068,757
Finance receivables held for investment, net	26,500,359	25,117,454
Restricted cash and cash equivalents - $27 and $341 held at affiliates, respectively	2,245,526	2,102,048
Accrued interest receivable	282,311	303,686
Leased vehicles, net	16,037,817	13,978,855
Furniture and equipment, net of accumulated depreciation of $83,544 and $72,345, respectively	56,020	61,280
Federal, state and other income taxes receivable	82,151	97,087
Related party taxes receivable	4,732	734
Goodwill	74,056	74,056
Intangible assets, net of amortization of $51,424 and $45,324, respectively	36,627	35,195
Due from affiliates	16,003	8,920
Other assets	979,213	963,347
Total assets	$47,279,015	$43,959,855
Liabilities and Equity
Liabilities:
Notes payable — credit facilities	$5,460,581	$4,478,214
Notes payable — secured structured financings	26,919,490	26,901,530
Notes payable — related party	5,252,571	3,503,293
Accrued interest payable	47,862	49,370
Accounts payable and accrued expenses	392,103	422,951
Deferred tax liabilities, net	1,403,635	1,155,883
Due to affiliates	81,626	63,219
Other liabilities	375,945	367,037
Total liabilities	39,933,813	36,941,497
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
362,784,942 and 362,028,916 shares issued and 342,864,213 and 352,302,759 shares outstanding, respectively	3,429	3,523
Additional paid-in capital	1,276,314	1,515,572
Accumulated other comprehensive income (loss), net of taxes	(31,836)	33,515
Retained earnings	6,097,295	5,465,748
Total stockholders’ equity	7,345,202	7,018,358
Total liabilities and equity	$47,279,015	$43,959,855

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	September 30, 2019	December 31, 2018
Assets
Restricted cash and cash equivalents	$1,702,681	$1,582,158
Finance receivables held for investment, net	25,102,849	24,151,971
Leased vehicles, net	16,037,817	13,978,855
Various other assets	592,890	685,383
Total assets	$43,436,237	$40,398,367
Liabilities
Notes payable	$32,950,281	$31,949,839
Various other liabilities	179,474	122,010
Total liabilities	$33,129,755	$32,071,849

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest on finance receivables and loans	$1,273,022	$1,227,129	$3,787,700	$3,606,675
Leased vehicle income	706,302	583,097	2,032,098	1,625,272
Other finance and interest income	9,926	8,522	31,610	24,153
Total finance and other interest income	1,989,250	1,818,748	5,851,408	5,256,100
Interest expense — Including $54,719, $40,868, $145,501, and $126,541 to affiliates, respectively	335,212	285,583	999,633	800,564
Leased vehicle expense	456,193	389,076	1,344,654	1,108,094
Net finance and other interest income	1,197,845	1,144,089	3,507,121	3,347,442
Provision for credit losses	566,849	597,914	1,548,404	1,514,799
Net finance and other interest income after provision for credit losses	630,996	546,175	1,958,717	1,832,643
Profit sharing	18,125	1,652	38,438	18,882
Net finance and other interest income after provision for credit losses and profit sharing	612,871	544,523	1,920,279	1,813,761
Investment losses, net — Including $0, $4,218, $0, and $24,298 from affiliates, respectively	(86,397)	(86,320)	(238,281)	(255,474)
Servicing fee income — Including $13,117, $12,158, $40,405, and $33,605 from affiliates, respectively	21,447	26,409	70,255	80,129
Fees, commissions, and other — Including $13,465, $4,303, $32,432, and $5,072 from affiliates, respectively	96,243	84,552	280,815	247,423
Total other income	31,293	24,641	112,789	72,078
Compensation expense	132,271	119,722	382,843	360,325
Repossession expense	62,937	62,189	203,496	197,930
Other operating costs — Including $1,222, $2,473, $3,220, and $7,468 to affiliates, respectively	134,262	90,431	314,737	278,949
Total operating expenses	329,470	272,342	901,076	837,204
Income before income taxes	314,694	296,822	1,131,992	1,048,635
Income tax expense	82,156	64,874	283,684	237,047
Net income	$232,538	$231,948	$848,308	$811,588

Net income	$232,538	$231,948	$848,308	$811,588
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $(3,610), ($2,078), ($21,275), and $903, respectively	(11,158)	(5,848)	(66,241)	6,190
Unrealized gains (losses) on available-for-sale debt securities net of tax of ($35), $0, $286, and $0 respectively	(111)	—	890	—
Comprehensive income	$221,269	$226,100	$782,957	$817,778
Net income per common share (basic)	$0.67	$0.64	$2.43	$2.25
Net income per common share (diluted)	$0.67	$0.64	$2.42	$2.24
Dividend declared per common share	$0.22	$0.20	$0.62	$0.30
Weighted average common shares (basic)	345,469,657	360,725,330	349,341,627	360,898,973
Weighted average common shares (diluted)	345,956,043	361,445,223	349,855,822	361,714,123

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2018	360,527	$3,605	$1,681,558	$44,262	$4,736,277	$6,465,702
Cumulative-effect adjustment upon adoption of ASU 2018-02	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	481	5	464	—	—	469
Stock-based compensation expense	—	—	4,208	—	—	4,208
Dividends-Common stock, $0.05/share	—	—	—	—	(18,028)	(18,028)
Tax sharing with affiliate	—	—	3,766	—	—	3,766
Net income	—	—	—	—	244,615	244,615
Other comprehensive income (loss), net of taxes	—	—	—	12,800	—	12,800
Balance — March 31, 2018	361,008	$3,610	$1,689,996	$63,211	$4,956,715	$6,713,532

Stock issued in connection with employee incentive compensation plans	401	$4	$2,349	$—	$—	$2,353
Stock-based compensation expense	—	—	1,586	—	—	1,586
Dividends-Common stock, $0.05/share	—	—	—	—	(18,064)	(18,064)
Tax sharing with affiliate	—	—	(35)	—	—	(35)
Net income	—	—	—	—	335,026	335,026
Other comprehensive income (loss), net of taxes	—	—	—	(762)	—	(762)
Balance — June 30, 2018	361,409	$3,614	$1,693,896	$62,449	$5,273,677	$7,033,636

Stock issued in connection with employee incentive compensation plans	326	$3	$2,899	$—	$—	$2,902
Stock-based compensation expense	—	—	1,098	—	—	1,098
Stock repurchase/Treasury stock	(2,388)	(24)	(50,155)	—	—	(50,179)
Purchase of treasury stock	—	—	—	—	—	—
Dividends-Common stock, $0.20/share	—	—	—	—	(72,342)	(72,342)
Tax sharing with affiliate	—	—	—	—	—	—
Net income	—	—	—	—	231,948	231,948
Other comprehensive income (loss), net of taxes	—	—	—	(5,848)	—	(5,848)
Balance — September 30, 2018	359,347	$3,593	$1,647,738	$56,601	$5,433,283	$7,141,215
See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts))

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2019	352,303	$3,523	$1,515,572	$33,515	$5,465,748	$7,018,358
Stock issued in connection with employee incentive compensation plans	391	4	(1,715)	—	—	(1,711)
Stock-based compensation expense	—	—	5,987	—	—	5,987
Stock repurchase/Treasury stock	(965)	(10)	(17,770)	—	—	(17,780)
Dividends-Common stock, $0.20/share	—	—	—	—	(70,268)	(70,268)
Tax sharing with affiliate	—	—	(2,982)	—	—	(2,982)
Available-for-sale securities, net of taxes	—	—	—	462	—	462
Net income	—	—	—	—	247,503	247,503
Other comprehensive income (loss), net of taxes	—	—	—	(21,039)	—	(21,039)
Balance — March 31, 2019	351,729	$3,517	$1,499,092	$12,938	$5,642,983	$7,158,530

Stock issued in connection with employee incentive compensation plans	151	$1	$141	$—	$—	$142
Stock-based compensation expense	—	—	1,055	—	—	1,055
Stock repurchase/Treasury stock	(3,750)	(37)	(86,827)	—	—	(86,864)
Dividends-Common stock, $0.20/share	—	—	—	—	(70,364)	(70,364)
Available-for-sale securities, net of taxes	—	—	—	539	—	539
Net income	—	—	—	—	368,267	368,267
Other comprehensive income (loss), net of taxes	—	—	—	(34,044)	—	(34,044)
Balance — June 30, 2019	348,130	$3,481	$1,413,461	$(20,567)	$5,940,886	$7,337,261

Stock issued in connection with employee incentive compensation plans	214	$3	$2,886	$—	$—	$2,889
Stock-based compensation expense	—	—	931	—	—	931
Purchase of treasury stock	(5,480)	(55)	(140,964)	—	—	(141,019)
Dividends-Common stock, $0.22/share	—	—	—	—	(76,129)	(76,129)
Available-for-sale securities, net of taxes	—	—	—	(111)	—	(111)
Net income	—	—	—	—	232,538	232,538
Other comprehensive income (loss), net of taxes	—	—	—	(11,158)	—	(11,158)
Balance — September 30, 2019	342,864	$3,429	$1,276,314	$(31,836)	$6,097,295	$7,345,202
See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$848,308	$811,588
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	14,027	(12,999)
Provision for credit losses	1,548,404	1,514,799
Depreciation and amortization	1,439,818	1,211,386
Accretion of discount	(59,793)	(127,238)
Originations and purchases of receivables held for sale	—	(1,790,552)
Proceeds from sales of and collections on receivables held for sale	101,914	3,043,148
Change in revolving personal loans, net	(144,411)	(147,976)
Investment losses, net	238,281	255,474
Stock-based compensation	7,973	6,892
Deferred tax expense	268,537	242,361
Changes in assets and liabilities:
Accrued interest receivable	6,637	22,599
Accounts receivable	(1,425)	9,828
Federal income tax and other taxes	8,161	(4,257)
Other assets	(16,272)	(77,235)
Accrued interest payable	(1,508)	8,151
Other liabilities	(55,291)	113,602
Due to/from affiliates	12,096	6,062
Net cash provided by operating activities	4,215,456	5,085,633
Cash flows from investing activities:
Originations of and disbursements on finance receivables held for investment	(12,118,275)	(11,856,650)
Purchases of portfolios of finance receivables held for investment	(75,330)	(183,824)
Collections on finance receivables held for investment	9,207,346	8,035,336
Leased vehicles purchased	(6,754,501)	(7,678,161)
Manufacturer incentives received	643,552	785,499
Proceeds from sale of leased vehicles	2,733,172	2,722,688
Change in revolving personal loans, net	64,136	70,861
Purchases of available-for-sale securities	(85,098)	—
Proceeds from repayments and maturities of available-for-sale securities	6,000	—
Purchases of furniture and equipment	(8,503)	(7,065)
Sales of furniture and equipment	334	95
Upfront fee paid to FCA	(60,000)	—
Other investing activities	—	(10,070)
Net cash used in investing activities	(6,447,167)	(8,121,291)
Cash flows from financing activities:
Proceeds from notes payable related to secured structured financings — net of debt issuance costs	12,352,496	12,870,460
Payments on notes payable related to secured structured financings	(12,361,538)	(10,586,031)
Proceeds from unsecured notes payable	6,515,000	—
Payments on unsecured notes payable	(4,765,000)	—
Proceeds from notes payable	15,007,417	20,179,195
Payments on notes payable	(14,025,050)	(20,145,458)
Proceeds from stock option exercises, gross	4,441	5,962
Dividends paid	(216,761)	(108,433)
Shares repurchased	(245,663)	(50,179)
Net cash provided by financing activities	2,265,342	2,165,516

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	33,631	(870,142)
Cash and cash equivalent and restricted cash and cash equivalents— Beginning of period	2,250,484	3,081,707
Cash and cash equivalents and restricted cash and cash equivalents — End of period	$2,284,115	$2,211,565
Supplemental cash flow information:
Cash and cash equivalents	38,589	81,435
Restricted cash and cash equivalents	2,245,526	2,130,130
Total cash and cash equivalents and restricted cash and cash equivalents	$2,284,115	$2,211,565

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

On June 28, 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also terminated the previously disclosed tolling agreement, dated July 11, 2018, between the Company and FCA.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it provides other consumer finance products.
As of September 30, 2019, the Company was owned approximately 71.6% by SHUSA, a subsidiary of Santander, and approximately 28.4% by other shareholders.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2018 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements

•
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment introduces a new credit reserving framework known as Current Expected Credit Loss (“CECL”), which replaces the incurred loss impairment framework in current GAAP with one that reflects expected credit losses over the full remaining life of financial assets and commitments and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. For AFS debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the OTTI framework. The standard also simplifies the accounting framework for purchased credit-impaired debt securities and loans. The Company will adopt the new guidance on January 1, 2020.

The Company established a cross-functional working group for implementation of this standard. Our implementation process includes (i) data sourcing and validation, (ii) development and validation of loss forecasting methodologies and models, including determining the length of the reasonable and supportable forecast period and selecting macroeconomic forecasting methodologies to comply with the new guidance, (iii) updating the design of our established governance, financial reporting, and internal control framework, (iv) updating accounting policies and procedures, and (v) determining future expanded disclosures on aspects such as credit quality. The status of our implementation is periodically presented to the Audit Committee and the Risk Committee. The Company continues to test and refine its current expected credit loss models to satisfy the requirements of the new standard. Oversight and testing, as well as efforts to meet expanded disclosure requirements, will extend through the remainder of 2019.
The Company currently expects an increase in the allowance for credit losses for finance receivables in the range of 55% to 70% and a decrease (net of tax) in our regulatory capital amounts and ratios. The Company expects to leverage relief provided by federal banking regulatory agencies for an initial capital decrease by phasing in the adoption over four years on a straight-line basis in its calculation of regulatory capital amounts and ratios. The Company does not expect a material impact on its other financial instruments.
The increase in allowance for credit losses will be reflected as a decrease to opening retained earnings, net of income taxes, at January 1, 2020. The estimated increase will take into account forecasts of expected future economic conditions and is primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios. This estimate is subject to further refinement based on continuing reviews and approvals of models, methodologies and judgments. The impact at January 1, 2020 will depend upon the nature and characteristics of our financial instruments at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments.

•
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

2.	Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Retail installment contracts acquired individually (a)	$26,452,517	$25,065,511
Purchased receivables-Credit Impaired	13,620	19,235
Receivables from dealers	12,707	14,557
Personal loans (b)	—	2,014
Finance lease receivables (Note 3)	21,515	16,137
Finance receivables held for investment, net	$26,500,359	$25,117,454
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As of September 30, 2019 and December 31, 2018, $6,288 and $13,509 of loans were recorded at fair value (Note 13).
(b) The remaining balance of personal loans, held for investment, was charged off during the quarter ended June 30, 2019.
The Company’s held for investment portfolio of retail installment contracts acquired individually, receivables from dealers, and personal loans is comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Retail Installment Contracts Acquired Individually		Receivables from Dealers
	Non-TDR	TDR
Unpaid principal balance	$25,353,223	$4,221,473	$12,841
Credit loss allowance - specific	—	(1,060,612)	—
Credit loss allowance - collective	(2,051,792)	—	(134)
Discount	(75,202)	(21,922)	—
Capitalized origination costs and fees	84,062	3,286	—
Net carrying balance	$23,310,291	$3,142,225	$12,707

	December 31, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$23,054,157	$5,378,603	$14,710	$2,637
Credit loss allowance - specific	—	(1,416,743)	—	—
Credit loss allowance - collective	(1,819,360)	—	(153)	(761)
Discount	(172,659)	(40,333)	—	—
Capitalized origination costs and fees	77,398	4,448	—	138
Net carrying balance	$21,139,536	$3,925,975	$14,557	$2,014

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $663,342 and $537,922 of the unpaid principal balance represented fleet contracts with commercial borrowers as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019 and 2018, the Company originated (including the SBNA originations program) $9,514,939 and $6,452,924, respectively, in CCAP loans which represented 56% and 48%, respectively, of the total retail installment contract originations (including the SBNA originations program). As of September 30, 2019 and December 31, 2018, the Company’s carrying value of auto retail installment contract portfolio consisted of $9,942,534 and $8,977,284, respectively, of CCAP loans which represents 38% and 36%, respectively, of the Company’s carrying value of auto retail installment contract portfolio.
As of September 30, 2019, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (11%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables - Credit impaired

Purchased receivables portfolios, which were acquired with deteriorated credit quality, is comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Outstanding balance	$23,300	$30,631
Outstanding recorded investment, net of impairment	13,719	19,390

Changes in accretable yield on the Company’s purchased receivables portfolios-credit impaired for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance — beginning of period	$13,758	$18,368	$18,145	$19,464
Accretion of accretable yield	(852)	(1,974)	(3,204)	(7,059)
Reclassifications from (to) nonaccretable difference (a)	2,265	2,111	230	6,100
Balance — end of period	$15,171	$18,505	$15,171	$18,505

(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
During the three and nine months ended September 30, 2019 and 2018, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected. However, during the three months ended September 30, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of zero, and for the nine months ended September 30, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of $74,718 and $115,959, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of September 30, 2019, borrowers on these dealer receivables are located in Virginia (70%) and New York (30%).
Held For Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Personal loans	$925,611	$1,068,757

Sales of retail installment contracts and proceeds from sales of charged-off assets for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales of retail installment contracts to affiliates	$—	$274,609	$—	$2,905,922
Proceeds from sales of charged-off assets to third parties	28,847	3,845	55,220	38,720

3.	Leases (SC as Lessor)
The Company originates operating and finance leases, which are separately accounted for and recorded on the Company’s condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while finance leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Leased vehicles	$21,067,104	$18,737,338
Less: accumulated depreciation	(3,851,631)	(3,518,025)
Depreciated net capitalized cost	17,215,473	15,219,313
Manufacturer subvention payments, net of accretion	(1,258,407)	(1,307,424)
Origination fees and other costs	80,751	66,966
Net book value	$16,037,817	$13,978,855

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of September 30, 2019:

Remainder of 2019	$727,355
2020	2,493,461
2021	1,463,152
2022	364,066
2023	18,874
Thereafter	—
Total	$5,066,908

Finance Leases
Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Gross investment in finance leases	$31,632	$23,809
Origination fees and other	222	152
Less: unearned income	(6,197)	(4,465)
Net investment in finance leases before allowance	25,657	19,496
Less: allowance for lease losses	(4,142)	(3,359)
Net investment in finance leases	$21,515	$16,137

The following summarizes the maturity analysis of lease payments due to the Company as lessor under finance leases as of September 30, 2019:

Remainder of 2019	$2,288
2020	9,100
2021	8,050
2022	6,532
2023	4,329
Thereafter	1,333
Total	$31,632

4.	Credit Loss Allowance and Credit Quality
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of September 30, 2019 and 2018, the credit loss allowance for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for individually acquired retail installment contracts and Dealer Loans for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR			Non-TDR	TDR

Balance — beginning of period	$1,961,893	$1,156,303	$135	$—	$1,651,714	$1,664,222	$158	$1,116
Provision for credit losses *	484,626	102,494	(1)	(34)	380,496	217,447	(3)	(135)
Charge-offs (a)	(962,573)	(381,490)	—	—	(701,393)	(524,429)	—	(414)
Recoveries	567,846	183,305	—	34	410,045	202,568	—	330
Balance — end of period	$2,051,792	$1,060,612	$134	$—	$1,740,862	$1,559,808	$155	$897
* Includes impact for individually acquired retail installment contracts transferred back from held for sale.

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans	Retail Installment Contracts Acquired Individually		Receivables from Dealers	Personal Loans
	Non-TDR	TDR			Non-TDR	TDR

Balance — beginning of period	$1,819,360	$1,416,743	$153	$761	$1,540,315	$1,804,132	$164	$2,565
Provision for credit losses	1,279,931	266,913	(19)	1,119	930,595	585,771	(9)	(320)
Charge-offs (a)	(2,685,931)	(1,217,650)	—	(2,107)	(1,962,220)	(1,484,482)	—	(2,177)
Recoveries	1,638,432	594,606	—	227	1,232,172	654,387	—	829
Balance — end of period	$2,051,792	$1,060,612	$134	$—	$1,740,862	$1,559,808	$155	$897
(a) Charge-offs for retail installment contracts acquired individually partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.
The Company estimates losses on the finance lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for finance leases for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance — beginning of period	$3,928	$3,582	$3,359	$5,642
Provision for lease losses	229	109	1,145	(1,239)
Charge-offs	(1,289)	(1,614)	(3,078)	(4,755)
Recoveries	1,274	1,387	2,716	3,816
Balance — end of period	$4,142	$3,464	$4,142	$3,464

There was no impairment activity noted for purchased receivable-credit impaired portfolio for the three and nine months ended September 30, 2019 and September 30, 2018.

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

The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $126,283 and $129,227 as of September 30, 2019 and December 31, 2018, respectively.

A summary of delinquencies as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$2,806,640	$1,734	$2,808,374
Delinquent principal over 59 days (a)	1,392,955	1,119	1,394,074
Total delinquent principal	$4,199,595	$2,853	$4,202,448

	December 31, 2018
	Retail Installment Contracts Held for Investment
	Loans Acquired Individually	Purchased Receivables Portfolios	Total
Principal, 30-59 days past due	$3,118,869	$2,926	$3,121,795
Delinquent principal over 59 days (a)	1,712,243	1,532	1,713,775
Total delinquent principal	$4,831,112	$4,458	$4,835,570

(a) Interest is generally accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.

The retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$927,027	3.1%	$834,921	2.9%
TDR	511,990	1.7%	733,218	2.6%
Total nonaccrual principal	$1,439,017	4.8%	$1,568,139	5.5%
(a) Percent of unpaid principal balance of total retail installment contracts individually held for investment.

The balances in the above tables reflect total unpaid principal balance rather than recorded investment before allowance.

As of September 30, 2019 and December 31, 2018, there were no receivables from dealers that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of September 30, 2019 and December 31, 2018 was as follows:

FICO® Band	September 30, 2019 (b)	December 31, 2018 (b)
Commercial (a)	2.2%	1.9%
No-FICOs	10.6%	11.0%
<540	17.9%	19.8%
540-599	32.9%	32.9%
600-639	19.0%	18.2%
>640	17.3%	16.2%

(a)No FICO score is obtained on loans to commercial borrowers.
(b)Percentages are based on unpaid principal balance.

Commercial Lending — The Company’s risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described in Part II, Item 8 - Financial Statements and Supplementary Data (Note 4) in the 2018 Annual Report on Form 10-K. All the receivables from dealers, as of September 30, 2019 and December 31, 2018 were classified as “Pass.”

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio-credit impaired, operating and finance leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of September 30, 2019 and December 31, 2018 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of September 30, 2019 and December 31, 2018, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Outstanding recorded investment (a)	$4,191,540	$5,365,477
Impairment	(1,060,612)	(1,416,743)
Outstanding recorded investment, net of impairment	$3,130,928	$3,948,734
(a) As of September 30, 2019, the outstanding recorded investment excludes $96.9 million of collateral-dependent bankruptcy TDRs that have been written down by $38.0 million to fair value less cost to sell. As of December 31, 2018, the outstanding recorded investment excludes $90.1 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at September 30, 2019 and December 31, 2018, is as follows (a):

	September 30, 2019	December 31, 2018
Principal, 30-59 days past due	$950,716	$1,265,946
Delinquent principal over 59 days	518,046	810,589
Total delinquent TDR principal	$1,468,762	$2,076,535

(a) The balances in the above table reflect total unpaid principal balance rather than net recorded investment before allowance.

Average recorded investment and interest income recognized on TDR loans are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Average outstanding recorded investment in TDRs	$4,399,099	$5,968,689	$4,790,378	$6,167,812
Interest income recognized	$188,331	$257,168	$623,324	$808,230

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Outstanding recorded investment before TDR	$376,206	$471,482	$1,003,755	$1,779,855
Outstanding recorded investment after TDR	$377,750	$472,392	$1,006,637	$1,780,494
Number of contracts (not in thousands)	21,575	28,004	58,783	105,643

Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Recorded investment in TDRs that subsequently defaulted (a)	$83,254	$163,483	$299,619	$503,309
Number of contracts (not in thousands)	5,190	9,924	18,097	30,171

(a) For TDR modifications and TDR modifications that subsequently default, the allowance methodology remains unchanged; however, the transition rates of the TDR loans are adjusted to reflect the respective risks.

5.    Debt
Revolving Credit Facilities
The following table presents information regarding the Company’s credit facilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	June 2021	$290,384	$500,000	3.22%	$421,304	$—
Warehouse line	March 2021	547,945	1,250,000	3.49%	794,643	—
Warehouse line (a)	August 2020	1,728,842	4,400,000	3.70%	2,760,820	2,473
Warehouse line	July 2021	484,700	500,000	3.30%	650,051	—
Warehouse line	October 2020	1,062,977	2,050,000	3.83%	1,480,296	1,207
Repurchase facility (b)	January 2020	332,388	332,388	3.80%	452,740	—
Repurchase facility (b)	October 2019	95,901	95,901	3.04%	153,680	—
Repurchase facility (b)	December 2019	47,824	47,824	3.30%	69,945	—
Warehouse line	November 2020	481,300	1,000,000	3.27%	700,767	—
Warehouse line	November 2020	322,420	500,000	2.98%	356,093	352
Warehouse line	June 2021	65,900	350,000	5.61%	77,355	149
Total facilities with third parties		5,460,581	11,026,113		7,917,694	4,181
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note (c)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.27%	—	—
Line of credit	July 2021	—	500,000	4.27%	—	—
Line of credit	March 2022	—	3,000,000	5.60%	—	—
Total facilities with Santander and related subsidiaries		5,250,000	8,750,000		—	—
Total revolving credit facilities		$10,710,581	$19,776,113		$7,917,694	$4,181

(a) This line is held exclusively for financing of Chrysler Capital leases.
(b) The repurchase facilities are collateralized by securitization notes payable retained by the Company. As the borrower, we are exposed to liquidity risk due to changes in the market value of the retained securities pledged. In some instances, we place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. The maturity date for the repurchase facility trade that expires in October 2019 was extended to January 2020.

(c)
In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of September 30, 2019 and December 31, 2018 was $2.6 million and $3.2 million, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

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
Promissory Notes
SHUSA provides the Company with $5,250,000 of unsecured promissory notes.

Secured Structured Financings

The following table presents information regarding secured structured financings as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Estimated Maturity Date(s)	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2015 Securitizations	April 2021 - January 2023	$818,382	$7,092,352	1.33%-2.29%	$978,813	$210,657
2016 Securitizations	April 2022- March 2024	1,373,328	7,462,790	1.63%-2.8%	1,831,577	255,808
2017 Securitizations	July 2022 - September 2024	2,691,272	9,296,570	1.35%-2.52%	3,958,439	313,056
2018 Securitizations	May 2022 - April 2026	6,241,641	12,039,840	2.41%-3.42%	8,266,097	505,552
2019 Securitizations	May 2024-February 2027	8,445,226	9,852,390	2.36%-3.34%	10,467,623	400,704
Public Securitizations (a)		19,569,849	45,743,942		25,502,549	1,685,777
2013 Private issuances	July 2024- September 2024	1,642,719	1,537,025	1.28%	2,647,768	1
2015 Private issuances	July 2019	54,373	500,000	1.05%	97,954	207
2016 Private issuances	September 2024	43,654	300,000	2.35%	107,817	—
2017 Private issuances	June 2021 - September 2021	99,095	1,350,000	1.85%-2.44%	341,062	309
2018 Private issuance	June 2022-April 2024	4,087,929	4,536,002	2.42%-3.53%	5,629,294	11,260
2019 Private issuance	September 2022-August 2024	1,421,871	1,526,766	3.34%-3.9%	1,830,553	948
Privately issued amortizing notes (c)		7,349,641	9,749,793		10,654,448	12,725
Total secured structured financings		$26,919,490	$55,493,735		$36,156,997	$1,698,502
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company’s collateral overages of other issuances.
(c)All privately issued amortizing notes issued in 2014 were paid in full.
(d)Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

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

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of September 30, 2019 and December 31, 2018, the Company had private issuances of notes backed by vehicle leases totaling $8,979,429 and $7,847,071, respectively.
Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $11,591 and $11,015 for the three months ended September 30, 2019 and 2018, respectively, and $29,361 and $27,515 for the nine months ended September 30, 2019 and 2018, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended September 30, 2019 and 2018 was $217,544 and $198,184, respectively. Total interest expense on secured structured financings for the nine months ended September 30, 2019 and 2018 was $671,770 and $521,775, respectively.

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

On-balance sheet variable interest entities
The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of September 30, 2019 and December 31, 2018, the Company was servicing $28,196,046 and $27,193,924, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three and nine months ended September 30, 2019 and 2018, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Assets securitized	$5,498,705	$5,414,393	$15,340,428	$19,167,290

Net proceeds from new securitizations (a)	$4,475,722	$4,014,928	$12,232,777	$12,073,124
Net proceeds from retained bonds	2,414	203,704	119,719	797,336
Cash received for servicing fees (b)	242,801	229,520	740,760	659,210
Net distributions from Trusts (b)	1,018,301	860,024	2,689,735	2,186,010
Total cash received from Trusts	$5,739,238	$5,308,176	$15,782,991	$15,715,680

(a)	Includes additional advances on existing securitizations.

(b)	These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three and nine months ended September 30, 2018 the Company sold $274,609 and $2,905,922, respectively, of gross retail installment contracts to Santander in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $656 and $20,736, respectively. The losses were recorded in investment losses, net, in the accompanying consolidated statements of income. There were no sales during the three and nine months ended September 30, 2019.
As of September 30, 2019 and December 31, 2018, the Company was servicing $2,755,242 and $4,072,843, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	September 30, 2019	December 31, 2018
SPAIN	$2,445,116	$3,461,793
Total serviced for related parties	2,445,116	3,461,793
Chrysler Capital securitizations	310,126	611,050
Total serviced for third parties	310,126	611,050
Total serviced for others portfolio	$2,755,242	$4,072,843

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts for the three and nine months ended September 30, 2019 and 2018, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Receivables securitized (a)	$—	$274,609	$—	$2,905,922

Net proceeds from new securitizations	$—	$274,855	$—	$2,909,794
Cash received for servicing fees	7,859	11,896	27,467	32,590
Total cash received from securitization trusts	$7,859	$286,751	$27,467	$2,942,384
(a) Represents the unpaid principal balance at the time of original securitization.

7.	Derivative Financial Instruments
The Company uses derivative financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company’s exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.
The underlying notional amounts and aggregate fair values of these derivatives financial instruments at September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$3,650,000	$(42,063)	$5,886	$(47,949)
Interest rate swap agreements not designated as hedges	2,110,000	(11,612)	1,232	(12,844)
Interest rate cap agreements	9,063,716	60,301	60,301	—
Options for interest rate cap agreements	9,063,716	(60,301)	—	(60,301)

	December 31, 2018
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$3,933,500	$36,489	$43,967	$(7,478)
Interest rate swap agreements not designated as hedges	2,270,200	9,423	11,553	(2,130)
Interest rate cap agreements	7,741,765	128,377	128,377	—
Options for interest rate cap agreements	7,741,765	(128,377)	—	(128,377)

See Note 13 for disclosure of fair value and balance sheet location of the Company’s derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of September 30, 2019 and December 31, 2018:

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Assets Presented in the Condensed Consolidated Balance Sheet	Collateral Received (a)	Net Amount
September 30, 2019
Interest rate swaps - third party (b)	$7,118	$—	$7,118
Interest rate caps - Santander and affiliates	10,515	(990)	9,525
Interest rate caps - third party	49,786	(33,158)	16,628
Total derivatives subject to a master netting arrangement or similar arrangement	67,419	(34,148)	33,271
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$67,419	$(34,148)	$33,271
Total financial assets	$67,419	$(34,148)	$33,271

December 31, 2018
Interest rate swaps - third party (b)	$55,520	$(23,929)	$31,591
Interest rate caps - third party	128,377	(72,830)	55,547
Total derivatives subject to a master netting arrangement or similar arrangement	183,897	(96,759)	87,138
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$183,897	$(96,759)	$87,138
Total financial assets	$183,897	$(96,759)	$87,138

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

	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Liabilities Presented in the Condensed Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
September 30, 2019
Interest rate swaps - third party (b)	$60,793	$(60,793)	$—
Interest rate caps - Santander and affiliates	10,515	(10,515)	—
Interest rate caps - third party	49,786	(49,786)	—
Total derivatives subject to a master netting arrangement or similar arrangement	121,094	(121,094)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$121,094	$(121,094)	$—
Total financial liabilities	$121,094	$(121,094)	$—

December 31, 2018
Interest rate swaps - third party	$9,608	$(9,608)	$—
Interest rate caps - third party	128,377	(128,377)	—
Total derivatives subject to a master netting arrangement or similar arrangement	137,985	(137,985)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$137,985	$(137,985)	$—
Total financial liabilities	$137,985	$(137,985)	$—

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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(6,485)	$8,283

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	903

	Three Months Ended September 30, 2018
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$3,244	$11,170

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	(2,566)

	Nine Months Ended September 30, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(52,292)	$35,224

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	14,750

	Nine Months Ended September 30, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$38,085	$24,843

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	(12,305)

The Company estimates that approximately $4,129 of unrealized losses included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8.    Other Assets
Other assets were comprised as follows:

	September 30, 2019	December 31, 2018
Vehicles (a)	$315,802	$342,097
Manufacturer subvention payments receivable (b)	92,204	106,313
Upfront fee (b)	106,403	65,000
Derivative assets (third party) at fair value (c)	56,904	183,897
Derivative - collateral	157,127	150,783
Operating leases (Right-of-use-assets)	60,391	—
Available-for-sale debt securities	91,961	—
Prepaids	41,790	29,080
Accounts receivable	29,888	28,511
Other	26,743	57,666
Other assets	$979,213	$963,347

(a)	Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.

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

Supplemental information relating to these operating leases is as follows:

September 30, 2019
Operating leases-right of use assets	$60,391
Other liabilities	82,373
Weighted average lease term	6.4 years
Weighted average discount rate	3.40%

Lease expense incurred totaled $3,402 and $2,571 for the three months ended September 30, 2019 and 2018, respectively, and $10,316 and $7,661 for the nine months ended September 30, 2019 and 2018, respectively, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $12,677 during the nine months ended September 30, 2019.

The maturity of lease liabilities at September 30, 2019 are as follows:

2019	$4,111
2020	16,716
2021	13,201
2022	12,555
2023	12,678
Thereafter	32,391
Total	$91,652
Less: Interest	(9,279)
Present value of lease liabilities	$82,373

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

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS as of September 30, 2019:

	September 30, 2019
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$90,785	$1,176	$—	$91,961

Contractual Maturities

The contractual maturities of available-for-sale debt instruments are summarized in the following table.

	Amortized cost	Fair value
Due within one year	$—	$—
Due after one year but within 5 years	90,785	91,961
Total	$90,785	$91,961

The Company did not record any other-than-temporary impairment related to its AFS securities for the nine months ended September 30, 2019.

9.	Income Taxes
The Company recorded income tax expense of $82,156 (26.1% effective tax rate) and $64,874 (21.9% effective tax rate) during the three months ended September 30, 2019 and 2018, respectively. The Company recorded income tax expense of $283,684 (25.1% effective tax rate) and $237,047 (22.6% effective tax rate) during the nine months ended September 30, 2019 and 2018, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $4,732 and $734 at September 30,

2019 and December 31, 2018, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2018 and September 30, 2019, the Company has no earnings that are considered indefinitely reinvested.

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

The following table summarizes liabilities recorded for commitments and contingencies as of September 30, 2019 and December 31, 2018, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2019	December 31, 2018
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$22,560	$7,001
Agreement with Bank of America	Servicer performance fee	4,068	6,353
Agreement with CBP	Loss-sharing payments	1,866	3,708
Other Contingencies	Consumer arrangements	2,138	2,138
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	126,000	97,700

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $22,560 and $7,001 at September 30, 2019 and December 31, 2018, respectively, related to these obligations. The Chrysler Agreement also requires that Santander maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $4,068 and $6,353 at September 30, 2019 and December 31, 2018, respectively, related to this obligation.
Agreement with CBP

Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $1,866 and $3,708 at September 30, 2019 and December 31, 2018, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $2,138 and $2,138 at September 30, 2019 and December 31, 2018, respectively, for other miscellaneous contingencies.
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

As of September 30, 2019, the Company has accrued aggregate legal and regulatory liabilities of $126,000. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $32,000 as of September 30, 2019. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

Agreements

•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of September 30, 2019 and December 31, 2018, the total unused credit available to customers was $2.9 billion and $3.1 billion, respectively. In 2019, the Company purchased $0.8 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In 2018, the Company purchased $1.2 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, the Company purchased $137,821 of receivables related to newly opened customer accounts during the nine months ended September 30, 2019.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of September 30, 2019 and December 31, 2018, the Company was obligated to purchase $10,112 and $15,356, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2019, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.

In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis . However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of September 30, 2019 and December 31, 2018, not subject to market price check was $39,787 and $63,975, respectively.

11.	Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines of credit for the three and nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Lines of credit agreement with Santander - New York Branch (a)	$—	$1,512	$—	$11,620
Debt facilities with SHUSA (Note 5)	54,963	38,460	145,840	110,868

(a) Through its New York branch, Santander provided the Company with revolving credit facilities. During the year ended December 31, 2018 these facilities were terminated.
Accrued interest for affiliate lines of credit at September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019	December 31, 2018
Debt facilities with SHUSA (Note 5)	$26,104	$19,928

In 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of $0 and $384 for the three and nine months ended September 30, 2019, respectively, and $1,129 and $4,747 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had $0 and $1,922 of related fees payable to Santander, respectively.
Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of
$919,920 and zero as of September 30, 2019 and December 31, 2018, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $2,315 and zero as of September 30, 2019 and December 31, 2018, respectively.

Interest and mark-to-market adjustments on these derivative financial instruments totaled $243 and $234 for the three months ended September 30, 2019 and 2018, respectively, and $722 and $694 for the nine months ended September 30, 2019 and 2018, respectively.
Retail Installment Contracts and RV Marine

The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $377 and $684 for the three months ended September 30, 2019 and 2018, respectively, and $1,154 and $2,479 for the nine months ended September 30, 2019 and 2018, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Total serviced portfolio	$301,494	$383,246
Cash collections due to owner	16,159	14,920
Servicing fees receivable	1,183	601

Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess Chrysler Capital dealer lending opportunities, and SBNA is required to pay the Company an origination fee and an annual renewal fee for each loan originated under the agreement. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of September 30, 2019 and December 31, 2018 for such advances.
Other information related to the above transactions with SBNA is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Origination and renewal fee income from SBNA (a)	$1,291	$871	$4,218	$2,943
Servicing fees expenses charged by SBNA (b)	52	19	113	59
(a) As of September 30, 2019 and December 31, 2018, the Company had origination and renewal fees receivable from SBNA of $600 and $385, respectively.
(b) As of September 30, 2019 and December 31, 2018, the Company had $5 and $19 of servicing fees payable to SBNA, respectively.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $6,233 and $5,908 related to such originations as of September 30, 2019 and December 31, 2018, respectively.
The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of September 30, 2019 and December 31, 2018, the unamortized fee balance was $3,375 and $4,050, respectively. The Company recognized $225 and $675 of income related to the referral fee for the three and nine months ended September 30, 2019 and 2018, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and nine months ended September 30, 2019, the Company facilitated the purchase of $2.1 billion and $5 billion of retail installment contacts, respectively. During the three and nine months ended September 30, 2018, the Company facilitated the purchase of $685 million and $738 million of retail installment contacts, respectively. The Company recognized origination/referral fee and servicing fee income of $19,892 and $45,716 for the three and nine months ended September 30, 2019, respectively, of which $8,114 is receivable as of September 30, 2019. The Company recognized origination/referral fee and servicing fee income of $4,564 and $4,952, respectively, for the three and nine months ended September 30, 2018 of which $5,247 is receivable as of September 30, 2018.
Securitizations

The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement.
Other information relating to SPAIN securitization platform for the nine months ended September 30, 2019 and September 30, 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Servicing fee income	$4,743	$9,972	$20,885	$25,793
Loss (Gain) on sale, excluding lower of cost or market adjustments (if any)	—	4,218	—	24,298

Servicing fee receivable as of September 30, 2019 and December 31, 2018 was $2,125 and $2,983 respectively. The Company had $17,889 and $15,968 of collections due to Santander as of September 30, 2019 and December 31, 2018, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint bookrunner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended September 30, 2019 and 2018, totaled $929 and $139, respectively, and totaled $1,894 and $997 for the nine months ended September 30, 2019 and 2018, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.
CEO and other employee compensation
Scott Powell is President and CEO of the Company, and the President and CEO of SHUSA. During the nine months ended September 30, 2019, the Company accrued $2,990 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.

In addition, certain employees of the Company and SHUSA, provide services to each other. For the nine months ended September 30, 2019, the Company owed SHUSA approximately $8,895 and SHUSA owed the Company approximately $2,265 for such services.

Other related-party transactions

•
The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended September 30, 2019 and 2018, the Company recorded $44 and $40 respectively, in sublease revenue on this property. For the nine months ended September 30, 2019 and 2018, the Company recorded $132 and $122 respectively, in sublease revenue on this property.

•
The Company’s wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), has deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of September 30, 2019 and December 31, 2018, SCI had cash of $5,128 and $8,862, respectively, on deposit with Banco Santander Puerto Rico.

•
The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of September 30, 2019 and December 31, 2018, the Company had a balance of $32,886 and $92,774, respectively, in these accounts.

•
Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses and for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of September 30, 2019, the activities associated with the program were insignificant.

•
Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses of $49 and $86 for these services during the three months ended September 30, 2019 and 2018, respectively, and $182 and $427 for the nine months ended September 30, 2019 and 2018, respectively.

•
Effective 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $765 and $378 for the three months ended September 30, 2019 and 2018, respectively, and $1,780 and $1,136 for the nine months ended September 30, 2019 and 2018, respectively.

•
Santander Global Tech, (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $71 and zero for the three months ended September 30, 2019 and 2018, respectively, and $300 and zero for the nine months ended September 30, 2019 and 2018, respectively.

•
The Company partners with SHUSA to place Cyber Liability Insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $108 and $92 for the three months ended September 30, 2019 and 2018, respectively, and $324 and $277 for the nine months ended September 30, 2019 and 2018, respectively. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $183 and $195 for the three months ended September 30, 2019 and 2018, respectively, and $571 and $520 for the nine months ended September 30, 2019 and 2018, respectively.

12.	Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (“EPS”) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of diluted EPS excludes the effect of exercise or settlement of the following securities that would be anti-dilutive:
(a) Employee stock options of zero, 114,124, 24,507, and 178,062 for the three and nine months ended September 30, 2019 and 2018, respectively; and
(b) RSUs of zero for the three and nine months ended September 30, 2019 and September 30, 2018.

The following table represents EPS numbers for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per common share
Net income	$232,538	$231,948	$848,308	$811,588
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	345,470	360,725	349,342	360,899
Weighted average number of participating restricted common shares outstanding (in thousands)	—	—	—	—
Weighted average number of common shares outstanding (in thousands)	345,470	360,725	349,342	360,899
Earnings per common share	$0.67	$0.64	$2.43	$2.25
Earnings per common share - assuming dilution
Net income	$232,538	$231,948	$848,308	$811,588
Weighted average number of common shares outstanding (in thousands)	345,470	360,725	349,342	360,899
Effect of employee stock-based awards (in thousands)	486	720	514	815
Weighted average number of common shares outstanding - assuming dilution (in thousands)	345,956	361,445	349,856	361,714
Earnings per common share - assuming dilution	$0.67	$0.64	$2.42	$2.24

13.	Fair Value of Financial Instruments
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2019 and December 31, 2018, and the level within the fair value hierarchy:

	September 30, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$38,589	$38,589	$38,589	$—	$—
Finance receivables held for investment, net (b)	26,296,342	27,082,039	—	—	27,082,039
Restricted cash and cash equivalents (a)	2,245,526	2,245,526	2,245,526	—	—
Total	$28,580,457	$29,366,154	$2,284,115	$—	$27,082,039
Liabilities:
Notes payable — credit facilities (c)	$5,460,581	$5,460,581	$—	$—	$5,460,581
Notes payable — secured structured financings (d)	26,919,490	27,173,770	—	19,602,088	7,571,682
Notes payable — related party (e)	5,252,571	5,320,329	—	—	5,320,329
Total	$37,632,642	$37,954,680	$—	$19,602,088	$18,352,592

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$148,436	$148,436	$148,436	$—	$—
Finance receivables held for investment, net (b)	24,914,833	26,037,559	—	—	26,037,559
Restricted cash and cash equivalents (a)	2,102,048	2,102,048	2,102,048	—	—
Total	$27,165,317	$28,288,043	$2,250,484	$—	$26,037,559
Liabilities:
Notes payable — credit facilities (c)	$4,478,214	$4,478,214	$—	$—	$4,478,214
Notes payable — secured structured financings (d)	26,901,530	26,994,912	—	17,924,867	9,070,045
Notes payable — related party (e)	3,503,293	3,438,543	—	—	3,438,543
Total	$34,883,037	$34,911,669	$—	$17,924,867	$16,986,802

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

Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and the level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$49,786	$—	$49,786	$—
Due from affiliates — trading interest rate caps (a)	10,515	—	10,515	—
Other assets — cash flow hedging interest rate swaps (a)	5,886	—	5,886	—
Other assets — trading interest rate swaps (a)	1,232	—	1,232	—
Other assets — available-for-sale-debt securities (b)	91,961	—	91,961	—
Other liabilities — trading options for interest rate caps (a)	49,786	—	49,786	—
Other liabilities — cash flow hedging interest rate swaps (a)	47,949	—	47,949	—
Due to affiliates — trading options for interest rate caps (a)	10,515	—	10,515	—
Other liabilities — trading interest rate swaps (a)	12,844	—	12,844	—
Retail installment contracts acquired individually (c)	6,288	—	—	6,288

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$128,377	$—	$128,377	$—
Other assets — cash flow hedging interest rate swaps (a)	43,967	—	43,967	—
Other assets — trading interest rate swaps (a)	11,553	—	11,553	—
Other liabilities — trading options for interest rate caps (a)	128,377	—	128,377	—
Other liabilities — cash flow hedging interest rate swaps (a)	7,478	—	7,478	—
Other liabilities — trading interest rate swaps (a)	2,130	—	2,130	—
Retail installment contracts acquired individually (c)	13,509	—	—	13,509

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

The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance — beginning of period	$8,832	$17,182	$13,509	$22,124
Additions / issuances	—	—	2,079	3,276
Net collection activities	(3,176)	(3,245)	(10,242)	(12,775)
Gains recognized in earnings	632	201	942	1,513
Balance — end of period	$6,288	$14,138	$6,288	$14,138

The Company did not have any transfers between Levels 1 and 2 during the three and nine months ended September 30, 2019 and 2018. There were no amounts transferred into or out of Level 3 during the three and nine months ended September 30, 2019 and 2018.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018, and are categorized using the fair value hierarchy:

	Fair Value Measurements at September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the nine months ended September 30, 2019
Other assets — vehicles (a)	$315,802	$—	$315,802	$—	$—
Personal loans held for sale (b)	925,611	—	—	925,611	239,167
Auto loans impaired due to bankruptcy (c)	197,729	—	197,729	—	9,721

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2018
Other assets — vehicles (a)	$342,097	$—	$342,097	$—	$—
Personal loans held for sale (b)	1,068,757	—	—	1,068,757	367,219
Retail installment contracts held for sale	—	—	—	—	15,098
Auto loans impaired due to bankruptcy (c)	189,114	—	189,114	—	18,083
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

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018:

Financial Instruments	Fair Value at September 30, 2019	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$6,288	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$925,611	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%

			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

Financial Instruments	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$13,509	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,068,757	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%

			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

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
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero recorded for the three and nine months ended September 30, 2019 and 2018. The Company recognized $7,973 and $6,892 related to stock options and restricted stock units within compensation expense for the nine months ended September 30, 2019 and 2018, respectively. In addition, the Company recognizes forfeitures of awards as they occur.

A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	645,376	$13.15	4.0	$3,682
Granted	—	—	—	—
Exercised	(347,712)	12.77	—	4,145
Expired	(1,480)	9.21	—	—
Forfeited	(15,456)	24.36	—	—
Other (a)	1,480	9.21	—	—
Options outstanding at September 30, 2019	282,208	13.00	3.3	3,536
Options exercisable at September 30, 2019	252,257	$12.50	3.0	$3,288

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
A summary of the Company’s RSUs and performance stock units and related activity as of and for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	698,799	$14.53	1.1	$12,292
Granted	473,325	20.83	—	—
Vested	(557,253)	16.72	—	11,726
Forfeited/canceled	(46,401)	16.13	—	—
Unvested as of September 30, 2019	568,470	$17.60	1.3	$14,502

15.	Shareholders’ Equity
Share Repurchases and Treasury Stock
In May 2019, the Board approved a share repurchase program of up to $400 million in share repurchase of its outstanding common stock through the end of the second quarter of 2019, which concluded with the repurchase of $86.8 million of the Company’s common stock.
In June 2019, the Company announced that the Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020.
The following table presents information regarding the shares we repurchased as part of publicly announced plans or programs during the three and nine months ended September 30, 2019 ($ and shares in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Total cost of shares repurchased (includes commission)	$141,019	$245,663
Average price per share	$25.71	$24.08
Number of shares repurchased	5,479,650	10,194,772

Refer to Part II “Unregistered Sales of Equity Securities and Use of Proceeds” section for additional details on share repurchases.
The Company had 19,920,729 and 9,725,957 shares of treasury stock outstanding, with a cost of $433,593 and $187,930 as of September 30, 2019, and December 31, 2018, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the three months ended September 30, 2019. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance, unrealized gains (losses)	$(20,567)	$62,449	$33,515	$44,262
Other comprehensive income (loss) before reclassifications (gross)	(5,018)	1,814	(38,696)	31,749
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	(6,251)	(7,662)	(26,655)	(19,410)
Ending balance, unrealized gains (losses)	$(31,836)	$56,601	$(31,836)	$56,601

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018 consist of the following:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(8,283)	Interest expense	$(11,170)	Interest expense
Available for sale-debt securities	—	Investment gain/loss	—	Investment gain/loss
Tax expense (benefit)	2,032		3,508
Net of tax	$(6,251)		$(7,662)

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item

Cash flow hedges	$(35,224)	Interest expense	$(24,843)	Interest expense
Available for sale-debt securities	—	Investment gain/loss	—	Investment gain/loss
Tax expense (benefit)	8,569		5,433
Net of tax	$(26,655)		$(19,410)

Dividends
The Company paid a cash dividend of $0.22 per share in August 2019. Further, the Company has declared a cash dividend of $0.22 per share, to be paid on November 22, 2019, to shareholders of record as of the close of business on November 12, 2019.

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
Investment gains (losses), net was comprised of the following for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gain (loss) on sale of loans and leases	$—	$(1,918)	$—	$(20,710)
Lower of cost or market adjustments	(87,454)	(86,847)	(239,166)	(236,561)
Other gains, (losses and impairments), net	1,057	2,445	885	1,797
	$(86,397)	$(86,320)	$(238,281)	$(255,474)

The lower of cost or market adjustments for the three and nine months ended September 30, 2019 and 2018 included $102,478, $308,899, $100,324, and $295,629 in customer default activity, respectively, and net favorable adjustments of $15,023, $69,732, $13,495, and $59,068, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, all of which is classified as held for sale.

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
Overview

Santander Consumer USA Holdings Inc. was formed in 2013 as a corporation in the state of Delaware and is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of September 30, 2019, approximately 71.6%) by SHUSA, a wholly-owned subsidiary of Santander.

The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to recreational and marine vehicles, and other consumer finance products.
The Company’s average penetration rate for the third quarter of 2019 was 36%, an increase from 31% for the same period in 2018. CCAP continues to be a focal point of the Company’s strategy. On June 28, 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the CCAP program. During the nine months ended September 30, 2019, the Company originated $9.5 billion in CCAP loans which represented 56% of total retail installment contract originations (unpaid principal balance), as well as $6.7 billion in CCAP leases. Additionally, substantially all of the leases originated by the Company during the nine months ended September 30, 2019 were under the Chrysler Agreement. Since its May 2013 launch, CCAP has originated more than $62.7 billion in retail loans (excluding SBNA originations program) and purchased $40.1 billion in leases. As of September 30, 2019, the Company’s carrying value of auto retail installment contract portfolio consisted of $9.9 billion of CCAP loans, which represents 38% of the Company’s carrying value of auto retail installment contract portfolio.
Economic and Business Environment

Unemployment rates continue to be at low levels of 3.5% as reported by the Bureau of Labor Statistics for September 30, 2019, and the federal funds rate were in the range of 2.00% to 2.25% in September 30, 2019.

Despite this stability, consumer debt levels continued to rise, specifically auto debt. As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company’s business, financial position, results of operations or cash flow. Refer to Note 2 to these accompanying condensed consolidated financial statements for the details on the Company’s retail installment contracts by state concentration.

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

Third Quarter 2019 Summary of Results
Key highlights of the Company’s performance in the third quarter of 2019 included:

•	Total auto originations (excluding the SBNA originations program) of $6.3 billion, down (8.7)% from $6.9 billion originated in the same quarter in 2018;

•	Net finance and other interest income of $1.2 billion, up 4.7% compared to the same quarter in 2018;

•	Return on average assets of 2.0%, down from 2.2% compared to the same quarter in 2018;

•	Common equity tier 1 (CET1) ratio of 15.4%, down 96 bps compared to the same quarter in 2018; and

•	Net leased vehicle income of $250 million, up 28.9% compared to the same quarter in 2018.

Volume

The Company’s originations of individually acquired loans and leases, including revolving loans, average APR, and dealer discount during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$4,080,028	$4,014,963	$12,056,003	$11,756,642
Average APR	16.0%	17.3%	16.5%	17.4%
Average FICO® (a)	599	596	598	595
Discount	(0.7)%	0.3%	(0.4)%	0.3%

Personal loans (b)	$322,335	$325,120	$954,105	$938,536
Average APR	29.7%	28.8%	29.8%	29.4%

Leased vehicles	$2,225,117	$2,890,841	$6,708,827	$7,616,498

Finance lease	$4,859	$2,633	$12,989	$7,088
Total originations retained	$6,632,339	$7,233,557	$19,731,924	$20,318,764

Sold Originations
Retail installment contracts	$—	$—	$—	$1,826,411
Average APR	—%	—%	—%	7.3%
Average FICO® (c)	—	—	—	727

Total originations (excluding SBNA Originations Program)	$6,632,339	$7,233,557	$19,731,924	$22,145,175

(a)
Unpaid principal balance excluded from the weighted average FICO score is $440 million and $744 million for the three months ended September 30, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $154 million and $80 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.4 billion and $1.5 billion for the nine months ended September 30, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $401 million and $147 million, respectively, were commercial loans.

(b)
Included in the total origination volume is $62 million and $71 million for the three months ended September 30, 2019 and 2018, respectively, and $138 million and $155 million for the nine months ended September 30, 2019 and 2018, respectively, related to newly opened accounts.

(c)
Unpaid principal balance excluded from the weighted average FICO score is zero for the three months ended September 30, 2019 and 2018 as the borrowers on these loans did not have FICO scores at origination. Unpaid principal balance excluded from the weighted average FICO score is zero and $144 million for the nine months ended September 30, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero and $76 million, respectively, were commercial loans.

Total auto originations (excluding SBNA Originations Program) decreased $0.6 billion, or 8.7%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, since the Company has initiated the SBNA originations program as below. The Company’s initiatives to improve our pricing as well as dealer and customer experience has increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. Chrysler Capital volume and penetration rates are influenced by strategies implemented by FCA, including product mix and incentives.

SBNA Originations Program

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and nine months ended September 30, 2019, the Company facilitated the purchase of $2.1 billion and $5 billion of retail installment contacts, respectively.

The Company’s originations of individually acquired retail installment contracts and leases by vehicle type during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,424,419	34.9%	$1,500,316	37.4%	$4,376,512	36.3%	$4,974,158	36.6%
Truck and utility	2,483,426	60.9%	2,358,258	58.7%	7,186,881	59.6%	7,883,371	58.1%
Van and other (a)	172,184	4.2%	156,389	3.9%	492,610	4.1%	725,524	5.3%
	$4,080,029	100.0%	$4,014,963	100.0%	$12,056,003	100.0%	$13,583,053	100%
Leased vehicles
Car	$97,875	4.4%	$240,116	8.3%	$354,046	5.3%	$673,626	8.8%
Truck and utility	2,016,964	90.6%	2,521,921	87.2%	6,104,722	91.0%	6,623,028	87.0%
Van and other (a)	110,278	5.0%	128,804	4.5%	250,059	3.7%	319,844	4.2%
	$2,225,117	100.0%	$2,890,841	100.0%	$6,708,827	100.0%	$7,616,498	100.0%
Total originations by vehicle type
Car	$1,522,294	24.1%	$1,740,432	25.2%	$4,730,558	25.2%	$5,647,784	26.7%
Truck and utility	4,500,390	71.4%	4,880,179	70.7%	13,291,603	70.8%	14,506,399	68.4%
Van and other (a)	282,462	4.5%	285,193	4.1%	742,669	4.0%	1,045,368	4.9%
	$6,305,146	100.0%	$6,905,804	100.0%	$18,764,830	100.0%	$21,199,551	100.0%
(a) Other primarily consists of commercial vehicles.
The Company’s asset sales for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Dollar amounts in thousands)
Retail installment contracts	$—	$274,609	$—	$2,905,922
Average APR	—%	7.5%	—%	7.2%
Average FICO®	—	727	—	726

Total asset sales	$—	$274,609	$—	$2,905,922

There were no asset sales for the three and nine months ended September 30, 2019.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts
Car	$12,304,049	41.6%	$13,011,925	45.7%
Truck and utility	16,066,957	54.3%	14,266,757	50.1%
Van and other (a)	1,226,901	4.1%	1,184,554	4.2%
	$29,597,907	100.0%	$28,463,236	100.0%

Leased vehicles
Car	$1,341,815	7.8%	$1,590,621	10.5%
Truck and utility	15,201,618	88.2%	12,899,955	84.8%
Van and other (a)	672,040	4.0%	728,737	4.7%
	$17,215,473	100.0%	$15,219,313	100.0%

Total by vehicle type
Car	$13,645,864	29.1%	$14,602,546	33.4%
Truck and utility	31,268,575	66.8%	27,166,712	62.2%
Van and other (a)	1,898,941	4.1%	1,913,291	4.4%
	$46,813,380	100.0%	$43,682,549	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted net discount of the Company’s held for investment portfolio as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts (a)	$29,597,907	$28,463,236
Average APR	16.5%	16.7%
Discount	0.4%	0.8%

Personal loans (b)	$—	$2,637
Average APR	—%	31.7%

Receivables from dealers	$12,841	$14,710
Average APR	4.0%	4.1%

Leased vehicles	$17,215,473	$15,219,313

Finance leases	$25,435	$19,344
(a) Of this balance as of September 30, 2019, $10.8 billion, $9.1 billion, $3.7 billion, and $2.7 billion was originated during the nine months ended September 30, 2019, and the years ended 2018, 2017, and 2016, respectively.
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

The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from individually acquired retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.2% to 11.0% as of September 30, 2019, and 5.8% to 10.7% as of September 30, 2018. The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

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
Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchased pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, it did not purchase any pools for which it was probable at acquisition that not all contractually required payments would be collected, during the nine months ended September 30, 2019 and 2018. However, during the three months ended September 30, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of zero, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of $74,718 and $115,959, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. All of the retail installment contracts acquired during these periods were acquired individually. For the Company’s existing purchased receivables portfolios, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on individually acquired retail installment contracts	$1,183,699	$1,141,000	$3,509,507	3,341,179
Interest on purchased receivables portfolios	852	1,974	3,204	7,059
Interest on receivables from dealers	23	127	196	377
Interest on personal loans	88,448	84,028	274,793	258,060
Interest on finance receivables and loans	1,273,022	1,227,129	3,787,700	3,606,675
Net leased vehicle income	250,109	194,021	687,444	517,178
Other finance and interest income	9,926	8,522	31,610	24,153
Interest expense	335,212	285,583	999,633	800,564
Net finance and other interest income	1,197,845	1,144,089	3,507,121	3,347,442
Provision for credit losses	566,849	597,914	1,548,404	1,514,799
Profit sharing	18,125	1,652	38,438	18,882
Other income	31,293	24,641	112,789	72,078
Operating expenses	329,470	272,342	901,076	837,204
Income before tax expense	314,694	296,822	1,131,992	1,048,635
Income tax expense	82,156	64,874	283,684	237,047
Net income	$232,538	$231,948	$848,308	$811,588
Share Data
Weighted-average common shares outstanding
Basic	345,469,657	360,725,330	349,341,627	360,898,973
Diluted	345,956,043	361,445,223	349,855,822	361,714,123
Earnings per share
Basic	$0.67	$0.64	$2.43	$2.25
Diluted	$0.67	$0.64	$2.42	$2.24
Dividend paid per common share	$0.22	$0.20	$0.62	$0.30
Balance Sheet Data
Finance receivables held for investment, net	$26,500,359	$24,839,583	$26,500,359	$24,839,583
Finance receivables held for sale, net	925,611	933,380	925,611	933,380
Goodwill and intangible assets	110,683	106,233	110,683	106,233
Total assets	47,279,015	42,806,955	47,279,015	42,806,955
Total borrowings	37,632,642	33,502,879	37,632,642	33,502,879
Total liabilities	39,933,813	35,665,740	39,933,813	35,665,740
Total equity	7,345,202	7,141,215	7,345,202	7,141,215
Allowance for credit losses	3,116,680	3,305,186	3,116,680	3,305,186

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on individually acquired retail installment contracts	$592,912	$613,210	$1,670,543	$1,560,144
Charge-offs, net of recoveries, on purchased receivables portfolios	—	(331)	—	(1,324)
Charge-offs, net of recoveries, on personal loans	(34)	84	1,880	1,348
Charge-offs, net of recoveries, on finance leases	15	227	362	939
Total charge-offs, net of recoveries	592,893	613,190	1,672,785	1,561,107
End of period delinquent principal over 59 days, retail installment contracts held for investment	1,394,074	1,560,736	1,394,074	1,560,736
End of period personal loans delinquent principal over 59 days	176,500	177,916	176,500	177,916
End of period delinquent principal over 59 days, loans held for investment	1,394,074	1,562,486	1,394,074	1,562,486
End of period assets covered by allowance for credit losses	29,636,174	28,281,165	29,636,174	28,281,165
End of period gross retail installment contracts held for investment	29,597,897	28,243,007	29,597,897	28,243,007
End of period gross personal loans held for sale	1,322,301	1,336,664	1,322,301	1,336,664
End of period gross finance receivables and loans held for investment	29,633,950	28,293,857	29,633,950	28,293,857
End of period gross finance receivables, loans, and leases held for investment	46,874,858	42,700,297	46,874,858	42,700,297
Average gross retail installment contracts held for investment	29,316,997	27,919,080	28,998,827	26,928,172
Average gross personal loans held for investment	—	3,623	1,266	4,761
Average gross individually acquired retail installment contracts held for investment and held for sale	29,450,778	28,060,492	29,035,278	27,615,084
Average gross purchased receivables portfolios	24,297	34,059	26,781	37,545
Average gross receivables from dealers	12,924	15,070	13,226	15,363
Average gross personal loans held for investment and held for sale	1,343,098	1,350,852	1,398,045	1,398,555
Average gross finance leases	23,977	20,034	21,960	21,183
Average gross finance receivables and loans	30,855,074	29,480,507	30,495,290	29,087,730
Average gross operating leases	16,902,932	13,607,010	16,135,606	12,458,508
Average gross finance receivables, loans, and leases	47,758,006	43,087,517	46,630,896	41,546,238
Average managed assets	57,379,308	52,472,270	55,830,429	50,594,560
Average total assets	46,915,965	41,985,751	45,696,088	40,900,603
Average debt	37,276,505	32,706,778	36,234,826	32,002,094
Average total equity	7,335,898	7,105,340	7,215,250	6,845,767
Ratios
Yield on retail installment contracts	16.1%	16.3%	16.1%	16.1%
Yield on purchased receivables portfolios	14.0%	23.2%	16.0%	25.1%
Yield on receivables from dealers	0.7%	3.4%	2.0%	3.3%
Yield on personal loans held for sale (1)	26.3%	24.9%	26.2%	24.6%
Yield on earning assets (2)	12.8%	13.3%	12.9%	13.3%
Cost of debt (3)	3.6%	3.5%	3.7%	3.3%
Net interest margin (4)	10.0%	10.6%	10.0%	10.7%
Expense ratio (5)	2.3%	2.1%	2.2%	2.2%
Return on average assets (6)	2.0%	2.2%	2.5%	2.6%
Return on average equity (7)	12.7%	13.1%	15.7%	15.8%
Net charge-off ratio on individually acquired retail installment contracts (8)	8.1%	8.8%	7.7%	7.7%
Net charge-off ratio (8)	8.1%	8.8%	7.7%	7.7%
Delinquency ratio on retail installment contracts held for investment, end of period (9)	4.7%	5.5%	4.7%	5.5%
Delinquency ratio on loans held for investment, end of period (9)	4.7%	5.5%	4.7%	5.5%
Equity to assets ratio (10)	15.5%	16.7%	15.5%	16.7%
Tangible common equity to tangible assets (10)	15.3%	16.5%	15.3%	16.5%
Common stock dividend payout ratio (11)	32.7%	31.1%	25.5%	13.3%
Allowance ratio (12)	10.5%	11.7%	10.5%	11.7%
Common Equity Tier 1 capital ratio (13)	15.4%	16.4%	15.4%	16.4%

(1)	Includes finance and other interest income; excludes fees.

(2)	“Yield on earning assets” is defined as the ratio of annualized Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.

(3)	“Cost of debt” is defined as the ratio of annualized Interest expense to Average debt.

(4)	“Net interest margin” is defined as the ratio of annualized Net finance and other interest income to Average gross finance receivables, loans and leases.

(5)	“Expense ratio” is defined as the ratio of annualized Operating expenses to Average managed assets.

(6)	“Return on average assets” is defined as the ratio of annualized Net income to Average total assets.

(7)	“Return on average equity” is defined as the ratio of annualized Net income to Average total equity.

(8)
“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.

(9)	“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 59 days to End of period gross balance of the respective portfolio, excludes capital leases.

(10)
“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company’s capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended September 30, 2019 and 2018 is as follows:

	September 30, 2019	September 30, 2018
	(Dollar amounts in thousands)
Total equity	$7,345,202	$7,141,215
Deduct: Goodwill and intangibles	110,683	106,233
Tangible common equity	$7,234,519	$7,034,982

Total assets	$47,279,015	$42,806,955
Deduct: Goodwill and intangibles	110,683	106,233
Tangible assets	$47,168,332	$42,700,722

Equity to assets ratio	15.5%	16.7%
Tangible common equity to tangible assets	15.3%	16.5%

(11)	“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company’s shareholders.

(12)	“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios, to End of period assets covered by allowance for credit losses.

(13)	“Common Equity Tier 1 Capital ratio” is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	September 30, 2019	September 30, 2018
Total equity	$7,345,202	$7,141,215
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	150,644	162,643
Deduct: Accumulated other comprehensive income (loss), net	(31,836)	56,601
Tier 1 common capital	$7,226,394	$6,921,971
Risk weighted assets (a)	$46,870,019	$42,256,218
Common Equity Tier 1 capital ratio (b)	15.4%	16.4%

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

(b)	CET1 is calculated under Basel III regulations required since January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.

The following tables present an analysis of net yield on interest earning assets:

	Three Months Ended September 30,
	2019			2018
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$29,450,778	$1,183,699	16.1%	$28,060,492	$1,141,000	16.3%
Purchased receivables	24,297	852	14.0%	34,059	1,974	23.2%
Receivables from dealers	12,924	23	0.7%	15,070	127	3.4%
Personal loans	1,343,098	88,448	26.3%	1,350,852	84,028	24.9%
Finance lease receivables	23,977	525	8.8%	20,034	398	7.9%
Finance receivables	30,855,074	1,273,547	16.5%	29,480,507	1,227,527	16.7%
Leased vehicles, net	16,902,932	250,109	5.9%	13,607,010	194,021	5.7%
Other assets	2,278,823	9,401	1.7%	2,233,494	8,124	1.5%
Allowance for credit losses	(3,120,864)	—	—	(3,335,260)	—	—
Total assets	$46,915,965	$1,533,057		$41,985,751	$1,429,672
Liabilities and equity
Liabilities:
Notes payable	$37,276,505	$335,212	3.6%	$32,706,778	$285,583	3.5%
Other liabilities	2,303,562	—	—	2,173,633	—	—
Total liabilities	39,580,067	335,212		34,880,411	285,583

Total stockholders' equity	7,335,898	—	—	7,105,340	—
Total liabilities and equity	$46,915,965	$335,212		$41,985,751	$285,583

	Nine Months Ended September 30,
	2019			2018
	(Dollar amounts in thousands)
	Average Balances	Interest Income/Interest Expense	Yield/Rate	Average Balances	Interest Income/Interest Expense	Yield/Rate
Assets
Retail installment contracts acquired individually	$29,035,278	$3,509,507	16.1%	$27,615,084	$3,341,179	16.1%
Purchased receivables	26,781	3,204	16.0%	37,545	7,059	25.1%
Receivables from dealers	13,226	196	2.0%	15,363	377	3.3%
Personal loans	1,398,045	274,793	26.2%	1,398,555	258,060	24.6%
Finance lease receivables	21,960	1,800	10.9%	21,183	1,332	8.4%
Finance receivables held for investment, net	30,495,290	3,789,500	16.6%	29,087,730	3,608,007	16.5%
Leased vehicles, net	16,135,606	687,444	5.7%	12,458,508	517,178	5.5%
Other assets	2,235,322	29,810	1.8%	2,751,795	22,821	3.3%
Allowance for credit losses	(3,170,130)	—	—	(3,397,430)	—	—
Total assets	$45,696,088	$4,506,754		$40,900,603	$4,148,006
Liabilities and equity
Liabilities:
Notes payable	$36,234,826	$999,633	3.7%	$32,002,094	$800,564	3.3%
Other liabilities	2,246,012	—	—	2,052,742	—	—
Total liabilities	38,480,838	999,633		34,054,836	800,564

Total stockholders' equity	7,215,250	—		6,845,767	—
Total liabilities and equity	$45,696,088	$999,633		$40,900,603	$800,564

Results of Operations
The following table presents the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollar amounts in thousands)
Interest on finance receivables and loans	$1,273,022	$1,227,129	$3,787,700	$3,606,675
Leased vehicle income	706,302	583,097	2,032,098	1,625,272
Other finance and interest income	9,926	8,522	31,610	24,153
Total finance and other interest income	1,989,250	1,818,748	5,851,408	5,256,100
Interest expense	335,212	285,583	999,633	800,564
Leased vehicle expense	456,193	389,076	1,344,654	1,108,094
Net finance and other interest income	1,197,845	1,144,089	3,507,121	3,347,442
Provision for credit losses	566,849	597,914	1,548,404	1,514,799
Net finance and other interest income after provision for credit losses	630,996	546,175	1,958,717	1,832,643
Profit sharing	18,125	1,652	38,438	18,882
Net finance and other interest income after provision for credit losses and profit sharing	612,871	544,523	1,920,279	1,813,761
Total other income	31,293	24,641	112,789	72,078
Total operating expenses	329,470	272,342	901,076	837,204
Income before income taxes	314,694	296,822	1,131,992	1,048,635
Income tax expense	82,156	64,874	283,684	237,047
Net income	$232,538	$231,948	$848,308	$811,588

Net income	$232,538	$231,948	$848,308	$811,588
Change in unrealized gains (losses) on cash flow hedges, net of tax	(11,158)	(5,848)	(66,241)	6,190
Unrealized gains (losses) on available-for-sale debt securities, net of tax	(111)	—	890	$—
Comprehensive income	$221,269	$226,100	$782,957	$817,778

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Interest on Finance Receivables and Loans

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Income from individually acquired retail installment contracts	$1,183,699	$1,141,000	$42,699	4%	$3,509,507	$3,341,179	$168,328	5%
Income from purchased receivables portfolios	852	1,974	(1,122)	(57)%	3,204	7,059	(3,855)	(55)%
Income from receivables from dealers	23	127	(104)	(82)%	196	377	(181)	(48)%
Income from personal loans	88,448	84,028	4,420	5%	274,793	258,060	16,733	6%
Total interest on finance receivables and loans	$1,273,022	$1,227,129	$45,893	4%	$3,787,700	$3,606,675	$181,025	5%

Income from individually acquired retail installment contracts increased $43 million, or 4%, from the third quarter of 2018 to the third quarter of 2019, and increased $168 million, or 5%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to 5.0% and 5.1% increase respectively, in the average outstanding balance of the portfolio.

Income from purchased receivables-credit impaired portfolios decreased $1 million, or 57%, from the third quarter of 2018 to the third quarter of 2019, and decreased $4 million, or 55%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans increased $4 million, or 5%, from the third quarter of 2018 to the third quarter of 2019, and increased $17 million, or 6%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to newer originations with higher loan APRs.
Leased Vehicle Income and Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$706,302	$583,097	$123,205	21%	$2,032,098	$1,625,272	$406,826	25%
Leased vehicle expense	456,193	389,076	67,117	17%	1,344,654	1,108,094	236,560	21%
Leased vehicle income, net	$250,109	$194,021	$56,088	29%	$687,444	$517,178	$170,266	33%
Leased vehicle income and expense increased in the three and nine months ended September 30, 2019, when compared to the same periods in 2018, due to increase in the average outstanding balance of the portfolio by 24% and 30% respectively. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$342,336	$300,216	$42,120	14%	$1,022,461	$840,956	$181,505	22%
Interest expense on derivatives	(7,124)	(14,633)	7,509	(51)%	(22,828)	(40,392)	17,564	(43)%
Total interest expense	$335,212	$285,583	$49,629	17%	$999,633	$800,564	$199,069	25%
Total Interest expense increased $50 million, or 17%, from the third quarter of 2018 to the third quarter of 2019, and increased $199 million, or 25%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due an increase in average outstanding debt balance by 14% and 13% respectively.

Provision for Credit Losses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses	$566,849	$597,914	$(31,065)	(5)%	$1,548,404	$1,514,799	$33,605	2%
Provision for credit losses decreased $31 million, or 5%, from the third quarter of 2018 to the third quarter of 2019, and increased $34 million, or 2%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to net charge off activity and portfolio composition. Our assets covered by allowance for credit losses have increased 4.8% from September 30, 2018 to September 30, 2019 but our total allowance ratio has decreased from 11.7% at September 30, 2018 to 10.5% at September 30, 2019, driven by lower TDR balances and better recovery rates.
Profit Sharing

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$18,125	$1,652	$16,473	997%	$38,438	$18,882	$19,556	104%

Profit sharing expense consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to increase in lease portfolio and an increase in profit sharing eligible portfolio due to amendment to the Chrysler Agreement, with FCA.

Other Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(86,397)	$(86,320)	$(77)	—%	$(238,281)	$(255,474)	$17,193	7%
Servicing fee income	21,447	26,409	(4,962)	(19)%	70,255	80,129	(9,874)	(12)%
Fees, commissions, and other	96,243	84,552	11,691	14%	280,815	247,423	33,392	13%
Total other income	$31,293	$24,641	$6,652	27%	$112,789	$72,078	$40,711	56%
Average serviced for others portfolio	$8,996,182	$9,384,748	$(388,566)		$8,970,346	$9,048,317	$(77,971)

•
Investment losses, net, increased $17 million, or 7%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily because of no asset sales in 2019. The Company recorded a loss of $21 million during the nine months ended September 30, 2018, related to asset sales.

•
The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. Servicing fee income decreased 19% in 2019, as compared to 2018, due to the lower average balances for serviced portfolio that had higher servicing fee rates. The serviced for others portfolio as of September 30, 2019 and 2018 was as follows:

	September 30,
	2019	2018
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$7,989,931	$4,899,284
SBNA leases	178	809
Total serviced for related parties	7,990,109	4,900,093
Chrysler Capital securitizations	310,126	822,041
Other third parties	1,678,556	3,472,418
Total serviced for third parties	1,988,682	4,294,459
Total serviced for others portfolio	$9,978,791	$9,194,552

•
The Company’s fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income increased in 2019, as compared 2018, primarily due to the increase in referral fee income from SBNA related to origination support services.

Total Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$132,271	$119,722	$12,549	10%	$382,843	$360,325	$22,518	6%
Repossession expense	62,937	62,189	748	1%	203,496	197,930	5,566	3%
Other operating costs	134,262	90,431	43,831	48%	314,737	278,949	35,788	13%
Total operating expenses	$329,470	$272,342	$57,128	21%	$901,076	$837,204	$63,872	8%
Compensation expense increased three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to an increase in average number of employees period over period.
Repossession expense increased three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to an increase in number of repossessions in 2019.
Other operating costs increased three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to an increase in legal accruals in the third quarter of 2019.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$82,156	$64,874	$17,282	27%	$283,684	$237,047	$46,637	20%
Income before income taxes	314,694	296,822	17,872	6%	1,131,992	1,048,635	83,357	8%
Effective tax rate	26.1%	21.9%			25.1%	22.6%

The effective tax rate increased from 22.6% for the nine months ended September 30, 2018 to 25.1% for the nine months ended September 30, 2019, primarily due to certain state return to provision true-ups and decrease in electric vehicle credits in 2019.

Other Comprehensive Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$(11,269)	$(5,848)	$(5,421)	93%	$(65,351)	$6,190	$(71,541)	1,156%

The change in unrealized gains (losses) for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was primarily driven by interest income realized into Statement of Income in 2019. In addition, as disclosed in Note 7 “Derivative Financial Instruments”, our cash flow hedge portfolio is in a net negative position because of the decreasing rate environment.

Credit Quality
Loans and Other Finance Receivables
Nonprime loans comprise 80% of the Company’s portfolio as of September 30, 2019. The Company records an allowance for credit losses to cover the estimate of inherent losses on individually acquired retail installment contracts and other loans and receivables held for investment. The Company’s allowance for credit losses as a percentage of retail installment contracts acquired individually, was comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Non-TDR	TDR	Non-TDR	TDR
Allowance as a percentage of unpaid principal balance	8.1%	25.1%	7.9%	26.3%
Allowance and discount as a percentage of unpaid principal balance	8.4%	25.6%	8.6%	27.1%

Note: Refer to Note 4 to these accompanying condensed consolidated financial statements for the details on the components of the carrying value of retail installment contracts acquired individually held for investment as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, used car financing represented 56% and 57% of our outstanding retail installment contracts acquired individually. 85% of this used car financing consisted of nonprime auto loans.
A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of September 30, 2019 and December 31, 2018 was as follows (dollar amounts in billions, totals may not foot due to rounding):

September 30, 2019
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.8	93%	$0.1	3%	$0.1	—	$—	—	$3.0	10%
	36+	0.4	50%	0.2	25%	—	—%	0.2	25%	0.8	3%
<540	<36	0.1	20%	0.1	20%	0.2	40%	0.1	20%	0.5	2%
	36+	0.2	4%	0.2	4%	0.1	2%	4.3	89%	4.8	16%
540-599	<36	0.3	30%	0.2	20%	0.3	29%	0.2	20%	1.0	3%
	36+	0.2	2%	0.3	3%	0.1	1%	8.2	94%	8.8	30%
600-639	<36	0.3	38%	0.2	25%	0.1	12%	0.2	25%	0.8	3%
	36+	0.1	2%	0.1	2%	0.1	2%	4.5	95%	4.8	16%
>640	<36	0.4	43%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.1	2%	3.9	92%	4.2	14%
Total		$4.9	17%	$1.7	6%	$1.2	4%	$21.8	74%	$29.6	100%

December 31, 2018
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.5	96%	$0.1	4%	$—	—	$—	—	$2.6	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	86%	5.5	19%
540-599	<36	0.3	37%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	4%	7.7	92%	8.4	30%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.2	94%	4.5	16%
>640	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.1	2%	3.7	94%	4.0	14%
Total		$4.4	15%	$1.6	6%	$1.3	5%	$21.2	74%	$28.5	100%
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
The following is a summary of delinquencies on retail installment contracts held for investment as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Dollars (in thousands)	Percent (a)	Dollars (in thousands)	Percent (a)
Principal 30-59 days past due	$2,808,374	9.5%	$3,121,795	11.0%
Delinquent principal over 59 days (b)	1,394,074	4.7%	1,713,775	6.0%
Total delinquent principal	$4,202,448	14.2%	$4,835,570	17.0%
(a) Percent of unpaid principal balance of total retail installment contracts acquired individually held for investment.
(b) Interest is generally accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.

Refer to Note 4 to these accompanying condensed consolidated financial statements for the details on the retail installment contracts acquired individually held for investment that were placed on nonaccrual status, as of September 30, 2019 and December 31, 2018.
Credit Loss Experience
The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
	(Dollar amounts in thousands)
Principal outstanding at period end	$29,597,897	$28,275,649
Average principal outstanding during the period	$28,998,827	$26,965,717
Number of receivables outstanding at period end	1,819,847	1,796,287
Average number of receivables outstanding during the period	1,814,427	1,749,981
Number of repossessions (a)	218,444	214,129
Number of repossessions as a percent of average number of receivables outstanding	16.1%	16.3%
Net losses	$1,670,543	$1,558,820
Net losses as a percent of average principal amount outstanding	7.7%	7.7%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
There were no charge-offs on the Company’s receivables from dealers for the three and nine months ended September 30, 2019 and 2018.
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
The following is a summary of deferrals on the Company’s retail installment contracts held for investment as of the dates indicated:

	September 30, 2019		December 31, 2018
	(Dollar amounts in thousands)
Never deferred	$22,381,280	75.6%	$20,212,452	71.0%
Deferred once	3,486,560	11.8%	3,690,522	13.0%
Deferred twice	1,566,514	5.3%	1,952,894	6.9%
Deferred 3 - 4 times	2,052,255	6.9%	2,516,451	8.8%
Deferred greater than 4 times	111,288	0.4%	90,917	0.3%
Total	$29,597,897		$28,463,236
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

The following is a summary of the principal balance as of September 30, 2019 and December 31, 2018 of loans that have received these modifications and concessions:

	September 30, 2019	December 31, 2018
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$1,394,689	$2,137,334
Bankruptcy-related accounts	44,901	54,373
Extension of maturity date	31,874	25,644
Interest rate reduction	60,022	54,906
Max buy rate and fair lending (b)	5,829,632	4,685,522
Other	157,508	137,958
Total modified loans	$7,518,626	$7,095,737
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

Refer to Note 4 to these accompanying condensed consolidated financial statements for the details on the Company’s recorded investment in TDRs and a summary of delinquent TDRs, as of September 30, 2019 and December 31, 2018.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance — beginning of period	$4,492,654	$6,095,868	$5,365,477	$6,328,159
New TDRs	375,015	466,058	999,886	1,760,649
Charge-offs	(378,676)	(523,299)	(1,212,192)	(1,479,397)
Paydowns (a)	(311,006)	(293,343)	(961,814)	(865,943)
Others	13,553	797	183	2,613
Balance — end of period	$4,191,540	$5,746,081	$4,191,540	$5,746,081
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
The table below presents the Company’s allowance ratio for TDR and non-TDR individually acquired retail installment contracts as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$4,221,473	$5,378,603
TDR - Impairment	1,060,612	1,416,743
TDR - Allowance ratio	25.1%	26.3%

Non-TDR - Unpaid principal balance	$25,353,223	$23,054,157
Non-TDR - Allowance	2,051,792	1,819,360
Non-TDR Allowance ratio	8.1%	7.9%

Total - Unpaid principal balance	$29,574,696	$28,432,760
Total - Allowance	3,112,404	3,236,103
Total - Allowance ratio	10.5%	11.4%

The total allowance decreased from December 31, 2018 to September 30, 2019, primarily driven by lower TDR balances and better recovery rates.

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, SHUSA and through securitizations in the ABS market and flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $7.3 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the third quarter of 2019, the Company completed on-balance sheet funding transactions totaling approximately $4.6 billion, including:

•	securitizations on the Company’s SDART platform for approximately $1.1 billion;

•	securitizations on the Company’s DRIVE, deeper subprime platform, for approximately $1.2 billion;

•	lease securitization for approximately $1.2 billion; and

•	private amortizing lease facility for approximately $1.1 billion.

Refer to Note 5 to these accompanying condensed consolidated financial statements for the details on the Company’s total debt.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has one credit facility with seven banks providing an aggregate commitment of $4.4 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of September 30, 2019 and December 31, 2018, there was an outstanding balance of approximately $1.7 billion and $2.2 billion, respectively, on this facility in aggregate. The facility requires reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has seven credit facilities with ten banks providing an aggregate commitment of $6.2 billion for the exclusive use of providing short-term liquidity needs to support Core and Chrysler Capital Loan financing.  As of September 30, 2019 and December 31, 2018, there was an outstanding balance of approximately $3.3 billion and $2.0 billion, respectively, on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.
Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of September 30, 2019 and December 31, 2018, there was an outstanding balance of $476 million and $299 million, respectively, under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of September 30, 2019 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	229,670	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	199,634	500,000
Promissory Note	SHUSA	500,000	500,000	155,678	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	750,000	750,000	21,978	750,000
Line of Credit	SHUSA	—	500,000	95,916	435,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$5,250,000	$8,750,000

	As of September 30, 2018 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Line of credit	SHUSA	$—	$500,000	$178,125	$425,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$3,000,000	$6,500,000
SHUSA provides the Company with $3.5 billion of committed revolving credit that can be drawn on an unsecured basis. SHUSA also provides the Company with $5.3 billion of term promissory notes with maturities ranging from May 2020 to December 2023.
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

	Nine Months Ended September 30,
	2019	2018
	(Dollar amounts in thousands)
Net cash provided by operating activities	$4,215,456	$5,085,633
Net cash used in investing activities	(6,447,167)	(8,121,291)
Net cash provided by financing activities	2,265,342	2,165,516
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $0.9 billion from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, mainly due to lower origination of assets held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $1.7 billion from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to increase of $1.2 billion in collections on finance receivables held for investment, and decrease of $0.9 billion in leased vehicles purchased.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $0.1 billion from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to the increase of proceeds from notes payable.

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
The following table summarizes the Company’s contractual obligations as of September 30, 2019:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$4,111	$29,917	$25,233	$32,391	$91,652
Notes payable - credit facilities and related party	2,704,955	6,005,626	2,000,000	—	10,710,581
Notes payable - secured structured financings (a)	479,536	9,493,449	11,643,536	5,369,751	26,986,272
Contractual interest on debt	1,095,437	1,096,887	288,285	33,740	2,514,349
Total	$4,284,039	$16,625,879	$13,957,054	$5,435,882	$40,302,854
(a)Adjusted for unamortized costs of $67 million.

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
The Company’s Interest Rate Risk policy is designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of September 30, 2019, the notional value of the Company’s interest rate swap agreements was $5.8 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of September 30, 2019 the notional value of the Company’s interest rate cap agreements was $18.1 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of September 30, 2019, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $38 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of September 30, 2019, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $106 million.
Collateral Risk
The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the third quarter of 2019, approximately 89% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•	that the Company maintain at least eight external credit providers (as of September 30, 2019, it had 13);

•	that the Company relies on Santander and affiliates for no more than 30% of its funding (as of September 30, 2019, Santander and affiliates provided 14% of its funding);

•
that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of September 30, 2019, the highest single lender’s commitment was 23% (not including repo)); and

•
that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of September 30, 2019, two of the Company’s warehouse facilities are scheduled to mature in the next six or twelve months).

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
Critical Accounting Estimates
Accounting policies are integral to understanding the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with GAAP. There have been no material changes in the Company’s critical accounting estimates from those disclosed in Item 7 of the 2018 Annual Report on Form 10-K.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019, we did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Notwithstanding this material weakness, based on additional analyses and other procedures performed, management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

While progress has been made to remediate this material weakness, as of September 30, 2019, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weakness, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness was not remediated as of September 30, 2019.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended September 30, 2019, we completed the implementation of a new Oracle Fusion Enterprise Resource Planning application suite. The new system has replaced several of our back office legacy systems such as the general ledger, fixed assets and certain reporting solutions. We have made changes to our internal control over financial reporting during the implementation of the new system and will continue to evaluate the operating effectiveness of related controls during the subsequent periods.

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

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow including those set forth under Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and under Part II, Item 1A, Risk Factors, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q.
Share Repurchases and Treasury Stock
In June 2019, the Company announced that the Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020.
The following table presents information regarding repurchases of the Company’s common stock as part of publicly announced plans or programs during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price paid per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
			$1,100,000
July 1 - July 31	2,269,628	$25.48	1,042,170
August 1 - August 31	2,029,983	25.81	989,776
September 1 - September 30	1,180,039	26.00	959,095
Total	5,479,650	$25.71
Refer to Note 15 of the accompanying condensed consolidated financial statements for additional details on share repurchases.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

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

The following activities are disclosed in response to Section 13(r) with respect to the Group and its affiliates. During the period covered by this report:

•
Santander UK holds accounts for two customers, with the first customer holding one Savings Account and one Current Account, and the second customer holding one Savings Account. Both customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2019 were negligible relative to the overall profits of Banco Santander SA.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions programme. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2019. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the nine months ended September 30, 2019.

•
The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the nine months ended September 30, 2019, which were negligible relative to the overall revenues and profits of Banco Santander, S.A. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description
10.1
Offer letter, by and among Sandra Broderick and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K dated October 23, 2019.) #

10.2	Offer letter, by and among Fahmi Karam and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K dated July 23, 2019.) #
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement

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
Name: Scott Powell
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott Powell	President and Chief Executive Officer	October 31, 2019
Scott Powell	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	October 31, 2019
Fahmi Karam	(Principal Financial and Accounting Officer)