Form 10-K
period 2019-12-31
Santander Consumer USA Holdings Inc.
filed 2020-02-27
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
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
Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	SC	New York Stock Exchange
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

As of June 30, 2019, the Registrant’s common stock, par value $0.01 per share, held by non-affiliates had an aggregate market value of approximately $2.5 billion based on the closing price on that date on the New York Stock Exchange of $23.96 per share.

As of February 20, 2020, the Registrant had 339,212,392 shares of common stock, par value 0.01 per share, outstanding.

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to its 2020 annual meeting of stockholders (the Proxy Statement) are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated.

2

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
Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company’s control. Among the factors that could cause the Company’s actual performance to differ materially from those suggested by the forward-looking statements are:

•our agreement with FCA may not result in currently anticipated levels of growth and is subject to certain conditions that could result in termination of the agreement;
•our ability to remediate any material weaknesses in internal controls over financial reporting completely and in a timely manner;
•continually changing federal, state, and local laws and regulations could materially adversely affect our business;
•adverse economic conditions in the United States and worldwide may negatively impact our results;
•our business could suffer if our access to funding is reduced;
•significant risks we face implementing our growth strategy, some of which are outside our control;
•unexpected costs and delays in connection with exiting our personal lending business;
•our business could suffer if we are unsuccessful in developing and maintaining relationships with automobile dealerships;
•our financial condition, liquidity, and results of operations depend on the credit performance of our loans;
•loss of our key management or other personnel, or an inability to attract such management and personnel;
•certain regulations, including but not limited to oversight by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), the European Central Bank (ECB), and the Federal Reserve Bank of Boston (FRBB), whose oversight and regulation may limit certain of our activities, including the timing and amount of dividends and other limitations on our business;
•future changes in our relationship with SHUSA and Banco Santander that could adversely affect our operations; and
•the other factors that are described in Part I, Item IA – Risk Factors of this Annual Report on Form 10-K.

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Annual Report on Form 10-K.

ABS	Asset-backed securities
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
Amendment	Amendment to the Chrysler Agreement with FCA, dated June 28, 2019.
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCAP	Chrysler Capital
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year master private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	FCA US LLC, formerly Chrysler Group LLC
FICO®	A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit
FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association

Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
PSRT	Private Santander Retail Auto Lease Trust, a lease securitization platform
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts	Includes retail installment contracts individually acquired or originated by the Company and purchased non-credit impaired finance receivables
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC, a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
SREV	Santander Revolving Auto Loan Trust, a securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I
ITEM I.  BUSINESS
General
The Company was formed in 2013 as a corporation in the state of Delaware and is the holding company for SC Illinois, a specialized consumer finance company focused on vehicle finance and third-party servicing. The Company’s primary business is the indirect origination and servicing of retail installment contracts and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Santander Auto Finance (SAF) is our primary vehicle brand and is available as a finance option for automotive dealers across the United States.

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

The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it holds other consumer finance products. However, in 2015, the Company announced its exit from personal lending, and accordingly, all of its personal lending assets are classified as held for sale at December 31, 2019.
As of February 20, 2020, the Company was owned approximately 72.4% by SHUSA, a wholly-owned subsidiary of Santander, and approximately 27.6% by other shareholders.
The Company’s Markets
The consumer finance industry in the United States has approximately $3.2 trillion of outstanding borrowings as of December 31, 2019 and includes vehicle loans and leases, credit cards, home equity lines of credit, private student loans, and personal loans.
Sources: Federal Reserve Bank of New York; Consumer Financial Protection Bureau

The Company’s primary focus is the vehicle finance segment of the U.S. consumer finance industry. Vehicle finance includes loans and leases taken out by consumers to fund the purchase of new and used automobiles, as well as other vehicles such as marine and recreational vehicles. Within the vehicle finance segment, the Company maintains a strong presence in the auto finance market. The auto finance market is an efficient pricing market and it is highly fragmented, with no individual lender accounting for more than 10% of total market share. As of December 31, 2019, there were approximately $1.3 trillion of auto loans outstanding in the United States.

The Company has a significant portfolio of prime loans and leases serviced for others, as it typically originates and then sells prime assets with servicing rights retained. Through the CCAP brand, the Company’s focus is on the new auto finance space by providing financing for the acquisition of new FCA vehicles. The Company also originates leases, substantially all of which are extended to prime borrowers. In 2019, there were $16.9 million new cars sold in the U.S. Through the third quarter of 2019, approximately 85% of total new auto sales were financed. Future growth of new auto sales in the United States, and the parallel growth of consumer loans and leases to finance those sales, are driven by improving economic conditions, new automobile product offerings, and the need to replace aging automobiles. CCAP loan and lease growth will be driven by the volume of new FCA vehicles sold in the United States.

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

Most loans in the used auto finance space are extended to nonprime consumers, who comprise a significant portion of the U.S. population. Of the more than 300 million Americans with a credit history, 28% have Fair Isaac Corporation (FICO®) scores below 650. Although nonprime auto loans typically produce higher losses than prime loans, the Company’s data-driven approach, extensive experience, and adaptive platform enhance the Company’s ability to estimate future cash flows and effectively price loans for their inherent risk.
Source: FICO® Banking Analytics Blog Fair
Note: Nonprime based on FICO® Score <650
Historically, used car financing has made up a majority of the Company’s business. Through the third quarter of 2019, used automobiles accounted for 65% of total automobiles sold in the United States, and approximately 55% of used car purchases were financed. The primary metrics used by the market to monitor the strength of the used car market are the Manheim Used Vehicle Index and J.D. Power Price Index, measures of wholesale used car prices adjusted by their mileage or vintage. The projected average age of U.S. autos in 2019 increased to a record high of 11.8 years. As of December 31, 2019, used car financing represented 57% of the Company’s outstanding retail installment contracts, of which 81% consisted of nonprime auto loans.

Source: Manheim Inc., as of December 31, 2019 & JP Power used-Vehicle Price Index, as of December 31, 2019
Note: Indexed to a basis of 100 at 1995 levels.

In 2015, the Company made a strategic decision to exit the personal lending market to focus on its core objectives of expanding the reach and realizing the full value of its vehicle finance and serviced for others platforms. The Company believes this shift will create other opportunities, such as diversifying funding sources and growing capital. Since 2016, the Company has marketed its personal lending assets to potential buyers. In 2016 and 2017, the Company completed a sale of all assets from its personal lending portfolio to an unrelated third party, which was comprised solely of LendingClub installment loans. As the Company refocuses on core objectives, it continues to perform under various other agreements under which specified volumes of personal loans originated by third parties are purchased.
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
The Company’s Business Strategy
The Company’s primary goal is to create stockholder value by leveraging its efficient, scalable platforms and risk infrastructure and data to underwrite, originate and service profitable assets while treating customers, dealers, stockholders, employees and all stakeholders in a simple, personal and fair manner.
Expand the Company’s Vehicle Finance Franchise
Organic Growth in Indirect Auto Finance. The Company has extensive data on and experience with consumer behavior across the full credit spectrum and is a key player in the U.S. vehicle finance market. The Company expects to continue to increase market penetration in the vehicle finance sector, subject to favorable market conditions, via the number and depth of its dealer relationships. The Company plans to achieve this growth in part through alliance programs with national, regional and digital vehicle dealer groups and manufacturers, in both the prime and nonprime vehicle finance markets. The Company’s technology-based platform enables the Company to integrate seamlessly with other originators and industry participants.
Growth in Direct-to-Consumer Exposure. The Company is working to further diversify its vehicle finance product offerings by expanding its web-based, direct-to-consumer offerings. The Company is focused on engaging the consumer at the early stages of the car buying experience. The company will continue to focus on securing relationships with additional vehicle-related websites, in order to promote RoadLoans.com for financing and provide additional direct-to-consumer offerings.
Expansion of Fee-Based Income Opportunities. The Company seeks opportunities to leverage its mature and highly adaptable servicing platform for both prime and nonprime loans, as well as other vehicle finance (including recreational and marine vehicles) and personal lending products. The Company collects fees to service loan portfolios, and handles both secured and personal loan products across the full credit spectrum. Loans and leases sold to or sourced to banks through flow agreements and off-balance sheet securitizations also provide additional opportunities to service large vehicle loan and lease pools. The Company intends to continue to expand fee-based income opportunities through its relationship with Santander and other consumer financial institutions.
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
The Company also originates loans through its branded online RoadLoans.com platform. Additionally, the Company acquires loans in bulk from third parties. The loans acquired in bulk acquisitions have primarily been collateralized by automobiles. However, historically, a small amount of such loans have been collateralized by marine and recreational vehicles. The Company generates revenue on these loans through finance charges.
Vehicle Leases
The Company acquires leases primarily from FCA-affiliated automotive dealers and, as a result, becomes titleholder for leased vehicles. The acquisition cost for these leases is based on the underlying value of the vehicle, the contractual lease payments and the residual value, which is the expected future value of the vehicle at the time of the lease termination. The Company uses projected residual values that are estimated by third parties, such as Automotive Lease Guide (ALG) and internal forecasts based on current market conditions, and other relevant data points. The residual value used to determine lease payments, or the contractual residual value, may be adjusted upward as part of marketing incentives provided by the manufacturer of the vehicle. When a contractual residual value is written up, the lease payments the Company offers become more attractive to consumers. The marketing incentive payment that manufacturers pay the Company is equal to the expected difference between the projected residual value and the contractual residual value. This residual support payment is a form of subvention. The Company is a preferred provider of subvented leases through CCAP. Substantially all of these leases are to prime consumers. The consumer, or lessee, is responsible for the contractual lease payments and any excessive mileage or wear and tear on the vehicle that results in a lower residual value of the vehicle at the time of the lease’s termination. The consumer is also generally responsible for charges related to past due payments. The Company’s leases are primarily closed-ended, meaning the consumer does not bear the residual risk.
The Company generates revenue on leases through monthly lease payments and fees and, depending on the market value of the off-lease vehicle, the Company may recognize a gain or loss upon lease-end. The Company’s agreement with FCA permits the Company to share any residual gains or losses over a threshold, determined on an individual lease basis, with FCA.
Servicing for Others
The Company services a portfolio of vehicle loans originated or otherwise independently acquired by SBNA and loans sold by the Company to Santander or other financial institutions. The Company also services loans sold through flow agreements, through CCAP off-balance sheet securitizations and from other loan portfolios for various third-party institutions. The Company generates revenue on these assets through servicing and other fees collected from the institutional owners and the borrowers, and may also generate a gain or loss on the sale of assets. The Company intends to continue growing this off-balance sheet portfolio and the stream of revenue it provides.
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
The Company has built a servicing approach based on years of experience for both loans and leases. The Company’s servicing activities consist largely of processing customer payments, responding to customer inquiries (such as requests for payoff quotes or complaints), processing customer requests for account revisions (such as payment deferrals), seeking to maintain a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, pursuing collection of delinquent accounts, and remarketing repossessed or off-lease vehicles. The Company has made significant investments in staffing and servicing systems technology intended to make servicing activities compliant with federal and local consumer lending rules in all jurisdictions in which we operate.

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
The Company’s Relationship with FCA
The Company entered into the Chrysler Agreement, pursuant to which the Company became the preferred provider for FCA’s consumer loans and leases and Dealer Loans, in May 2013. Business generated under terms of the Chrysler Agreement is branded as CCAP. During 2019, the Company originated more than $12.8 billion of CCAP retail installment contracts and approximately $8.5 billion of CCAP vehicle leases.
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
In connection with entering into the Chrysler Agreement, the Company paid FCA a $150 million upfront, nonrefundable fee on May 1, 2013. The fee is considered payment for future profits generated from the Chrysler Agreement and is being amortized into finance and other interest income over a ten-year term. In addition, in June 2019, in connection with the execution of the sixth amendment to the Chrysler Agreement, the Company paid $60 million upfront fee to FCA This fee is being amortized into finance and other interest income over the remaining term of the Chrysler Agreement. The Company has also executed an Equity Option Agreement with FCA, whereby FCA may elect to purchase, at any time during the term of the Chrysler Agreement, at fair market value, an equity participation of any percentage in the CCAP portion of the Company’s business.
Flow Agreements
Until 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The company no longer sells loans to the bank under the flow agreement, but the Company retained servicing on all previously-sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale.

Until 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company no longer sells loans to CBP under the flow agreement, but, the Company retained servicing on the previously-sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale.

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
Employees
At December 31, 2019, the Company had approximately 5,175 employees, none of whom is represented by a collective bargaining agreement.
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
The Company seeks to compete effectively through its proprietary credit-scoring system and industry experience, which are used to establish appropriate risk pricing. In addition, the Company benefits from FCA subvention programs through the Chrysler Agreement. The Company seeks to develop strong dealer relationships through a nationwide sales force and a long history in the automotive finance space. Further, the Company expects to continue deepening dealer relationships through the CCAP product offerings.
The Company’s primary competitors in the vehicle finance space are:

•national and regional banks;
•credit unions;
•independent financial institutions; and
•the affiliated finance companies of automotive manufacturers.
While the used car financing market is fragmented with no single lender accounting for more than 10% of the market, there are a number of competitors in both the new and used car markets that have substantial positions nationally or in the markets in which they operate. Some of the Company’s competitors may have lower cost structures, or funding costs, and be less reliant on securitizations. The Company believes it can compete effectively by continuing to expand and deepen its relationships with dealers. In addition, through its CCAP brand, the Company benefits from FCA’s subvention programs and relationships with its dealers.
Supervision and Regulation

The U.S. lending industry is highly regulated under various federal laws, including the Truth-in-Lending Act (TILA); Equal Credit Opportunity Act (ECOA), Electronic Fund Transfer Act (EFTA), Fair Credit Reporting Act (FCRA), Fair Debt Collection Practices Act (FDCPA), Consumer Leasing Act, Servicemembers Civil Relief Act (SCRA), Telephone Consumer Protection Act, Financial Institutions Reform, Recovery, and Enforcement Act, Dodd-Frank Act and Gramm-Leach-Bliley Act (GLBA), as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the Securities and Exchange Commission (SEC), the Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission (FTC), and the Department of Justice (DOJ) and by regulatory agencies in each state in which the Company is licensed. In addition, the Company is directly and indirectly, through its relationship with SHUSA, subject to certain banking and financial services regulations, including oversight by the Office of the Comptroller of the Currency (OCC), the European Central Bank (ECB), and the Federal Reserve Bank of Boston (FRBB), which has the ability to limit certain of its activities, such as the timing and amount of dividends and certain transactions that it might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Company’s growth. Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A-Risk Factors of this Annual Report on Form 10-K.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Congress enacted comprehensive financial regulatory reform legislation on July 21, 2010. A significant focus of the law (the Dodd-Frank Act) is heightened consumer protection. The Dodd-Frank Act established the CFPB, which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including the Company, and explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders. It is possible that at some time in the future the CFPB could propose and adopt rules making such lending services materially less profitable or impractical, which may impact finance loans or other products that the Company offers.
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
Restrictions on Dividends and Other Capital Actions

The Dodd-Frank Act also requires certain banks and bank holding companies, including SHUSA, to perform a stress test and submit a capital plan to the FRBB and to receive a notice of non-objection, or approval, to the plan from the FRBB before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments.

In June 2018, SHUSA announced that the FRBB did not object to the planned capital actions described in SHUSA’s 2018 Capital Plan that was submitted as part of its annual CCAR submissions. Included in SHUSA’s capital actions were proposed dividend payments for the Company’s stockholders. As a result, the Company paid dividends of $0.20 per share for the third and fourth quarters of 2018 and the first and second quarters of 2019. Additionally, the 2018 Capital Plan included an authorization for the Company to repurchase, between July 1, 2018 and June 30, 2019, $200 million of its outstanding common stock, which repurchases were completed in January 2019.

In February 2019, the FRBB announced that SHUSA, and certain other firms, would receive a one-year extension of the requirement to submit its 2019 capital plan to the FRBB until April 2020. The FRBB also announced that for the period beginning July 1, 2019 through June 30, 2020, SHUSA would be allowed to make capital distributions up to an amount that would have allowed SHUSA to remain well-capitalized under the minimum capital requirements for the 2018 Capital Plan.

In May 2019, the Company announced that the FRBB did not object to an amendment to SHUSA’s 2018 Capital Plan, which included an authorization to the repurchase of an additional $400 million of the Company's common stock through the end of the second quarter of 2019. This share repurchase program concluded at the end of the second quarter of 2019 with the repurchase of $86.8 million of the Company’s common stock.

In June 2019, the Company announced its planned capital actions under SHUSA’s 2019 Capital Plan for the third quarter of 2019 through the second quarter of 2020, including a quarterly cash dividend of $0.22 per share and an authorization to repurchase up to $1.1 billion of the Company’s outstanding common stock through the end of the second quarter of 2020. As a result, the Company paid dividends of $0.22 per share for the third and fourth quarters of 2019 and repurchased $233 million of the Company’s outstanding common stock through December 31, 2019.

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

The following activities are disclosed in response to Section 13(r) with respect to the Group and its affiliates. During the period covered by this report:

a.Santander UK holds accounts for two customers, with the first customer holding one Savings Account and one Current Account, and the second customer holding one Savings Account. Both customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme.

Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2019 were negligible relative to the overall profits of Banco Santander SA.

b.During the period covered by this annual report, Santander UK held one savings account with a balance of £1.24, and one current account with a balance of £1,884.53 for another customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The customer relationship pre-dates the designations of the customer under these sanctions. The United Nations and European Union removed this customer from their equivalent sanctions lists in 2008. Santander UK determined to put a block on these accounts, and the accounts were subsequently closed on 14 January 2019. Revenues and profits generated by Santander UK on these accounts in the year ended 31 December 2019 were negligible relative to the overall profits of Banco Santander SA.

c.Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions programme. The accounts held by each customer have been frozen since their designation and have remained frozen through 2019. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the year ended December 31, 2019.

d.The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations – either under tender documents or under contracting agreements – of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

e.During the period covered by this annual report, Santander Brasil held one current account with a balance of R$100.0 for a customer resident in Brazil who is currently designated by the US under the SDGT sanctions program. The customer relationship pre-dates the designation of the customer under these sanctions. Santander Brasil determined to terminate the account even prior to the customer being formally designated under the SDGT sanctions program on September 10, 2019, and the account was subsequently closed on October 9, 2019. Revenues and profits generated by Santander Brasil on this account in the year ended December 31, 2019 were negligible relative to the overall profits of Banco Santander S.A.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2019, which were negligible relative to the overall revenues and profits of Banco Santander, S.A. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.
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

Risks Related to Our Business

General Business and Industry Risks
Our relationship with FCA is a significant source of our loan and lease originations. Loss of our relationship with FCA, including as a result of termination of our agreement with FCA, could materially and adversely affect our business, financial condition and results of operations. Our agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. In addition, FCA has the option to acquire an equity participation in the CCAP portion of our business.
In February 2013, we entered into the Chrysler Agreement with FCA under which we launched the CCAP brand. Through the CCAP brand, we originate private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services that we provide under the Chrysler Agreement include credit lines to finance FCA franchised dealers, acquisitions of vehicles and other products that FCA sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, financing for commercial and fleet customers and ancillary services. In addition, we may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans and revolving lines of credit. On June 28, 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also terminated the previously disclosed tolling agreement, dated July 11, 2018, between the Company and FCA.
In accordance with the terms of the Chrysler Agreement, in May 2013 we paid FCA a $150 million upfront, nonrefundable payment, which is being amortized over ten years. In addition, in June 2019, in connection with the execution of the sixth amendment to the Chrysler Agreement, the Company paid $60 million upfront fee to FCA. This fee is being amortized into finance and other interest income over the remaining term of the Chrysler Agreement. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.
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
The Chrysler Agreement is subject to early termination in certain circumstances, including our failure to meet certain key performance metrics, provided FCA treats us in a manner consistent with comparable OEMs. FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC controls or becomes controlled by an OEM that competes with FCA or (iii) certain of our credit facilities become impaired.
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
Our ability to realize the full strategic and financial benefits of our relationship with FCA depends in part on the successful development of our CCAP business, which requires a significant amount of management’s time and effort, and as well as the success of FCA’s business. If FCA exercises its purchase option, or if the Chrysler Agreement were to terminate, or we are otherwise unable to realize the expected benefits of our relationship with FCA, including as a result of FCA’s bankruptcy or loss of business, there could be a materially adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of our portfolio, liquidity, reputation, funding costs and growth, and our ability to obtain or find other original equipment manufacturer relationships or to otherwise implement our business strategy could be materially adversely affected.
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
We continue to establish and enhance processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including, but not limited to, credit risk, market risk, strategic risk, liquidity risk and operational risk. We seek to monitor and control our risk exposure through a framework that includes our risk appetite, enterprise risk assessment process, risk policies, procedures and controls, reporting requirements, risk culture and governance structure. Our framework, however, may not always effectively identify and control our risks. In addition, there may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify and control our risks, both those we are aware of and those we do not anticipate, including as a result of changes in economic conditions, we could suffer unexpected losses that could have a material and adverse effect on our business, financial condition and results of operations.
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
Santander, through SHUSA, currently owns approximately 72.4% of our common stock. We rely on our relationship with Santander for several competitive advantages including relationships with OEMs and regulatory best practices and other commercial arrangements. Changes in our relationship with Santander, and changes affecting Santander, could materially and adversely affect our business, financial condition and results of operations.

Some of the risks we face as a result of potential changes in our relationship with, or changes affecting, Santander include the following:
•Santander has provided and continues to provide us with significant funding support, through both committed liquidity and opportunistic extensions of credit, as well as guarantees of our obligations under the governing documents of certain warehouse facilities and privately issued amortizing notes. For example, during the financial downturn, Santander and its affiliates provided us with more than $6 billion in financing that enabled us to pursue several acquisitions and/or conversions of vehicle loan portfolios at a time when most major banks were curtailing or eliminating their commercial lending activities. During 2017 and 2018 we sold eligible prime loans through our SPAIN securitization platform to Santander under a flow agreement. In addition, during 2018 the Company began provide origination services to SBNA for the origination of prime loans which are serviced by SC. If Santander or its affiliates elect not to provide such support, not to provide it to the same degree or not to enter into additional agreements, we may not be able to replace such support ourselves or to obtain substitute arrangements with third parties. We may be unable to obtain such support because of financial or other constraints, or be unable to implement substitute arrangements on a timely basis on terms that are comparable, or at all, which could materially and adversely affect our business, financial condition and results of operations.
•Santander may sell or otherwise reduce its equity interest in us. If Santander sells or otherwise reduces its equity interest in us, it may be less willing to provide us with the support it has provided in the past or to enter into agreements (such as our flow agreement with Santander or our origination services agreements with SBNA) with us on comparable terms, or at all, as it has in the past. In addition, our right to use the Santander name is on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, and only extends to uses in connection with our current and future operations within the United States. Santander may terminate such license at any time Santander ceases to own, directly or indirectly, 50% or more of our common stock. If we were required to change our name, we would incur the administrative costs and burden associated with revising legal documents and marketing materials, and also may experience loss of brand and loss of business or loss of funding due to consumers' and banks' relative lack of familiarity with our new name. Additionally, FCA may terminate the Chrysler Agreement if a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person.
•Some terms of our credit agreements are influenced by, among other things, the credit ratings of Santander. If Santander were to suffer credit rating downgrades or other adverse financial developments, we could be negatively impacted, either directly or indirectly. For example, Santander’s short-term credit ratings downgrades in 2012, from A-I to A-2 (Standard & Poor's) and from P-1 to P-2 (Moody's), did not directly impact our cost of funds. However, due to the contractual terms of certain of our debt agreements, these downgrades resulted in the loss of our ability to commingle funds on most facilities. A similar downgrade today would result in an increase of approximately $1.75 million per month.

•Santander applies certain standardized banking policies, procedures and standards across its affiliated entities, including with respect to internal audit, credit approval, governance, risk management and compensation practices. We currently follow certain of these Santander policies and may in the future become subject to additional Santander policies, procedures and standards, which could result in changes to our practices.
•Our relationship with Santander or SHUSA could reduce the willingness of other banks to develop relationships with us due to general competitive dynamics among such financial institutions.

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
We continue to hold our Bluestem portfolio (personal lending business), which had a carrying balance of approximately $1 billion as of December 31, 2019, and we remain a party to agreements with Bluestem that obligate us, among other things, to purchase new advances originated by Bluestem and existing balances on accounts with new advances for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. Both parties have the right to terminate this agreement upon written notice if certain events were to occur, including if there is a material adverse change in the financial condition of either party. Although we are seeking a third party to assume this obligation, we may not be successful in finding such a party, and Bluestem may not agree to the substitution. Until we find a third party to assume this obligation, there is a risk that material changes to our relationship with Bluestem, or the loss or discontinuance of Bluestem’s business, would materially and adversely affect our business, financial condition and results of operations. We continue to classify the Bluestem portfolio as held-for-sale. We have recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as we hold the portfolio, particularly due to the new volume we are committed to purchase.

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
A significant and growing portion of our business strategy is to increase the revenue stream from our serviced for others portfolio by continuing to add assets to this portfolio. For example, beginning in 2018, we agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers, and to perform the servicing for any loans originated on SBNA’s behalf. We have servicing rights to certain third-party portfolios and we also serve as servicer in our securitization and may retain servicing rights in certain whole-loan sales. For the year-ended December 31, 2019, we maintained servicing rights for a portfolio with an outstanding principal balance of approximately $10 billion and we received servicing fees in the amount of $91 million. If an institution for which we currently service assets chooses to terminate our rights as servicer, or if we fail to add additional institutions or portfolios to our servicing platform, we may not achieve the desired revenue or income from this strategy.
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
We have repurchase obligations in our capacity as servicer in securitizations and certain whole-loan sales. If a servicer breaches a representation, warranty or covenant with respect to the loans sold, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser or otherwise compensate one or more classes of investors for losses caused by the breach. If significant repurchases of assets or other payments are required under our responsibility as servicer, it could materially and adversely affect our business, financial condition and results of operations. As we have increased the number of loans sold, the potential impact of such repurchases has increased.
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
We have made business acquisitions for which it is possible that the goodwill and intangible assets which have been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business' underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill and intangible assets is performed annually, or more frequently if impairment indicators are present. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Our stock price and various other factors affect the assessment of the fair value of our underlying business for purposes of performing any goodwill and intangible asset impairment assessment. We did not have any impairment on intangible assets during the years ended December 31, 2019, 2018 and 2017. There can be no assurance that we will not be required to record additional impairments on intangible assets in the future or that such impairments will not be material.
Developments stemming from the United Kingdom’s withdrawal from membership in the European Union could have a material adverse effect on us.

The result of the United Kingdom’s (“UK’s”) referendum on whether to remain part of the European Union (“EU”) and its subsequent withdrawal from the EU on January 31, 2020 have had and may continue to have negative effects on global economic conditions and global financial markets. After the transition period provided in the UK's withdrawal agreement with the EU, the long-term nature of the UK’s relationship with the EU is unclear (including with respect to the laws and regulations that will apply as the UK determines which EU laws to replicate or replace) and, as negotiations continue, there is also considerable uncertainty as to the access of the UK to European markets and the access of EU member states to the UK’s markets following the transition period. The result of the referendum and the UK's subsequent withdrawal from the EU have created an uncertain political and economic environment in the UK, and may create such environments in other EU member states. While the Company does not maintain a presence in the UK, political and economic uncertainty in countries with significant economies and relationships to the global financial industry have in the past led to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, lower or negative interest rates, weaker economic growth and reduced business confidence on an international level, each of which could adversely affect our business.

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
The enactment of new laws and regulations impacting the consumer finance industry could occur rapidly and unpredictably and could require us to change our business or operations, resulting in a loss of revenue or a reduction in our profitability. New laws and regulations could also result in financial loss due to regulatory fines or penalties, restrictions or suspensions of business, or costs associated with compliance or mandatory corrective action as a result of failure to adhere to applicable laws, regulations and supervisory guidance. Failure to comply with these laws and regulations could also give rise to regulatory sanctions, customer rescission rights, actions by government and self-regulatory bodies, civil or criminal liability or damage to our reputation.
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

We are and have been subject to such matters by many of these regulators in the past and have paid significant fines or provided significant other relief. For more information about these matters, please refer to Note 11- “Commitments and Contingencies” in the accompanying consolidated financial statements. We could also become subject to other or similar regulatory actions in the future. Given the inherent uncertainty involved in such matters, and the potentially large or indeterminate damages sought, there can be significant uncertainty regarding the liability we may incur as a result of these matters. The finding, or even the assertion of, legal liability against us could result in higher operational and compliance costs, could materially and adversely affect our business, financial condition and results of operations and may result in, among other actions, adverse judgments, significant settlements, fines, penalties, injunctions or substantial reputational harm. Further, we will continue to devote significant resources to complying with the requirements of consent orders, adverse judgments and other settlements to which we are subject.

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

For example, in 2014, 2015 and 2016, we were prohibited from paying dividends or taking other capital actions without the FRBB’s prior written approval due to the FRBB’s objections, based on qualitative concerns, to SHUSA’s capital plan submissions. Although we have paid cash dividends since 2017 and have implemented stock repurchase programs since 2018, there can be no assurance that other or similar restrictions on the taking of capital actions, including dividend payments and stock repurchases and redemptions, will not apply to us in the future. For more information, please see Part I, Item 1 – Business – Restrictions on Dividends and Other Capital Actions.

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
We continue to require a significant amount of liquidity to finance our volume of loan acquisitions and originations. We require borrowing capacity through credit facilities. The availability of these financing sources depends, in part, on our ability to forecast necessary levels of funding as well as on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of Santander and the other banks that participate in our credit facilities and the availability of bank liquidity in general. We may also experience the occurrence of events of default or breach of financial covenants, which could reduce our access to bank funding. In the event of a sudden or unexpected shortage of funds in the banking system, we cannot guarantee that these financing sources will continue to be available beyond the current maturity dates, on reasonable terms, or at all.
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
Our revolving credit facilities generally have net spread, delinquency and net loss ratio limits on the receivables pledged to each facility that, if exceeded, would potentially increase the level of credit enhancement requirements and/or redirect all excess cash to the credit providers. Generally, these limits are calculated based on the portfolio collateralizing the respective credit line; however, for certain of our warehouse facilities, delinquency and net loss ratios are calculated with respect to our serviced portfolio as a whole. Our facilities used to finance vehicle lease originations also have a residual loss ratio limit calculated with respect to our serviced lease portfolio as a whole based on maturing leases returned to us.
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
We currently apply financial leverage, pledging most of our assets to credit facilities and securitization trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 80.1% as of December 31, 2019. Although our total borrowings capacity is defined in our lending agreements, we may change our target borrowing levels at any time. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.
Our indebtedness and other obligations are significant, impose restrictions on our business and could materially and adversely affect our business and ability to react to changes in the economy or our industry.

We have a significant amount of indebtedness. At December 31, 2019 and 2018, we had approximately $39.2 billion and $34.9 billion, respectively, in principal amount of indebtedness outstanding (including $33.5 billion and $31.4 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted 22% of our total net finance and other interest income, net of leased vehicle expense, for the year ended December 31, 2019.
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

Additionally, certain of our credit facilities contain minimum tangible net worth requirements, and certain of our credit facilities contain covenants that require timely filing of periodic reports with the SEC. Failure to meet any of these covenants, or to obtain a waiver for any such failure, could result in an event of default under these agreements. If an event of default occurs under these agreements, potential actions lenders have on certain debt agreements include declaring all amounts outstanding under these agreements to be immediately due and payable, enforcing their interests against collateral pledged under these agreements, restricting our ability to obtain additional borrowings under these agreements and/or removing us as servicer. Such an event of default could materially and adversely affect our business, financial condition and results of operations, including our liquidity.
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
As of December 31, 2019, more than 78% of our vehicle consumer loans are nonprime receivables with obligors who may not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. These loans experience higher default rates than a portfolio of obligations of prime obligors. In the event of a default on a vehicle loan, generally the most practical alternative for recourse by the lender is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables.
We are exposed to geographic customer concentration risk. As of December 31, 2019, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (11%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio. An economic downturn or catastrophic event that disproportionately affects certain geographic regions could materially and adversely affect our business, financial condition and results of operations, including the performance of our loan portfolio.
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
For receivables portfolios purchased from other lenders at a discount to the aggregate principal balance of the receivables, the portion of the discount that was attributable to credit deterioration since origination of the loans is recorded as a nonaccretable difference. Any deterioration in the performance of the purchased portfolios after acquisition results in an incremental allowance. The determination of the appropriate level of the allowance for credit losses and nonaccretable difference for portfolios purchased from other lenders necessarily involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to change. Changes in economic conditions affecting borrowers, new information regarding our loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Furthermore, growth in our loan portfolio generally would lead to an increase in the provision for credit losses. In addition, if net charge-offs in future periods exceed the allowance for credit losses, we will need to make additional provisions to increase the allowance. There is no precisely accurate method for predicting credit losses, and we cannot provide assurance that our current or future credit loss allowance will be sufficient to cover actual losses.
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
In addition, refer to Note 1 "Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices" to the accompanying financial statements for information regarding impact of the FASB’s ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, to our allowance for credit losses in 2020.
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
Some of the risks we face as a result of changes in these and other economic factors include the following:
•Loss rates could increase. Our balance sheet consists of predominantly nonprime consumers, who are associated with higher-than-average delinquency rates. The actual rates of delinquencies, defaults, repossessions and losses from nonprime loans could be more dramatically affected by a general economic downturn than other loans.
•Consumer demand for, and the value of, new and used vehicles and other consumer products securing outstanding accounts could decrease, including as a result of technological advancements or changes to trends in the automobile industry such as new autonomous driving technologies or car- and ride-sharing programs. Decreased demand would weaken collateral coverage and increase the amount of losses in the event of default.
•Servicing costs could increase without a corresponding increase in our finance charge income.
•Our compliance costs may increase as a result of increased regulation enacted in response to deterioration in economic conditions.
•Dealership closures and decreases in sales and loan volume by our existing vehicle dealer base may occur, which could result in the reduction in scale of our business.
•Financial market instability and volatility could negatively affect our liquidity and funding costs.

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
After a period of rising interest rate environment, during the years of 2016-2018, the Federal Reserve decreased interest rates multiple times in 2019, reversing most of the interest rate increases made during 2018. Among the reasons presented by the Federal Open Market Committee for the interest rates cut are the concerns about slowing global growth and trade war and their impact on the United States economy, which has remained this year with low levels of unemployment rates and a persistent economy growth.
The Company relies on different source of funds, fixed rate and floating rate funding. For the floating rate funding, if interest rates move upward, net interest income can decrease because of the repricing of funds at a higher rate. For that purpose, we enter in derivative transactions for hedging purposes to mitigate or reduce the impact of the incremental interest rates. Additionally, although the majority of our borrowers are nonprime and are not highly sensitive to interest rate movement, increases in interest rates may reduce the volume of loans we originate. While we monitor the interest rate environment and employ hedging strategies designed to mitigate the impact of increased interest rates, we cannot provide assurance that hedging strategies will fully mitigate the impact of changes in interest rates.
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

While we have begun the process of identifying existing contracts that extend past 2021 to determine their exposure to LIBOR and including provisions specifying a method for transitioning from LIBOR to an alternative benchmark rate, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted.

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

In addition, it is possible that LIBOR will perform differently in the period leading up to its discontinuation than in the past if LIBOR quotes will become unavailable prior to 2021. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. Interest rates could be higher or lower than they would have been if LIBOR was available in the current form and in these scenarios, risks associated with the transition away from LIBOR would be accelerated for us and the rest of the financial industry.

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
We have previously identified material weaknesses in the controls around our financial reporting process, which contributed to the restatement of the previously filed consolidated financial statements. Though we consider all of these material weaknesses remediated, there can be no assurance that we will not suffer other material weaknesses in the future. If we fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in other material misstatements of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal controls over financial reporting may materially and adversely affect our business, financial condition and results of operations, and could impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
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
We have previously identified material weaknesses in internal control over financial reporting, and certain of these material weaknesses involved the design of controls and failure of controls to operate effectively, resulting in misstatements in our previously filed public financial statements. If we are unable to adequately manage our internal control over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or further investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and other users to lose confidence in our financial data and could adversely affect our business and the trading price of our common stock. Significant deficiencies or material weaknesses in our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.
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
SHUSA currently owns approximately 72.4% of our common stock and is a party to the shareholder agreement between us and certain of our shareholders (Shareholder Agreement). Accordingly, SHUSA has significant influence over us. Pursuant to the Shareholders Agreement, SHUSA has the right to nominate a majority of our directors so long as minimum share ownership thresholds are maintained. Further, because SHUSA owns a majority of our common stock, it has the power to elect our entire Board. Through our Board, and through functional reporting lines of SHUSA and our management, SHUSA controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us and the entry into extraordinary transactions.

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
Certain provisions of our amended and restated certificate of incorporation, and amended and restated bylaws, could discourage unsolicited takeover proposals that stockholders might consider to be in their best interests. Among other things, our amended and restated certificate of incorporation, and amended and restated bylaws, include provisions that:
•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•limit the ability of our stockholders to nominate candidates for election to our Board;
•authorize the issuance of “blank check” preferred stock without any need for action by stockholders;
•limit the ability of stockholders to call special meetings of stockholders or to act by written consent in lieu of a meeting; and
•establish advance notice requirements for nominations for election to our Board or for proposing matters that may be acted on by stockholders at stockholder meetings.

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
SHUSA owns a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As a controlled company, we have elected to be exempt from certain NYSE corporate governance requirements, including the requirements:
•that our executive committee (which has the responsibilities under its charter of a nominating and governance committee) be composed entirely of independent directors; and
•that we have a compensation committee composed entirely of independent directors.

We have not elected to be exempt from certain other NYSE corporate governance requirements, including the requirements that a majority of our board consists of independent directors and we have a compensation committee with a written charter addressing the committee’s purpose and responsibilities. If we elect to be exempt from this or other NYSE corporate governance requirements, which we have done at times, our stockholders would not have the same protections afforded to stockholders of companies that are subject to these NYSE corporate governance requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
The Company’s corporate headquarters is located in Dallas, Texas, where it leases approximately 373,000 square feet of office and operations space pursuant to a lease agreement expiring in 2026. The Company also leases servicing facilities and operations space which includes;
▪a 200,000 square foot servicing facility in North Richland Hills, Texas,
▪a 117,000 square foot servicing facility in Mesa, Arizona,
▪a 43,000 square foot and an adjacent 21,000 square foot servicing facility in Centennial, Colorado,
▪a 21,000 square foot servicing facility in San Juan, Puerto Rico,
▪a 11,000 square foot for IT application development in Irvine, California, and
▪approximately 7,000 square foot for marketing center and various data centers.
These leases expire at various dates through 2027. Management believes the terms of the leases are consistent with market standards. For additional information regarding the Company’s properties refer to Note 9— “Other Assets” in the accompanying consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 11 “Commitments and Contingencies” to the accompanying financial statements for information regarding legal proceedings in which the Company is involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NYSE (under the symbol SC). The approximate number of record holders of the Company’s common stock as of February 20, 2020 was nine, although the Company estimates the number of beneficial stockholders to be much higher as many of its shares are held by brokers or dealers for their customers in street name.  Company Stock Performance
The following graph shows a comparison of cumulative stockholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 index, and the S&P 500 Financials index from December 31, 2014 through December 31, 2019. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 index, and the S&P 500 Financials index as of market close on December 31, 2014. Historical stock prices are not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The Company has an Omnibus Incentive Plan, which enables it to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of 5,192,641 shares of its common stock. At December 31, 2019, an aggregate of 2,177,826 shares were available for future awards under this plan.
The Company also manages its 2011 Management Equity Plan, under which eligible employees and directors were previously granted non-qualified stock options to purchase its common stock. Currently, no shares are available for issuance under this plan and, therefore, no future awards will be made under this plan.
Recent Sales of Unregistered Securities
None.
Repurchase of Common Stock
In June 2018, the Board announced purchases by the Company of up to $200 million, excluding commissions, of its outstanding common stock through June 2019.
In May 2019, the Board announced purchases by the Company of up to $400 million, excluding commissions, of its outstanding common stock through the end of the second quarter of 2019.

In June 2019, the Board announced purchased by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020.
On January 30, 2020, the Company commenced a modified Dutch Auction tender offer to purchase up to $1 billion of shares of its common stock, at a range of between $23 and $26 per share, or such lesser number of shares of its common stock as are properly tendered and not properly withdrawn by the seller, in cash. The tender offer expires on February 27, 2020.
The following table presents information regarding repurchases of the Company’s common stock as part of publicly announced plans or programs during the year ended December 31, 2019:

	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Repurchase program of up to $200 million
Year ended December 31, 2018 (a)	—	$—	—	$17,761
January 1 - January 31	965,430	18.40	965,430	—
Total	965,430		965,430	—
Repurchase program of up to $400 million
April 1 - April 30	—	—	—	400,000
May 1 - May 31	365,055	22.79	365,055	391,680
June 1 - June 30	3,384,637	23.19	3,384,637	313,174
Total	3,749,692	23.16	3,749,692	313,174
Repurchase program of up to $1.1 billion
June 1 - June 30	—	—	—	1,100,000
July 1 - July 31	2,269,628	25.48	2,269,628	1,042,170
August 1 - August 31	2,029,983	25.81	2,029,983	989,776
September 1 - September 30	1,180,039	26.00	1,180,039	959,095
October 1 - October 31	3,226,268	25.22	3,226,268	877,729
November 1 - November 30	449,370	24.21	449,370	866,849
December 1 - December 31	—	—	—	866,849
Total	9,155,288	25.47	9,155,288	866,849
	13,870,410		13,870,410
(a) During the year ended December 31, 2018, the Company purchased 9,473,955 shares of its common stock under its share repurchase program at a cost of approximately $182 million, excluding commissions.
During the year ended December 31, 2019, the Company purchased 13,870,410 shares of it's common stock under its share repurchase program at a cost of approximately $338 million, excluding commissions.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollar amounts in thousands, except per share data)
Income Statement Data
Interest on retail installment contracts	$4,683,083	$4,487,614	$4,464,819	$4,615,459	$4,483,054
Interest on purchased receivables portfolios - credit impaired	4,007	8,569	30,129	69,701	91,157
Interest on receivables from dealers	240	458	2,802	3,718	4,537
Interest on personal loans	362,636	345,923	347,873	337,912	453,081
Interest on finance receivables and loans	5,049,966	4,842,564	4,845,623	5,026,790	5,031,829
Net leased vehicle income	902,137	721,963	489,944	492,212	311,373
Other finance and interest income	42,234	33,235	19,885	15,135	18,162
Interest expense	1,331,804	1,111,760	947,734	807,484	628,791
Net finance and other interest income	4,662,533	4,486,002	4,407,718	4,726,653	4,732,573
Provision for credit losses	2,093,749	2,205,585	2,363,811	2,468,200	2,785,871
Profit sharing	52,731	33,137	29,568	47,816	57,484
Other income	48,766	38,660	101,106	93,546	421,643
Operating expenses	1,210,551	1,093,672	1,311,436	1,143,472	1,021,249
Income before tax expense	1,354,268	1,192,268	804,009	1,160,711	1,289,612
Income tax (benefit) / expense	359,898	276,342	(368,798)	394,245	465,572
Net income	$994,370	$915,926	$1,172,807	$766,466	$824,040
Share Data
Weighted-average common shares outstanding
Basic	346,992,162	359,861,764	359,613,714	358,280,814	355,102,742
Diluted	347,507,507	360,672,417	360,292,330	359,078,337	356,163,076
Earnings per share
Basic	$2.87	$2.55	$3.26	$2.14	$2.32
Diluted	2.86	2.54	3.26	2.13	2.31
Dividend paid per share	0.84	0.50	0.03	—	—
Balance Sheet Data
Finance receivables held for investment, net	$27,767,019	$25,117,454	$22,394,286	$23,481,001	$23,367,788
Finance receivables held for sale, net	1,007,105	1,068,757	2,210,421	2,123,415	2,859,575
Goodwill and intangible assets	116,828	109,251	103,790	106,679	107,072
Total assets	48,933,529	43,959,855	39,402,799	38,539,104	36,448,958
Total borrowings	39,194,141	34,883,037	31,160,434	31,323,706	30,375,679
Total liabilities	41,614,909	36,941,497	32,937,097	33,300,485	32,016,409
Total equity	7,318,620	7,018,358	6,465,702	5,238,619	4,432,549
Allowance for credit losses	3,043,469	3,240,376	3,352,818	3,421,767	3,218,208

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollar amounts in thousands)
Other Information
Charge-offs, net of recoveries, on retail installment contracts	$2,288,812	$2,314,769	$2,420,241	$2,257,849	$1,795,771
Total charge-offs, net of recoveries	2,291,438	2,316,544	2,434,816	2,267,609	2,497,252
End of period delinquent principal over 59 days, retail installment contracts held for investment	1,578,452	1,712,243	1,642,934	1,620,117	1,383,509
End of period personal loans delinquent principal over 59 days, held for sale	175,152	177,369	175,660	176,873	168,906
End of period delinquent principal over 59 days, loans held for investment	1,580,048	1,713,775	1,645,789	1,626,755	1,400,806
End of period assets covered by allowance for credit losses	30,816,291	28,469,451	26,038,648	27,229,276	27,007,816
End of period gross retail installment contracts held for investment	30,776,038	28,432,760	25,993,117	27,127,973	26,863,946
End of period gross personal loans held for sale	1,481,037	1,529,433	1,524,158	1,558,790	2,445,200
End of period gross finance receivables and loans held for investment	30,788,706	28,480,583	26,059,035	27,427,578	27,368,579
End of period gross finance receivables, loans, and leases held for investment	48,379,072	43,719,240	37,257,495	37,040,531	34,694,875
Average gross retail installment contracts held for investment	29,248,201	27,227,705	26,804,609	27,253,756	25,949,907
Average gross personal loans held for investment	969	4,314	12,476	9,995	1,518,473
Average gross retail installment contracts held for investment and held for sale	29,271,168	27,756,099	27,976,058	28,652,897	26,818,625
Average gross purchased receivables portfolios - credit impaired	25,673	36,075	146,362	286,354	562,512
Average gross receivables from dealers	13,110	15,229	52,435	71,997	89,867
Average gross personal loans held for investment and held for sale	1,393,456	1,404,261	1,419,417	1,413,440	2,229,080
Average gross finance leases	23,123	20,736	25,495	45,949	114,605
Average gross finance receivables and loans	30,726,530	29,232,400	29,619,767	30,470,637	29,814,689
Average gross operating leases	16,440,242	13,048,396	10,456,121	8,818,704	6,325,809
Average gross finance receivables, loans, and leases	47,166,772	42,280,796	40,075,889	39,289,341	36,140,498
Average managed assets	56,600,892	51,328,934	50,160,595	52,731,119	48,919,418
Average total assets	46,244,782	41,541,102	39,144,382	37,944,529	35,050,503
Average debt	36,727,416	32,570,257	31,385,153	31,330,686	29,699,885
Average total equity	7,243,438	6,905,796	5,648,670	4,850,653	4,096,042
Ratios
Yield on retail installment contracts	16.0%	16.2%	16.0%	16.1%	16.7%
Yield on leased vehicles	5.5%	5.5%	4.7%	5.6%	4.9%
Yield on personal loans held for sale (1)	26.0%	24.6%	24.5%	23.9%	20.3%
Yield on earning assets (2)	12.7%	13.2%	13.4%	14.1%	14.8%
Cost of debt (3)	3.6%	3.4%	3.0%	2.6%	2.1%
Net interest margin (4)	9.9%	10.6%	11.0%	12.0%	13.1%
Expense ratio (5)	2.1%	2.1%	2.6%	2.2%	2.1%
Return on average assets (6)	2.2%	2.2%	3.0%	2.0%	2.4%
Return on average equity (7)	13.7%	13.3%	20.8%	15.8%	20.1%
Net charge-off ratio on retail installment contracts (8)	7.8%	8.5%	9.0%	8.3%	6.9%
Net charge-off ratio (8)	7.8%	8.5%	9.0%	8.2%	8.8%
Delinquency ratio on retail installment contracts held for investment, end of period (9)	5.1%	6.0%	6.3%	6.0%	5.2%
Delinquency ratio on loans held for investment, end of period (9)	5.1%	6.0%	6.3%	5.9%	5.1%
Equity to assets ratio (10)	15.0%	16.0%	16.4%	13.6%	12.2%
Tangible common equity to tangible assets (10)	14.8%	15.8%	16.2%	13.4%	11.9%
Common stock dividend payout ratio (11)	29.3%	19.6%	0.9%	—%	—%
Allowance ratio (12)	9.9%	11.4%	12.9%	12.6%	11.9%
Common Equity Tier 1 capital ratio (13)	14.8%	15.7%	16.4%	13.4%	11.2%

(1)Includes finance and other interest income; excludes fees.
(2)“Yield on earning assets” is defined as the ratio of Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.
(3)“Cost of debt” is defined as the ratio of Interest expense to Average debt.
(4)“Net interest margin” is defined as the ratio of Net finance and other interest income to Average gross finance receivables, loans and leases.
(5)“Expense ratio” is defined as the ratio of Operating expenses to Average managed assets.
(6)“Return on average assets” is defined as the ratio of Net income to Average total assets.
(7)“Return on average equity” is defined as the ratio of Net income to Average total equity.
(8)“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on a recorded investment basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.
(9)“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 59 days to End of period Gross balance of the respective portfolio, excluding finance leases.
(10)“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company’s capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollar amounts in thousands)
Total equity	$7,318,620	$7,018,358	$6,465,702	$5,238,619	$4,432,549
Deduct: Goodwill and intangibles	116,828	109,251	103,790	106,679	107,072
Tangible common equity	$7,201,792	$6,909,107	$6,361,912	$5,131,940	$4,325,477

Total assets	$48,933,529	$43,959,855	$39,402,799	$38,539,104	$36,448,958
Deduct: Goodwill and intangibles	116,828	109,251	103,790	106,679	107,072
Tangible assets	$48,816,701	$43,850,604	$39,299,009	$38,432,425	$36,341,886

Equity to assets ratio	15.0%	16.0%	16.4%	13.6%	12.2%
Tangible common equity to tangible assets	14.8%	15.8%	16.2%	13.4%	11.9%

(11)“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company’s shareholders.
(12)“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios - credit impaired, to End of period assets covered by allowance for credit losses.
(13)“Common Equity Tier 1 Capital ratio” is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(Dollar amounts in thousands)
Total equity	$7,318,620	$7,018,358	$6,465,702	$5,238,619	$4,432,549
Deduct: Goodwill and other intangible assets, net of deferred tax liabilities	152,756	161,516	172,664	186,930	201,492
Deduct: Accumulated other comprehensive income, net	(26,693)	33,515	44,262	28,259	2,125
Tier 1 common capital (c)	$7,192,557	$6,823,327	$6,248,776	$5,023,430	$4,228,932
Risk weighted assets (a)	$48,761,825	$43,547,594	$38,174,087	$37,432,700	$37,628,938
Common Equity Tier 1 capital ratio	14.8%	15.7%	16.4%	13.4%	11.2%
(a)Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company’s total Risk weighted assets.
(b)CET1 is calculated under Basel III regulations required as of January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.
(c)With the adoption of CECL on January 1, 2020, we elected to utilize regulatory relief which will permit us to phase in 25 percent of the capital impact of CECL in our calculation of regulatory capital amounts and ratios in 2020, and an additional 25 percent each subsequent year until fully-phased in by the first quarter of 2023.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

Santander Consumer USA Holdings Inc. was formed in 2013 as a corporation in the state of Delaware and is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of February 20, 2020, approximately 72.4%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to recreational and marine vehicles, and other consumer finance products.
CCAP continues to be a focal point of the Company’s strategy. On June 28, 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract. The Company’s average penetration rate under the Chrysler Agreement for the year ended December 31, 2019 was 34%, an increase from 30% for the same period in 2018.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the CCAP program. During the year ended December 31, 2019, the Company originated $12.8 billion in CCAP loans which represented 56% of total retail installment contract originations (unpaid principal balance), as well as $8.5 billion in CCAP leases. Additionally, substantially all of the leases originated by the Company during the year ended December 31, 2019 were under the Chrysler Agreement. Since its May 2013 launch, CCAP has originated more than $65.9 billion in retail loans (excluding SBNA originations program) and purchased $41.9 billion in leases.
Economic and Business Environment

Unemployment rates continue to be at low levels of 3.5% as reported by the Bureau of Labor Statistics for December 31, 2019, and the federal funds rate was in the range of 1.50% to 1.75% on December 31, 2019.

Despite this stability, consumer debt levels continued to rise, specifically auto debt. As consumers assume higher debt levels, the Company may experience an increase in delinquencies and credit losses. Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company’s business, financial position, results of operations or cash flow. Refer to Note 2 - "Finance Receivables" to these accompanying consolidated financial statements for the details on the Company’s retail installment contracts by state concentration.

How the Company Assesses its Business Performance

Net income, and the associated return on assets and equity, are the primary metrics by which the Company judges the performance of its business. Accordingly, the Company closely monitors the primary drivers of net income:

•Net financing income — The Company tracks the spread between the interest and finance charge income earned on assets and the interest expense incurred on liabilities, and continually monitors the components of its yield and cost of funds. The Company’s effective interest rate on borrowing is driven by various items including, but not limited to, credit quality of the collateral assigned, used/unused portion of facilities, and reference rate for the credit spread. These drivers, as well as external rate trends, including the swap curve, spot and forward rates are monitored.
•Net credit losses — The Company performs net credit loss analysis at the vintage level for retail installment contracts, loans and leases, and at the pool level for purchased portfolios - credit impaired, enabling it to pinpoint drivers of any unusual or unexpected trends. The Company also monitors its recovery rates as well as industry-wide rates. Additionally, because delinquencies are an early indicator of future net credit losses, the Company analyzes delinquency trends, adjusting for seasonality, to determine if the Company’s loans are performing in line with original estimations. The net credit loss analysis does not include considerations of the Company’s estimated allowance for credit losses.
•Other income — The Company’s flow agreements have resulted in a large portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. The Company monitors the size of the portfolio and average servicing fee rate and gain. Additionally, due to the classification of the Company’s personal lending portfolio as held for sale upon the decision to exit the personal lending line of business, adjustments to record this portfolio at the lower of cost or market are included in investment gains (losses), net, which is a component of other income (losses).
•Operating expenses — The Company assesses its operational efficiency using the cost-to-managed assets ratio. The Company performs extensive analysis to determine whether observed fluctuations in operating expense levels indicate a trend or are the nonrecurring impact of large projects. The operating expense analysis also includes a loan- and portfolio-level review of origination and servicing costs to assist the Company in assessing profitability by pool and vintage.

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on the Company’s earnings, the Company also closely monitors origination and sales volume along with APR and discounts (including subvention and net of dealer participation).
Recent Developments and Other Factors Affecting The Company’s Results of Operations
Changes to Board of Directors & Management Team

Jose Doncel submitted his resignation from the Board, effective as of December 18, 2019. Also, on December 18, 2019, the Board appointed Homaira Akbari as a member of the Board, effective as of January 1, 2020.

Effective as of December 2, 2019, the Board appointed Mahesh Aditya, as President and CEO of the Company. Mr. Aditya replaced Scott Powell, who resigned as President and CEO and as a director of the Company, effective as of December 2, 2019.

Effective as of September 16, 2019, the Board appointed Fahmi Karam as CFO of the Company. Mr. Karam replaced Juan Carlos Alvarez de Soto, who departed from the Company to become CFO of SHUSA.

The Board appointed Shawn Allgood as Head of Chrysler Capital and Auto Relationships, effective as of July 19, 2019. Mr. Allgood replaced Richard Morrin, who resigned as President, Chrysler Capital and Auto Relationships, effective as of July 19, 2019.

Tender Offer
On January 30, 2020, the Company commenced a modified Dutch Auction tender offer to purchase up to $1 billion of shares of its common stock, at a range of between $23 and $26 per share, or such lesser number of shares of its common stock as are properly tendered and not properly withdrawn by the seller, in cash. The tender offer expires on February 27, 2020.

Volume

The Company’s originations of loans and leases, including revolving loans, average APR, and dealer discount (net of dealer participation) for the year ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Retained Originations	(Dollar amounts in thousands)
Retail installment contracts	$15,835,618	$15,379,778	$11,634,395
Average APR	16.3%	17.3%	16.4%
Average FICO® (a)	598	595	602
Discount	(0.5)%	0.2%	0.7%

Personal loans (b)	$1,467,452	$1,482,670	$1,477,249
Average APR	29.8%	29.6%	25.7%

Leased vehicles	$8,520,489	$9,742,423	$5,987,648

Finance lease	$17,589	$9,794	$9,295
Total originations retained	$25,841,148	$26,614,665	$19,108,587

Sold Originations (c)
Retail installment contracts	$—	$1,820,085	$2,550,065
Average APR	—%	7.3%	6.2%
Average FICO® (d)	—	727	727

Total Originations Sold	$—	$1,820,085	$2,550,065

Total SC Originations	25,841,148	28,434,750	21,658,652

Total originations (excluding SBNA Originations Program) (e)	$25,841,148	$28,434,750	$21,658,652
(a)Unpaid principal balance excluded from the weighted average FICO score is $1.8 billion, $1.9 billion and $1.5 billion as the borrowers on these loans did not have FICO scores at origination and $582 million, $76 million and $164 million of commercial loans for the years ended 2019, 2018 and 2017, respectively.
(b) Included in the total origination volume is $270 million, $304 million and $264 million for the years ended 2019, 2018 and 2017, respectively, related to newly opened accounts.
(c)  There were no sales in 2019.

(d) Unpaid principal balance excluded from the weighted average FICO score is zero, $143 million and $318 million as the borrowers on these loans did not have FICO scores at origination and zero, $76 million and $102 million of commercial loans for the years ended 2019, 2018 and 2017, respectively.
(e) Total originations excludes finance receivables (UPB) of $1.1 billion, zero and zero purchased from third party lenders during the years ended December 31, 2019, 2018 and 2017, respectively.

Total auto originations (excluding SBNA Origination Program) decreased $2.6 billion, or 9.6%, from the year ended December 31, 2018 to the year ended December 31, 2019, since the Company has initiated the SBNA originations program as described below. The company's initiatives to improve our pricing as well as dealer and customer experience has increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. CCAP volume and penetration rates are influenced by strategies implemented by FCA and the Company, including product mix and incentives.

SBNA Originations Program

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the year ended December 31, 2019 and 2018 the Company facilitated the purchase of $7.0 billion and $1.9 billion of retail installment contacts, respectively.

The Company’s originations of retail installment contracts and leases by vehicle type during the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
	2019		2018		2017
	(Dollar amounts in thousands)
Retail installment contracts
Car	$5,644,541	35.6%	$6,291,037	36.6%	5,724,222	40.4%
Truck and utility	9,546,642	60.3%	10,062,285	58.5%	7,168,113	50.5%
Van and other (a)	644,435	4.1%	846,541	4.9%	1,292,125	9.1%
	$15,835,618	100.0%	$17,199,863	100%	$14,184,460	100%

Leased vehicles
Car	$410,194	4.8%	$822,102	8.4%	1,017,410	17.0%
Truck and utility	7,831,086	91.9%	8,532,819	87.6%	4,582,753	76.5%
Van and other (a)	279,209	3.3%	387,502	4.0%	387,485	6.5%
	$8,520,489	100.0%	$9,742,423	100.0%	$5,987,648	100.0%

Total originations by vehicle type
Car	$6,054,735	24.9%	$7,113,139	26.4%	$6,741,632	33.4%
Truck and utility	17,377,728	71.3%	18,595,104	69.0%	11,750,866	58.3%
Van and other (a)	923,644	3.8%	1,234,043	4.6%	1,679,610	8.3%
	$24,356,107	100.0%	$26,942,286	100.0%	$20,172,108	100.0%

(a) Other primarily consists of commercial vehicles.
The Company’s asset sales for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollar amounts in thousands)
Retail installment contracts	$—	$2,905,922	$2,979,033
Average APR	—%	7.2%	6.2%
Average FICO®	—	726	721

There were no asset sales during the year 2019.
The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of December 31, 2019 and 2018 are as follows:

	December 31, 2019		December 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts
Car	$12,286,182	39.9%	$13,011,925	45.7%
Truck and utility	17,238,406	56.0%	14,266,757	50.1%
Van and other (a)	1,251,450	4.1%	1,184,554	4.2%
	$30,776,038	100.0%	$28,463,236	100.0%
Leased vehicles
Car	$1,237,803	7.1%	$1,590,621	10.5%
Truck and utility	15,795,594	89.8%	12,899,955	84.8%
Van and other (a)	529,385	3.1%	728,737	4.7%
	$17,562,782	100.0%	$15,219,313	100.0%
Total by vehicle type
Car	$13,523,985	28.0%	$14,602,546	33.4%
Truck and utility	33,034,000	68.3%	27,166,712	62.2%
Van and other (a)	1,780,835	3.7%	1,913,291	4.4%
	$48,338,820	100.0%	$43,682,549	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted net discount of the Company’s held for investment portfolio as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
	(Dollar amounts in thousands)
Retail installment contracts (a)	$30,776,038	$28,463,236
Average APR	16.1%	16.7%
Discount	0.3%	0.8%

Personal loans (b)	$—	$2,637
Average APR	—%	31.7%

Receivables from dealers	$12,668	$14,710
Average APR	4.0%	4.1%

Leased vehicles	$17,562,782	$15,219,313

Finance leases	$27,584	$19,344
(a) Of this balance as of December 31, 2019, $13.5 billion, $8.0 billion and $3.8 billion was originated in the years ended December 31, 2019, 2018 and 2017 respectively.
(b) The remaining balance of personal loans, held for investment, was charged off during the quarter ended June 30, 2019.

The Company records interest income from retail installment contracts and receivables from dealers in accordance with the terms of the loans, generally discontinuing and reversing accrued income once a loan becomes more than 60 days past due, except in the case of revolving personal loans, for which the Company continues to accrue interest until charge-off, in the month in which the loan becomes 180 days past due, and receivables from dealers, for which the Company continues to accrue interest until the loan becomes more than 90 days past due.

The Company generally does not acquire receivables from dealers and term personal loans at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.1% to 11.0% as of December 31, 2019, and 5.7% to 10.8% as of December 31, 2018. The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

For retail installment contracts, personal loans, finance leases, and receivables from dealers, the Company also establishes a credit loss allowance for the estimated losses inherent in the portfolio. The Company estimates probable losses based on contractual delinquency status, historical loss experience, expected recovery rates from sale of repossessed collateral, bankruptcy trends, and general economic conditions such as unemployment rates. For loans within these portfolios that are classified as TDRs, impairment is measured based on the present value of expected future cash flows discounted at the original effective interest rate. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell.

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
Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. During the year ended December 31, 2019, the Company purchased a pool of receivables from a third party lender for $1.09 billion, of which the Company elected the fair value option for $22 million deemed to be non-performing since it was determined that not all contractually required payments would be collected. The Company did not purchase any pools of non-performing loans during the years ended December 31, 2018 and 2017. In addition, during the years ended December 31, 2019, 2018 and 2017 the Company did recognize certain retail installment contracts with an unpaid principal balance of $74,718, $213,973 and $290,613 respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For the Company’s existing purchased receivables portfolios - credit impaired, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and record monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Income from retail installment contracts	$4,683,083	$4,487,614	$195,469	4%
Income from purchased receivables portfolios - credit impaired	4,007	8,569	(4,562)	(53)%
Income from receivables from dealers	240	458	(218)	(48)%
Income from personal loans	362,636	345,923	16,713	5%
Total interest on finance receivables and loans	$5,049,966	$4,842,564	$207,402	4%

Income from retail installment contracts increased $195 million, or 4%, from 2018 to 2019, primarily due to a 5.5% increase in average outstanding balance of company's portfolio and new originations in 2019 with higher loan APRs.

Income from purchased receivables - credit impaired portfolios decreased $5 million, or 53%, from 2018 to 2019 due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans increased $17 million, or 5%, from 2018 to 2019, primarily due to newer originations with higher loan APRs.
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$2,764,258	$2,257,719	$506,539	22%
Leased vehicle expense	1,862,121	1,535,756	326,365	21%
Leased vehicle income, net	$902,137	$721,963	$180,174	25%
Leased vehicle income, net increased in 2019 as compared to 2018 due to an increase in average outstanding balance of the portfolio by 26%. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$1,356,245	$1,158,271	$197,974	17%
Interest expense on derivatives	(24,441)	(46,511)	22,070	(47)%
Total interest expense	$1,331,804	$1,111,760	$220,044	20%
Total Interest expense increased $220 million, or 20%, from 2018 to 2019 primarily due an increase in average outstanding debt balance by 13%.
Provision for Credit Losses

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Provision for credit losses	$2,093,749	$2,205,585	$(111,836)	(5)%

Provision for credit losses decreased $112 million, or 5%, from 2018 to 2019, primarily due to net charge off activity and portfolio composition. Our assets covered by allowance for credit losses have increased 8.2% from 2018 to 2019 but our total allowance ratio has decreased from 11.4% at December 31, 2018 to 9.9% at December 31, 2019, driven by lower TDR balances and better recovery rates.
Profit Sharing

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$52,731	$33,137	$19,594	59%

Profit sharing expense consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing expense increased in 2019 compared to 2018, primarily due to increase in lease portfolio and an increase in profit sharing eligible portfolio due to amendment to the Chrysler Agreement with FCA.

Other Income

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(406,687)	$(401,638)	$(5,049)	(1)%
Servicing fee income	91,334	106,840	(15,506)	(15)%
Fees, commissions, and other	364,119	333,458	30,661	9%
Total other income	$48,766	$38,660	$10,106	26%

Average serviced for others portfolio	$9,443,908	$9,048,124	$395,784
Investment losses, net, remained flat from 2018 to 2019.

Servicing fee income decreased $16 million in 2019, as compared to 2018, due to the lower average balances for serviced portfolio that had higher servicing fee rates. The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. The serviced for others portfolio as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$8,800,689	$5,414,116
SBNA leases	177	338
Total serviced for related parties	8,800,866	5,414,454
CCAP securitizations	259,197	611,050
Other third parties	1,353,524	2,959,929
Total serviced for third parties	1,612,721	3,570,979
Total serviced for others portfolio	$10,413,587	$8,985,433

Fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income increased in 2019 as compared 2018, primarily due to the increase in referral fee income from SBNA related to origination support services.

Total Operating Expenses

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$510,743	$482,800	$27,943	6%
Repossession expense	262,061	264,777	(2,716)	(1)%
Other operating costs	437,747	346,095	91,652	26%
Total operating expenses	$1,210,551	$1,093,672	$116,879	11%
Compensation expense increased during 2019 compared to 2018, primarily due to an increase in average number of employees period over period.
Repossession expense remained flat from 2018 to 2019.
Other operating costs increased during 2019 compared to 2018, primarily due to an increase in legal accruals in 2019.
Income Tax Expense

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$359,898	$276,342	$83,556	30%
Income before income taxes	1,354,268	1,192,268	162,000	14%
Effective tax rate	26.6%	23.2%

The effective tax rate increased from 23.2% in 2018 to 26.6% in 2019, primarily due to certain state return to provision true-ups and decrease in electric vehicle credits in 2019.

Other Comprehensive Income (Loss)

	For the Year Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$(60,208)	$(16,896)	$(43,312)	(256)%

The change in unrealized gains (losses) for 2019 as compared to 2018 was primarily driven by interest income realized into the Statement of Income in 2019. In addition, as described in Note 8 “Derivative Financial Instruments”, our cash flow hedge portfolio is in a net negative position because of the decreasing rate environment.

For information regarding the Company's analysis for the year ended December 31, 2018 to year ended December 31, 2017, refer to the Results of Operation detailed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2018 Annual Report on Form 10-K.
Credit Quality
Loans and Other Finance Receivables
Non-prime loans comprise 78% of the Company’s portfolio as of December 31, 2019. The Company records an allowance for credit losses to cover the estimate of inherent losses on retail installment contracts and other loans and receivables held for investment. Refer to Note 2 - "Finance Receivables" to these accompanying consolidated financial statements for the details on the Company’s held for investment portfolio of retail installment contracts, receivables from dealers and personal loans as of December 31, 2019 and 2018.

A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of December 31, 2019 and 2018 was as follows (dollar amounts in billions, totals may not foot due to rounding):

December 31, 2019
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.8	97%	$0.1	3%	$0.0	—%	$0.0	—%	$2.9	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.4	90%	4.9	16%
540-599	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.2	2%	0.3	3%	0.3	3%	8.3	91%	9.1	30%
600-639	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.2	4%	4.7	92%	5.1	17%
>640	<36	0.5	45%	0.1	9%	0.1	9%	0.4	36%	1.1	4%
	36+	0.1	2%	0.1	2%	0.1	2%	4.7	94%	5.0	16%
Total		$4.8	16%	$1.6	5%	$1.3	4%	$23.0	75%	$30.8	100%

December 31, 2018
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.5	96%	$0.1	4%	$—	—	$—	—	$2.6	9%
	36+	0.4	40%	0.2	20%	0.1	10%	0.3	30%	1.0	4%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.2	4%	0.3	5%	0.3	5%	4.7	86%	5.5	19%
540-599	<36	0.3	37%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	4%	7.7	92%	8.4	30%
600-639	<36	0.2	33%	0.1	17%	0.1	17%	0.2	33%	0.6	2%
	36+	0.1	2%	0.1	2%	0.1	2%	4.2	94%	4.5	16%
>640	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.1	2%	3.7	94%	4.0	14%
Total		$4.4	15%	$1.6	6%	$1.3	5%	$21.2	74%	$28.5	100%
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
Refer to Note 4 - "Credit Loss Allowance and Credit Quality" to these accompanying consolidated financial statements for the details on the retail installment contracts held for investment that were placed on nonaccrual status, as of December 31, 2019 and 2018.
Credit Loss Experience
The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the year ended December 31, 2019 and 2018.

	For the Year Ended December 31,
	2019	2018
	(Dollar amounts in thousands)
Principal outstanding at year end	$30,776,038	$28,463,236
Average principal outstanding during the period	$29,248,201	$27,263,780
Number of receivables outstanding at year end	1,810,973	1,800,081
Average number of receivables outstanding during the period	1,814,454	1,762,594
Number of repossessions (a)	285,661	287,694
Number of repossessions as a percent of average number of receivables outstanding	15.7%	16.3%
Net losses	$2,288,812	$2,313,286
Net losses as a percent of average principal amount outstanding	7.8%	8.5%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off.
There were no charge-offs on the Company’s receivables from dealers for the years ended December 31, 2019 and 2018. Net charge-offs on the finance lease receivables portfolio, totaled $769 and $1,642 for the years ended December 31, 2019 and 2018, respectively.
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
The following is a summary of deferrals on the Company’s retail installment contracts held for investment as of the dates indicated:

	December 31, 2019		December 31, 2018
	(Dollar amounts in thousands)
Never deferred	$23,830,368	77.3%	$20,212,452	71.0%
Deferred once	3,499,477	11.4%	3,690,522	13.0%
Deferred twice	1,463,503	4.8%	1,952,894	6.9%
Deferred 3 - 4 times	1,867,546	6.1%	2,516,451	8.8%
Deferred greater than 4 times	115,144	0.4%	90,917	0.3%
Total	$30,776,038		$28,463,236
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
The following is a summary of the principal balance as of December 31, 2019 and 2018 of loans that have received these modifications and concessions;

	December 31, 2019	December 31, 2018
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$1,168,358	$2,137,334
Bankruptcy-related accounts	41,756	54,373
Extension of maturity date	35,238	25,644
Interest rate reduction	61,870	54,906
Max buy rate and fair lending (b)	6,069,509	4,685,522
Other (c)	240,553	137,958
Total modified loans	$7,617,284	$7,095,737
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

Refer to Note 4 - "Credit Loss Allowance and Credit Quality" to these accompanying consolidated financial statements for the details on the Company’s recorded investment in TDRs and a summary of delinquent TDRs, as of December 31, 2019 and 2018.

The following table shows the components of the changes in the recorded investment in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Balance — beginning of year	$5,365,477	$6,328,159
New TDRs	1,275,300	2,210,872
Charge-offs	(1,555,474)	(2,022,130)
Paydowns (a)	(1,256,801)	(1,154,940)
Others	390	3,516
Balance — end of year	$3,828,892	$5,365,477
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
The table below presents the Company’s allowance ratio for TDR and non-TDR retail installment contracts as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(Dollar amounts in thousands)
TDR - Unpaid principal balance	$3,859,040	$5,378,603
TDR - Impairment	914,718	1,416,743
TDR - Allowance ratio	23.7%	26.3%

Non-TDR - Unpaid principal balance	$26,895,551	$23,054,157
Non-TDR - Allowance	2,123,878	1,819,360
Non-TDR Allowance ratio	7.9%	7.9%

Total - Unpaid principal balance	$30,754,591	$28,432,760
Total - Allowance	3,038,596	3,236,103
Total - Allowance ratio	9.9%	11.4%

The total allowance decreased from December 31, 2019 to December 31, 2018, primarily driven by lower TDR balances and better recovery rates.
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
During the year ended December 31, 2019, the Company completed on-balance sheet funding transactions totaling approximately $18.2 billion, including:
•securitizations on the Company’s SDART platform for approximately $3.2 billion;
•securitizations on the Company’s DRIVE, deeper subprime platform, for approximately $4.5 billion;
•lease securitizations on our SRT platform for approximately $3.7 billion;

•lease securitization on our PSRT platform for approximately $1.2 billion;
•private amortizing lease facilities for approximately $4.6 billion;
•securitization on the Company's SREV platform for approximately $0.9 billion.
•issuance of retained bonds on the Company's SDART platform for approximately $129.8 million; and
•issuance of a retained bond on the Company's SRT platform for approximately $60.4 million

Refer to Note 6 - "Debt" to these accompanying consolidated financial statements for the details on the Company’s total debt.
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
The Company has one credit facility with eight banks providing an aggregate commitment of $5.0 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Finance lease financing. As of December 31, 2019 there was an outstanding balance of approximately $1.1 billion on this facility in aggregate. The facility requires reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has seven credit facilities with eleven banks providing an aggregate commitment of $6.5 billion for the exclusive use of providing short-term liquidity needs to support Core and CCAP Loan financing.  As of December 31, 2019 there was an outstanding balance of approximately $3.9 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.
Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of December 31, 2019 there was an outstanding balance of $422 million under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of December 31, 2019 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	247,397	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	275,342	500,000
Promissory Note	SHUSA	500,000	500,000	242,466	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	750,000	750,000	205,479	750,000
Line of Credit	SHUSA	—	500,000	94,603	435,000
Line of Credit	SHUSA	—	3,000,000	—	—
		$5,650,000	$9,150,000

SHUSA provides the Company with $3.5 billion of committed revolving credit that can be drawn on an unsecured basis. SHUSA also provides the Company with $5.7 billion of term promissory notes with maturities ranging from May 2020 to July 2024.
Secured Structured Financings
The Company’s secured structured financings primarily consist of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and privately issues amortizing notes. The Company has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $28 billion.
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

	For the Year Ended December 31,
	2019	2018	2017
	(Dollar amounts in thousands)
Net cash provided by operating activities	$5,533,233	$6,244,869	$3,941,346
Net cash used in investing activities	(9,272,431)	(10,415,788)	(3,590,333)
Net cash provided by financing activities	3,649,801	3,339,696	(186,785)
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $0.7 billion from the year ended December 31, 2018 to the year ended December 31, 2019, mainly due to lower origination of assets held for sale.
Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $1.1 billion from the year ended December 31, 2018 to the year ended December 31, 2019, primarily due to a decrease of $1.2 billion in leased vehicles purchased.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $0.3 billion from the year ended December 31, 2018 to the year ended December 31, 2019, primarily due to the increase of proceeds from notes payable.
Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company’s contingencies and off-balance sheet arrangements, refer to Note 7 - "Variable Interest Entities" and Note 11 - "Commitments and Contingencies" in the accompanying consolidated financial statements.
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
The following table summarizes the Company’s contractual obligations as of December 31, 2019:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$16,715	$25,756	$25,379	$19,691	$87,541
Notes payable - credit facilities and related party	2,764,182	6,785,749	1,500,000	—	11,049,931
Notes payable - secured structured financings (a)	203,114	10,381,235	11,461,822	6,160,727	28,206,898
Contractual interest on debt	1,082,851	1,105,445	270,848	94,436	2,553,580
Total	$4,066,862	$18,298,185	$13,258,049	$6,274,854	$41,897,950
(a)Adjusted for unamortized costs of $65 million.

Risk Management Framework

The Company has established a Board-approved Governance Framework that outlines governance principles organized into the following sections: strategic plan; risk identification and assessment; risk appetite; delegation of authority, decision making and accountability; risk management, risk taking and risk ownership; oversight and controls; monitoring, reporting and escalation; incentive compensation; shared services; recovery and resolution planning. The Company also uses three lines of defense risk governance structure that assigns responsibility for risk management among front-line business personnel, an independent risk management function, and internal audit. The Chief Risk Officer (CRO), who reports to the CEO and to the Risk Committee of the Board and is independent of any business line, is responsible for developing and maintaining a risk framework designed to ensure that risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company. The CRO is also accountable to SHUSA’s Chief Risk Officer.

The Risk Committee is charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company’s risk profile. The Risk Committee meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the Risk Committee are individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing the Company and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance and other general business conditions. A comprehensive risk report is submitted by the CRO to the Risk Committee of the Board at least quarterly providing management’s view of the Company’s risk position.

In addition to the Board and the Risk Committee, the CEO and CRO delegate risk responsibility to management committees. These committees include the Asset Liability Committee (ALCO), the Enterprise Risk Management Committee (EMRC), the

Executive Risk Committee, the Credit Risk Committee and the Pricing Committee. The CRO is a member of each of these committees and chairs the ERMC.

Additionally, the Company has established an Enterprise Risk Management (ERM) function and implemented a Board-approved Enterprise Risk Management Framework to manage risks across the organization in a comprehensive, consistent and effective fashion, enabling the firm to achieve its strategic priorities, including its business plan, within its expressed risk appetite. Accordingly, ERM oversees the implementation of the Board-approved Enterprise Risk Appetite Framework through which ERM manages the Company’s Risk Appetite Statement, which details the type of risk and size of risk-taking activities permissible in the course of executing business strategy.

Credit Risk

The risk inherent in the Company’s loan and lease portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide factors such as changes in employment. The Company manages this risk through its underwriting, pricing and credit approval guidelines and servicing policies and practices, as well as geographic and other concentration limits.

The Company’s automated originations process is intended to reflect a disciplined approach to credit risk management. The Company’s robust historical data on both organically originated and acquired loans is used by Company to perform advanced loss forecasting. Each applicant is automatically assigned a risk score using information from Credit Bureau and credit application, placing the applicant in one of 80 pricing tiers. The Company continuously maintains and adjusts the pricing in each tier to reflect market and risk trends. In addition to the automated process, the Company maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. The Company generally tightens its underwriting requirements in times of greater economic uncertainty to compete in the market at loss and approval rates acceptable for meeting the Company’s required returns. The Company’s underwriting policy has also been adjusted to meet the requirements of the Company’s contracts such as the Chrysler Agreement. In both cases, the Company has accomplished this by adjusting risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.

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
The Company has policies in place designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of December 31, 2019, the notional value of the Company’s interest rate swap agreements was $3.9 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of December 31, 2019 the notional value of the Company’s interest rate cap agreements was $18.8 billion, under which, all notional was executed Back-to-Back.
The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of December 31, 2019, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $49 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of December 31, 2019, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $91 million.

Collateral Risk
The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the year ended December 31, 2019, approximately 89% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:
•that the Company maintain at least eight external credit providers (as of December 31, 2019, it had thirteen);
•that the Company relies on Santander and affiliates for no more than 30% of its funding (as of December 31, 2019, Santander and affiliates provided 14% of its funding);
•that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of December 31, 2019, the highest single lender’s commitment was 23% (not including repo)); and
•that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of December 31, 2019, two of the Company’s warehouse facilities are scheduled to mature in the next six or twelve months).
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
Operational Risk
The Company is exposed to operational risk loss arising from failures in the execution of our business activities. These relate to failures arising from inadequate or failed processes, failures in its people or systems, or from external events. The Company’s operational risk management program includes Third Party Risk Management, Business Continuity Management, Information

Risk Management, Information Risk Management, Fraud Risk Management, and Operational Risk Management, with key program elements covering Loss Event, Issue Management, Risk Reporting and Monitoring, and Risk Control Self-Assessment (RCSA).
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
The quantitative framework is supported by credit models that consider several credit quality indicators including, but not limited to, historical loss experience and current portfolio trends. The transition based Markov model provides data on a granular and disaggregated/segment basis as it utilizes the recently observed loan transition rates from various loan statuses to forecast future losses. Transition matrices in the Markov model are categorized based on account characteristics, such as delinquency status, TDR type (deferment, modification, etc.), internal credit risk, origination channel, months on book, thin/thick file and time since TDR event. The credit models utilized differ among the Company’s retail installment contracts, personal loans, finance leases and receivables from dealers. The credit models are adjusted by management through qualitative reserves to incorporate information reflective of the current business environment.
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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values, indicates that an impairment may exist. These circumstances could include, for example, shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular vehicle brand or model). Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2019, 2018 or 2017.

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
Other Information
Further information on risk factors can be found under Part II, Item 1A - “Risk Factors”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Consumer USA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Credit Loss Allowance on Retail Installment Contracts Held for Investment – Loss Given Default Model Assumption and Qualitative Adjustment to the Model

As described in Note 4 to the consolidated financial statements, as of December 31, 2019, management estimated a credit loss allowance on retail installment contracts held for investment of $3.0 billion. As disclosed by management, management assesses the adequacy of the credit loss allowance based upon a holistic assessment including both quantitative and qualitative considerations. Management’s quantitative framework is supported by a credit model that considers several credit quality indicators including, but not limited to, historical loss experience and current portfolio trends. In developing the allowance, management utilizes a loss emergence period assumption, a loss given default assumption applied to the recorded investment, and a probability of default assumption. The credit model is adjusted by management through qualitative reserves to incorporate information reflective of the current business environment that is not considered by the quantitative framework.

The principal considerations for our determination that performing procedures relating to the credit loss allowance on retail installment contracts held for investment – loss given default model assumption and qualitative adjustment to the model is a critical audit matter are (i) there was significant judgment and estimation by management when determining the loss given default model assumption and qualitative adjustment to the model, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the credit loss allowance; (ii) significant audit effort was necessary in performing procedures relating to the loss given default model assumption and qualitative adjustment to the model; (iii) significant auditor judgment was necessary to evaluate the audit evidence obtained related to the loss given default model assumption and qualitative adjustment to the model; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the credit loss allowance, including controls over the loss given default model assumption and qualitative adjustment to the model. These procedures also included, among others, testing management’s process for determining the credit loss allowance, including evaluation of the reasonableness of the loss given default model assumption and the qualitative adjustment and testing the completeness, accuracy, and relevance of underlying data used in the loss given default model assumption and the qualitative adjustment. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the methodology for determining the loss given default model assumption and the qualitative adjustment to the model, as well as evaluating whether the factors used to make the qualitative adjustment to the model are reasonable given current macroeconomic trends and portfolio characteristics.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 27, 2020
We have served as the Company’s auditor since 2016.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents - $41,785 and $101,334 held at affiliates, respectively	$81,848	$148,436
Finance receivables held for sale, net	1,007,105	1,068,757
Finance receivables held for investment, net	27,767,019	25,117,454
Restricted cash and cash equivalents - $27 and $341 held at affiliates, respectively	2,079,239	2,102,048
Accrued interest receivable	288,615	303,686
Leased vehicles, net	16,461,982	13,978,855
Furniture and equipment, net of accumulated depreciation of $85,347 and $72,345, respectively	59,873	61,280
Goodwill	74,056	74,056
Intangible assets, net of amortization of $52,665 and $45,324, respectively	42,772	35,195
Due from affiliates	30,841	9,654
Other assets	1,040,179	1,060,434
Total assets	$48,933,529	$43,959,855
Liabilities and Equity
Liabilities:
Total borrowings and other debt obligations - $5,652,325 and $3,503,293 from/to affiliates, respectively	39,194,141	34,883,037
Accounts payable and accrued expenses	499,326	472,321
Deferred tax liabilities, net	1,468,222	1,155,883
Due to affiliate	88,681	63,219
Other liabilities	364,539	367,037
Total liabilities	41,614,909	36,941,497
Commitments and contingencies (Notes 6 and 11)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
362,798,115 and 362,028,916 shares issued and 339,201,748 and 352,302,759 shares outstanding, respectively	3,392	3,523
Additional paid-in capital	1,173,262	1,515,572
Accumulated other comprehensive income (loss), net of taxes	(26,693)	33,515
Retained earnings	6,168,659	5,465,748
Total stockholders’ equity	7,318,620	7,018,358
Total liabilities and equity	$48,933,529	$43,959,855

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	December 31, 2019	December 31, 2018
Assets
Restricted cash and cash equivalents	$1,629,870	$1,582,158
Finance receivables held for investment, net	26,532,328	24,151,971
Leased vehicles, net	16,461,982	13,978,855
Various other assets	625,359	685,383
Total assets	$45,249,539	$40,398,367
Liabilities
Notes payable	$34,249,851	$31,949,839
Various other liabilities	188,093	122,010
Total liabilities	$34,437,944	$32,071,849
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

See notes to audited consolidated financial statements

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Interest on finance receivables and loans	$5,049,966	$4,842,564	$4,845,623
Leased vehicle income	2,764,258	2,257,719	1,788,457
Other finance and interest income	42,234	33,235	19,885
Total finance and other interest income	7,856,458	7,133,518	6,653,965
Interest expense — Including $210,098, $166,952, and $148,345 to affiliates, respectively	1,331,804	1,111,760	947,734
Leased vehicle expense	1,862,121	1,535,756	1,298,513
Net finance and other interest income	4,662,533	4,486,002	4,407,718
Provision for credit losses	2,093,749	2,205,585	2,363,811
Net finance and other interest income after provision for credit losses	2,568,784	2,280,417	2,043,907
Profit sharing	52,731	33,137	29,568
Net finance and other interest income after provision for credit losses and profit sharing	2,516,053	2,247,280	2,014,339
Investment losses, net — Including $1,139, $(20,736), and $22,900 from affiliates, respectively	(406,687)	(401,638)	(366,439)
Servicing fee income — Including $57,630, $46,832, and $24,529 from affiliates, respectively	91,334	106,840	118,341
Fees, commissions, and other — Including $25,343, $14,213, and $900 from affiliates, respectively	364,119	333,458	349,204
Total other income	48,766	38,660	101,106
Compensation expense	510,743	482,800	581,017
Repossession expense	262,061	264,777	275,704
Other operating costs — Including $9,363, $12,926, and $5,253 to affiliates, respectively	437,747	346,095	454,715
Total operating expenses	1,210,551	1,093,672	1,311,436
Income before income taxes	1,354,268	1,192,268	804,009
Income tax expense	359,898	276,342	(368,798)
Net income	$994,370	$915,926	$1,172,807

Net income	$994,370	$915,926	$1,172,807
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $(19,581), $(6,427), and $270, respectively	(60,970)	(16,896)	16,003
Unrealized gains (losses) on available-for-sale debt securities net of tax of $245, $0, and $0 respectively	762	—	—
Comprehensive income	$934,162	$899,030	$1,188,810
Net income per common share (basic)	$2.87	$2.55	$3.26
Net income per common share (diluted)	$2.86	$2.54	$3.26
Dividend declared per common share	$0.84	$0.50	$0.03
Weighted average common shares (basic)	346,992,162	359,861,764	359,613,714
Weighted average common shares (diluted)	347,507,507	360,672,417	360,292,330

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2017	358,908	$3,589	$1,657,611	$28,259	$3,549,160	$5,238,619
Cumulative-effect adjustment upon adoption of ASU 2016-09	—	—	1,439	—	25,113	26,552
Stock issued in connection with employee incentive compensation plans	1,776	18	9,086	—	—	9,104
Purchase of treasury stock	(157)	(2)	(3,768)	—	—	(3,770)
Stock based compensation expense	—	—	18,494	—	—	18,494
Dividends paid ($0.03 per share)	—	—	—	—	(10,803)	(10,803)
Tax sharing with affiliate	—	—	(1,304)	—	—	(1,304)
Net income	—	—	—	—	1,172,807	1,172,807
Other comprehensive income, net of taxes	—	—	—	16,003	—	16,003
Balance — December 31, 2017	360,527	$3,605	$1,681,558	$44,262	$4,736,277	$6,465,702
Cumulative-effect adjustment upon adoption of ASU 2018-02	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	1,250	13	5,942	—	—	5,955
Stock repurchase/Treasury stock	(9,474)	(95)	(182,465)	—	—	(182,560)
Stock based compensation expense	—	—	7,656	—	—	7,656
Dividends paid ($0.50 per share)	—	—	—	—	(180,306)	(180,306)
Tax sharing with affiliate	—	—	2,881	—	—	2,881
Net income	—	—	—	—	915,926	915,926
Other comprehensive income (loss), net of taxes	—	—	—	(16,896)	—	(16,896)
Balance — December 31, 2018	352,303	$3,523	$1,515,572	$33,515	$5,465,748	$7,018,358
Stock issued in connection with employee incentive compensation plans	769	8	1,322	—	—	1,330
Stock repurchase/Treasury stock	(13,870)	(139)	(337,828)	—	—	(337,967)
Stock based compensation expense	—	—	8,577	—	—	8,577
Dividends paid ($0.84 per share)	—	—	—	—	(291,459)	(291,459)
Tax sharing with affiliate	—	—	(14,381)	—	—	(14,381)
Available-for-sale securities, net of taxes	—	—	—	762	—	762
Net income	—	—	—	—	994,370	994,370
Other comprehensive income (loss), net of taxes	—	—	—	(60,970)	—	(60,970)
Balance — December 31, 2019	339,202	$3,392	$1,173,262	$(26,693)	$6,168,659	$7,318,620

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$994,370	$915,926	$1,172,807
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	12,899	(6,298)	(8,723)
Provision for credit losses	2,093,749	2,205,585	2,363,811
Depreciation and amortization	1,988,552	1,668,467	1,403,653
Accretion of discount	(70,046)	(158,477)	(246,038)
Originations and purchases of receivables held for sale	—	(1,852,628)	(3,624,718)
Proceeds from sales of and collections on receivables held for sale	127,984	3,143,462	3,099,258
Change in revolving personal loans, net	(360,923)	(371,716)	(329,167)
Investment losses, net	406,687	401,638	366,439
Stock-based compensation	8,577	7,656	18,494
Deferred tax expense	324,166	267,486	(360,495)
Changes in assets and liabilities:
Accrued interest receivable	(1,210)	23,053	9,947
Accounts receivable	(1,886)	10,094	82,578
Federal income tax and other taxes	(3,004)	(3,153)	(7,262)
Other assets	(16,957)	(44,842)	(88,537)
Accrued interest payable	(3,184)	9,927	2,767
Other liabilities	16,097	27,515	50,700
Due to/from affiliates	17,362	1,174	35,832
Net cash provided by operating activities	5,533,233	6,244,869	3,941,346
Cash flows from investing activities:
Originations and purchases of portfolios, and disbursements on finance receivables held for investment	(17,115,810)	(15,707,694)	(10,952,508)
Collections on finance receivables held for investment	12,312,080	10,683,915	10,113,377
Proceeds from sale of loans held for investment	—	—	135,577
Leased vehicles purchased	(8,573,425)	(9,819,357)	(6,007,775)
Manufacturer incentives received	801,966	1,111,421	888,532
Proceeds from sale of leased vehicles	3,426,687	3,327,649	2,274,238
Change in revolving personal loans, net	31,163	14,590	(18,761)
Purchases of available-for-sale securities	(85,098)	—	—
Proceeds from repayments and maturities of available-for-sale securities	6,000	—	—
Purchases of furniture and equipment	(16,358)	(10,394)	(16,556)
Sales of furniture and equipment	364	86	722
Upfront fee paid to FCA	(60,000)	—	—
Other investing activities	—	(16,004)	(7,179)
Net cash used in investing activities	(9,272,431)	(10,415,788)	(3,590,333)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs —$8,725,000, $500,000, and $7,065,000 from affiliates, respectively	46,381,994	45,538,130	41,369,032
Payments on borrowings and other debt obligations - $(6,575,000), $0, and $(4,885,577) to affiliates, respectively	(42,107,268)	(41,845,857)	(41,560,118)
Proceeds from stock option exercises, gross	4,501	10,289	15,104
Shares repurchased	(337,967)	(182,560)	—
Dividends paid	(291,459)	(180,306)	(10,803)
Net cash provided by (used in) financing activities	3,649,801	3,339,696	(186,785)

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(89,397)	(831,223)	164,228
Cash and cash equivalent and restricted cash and cash equivalents— Beginning of year	2,250,484	3,081,707	2,917,479
Cash and cash equivalents and restricted cash and cash equivalents — End of year	$2,161,087	$2,250,484	$3,081,707
Supplemental cash flow information:
Cash and cash equivalents	81,848	148,436	527,805
Restricted cash and cash equivalents	2,079,239	2,102,048	2,553,902
Total cash and cash equivalents and restricted cash and cash equivalents	$2,161,087	$2,250,484	$3,081,707

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.  Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
The Company is the holding company for SC Illinois, and its subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. The Company’s primary business is the indirect origination and servicing of retail installment contracts and leases, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, the Company sells consumer retail installment contracts through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer retail installment contracts. SAF is our primary vehicle brand, and is available as a finance option for automotive dealers across the United States.

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
As of December 31, 2019, the Company was owned approximately 72.4% by SHUSA, a subsidiary of Santander, and approximately 27.6% by other shareholders.
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

Accounting Policies

Finance Receivables
Finance receivables are comprised of retail installment contracts, purchased receivables - credit impaired, receivables from dealer, personal loans, and finance lease receivables. Finance receivables are classified as either held for sale or held for investment, depending on the Company’s intent and ability to hold the underlying contract for the foreseeable future or until maturity or payoff. Most of the Company’s retail installment contracts held for investment are pledged under its warehouse facilities or securitization transactions.
Retail Installment Contracts
Retail installment contracts consist largely of nonprime automobile finance receivables, which are acquired from dealers at a nonrefundable discount from the contractual principal amount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Retail installment contracts are primarily classified as held for investment and carried at amortized cost, net of allowance for credit losses.
The Company has elected the fair value option for certain non-performing loans acquired through the exercise of a clean-up call. Accordingly, changes in the fair value of these finance receivables, which are based upon fair value estimates (Note 15), are reported in investment gains (losses), net, in the consolidated statements of income and comprehensive income.
Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. For loans on nonaccrual status, interest income is recognized on a cash basis.

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. Payments generally are applied to interest first, then principal, then fees, regardless of a contract’s accrual status. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time.
The amortization of discounts, subvention payments from manufacturers, and other origination costs on retail installment contracts held for investment are recognized as adjustments to the yield of the related contract using the effective interest method. The Company estimates future principal prepayments specific to pools of homogenous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.1% to 11.0% as of December 31, 2019, and 5.7% to 10.8% as of December 31, 2018.
Purchased Receivables Portfolios -
Receivables portfolios purchased from other lenders or pursuant to a repurchase obligation that are purchased at amounts less than the principal amount of those receivables, resulting in a discount to par, are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, if the discount was attributable, at least in part, to the expectation that not all contractual cash flows will be received from borrowers, which did not exist at the origination of the loans. The excess of the estimated undiscounted principal, interest, and other cash flows expected to be collected over the initial investment in the acquired loans, or accretable yield, is accreted to interest income over the expected life of the loans using the effective interest rate method.
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

Receivable portfolios purchased from other lenders are considered non-credit impaired loans if they either do not have evidence of credit quality deterioration or it was not probable that the Company would not collect all contractually required payments, which will be evaluated using a number of factors including the loan’s delinquency status, borrower’s credit status, and roll rates. Accordingly, these loans will be accounted for in accordance with ASC 310 - 20. Under ASC 310-20, the difference between the loan’s principal balance, at the time of purchase, and the fair value is recognized as an adjustment of yield over the life of the loan. All other policies related to interest income, calculation of allowance for loan losses, and recognizing TDRs would be similar to retail installment contracts acquired individually and originated by the Company.
Personal Loans, Net
Personal loans, net, consists of revolving finance receivables acquired individually under terms of the Company’s agreements with certain third parties who originate and continue to service the loans.
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
Finance Receivables Held for Sale, Net
Finance receivables, which may include any of the receivables described above, that the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, including those previously designated as held for investment and subsequently identified for sale, are classified as held for sale, at origination or at the time a decision to sell is made. Finance receivables designated as held for sale are carried at the lower of cost or market, as determined on an aggregate basis. Cost, or recorded investment, includes deferred net origination fees and costs, premium or discounts, accrued interest, manufacturer subvention (if any) and any direct write-down of the investment. When loans are transferred from held for investment, the Company records charge offs as per its charge off policy. Any excess allowance is reversed through provision expense. Subsequent to the initial measurement of retail installment contracts and personal loans held for sale, market declines in the recorded investment, whether due to credit or market risk, are recorded through investment gains (losses), net of lower of cost or market adjustments.
Provision for Credit Losses
Provisions for credit losses are charged to operations in amounts sufficient to support the credit loss allowance in accordance with the Company’s estimate. The Company estimates an allowance on retail installment contracts and personal loans held for investment not classified as TDRs at a level considered adequate to cover expected net credit losses inherent in the recorded investment of that portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses. For loans classified as TDRs, impairment is generally measured based on the present value of expected future cash flows discounted at the original effective interest rate. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. Provisions for credit losses are also charged to operations for impairment on TDRs.
Retail installment contracts are charged off against the allowance in the month in which the account becomes greater than 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A net charge-off represents the difference between the estimated sales proceeds and the Company’s recorded investment in the related contract. Costs to sell the vehicle are presented in repossession expense. Accounts in repossession that have been charged off and are pending liquidation are removed from retail installment contracts and the related repossessed automobiles are included in other assets in the Company’s consolidated balance sheets.
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
Troubled Debt Restructurings
A modification of finance receivable terms is considered a troubled debt restructuring (TDR) if the Company grants a concession it would not otherwise have considered to a borrower for economic or legal reasons related to the debtor’s financial difficulties. The Company considers TDRs to include all retail installment contracts or personal revolving loans that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio - credit impaired, operating and finance leases, and loans held for sale are excluded from the scope of the applicable guidance, and none of the Company’s Dealer Loans have been modified or deferred.
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
Leased Vehicles, Net (SC as Lessor)
Most vehicles for which the Company is the lessor are classified as operating leases, as they do not meet the accounting requirements to be classified as a finance lease. The net capitalized cost of each lease is recorded as an asset and depreciated on a straight-line basis over the contractual term of the lease to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs. Over the life of the lease, the Company evaluates the adequacy of the estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes.
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
The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values, indicates that an impairment may exist. These circumstances could include, for example, shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular vehicle brand or model). Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2019, 2018, or 2017.
Finance Lease Receivables, net (SC as Lessor)
Leases classified as finance leases are accounted for as direct financing leases. Minimum lease payments plus the estimated residual value of the leased vehicle are recorded as the gross investment. The difference between the gross investment and the cost of the leased vehicle is recorded as unearned income. Direct financing leases are reported at the aggregate of gross investments, net of unearned income and allowance for lease losses. Income for direct financing leases is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.
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
Furniture and Equipment
Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization on furniture and equipment for the years ended December 31, 2019, 2018 and 2017 totaled $17,050, $18,785, and $17,682, respectively. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to operations as incurred.
Operating Leases (SC as Lessee)
Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate for a collateralized borrowing based on the duration of the lease term in determining the present value of lease payments. The lease term includes options to extend or terminate a lease when the Company considers it reasonably certain that such options will be exercised. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense for operating lease is recognized on a straight-line basis over the lease term.
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

The Company uses the hypothetical derivative method to assess hedge effectiveness of cash flow hedges on a prospective and retrospective basis. At December 31, 2019, all of the Company’s interest rate swap agreements designated as cash flow hedges are deemed to be effective hedges for accounting purposes.
The changes in the fair value of the interest rate swaps qualifying as cash flow hedges are included as a component of other comprehensive income(loss), net of estimated income taxes, as an unrealized gain or loss on cash flow hedges. These unrealized gains or losses are recognized as adjustments to income over the same period in which cash flows from the related hedged item affect earnings. The Company discontinues hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.
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

Recently Adopted Accounting Standards
Since January 1, 2019, the Company adopted the following FASB ASUs:
•In February 2016, the FASB issued ASU 2016-02, Leases. The primary effect of the ASU is to replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The Company adopted this standard using the modified retrospective method and utilized the optional transition method under which we continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative period presented.
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
Further, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We elected not to (a) use the hindsight practical expedient to determine the lease term for existing leases; and (b) recognize a lease liability and associated ROU asset for short term leases if such lease meet the definition under ASC 842. We chose not to elect the practical expedient to not separate non-lease components from lease components. The standard did not have a material impact on our consolidated statement of income or consolidated statement of cash flows.
•In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard effective January 1, 2019 and it did not have a material impact on the Company’s business, financial position or results of operations.

The adoption of the following ASUs did not have a material impact on the Company’s business, financial position or results of operations.
•ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
•ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception
•ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
•ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.
•ASU 2018-09, Codification Improvements
Recently Issued Accounting Pronouncements

•In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that measured at amortized cost. The amendment introduces a new credit reserving framework known as "Current Expected Credit Loss" (“CECL”), which replaces the incurred loss impairment framework in current GAAP with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for purchased credit deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it is under the current OTTI framework. The Company adopted the new guidance on January 1, 2020.
The Company established a cross-functional working group for implementation of this standard. Generally our implementation process included data sourcing and validation, development and validation of loss forecasting methodologies and models, including determining the length of the reasonable and supportable forecast period and selecting macroeconomic forecasting methodologies to comply with the new guidance, updating the design of our established governance, financial reporting, and internal control over financial reporting frameworks, and updating accounting policies and procedures. The status of our implementation was periodically presented to the Audit Committee and the Risk Committee. The Company completed multiple parallel model runs to test and refine its current expected credit loss models to satisfy the requirements of the new standard.
The adoption of this standard resulted in the increase in the allowance for credit losses ("ACL") for loans of approximately $2 billion and a decrease to opening retained earnings, net of income taxes, at January 1, 2020. The estimated increase is based on forecasts of expected future economic conditions and is primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios. The standard did not have a material impact on the Company's other financial instruments.

•In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted the new guidance effective January 1, 2020 and it did not have a material impact on the Company’s business, financial position or results of operations.

In addition to those described in detail above, the Company evaluated the ASU 2018-17, Consolidation (Topic 10): Targeted Improvements to Related Party Guidance for Variable Interest Entities, and it did not have a material impact on the Company’s business, financial position, results of operations or disclosures.

2. Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Retail installment contracts (a)	$27,719,221	$25,065,511
Purchased receivables - credit impaired	12,177	19,235
Receivables from dealers	12,536	14,557
Personal loans (b)	—	2,014
Finance lease receivables (Note 3)	23,085	16,137
Finance receivables held for investment, net	$27,767,019	$25,117,454
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As of December 31, 2019 and 2018, $22,353 and $13,509 of loans were recorded at fair value, respectively (Note 15).
(b) The remaining balance of personal loans, held for investment, was charged off during the quarter ended June 30, 2019.
The Company’s held for investment portfolio of retail installment contracts, receivables from dealers, and personal loans is comprised of the following at December 31, 2019 and 2018:

	December 31, 2019
	Retail Installment Contracts		Receivables from Dealers
	Non-TDR	TDR
Unpaid principal balance	$26,895,551	$3,859,040	$12,668
Credit loss allowance - specific	—	(914,718)	—
Credit loss allowance - collective	(2,123,878)	—	(132)
Discount	(67,484)	(17,167)	—
Capitalized origination costs and fees	84,961	2,916	—
Net carrying balance	$24,789,150	$2,930,071	$12,536
Allowance as a percentage of unpaid principal balance	7.9%	23.7%	1.0%
Allowance and discount as a percentage of unpaid principal balance	8.1%	24.1%	1.0%

	December 31, 2018
	Retail Installment Contracts		Receivables from Dealers	Personal Loans
	Non-TDR	TDR
Unpaid principal balance	$23,054,157	$5,378,603	$14,710	$2,637
Credit loss allowance - specific	—	(1,416,743)	—	—
Credit loss allowance - collective	(1,819,360)	—	(153)	$(761)
Discount	(172,659)	(40,333)	—	—
Capitalized origination costs and fees	77,398	4,448	—	138
Net carrying balance	$21,139,536	$3,925,975	$14,557	$2,014
Allowance as a percentage of unpaid principal balance	7.9%	26.3%	1.0%	28.9%
Allowance and discount as a percentage of unpaid principal balance	8.6%	27.1%	1.0%	28.9%

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 6). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $741,592 and $537,922 of the unpaid principal balance represented fleet contracts with commercial borrowers as of December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019 and 2018, the Company originated (including the SBNA originations program) $12,762,677 and $7,927,597, respectively, in CCAP loans which represented 56% and 46%, respectively, of the total retail installment contract originations (including the SBNA originations program).
As of December 31, 2019, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (11%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

A.Purchased receivables portfolios - credit impaired, accounted under ASC 310-30

Purchased receivables portfolios - credit impaired, which were acquired with deteriorated credit quality, is comprised of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Outstanding balance	$21,542	$30,631
Outstanding recorded investment, net of impairment	12,272	19,390
Changes in accretable yield on the Company’s purchased receivables portfolios - credit impaired for the periods indicated were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Balance — beginning of year	$18,145	$19,464	$107,041
Accretion of accretable yield	(4,007)	(8,569)	(30,129)
Disposals/transfers	—	—	(62,183)
Reclassifications from (to) nonaccretable difference (a)	11	7,250	4,735
Balance — end of year	$14,149	$18,145	$19,464
(a) Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.
B.Purchased receivables portfolios, accounted under ASC 310-20 and/or Fair Value Option

During the year ended December 31, 2019, 2018 and 2017, the company purchased financial receivables from third party lenders for $1.09 billion, $67,249 and zero, respectively. The unpaid principal balance of these loans as of the acquisition date was $1.12 billion, $74,086 and zero, respectively.

For the year ended 2019, the Company determined that majority of the acquired loans were non-credit impaired loans because they either did not have evidence of credit quality deterioration or it was not probable that the Company would not collect all contractually required payments, which was evaluated using a number of factors including the loan’s delinquency status, borrower’s credit status, and roll rates. The company elected the fair value option for $22 million of purchased loans deemed to be credit-impaired since it was determined that not all contractually required payments would be collected. Refer to Note 15 - "Fair Value of Financial Instruments" to these accompanying consolidated financial statements for additional details. Accordingly, the majority of these loans are accounted for in accordance with ASC 310-20. Under ASC 310-20, the difference between the loan's principal balance, at the time of purchase, and the fair value is recognized as an adjustment of yield over the life of the loan. All other policies related to interest income, calculation of allowance for loan losses, and recognizing TDRs would be similar to retail installment contracts and are originated by the Company.

During the years ended December 31, 2018 and 2017, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.
In addition, during the years ended December 31, 2019, 2018 and 2017 the Company recognized certain retail installment contracts with an unpaid principal balance of $74,718, $213,973 and $290,613 respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 7). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 15).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of December 31, 2019, borrowers on these dealer receivables are located in Virginia (70%) and New York (30%).
Held For Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Personal loans	$1,007,105	$1,068,757
Sales of retail installment contracts and proceeds from sales of charged-off assets for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Sales of retail installment contracts to third parties	$—	$—	$260,568
Sales of retail installment contracts to affiliates	—	2,905,922	2,583,341
Proceeds from sales of charged-off assets to third parties	55,220	55,902	93,619

3. Leases (SC as Lessor)
The Company originates operating and finance leases, which are separately accounted for and recorded on the Company’s consolidated balance sheets. Operating leases are reported as leased vehicles, net, while finance leases are included in finance receivables held for investment, net.
Operating Leases

Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Leased vehicles	$21,722,726	$18,737,338
Less: accumulated depreciation	(4,159,944)	(3,518,025)
Depreciated net capitalized cost	17,562,782	15,219,313
Manufacturer subvention payments, net of accretion	(1,177,342)	(1,307,424)
Origination fees and other costs	76,542	66,966
Net book value	$16,461,982	$13,978,855

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of December 31, 2019:

2020	$2,702,377
2021	1,700,849
2022	568,921
2023	52,910
Thereafter	—
Total	$5,025,057

Finance Leases

Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Gross investment in finance leases	$34,443	$23,809
Origination fees and other	241	152
Less: unearned income	(6,859)	(4,465)
Net investment in finance leases before allowance	27,825	19,496
Less: allowance for lease losses	(4,740)	(3,359)
Net investment in finance leases	$23,085	$16,137

The following summarizes the maturity analysis of lease payments due to the Company as lessor under finance leases as of December 31, 2019:

2020	$10,064
2021	9,059
2022	7,594
2023	5,269
Thereafter	2,457
Total	$34,443
4. Credit Loss Allowance and Credit Quality
Credit Loss Allowance
The Company estimates the allowance for credit losses on retail installment contracts (including loans acquired from third party lenders that are considered to have no credit deterioration at acquisition) and personal loans held for investment, not classified as TDRs, based on delinquency status, historical loss experience, estimated values of underlying collateral, when applicable, and various economic factors. In developing the allowance, the Company utilizes a loss emergence period assumption, a loss given default assumption applied to the recorded investment, and a probability of default assumption. The loss emergence period assumption represents the average length of time between when a loss event is first estimated to have occurred and when the account is charged-off. The recorded investment represents unpaid principal balance adjusted for unaccreted net discounts, subvention from manufacturers, and origination costs. Under this approach, the resulting allowance represents the expected net losses of recorded investment inherent in the portfolio. The Company uses a transition based Markov model for estimating the allowance for credit losses on retail installment contracts. This model utilizes the recently observed loan transition rates from various loan statuses, including delinquency and accounting statuses from performing to charge off, to forecast future losses.
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
The Company maintains a general credit loss allowance for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of December 31, 2019 and 2018, the credit loss allowance for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired.
The activity in the credit loss allowance for retail installment contracts and Dealer Loans for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31, 2019
	Retail Installment Contracts		Receivables from Dealers	Personal Loans
	Non-TDR	TDR

Balance — beginning of year	$1,819,360	$1,416,743	$153	$761
Provision for credit losses	1,774,000	317,305	(21)	1,096
Charge-offs (a)	(3,636,924)	(1,559,318)	—	(2,107)
Recoveries	2,167,442	739,988	—	250
Balance — end of year	$2,123,878	$914,718	$132	$—

	Year Ended December 31, 2018
	Retail Installment Contracts		Receivables from Dealers	Personal Loans
	Non-TDR	TDR

Balance — beginning of year	$1,540,315	$1,804,132	$164	$2,565
Provision for credit losses	1,433,977	772,448	(11)	(188)
Charge-offs (a)	(2,850,361)	(2,029,325)	—	(2,546)
Recoveries	1,695,429	869,488	—	930
Balance — end of year	$1,819,360	$1,416,743	$153	$761

	Year Ended December 31, 2017
	Retail Installment Contracts		Receivables from Dealers	Personal Loans
	Non-TDR	TDR

Balance — beginning of year	$1,799,760	$1,611,295	$724	$—
Provision for credit losses	877,771	1,475,861	(560)	10,691
Charge-offs (a)	(2,758,023)	(2,064,331)	—	(8,945)
Recoveries	1,620,807	781,307	—	819
Balance — end of year	$1,540,315	$1,804,132	$164	$2,565
(a) Charge-offs for retail installment contracts includes partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional credit loss allowance on these loans.

The Company estimates losses on the finance lease receivable portfolio based on delinquency status and loss experience to date, as well as various economic factors. The activity in the lease loss allowance for finance leases for the years ended December 31, 2019, 2018 and 2017 was as follows:

	For the Year Ended December 31,
	2019	2018	2017
Balance — beginning of year	$3,359	$5,642	$9,988
Provision for lease losses	2,151	(641)	48
Charge-offs	(4,185)	(6,545)	(11,069)
Recoveries	3,416	4,903	6,675
Balance — end of year	$4,741	$3,359	$5,642

There was no impairment activity noted for purchased receivable portfolio - credit impaired for the years ended December 31, 2019, 2018 and 2017.

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

The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $128,872 and $129,227 as of December 31, 2019 and 2018, respectively.

A summary of delinquencies as of December 31, 2019 and 2018 is as follows:

	December 31, 2019
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit impaired	Total	Percent (b)
Principal, 30-59 days past due	$2,972,495	$1,930	$2,974,425	9.7%
Delinquent principal over 59 days (a)	1,578,452	1,596	1,580,048	5.1%
Total delinquent principal	$4,550,947	$3,526	$4,554,473	14.8%

	December 31, 2018
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit impaired	Total	Percent (b)
Principal, 30-59 days past due	$3,118,869	$2,926	$3,121,795	11.0%
Delinquent principal over 59 days (a)	1,712,243	1,532	1,713,775	6.0%
Total delinquent principal	$4,831,112	$4,458	$4,835,570	17.0%

(a) Interest is generally accrued until 60 days past due in accordance with the Company’s accounting policy for retail installment contracts.
(b) Percent of unpaid principal balance of total retail installment contracts held for investment.

Within the total delinquent principle above, retail installment contracts held for investment that were placed on nonaccrual status, as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Amount	Percent (a)	Amount	Percent (a)
Non-TDR	$1,099,462	3.6%	$834,921	2.9%
TDR	516,119	1.7%	733,218	2.6%
Total nonaccrual principal	$1,615,581	5.3%	$1,568,139	5.5%
(a) Percent of unpaid principal balance of total retail installment contracts individually held for investment.

The balances in the above tables reflect total unpaid principal balance rather than recorded investment before allowance.

As of December 31, 2019 and 2018, there were no receivables from dealers that were 30 days or more delinquent. As of December 31, 2019 and 2018, there were zero retail installment contracts held for sale that were 30 days or more delinquent.
Credit Quality Indicators
FICO® Distribution — A summary of the credit risk profile of the Company’s retail installment contracts held for investment by FICO® distribution, determined at origination, as of December 31, 2019 and 2018 was as follows:

FICO® Band	December 31, 2019 (b)	December 31, 2018 (b)
Commercial (a)	2.4%	1.9%
No-FICO®s	10.0%	11.0%
<540	16.9%	19.8%
540-599	31.9%	32.9%
600-639	19.0%	18.2%
>640	19.8%	16.2%

(a)No FICO® score is obtained on loans to commercial borrowers.
(b)Percentages are based on unpaid principal balance.

Commercial Lending — The Company’s risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications as follows:

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
All the receivables from dealers, as of December 31, 2019 and December 31, 2018 were classified as “Pass.”

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs. The purchased receivables portfolio - credit impaired, operating and finance leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of December 31, 2019 and 2018 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of December 31, 2019 and 2018, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s TDRs as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	Retail Installment Contracts
Outstanding recorded investment (a)	$3,828,892	$5,365,477
Impairment	(914,718)	(1,416,743)
Outstanding recorded investment, net of impairment	$2,914,174	$3,948,734
(a) As of December 31, 2019, the outstanding recorded investment excludes $94.9 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell. As of December 31, 2018, the outstanding recorded investment excludes $90.1 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell.

A summary of the Company’s delinquent TDRs at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
	Retail Installment Contracts (a)
Principal, 30-59 days past due	$927,952	$1,265,946
Delinquent principal over 59 days	521,709	810,589
Total delinquent TDR principal	$1,449,661	$2,076,535
(a) The balances in the above table reflect total unpaid principal balance rather than net recorded investment before allowance.

Average recorded investment and interest income recognized on TDR loans are as follows:

	For the Year Ended December 31,
	2019	2018	2017
	Retail Installment Contracts
Average outstanding recorded investment in TDRs	$4,609,775	$5,970,789	$6,069,442
Interest income recognized	795,780	1,035,783	1,037,159

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
	Retail Installment Contracts
Outstanding recorded investment before TDR	$1,276,326	$2,226,775	$3,547,456
Outstanding recorded investment after TDR	1,280,025	2,236,262	3,541,968
Number of contracts (not in thousands)	74,545	132,633	204,775
A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table:

	For the Year Ended December 31,
	2019	2018	2017
	Retail Installment Contracts
Recorded investment in TDRs that subsequently defaulted (a)	$376,151	$682,348	$820,765
Number of contracts (not in thousands)	22,694	40,149	46,600
(a) For TDR modifications and TDR modifications that subsequently default, the allowance methodology remains unchanged; however, the transition rates of the TDR loans are adjusted to reflect the respective risks.

5. Goodwill and Intangibles

The Company has identified one operating segment which is also the reporting unit, Consumer Finance. Management tests goodwill for impairment annually and in interim, if an event or circumstance occurs that would “more likely than not” reduce the fair value of the reporting unit to an amount below its carrying value. The Company determines if impairment exists by estimating the fair value of the Consumer Finance reporting unit using the market capitalization method at the measurement date and comparing it to the carrying value. If the fair value is greater than the carrying value, then no goodwill impairment has occurred. The Company completed its test of goodwill for impairment as of October 1, 2019 and concluded that goodwill was not impaired. The carrying amount of goodwill for the years ended December 31, 2019 and 2018, was unchanged at $74,056. For each of the years ended December 31, 2019, 2018 and 2017, goodwill amortization of $5,463, was deductible for tax purposes.

The components of intangible assets at December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(12,400)	$—
Software and technology	3 - 7 years	62,690	(33,418)	29,272
Trademarks	3 - 15 years	20,347	(6,847)	13,500
Total		$95,437	$(52,665)	$42,772

	December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(12,400)	$—
Software and technology	3 - 7 years	47,772	(27,277)	20,495
Trademarks	3 - 15 years	20,347	(5,647)	14,700
Total		$80,519	$(45,324)	$35,195

The Company recognized impairment on intangible assets of zero during the years ended December 31, 2019, 2018 and 2017. Amortization expense on the assets was $7,950, $9,122, and $9,240 for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated future amortization expense is as follows:

2020	$12,895
2021	10,962
2022	9,015
2023	1,200
2024 and thereafter	8,700
Total	$42,772
The weighted average remaining useful life for the Company’s amortizing intangible assets was 5.4 years, 6.6 years, and 8.1 years at December 31, 2019, 2018 and 2017, respectively.

6. Debt

Total borrowings and other debt obligations as of December 31, 2019 and 2018 consists of:
	2019	2018
Notes Payable — Facilities with Third Parties	$5,399,931	$4,478,214
Notes Payable — Facilities with Santander and Related Subsidiaries (a)	5,652,325	3,503,293
Notes Payable — Secured Structured Financings	28,141,885	26,901,530
	$39,194,141	$34,883,037
Notes Payable - Credit Facilities
The following table presents information regarding the Company’s credit facilities as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	June 2021	$471,284	$500,000	3.32%	$675,426	$—
Warehouse line	March 2021	516,045	1,250,000	3.10%	734,640	1
Warehouse line (b)	October 2021	1,098,443	5,000,000	4.43%	1,898,365	1,756
Warehouse line	July 2021	500,000	500,000	3.64%	761,690	302
Warehouse line	October 2021	896,077	2,100,000	3.44%	1,748,325	7
Repurchase facility (c)	January 2020	273,655	273,655	3.80%	377,550	—
Repurchase facility (c)	March 2020	100,756	100,756	3.04%	151,710	—
Repurchase facility (c)	March 2020	47,851	47,851	3.15%	69,945	—
Warehouse line	November 2020	970,600	1,000,000	2.57%	1,353,305	—
Warehouse line	November 2020	471,320	500,000	2.69%	505,502	186
Warehouse line	June 2021	53,900	600,000	7.02%	62,601	94
Total facilities with third parties		5,399,931	11,872,262		8,339,059	2,346
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	November 2022	400,000	400,000	3.00%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note (a)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.27%	—	—
Line of credit	July 2021	—	500,000	3.86%	—	—
Line of credit	March 2022	—	3,000,000	4.96%	—	—
Total facilities with Santander and related subsidiaries		5,650,000	9,150,000		—	—
Total revolving credit facilities		$11,049,931	$21,022,262		$8,339,059	$2,346

(a)  In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of December 31, 2019 and 2018 was $2.3 million and $3.2 million, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.
(b) This line is held exclusively for financing of Chrysler Finance leases.

(c) The repurchase facilities are collateralized by securitization notes payable retained by the Company. As the borrower, we are exposed to liquidity risk due to changes in the market value of the retained securities pledged. In some instances, we place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. The maturity date for the repurchase facility trade that expires in January 2020 was extended to April 2020.

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
Notes Payable - Facilities with Third Parties
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
Promissory Notes
SHUSA provides the Company with $5,650,000 of unsecured promissory notes.

Notes Payable - Secured Structured Financings

The following table presents information regarding secured structured financings as of December 31, 2019 and 2018:

	December 31, 2019
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2015 Securitizations	August 2021 - January 2023	$334,916	$3,258,300	1.67% - 2.29%	$411,310	$94,382
2016 Securitizations	April 2022- March 2024	1,144,421	7,462,790	1.63% - 2.80%	1,560,133	248,784
2017 Securitizations	July 2022 - September 2024	2,364,177	9,296,570	1.35% - 2.52%	3,423,303	292,601
2018 Securitizations	May 2022 - April 2026	5,376,231	12,039,840	2.41% - 3.42%	7,240,151	466,069
2019 Securitizations	May 2024 - February 2027	9,588,028	11,924,720	2.08% - 3.34%	12,062,261	504,810
Public Securitizations (a)		18,807,773	43,982,220		24,697,158	1,606,646
2013 Private issuances	July 2024- September 2024	2,252,616	1,537,025	1.28%	2,143,065	303
2015 Private issuances	July 2019 (e)	19,029	500,000	1.05%	67,007	113
2016 Private issuances	September 2024	30,943	300,000	2.35%	90,352	—
2018 Private issuance	June 2022-April 2024	3,742,509	4,536,002	2.42% - 3.53%	5,292,020	10,114
2019 Private issuance	September 2022 - November 2026	3,289,015	3,524,536	2.45% - 3.90%	4,455,773	10,348
Privately issued amortizing notes (c)		9,334,112	10,397,563		12,048,217	20,878
Total secured structured financings		$28,141,885	$54,379,783		$36,745,375	$1,627,524
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company’s collateral overages of other issuances.
(c)All privately issued amortizing notes issued in 2014 and 2017 were paid in full.
(d)Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.
(e)The maturity of this securitization was extended to June 2021.

	December 31, 2018
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2014 Securitizations	January 2022 - April 2022	$246,989	$2,291,020	1.16% - 1.27%	$334,888	$65,028
2015 Securitizations	April 2021 - January 2023	1,651,411	9,054,732	1.33% - 2.29%	1,979,942	288,654
2016 Securitizations	April 2022 - March 2024	2,233,720	7,462,790	1.63% - 2.80%	2,876,141	285,300
2017 Securitizations	July 2022 - September 2024	4,385,029	9,296,570	1.35% - 2.52%	6,090,150	352,833
2018 Securitizations	May 2022 -April 2026	10,708,030	13,275,840	2.41% - 3.53%	13,631,783	549,899
Public Securitizations		19,225,179	41,380,952		24,912,904	1,541,714
2013 Private issuance	November 2020 - September 2024	1,507,241	2,044,054	1.28% - 1.38%	2,896,344	3,021
2015 Private issuances	June 2019 -September 2021	1,043,723	1,811,312	0.88% - 2.80%	350,212	2,215
2016 Private issuances	August 2020 - September 2024	454,280	2,550,000	1.93% - 2.86%	901,641	1,661
2017 Private issuances	April 2021 -September 2021	689,152	1,600,000	1.85% - 2.44%	1,037,263	5,716
2018 Private issuances	June 2022 - April 2024	3,981,955	3,300,002	2.42% - 3.17%	5,197,806	22,588
Privately issued amortizing notes		7,676,351	11,305,368		10,383,266	35,201
Total secured structured financings		$26,901,530	$52,686,320		$35,296,170	$1,576,915

Notes Payable — Secured Structured Financings
The principal and interest on secured structured financings are paid using the cash flows from the underlying retail installment contracts, loans and leases, which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying retail installment contracts, which back the notes. The final contractual maturity and weighted average interest rate (net of interest income earned on retained bonds) by year on these notes at December 31, 2019, were as follows:

Balance
2020, 2.12%	$203,114
2021, 2.91%	637,391
2022, 2.73%	9,743,844
2023, 2.94%	6,379,977
2024, 3.51%	5,081,845
Thereafter, 3.01%	6,160,727
28,206,898
Less: unamortized costs	(65,013)
Notes payable - secured structured financings	$28,141,885

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of December 31, 2019 and 2018, the Company had private issuances of notes backed by vehicle leases totaling $10,243,158 and $7,847,071, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $40,381, $38,063, and $34,510 for the years ended December 31, 2019, 2018 and 2017, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the years ended December 31, 2019, 2018 and 2017 was $882,595, $735,342 and $554,663, respectively.

7. Variable Interest Entities
The Company transfers retail installment contracts and vehicle leases into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP and the Company may or may not consolidate these VIEs on the consolidated balance sheets.
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
On-balance sheet variable interest entities
The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of December 31, 2019 and 2018, the Company was servicing $27,253,573 and $27,193,924, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the years ended December 31, 2019, 2018 and 2017, is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Assets securitized	$22,286,033	$26,650,284	$18,442,793

Net proceeds from new securitizations (a)	$17,199,821	$17,338,880	$14,126,211
Net proceeds from retained bonds	251,602	1,059,694	499,354
Cash received for servicing fees (b)	990,612	887,988	866,210
Net distributions from Trusts (b)	3,615,461	2,767,509	2,613,032
Total cash received from Trusts	$22,057,496	$22,054,071	$18,104,807

(a)Includes additional advances on existing securitizations.
(b)These amounts are not reflected in the accompanying consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.

Off-balance sheet variable interest entities

There were no sales during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company sold $2,905,922 and $2,583,341, respectively, of gross retail installment contracts to Santander in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $20,736 and $13,026, respectively. The losses were recorded in investment losses, net, in the accompanying consolidated statements of income.
As of December 31, 2019 and 2018, the Company was servicing $2,408,205 and $4,072,843, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	For the Year Ended December 31,
	2019	2018
Related party SPAIN serviced securitizations	$2,149,008	$3,461,793
Third party CCAP serviced securitizations	259,197	611,050
Total serviced for others portfolio	$2,408,205	$4,072,843
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts for the years ended December 31, 2019, 2018 and 2017, is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Receivables securitized (a)	$—	$2,905,922	$2,583,341

Net proceeds from new securitizations	$—	$2,909,794	$2,588,227
Cash received for servicing fees	34,068	43,859	35,682
Total cash received from securitization trusts	$34,068	$2,953,653	$2,623,909
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
The underlying notional amounts and aggregate fair values of these derivative financial instruments at December 31, 2019 and 2018, are as follows:

	December 31, 2019
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$2,650,000	$(36,321)	$2,807	$(39,128)
Interest rate swap agreements not designated as hedges	1,281,000	(10,267)	—	(10,267)
Interest rate cap agreements	9,379,720	62,552	62,552	—
Options for interest rate cap agreements	9,379,720	(62,552)	—	(62,552)

	December 31, 2018
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$3,933,500	$36,489	$43,967	$(7,478)
Interest rate swap agreements not designated as hedges	2,270,200	9,423	11,553	(2,130)
Interest rate cap agreements	7,741,765	128,377	128,377	—
Options for interest rate cap agreements	7,741,765	(128,377)	—	(128,377)

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
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of December 31, 2019 and 2018:

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Assets Presented in the Consolidated Balance Sheet	Collateral Received (a)	Net Amount
December 31, 2019
Interest rate swaps - third party (b)	$2,807	$(540)	$2,267
Interest rate caps - Santander and affiliates	25,330	(14,930)	10,400
Interest rate caps - third party	37,222	(26,199)	11,023
Total derivatives subject to a master netting arrangement or similar arrangement	65,359	(41,669)	23,690
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$65,359	$(41,669)	$23,690
Total financial assets	$65,359	$(41,669)	$23,690

December 31, 2018
Interest rate swaps - third party (b)	$55,520	$(23,929)	$31,591
Interest rate caps - third party	128,377	(72,830)	55,547
Total derivatives subject to a master netting arrangement or similar arrangement	183,897	(96,759)	87,138
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$183,897	$(96,759)	$87,138
Total financial assets	$183,897	$(96,759)	$87,138

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

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Liabilities Presented in the Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
December 31, 2019
Interest rate swaps - third party (b)	$49,395	$(49,395)	$—
Interest rate caps - Santander and affiliates	25,330	(25,330)	—
Interest rate caps - third party	37,222	(37,222)	—
Total derivatives subject to a master netting arrangement or similar arrangement	111,947	(111,947)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$111,947	$(111,947)	$—
Total financial liabilities	$111,947	$(111,947)	$—

December 31, 2018
Interest rate swaps - third party	$9,608	$(9,608)	$—
Interest rate caps - third party	128,377	(128,377)	—
Total derivatives subject to a master netting arrangement or similar arrangement	137,985	(137,985)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$137,985	$(137,985)	$—
Total financial liabilities	$137,985	$(137,985)	$—
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the consolidated statements of income and comprehensive income for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(43,473)	$37,079

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$13,867

	December 31, 2018
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$20,537	$37,710

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$(5,369)

	December 31, 2017
	Recognized in Earnings	Gross Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Gains (Losses) Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$112	$22,333	$6,060

Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$6,835

The Company estimates that approximately $6,456 of unrealized losses included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

9. Other Assets
Other assets were comprised as follows:

	December 31, 2019	December 31, 2018
Vehicles (a)	$341,465	$342,097
Manufacturer subvention payments receivable (b)	74,738	106,313
Upfront fee (b)	98,980	65,000
Derivative assets (third party) at fair value (c)	40,029	183,897
Derivative - collateral	147,914	150,783
Operating leases (Right-of-use-assets) (d)	57,508	—
Available-for-sale debt securities	92,246	—
Prepaids	45,644	29,080
Accounts receivable	31,524	28,511
Federal and State tax receivable	82,944	97,087
Other	27,187	57,666
Other assets	$1,040,179	$1,060,434

(a)Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.
(b)These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the Chrysler Agreement. The fee is being amortized into finance and other interest income over a ten-year term. In addition, in June 2019, in connection with the execution of the sixth amendment to the Chrysler Agreement, the Company paid $60,000 upfront fee to FCA. This fee is being amortized into finance and other interest income over the remaining term of the Chrysler Agreement.
(c)Derivative assets at fair value represent the gross amount of derivatives presented in the consolidated financial statements. Refer to Note 8 - "Derivative Financial Instruments" to these Consolidated Financial Statements for the detail of these amounts.
(d)Refer to Note 1 - "Description of Business" to these consolidated financial statements for details regarding ASU 2016-02, Leases.

Operating Leases (SC as Lessee)

The Company has entered into various operating leases, primarily for office space. Operating leases are included within other assets as operating lease ROU assets and other liabilities within our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 15 years or more. The exercise of lease renewal options is at our sole discretion. The Company does not include any of the renewal options in the lease term as it is not reasonably certain that these options will be exercised.

Supplemental information relating to these operating leases is as follows:

December 31, 2019
Operating leases-right of use assets	$57,508
Other liabilities	78,938
Weighted average lease term	6.2 years
Weighted average discount rate	3.4%

Lease expense incurred totaled $13,837, $10,192 and $10,901 for the year ended December 31, 2019, 2018 and 2017, respectively, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $16,788 during the year ended December 31, 2019.

The maturity of lease liabilities at December 31, 2019 are as follows:

2020	$16,715
2021	13,201
2022	12,555
2023	12,678
2024	12,701
Thereafter	19,691
Total	$87,541
Less: Interest	(8,603)
Present value of lease liabilities	$78,938

The remaining obligations under lease commitments required under operating leases as of December 31, 2018, prior to the date of adoption and as defined by the previous lease accounting guidance, with noncancellable lease terms at December 31, 2018 were as follows:

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

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS as of December 31, 2019:

	December 31, 2019
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$91,238	$1,007	$—	$92,246

Contractual Maturities

The contractual maturities of available-for-sale debt instruments are summarized in the following table.

	Amortized cost	Fair value
Due within one year	$—	$—
Due after one year but within 5 years	91,238	92,246
Total	$91,238	$92,246

The Company did not record any other-than-temporary impairment related to its AFS securities for the year ended December 31, 2019.

10. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2019, 2018 and 2017, were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Income before income taxes:
Domestic	$1,352,944	$1,189,612	$697,991
Foreign	1,324	2,656	106,018
Total	$1,354,268	$1,192,268	$804,009
Current income tax expense (benefit):
Federal	$12,721	$(9,702)	$(6,140)
State	23,006	18,448	(6,436)
Foreign	5	110	4,273
Total current income tax expense (benefit)	$35,732	$8,856	$(8,303)
Deferred income tax expense (benefit):
Federal	265,021	217,309	(390,637)
State	59,138	50,180	30,181
Foreign	7	(3)	(39)
Total deferred income tax expense (benefit)	324,166	267,486	(360,495)
Total income tax expense (benefit)	$359,898	$276,342	$(368,798)

In December 2015, the Company formed a wholly-owned foreign subsidiary that is licensed in Puerto Rico as an International Financial Entity (IFE) under the Government approved Act Number 273. This classification resulted in the granting of a tax decree securing a 4% fixed income tax rate and a number of non-income tax benefits for an initial period of fifteen years. In March 2019, the Puerto Rico subsidiary was granted a tax decree pursuant to Act 20-2012 (the "Export Services Act"), effective as of January 1, 2019. This grant secures a 4% fixed income tax rate and a number of non-income tax benefits for an initial period of twenty years. Additionally, the grant under the Export Services Act cancels the grant under the IFE Act effective after December 31,2018. As of December 31, 2019 and 2018, the Company has no earnings which are considered indefinitely reinvested.
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rates for the years ended December 31, 2019, 2018 and 2017, is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes — net of federal income tax benefit	4.7	4.6	2.3
Valuation allowance	0.1	0.3	—
Electric vehicle credit	(0.3)	(0.8)	(3.0)
Tax reform - deferred impact	—	—	(83.9)
Tax reform - transition tax	—	—	3.1
Other	1.1	(1.9)	0.6
Effective income tax rate	26.6%	23.2%	(45.9)%
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
During the year ended December 31, 2018, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard requires entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The company reclassified $6,149 related to stranded tax effects for the year ended December 31, 2018.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. Under the hypothetical separate company method, SC recorded a net impact of deemed affiliate activity in the amount of $(14,381), which is included in additional paid-in capital section in the accompanying consolidated balance sheets. At December 31, 2019 and 2018, the Company had a net receivable from affiliates under the tax sharing agreement of $11,010 and $734, respectively, which was included in related party taxes receivable in the consolidated balance sheet.

The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities at December 31, 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Debt issuance costs	$6,177	$5,454
Receivables	169,224	296,145
Derivatives	5,403	—
Capitalized origination costs	12,142	196
Net operating loss carryforwards	1,889,557	1,468,374
Equity-based compensation	17,334	14,727
Credit carryforwards	183,221	177,526
Other	53,466	31,392
Total gross deferred tax assets	2,336,524	1,993,814
Deferred tax liabilities:
Capitalized origination costs	—	—
Goodwill	(14,072)	(12,735)
Leased vehicles	(3,752,794)	(3,109,118)
Furniture and equipment	(14,192)	(5,702)
Derivatives	—	(13,357)
Other	(15,103)	(1,275)
Total gross deferred tax liabilities	(3,796,161)	(3,142,187)
Valuation allowance	(8,585)	(7,510)
Net deferred tax asset (liability)	$(1,468,222)	$(1,155,883)

At December 31, 2019 and 2018, the Company’s largest deferred tax liability was leased vehicles of $3,752,794 and $3,109,118, respectively. The increase in this liability is primarily due to accelerated depreciation for tax purposes.
The Company had a like-kind exchange program for the leased auto portfolio through December 31, 2017. Pursuant to the program, the Company disposed of vehicles and acquired replacement vehicles in a form whereby tax gains on disposal of eligible vehicles were deferred. To qualify for like-kind exchange treatment, the Company exchanged through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing the Company to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program resulted in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when the Company was not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles were restricted for the acquisition of replacement vehicles and other specified applications. The Tax Cuts and Jobs Act permanently eliminated the ability to exchange personal property after January 1, 2018, which resulted in the like-kind exchange program being discontinued in 2018.
The Company began generating qualified plug-in electric vehicle credits in 2013; the credit carryforwards of $176,480 will begin expiring in 2034. The Company has foreign tax credit carryforwards of $6,664, which will expire in varying amounts through 2028. The Company has work opportunity tax credit carryforwards of $76, which will expire in varying amounts through 2039.
At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits totaled $26,552 net of tax, and was recognized, as an increase, through an adjustment in beginning retained earnings. On a prospective basis, the Company recorded excess tax deficiency/(windfall), net of tax of $(1,089), $(761) and $796 in the provision for income taxes rather than as an decrease/(increase) to additional paid-in capital for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, the Company has tax-effected federal net operating loss carryforwards of $1,828,329, which may be offset against future taxable income. If not utilized in future years, $390,174 of these carryforwards will expire in varying amounts through 2037. The remaining $1,438,155 of carryforwards do not expire. The Company has tax-effected state net operating loss carryforwards of $61,228, which may be used against future taxable income. If not utilized in future years, $53,506 of these carryforwards will expire in varying amounts through 2039. The remaining $7,723 of state carryforwards do not expire.

As of December 31, 2019, the Company had recorded a valuation allowance for state tax net operating loss carryforwards and foreign tax credits for which it does not have a tax-planning strategy in place. A rollforward of the valuation allowance for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Valuation allowance, beginning of year	$7,510	$3,299	$2,501
Provision (release)	1,075	4,211	798
Valuation allowance, end of year	$8,585	$7,510	$3,299
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for each of the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits balance, January 1	$15,965	$14,746	$16,736
Additions for tax positions taken in the current year	—	—	—
Additions for tax positions of prior years	12,674	1,608	473
Reductions for tax positions of prior years	—	(203)	(589)
Reductions as a result of a lapse of the applicable statute of limitations	(1,069)	(186)	(1,874)
Settlements	—	—	—
Gross unrecognized tax benefits balance, December 31	$27,570	$15,965	$14,746

At December 31, 2019, 2018 and 2017, there were $27,440, $15,836 and $14,615, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Accrued interest and penalties associated with uncertain tax positions are recognized as a component of the income tax provision. Accrued interest and penalties of $451, $895, and $653 are included with the related tax liability line in the accompanying consolidated balance sheets as of December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, the Company believes that it is reasonably possible that a portion of the balance of the gross unrecognized tax benefits could decrease to zero in the next twelve months due to ongoing activities with various taxing jurisdictions that the Company expects may give rise to settlements or the expiration of statute of limitations. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.
The Company is subject to examination by federal and state taxing authorities. Periods subsequent to December 31, 2010 are open for audit by the IRS. The SHUSA consolidated return, of which the Company is a part through December 31, 2011, is currently under IRS examination for 2011. The Company’s separate returns for 2012, 2013 and 2014 are also under IRS examination. Periods subsequent to December 31, 2008, are open for audit by various state taxing authorities.

11. Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of December 31, 2019 and 2018, all of which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2019	December 31, 2018
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$12,132	$7,001
Agreement with Bank of America	Servicer performance fee	2,503	6,353
Agreement with CBP	Loss-sharing payments	1,429	3,708
Other Contingencies	Consumer arrangements	1,991	2,138
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	137,000	97,700
	Total commitments and contingencies	$155,055	$116,900

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $12,132 and $7,001 at December 31, 2019 and 2018, respectively, related to these obligations. The Chrysler Agreement also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $2,503 and $6,353 at December 31, 2019 and 2018, respectively, related to this obligation.
Agreement with CBP
Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $1,429 and $3,708 at December 31, 2019 and 2018, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $1,991 and $2,138 at December 31, 2019 and 2018, respectively, for other miscellaneous contingencies.
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

As of December 31, 2019, the Company has accrued aggregate legal and regulatory liabilities of $137 million. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $11.5 million as of December 31, 2019. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•Deka Lawsuit: The Company is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company’s IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that our IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. In December 2015, the Company and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification.

•Feldman Lawsuit: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants, certain of its current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s nonprime vehicle lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

•Jackie888 Lawsuit: In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit.

On March 23, 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Del. Ch., Consol. C.A. No. 11614-VCG. On January 21, 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that fully resolves all of the plaintiffs’ claims om the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action in return for defendants causing the Company to enact and implement certain corporate governance reforms and enhancements. The settlement is subject to approval by the Court.

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

Currently, such matters include, but are not limited to, the following:

•The Company received a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the subpoena and has otherwise cooperated with the DOJ with respect to this matter.

•In October 2014, May 2015, July 2015 and February 2017, the Company received subpoenas and/or Civil Investigative Demands (CIDs) from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state’s consumer protection statutes. The Company has been informed that these states serve as an executive committee on behalf of a group of 33 state Attorneys General (and the District of Columbia). The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to the Company’s underwriting, securitization, servicing and collection of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the Attorneys General with respect to this matter.

•In August 2017, the Company received a CID from the CFPB. The stated purpose of the CID is to determine whether the Company has complied with the Fair Credit Reporting Act and related regulations. The Company has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the CFPB with respect to this matter.

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company’s business, financial condition and results of operations.

•2017 Written Agreement with the Federal Reserve: In March 2017, the Company and SHUSA entered into a written agreement with the FRBB. Under the terms of the agreement, the Company is required to enhance its compliance risk management program, Board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of the Company’s management and operations.

•Mississippi Attorney General Lawsuit: In January 2017, the Attorney General of Mississippi filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that the Company engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the MCPA) and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, the Company filed motions to dismiss the lawsuit and the parties are proceeding with discovery.

•SCRA Consent Order: In February 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires the Company to pay a civil fine in the amount of $55, as well as at least $9,360 to affected servicemembers consisting of $10 per servicemember plus compensation for any lost equity (with interest) for each repossession by the Company, and $5 per servicemember for each instance where the Company sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ for the Company’s SCRA compliance for a period of five years and requires the Company to undertake certain additional remedial measures.
Agreements

•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of December 31, 2019 and 2018, the total unused credit available to customers was $3.0 billion and $3.1 billion, respectively. In 2019, the Company purchased $1.2 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In 2018, the Company purchased $1.2 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, the Company purchased $270,424 and $304,550 of receivables related to newly opened customer accounts in 2019 and 2018 respectively.
Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2019 and 2018, the Company was obligated to purchase $10,628 and $15,356, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20% of new accounts subsequently originated.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2019, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis. However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of December 31, 2019 and 2018, not subject to market price check was $39,787 and $63,975, respectively.

12. Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines of credit for the years ended December 31, 2019, 2018 and 2017 was as follows:

	For the Year Ended December 31,
	2019	2018	2017
Lines of credit agreement with Santander - New York Branch (a)	$—	$11,620	$51,735
Debt facilities with SHUSA (Note 6)	209,399	151,238	90,988
(a) Through its New York branch, Santander provided the Company with revolving credit facilities. During the year ended December 31, 2018 these facilities were terminated.
Accrued interest for affiliate lines of credit at December 31, 2019 and 2018, was as follows:

	December 31, 2019	December 31, 2018
Debt facilities with SHUSA (Note 6)	$29,326	$19,928
In 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of $384, $5,024, and $5,979 for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, the Company had $0 and $1,922 of related fees payable to Santander, respectively.

Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of
$1,874,100 and zero as of December 31, 2019 and 2018, respectively (Note 8). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $2,220 and zero as of December 31, 2019 and 2018, respectively.

Interest and mark-to-market adjustments on these derivative financial instruments totaled $315, $930 and $1,333 for the years ended December 31, 2019, 2018 and 2017, respectively.

Lease origination and servicing agreement
Servicing fee income recognized on leases serviced for SBNA totaled $9, $1,425 and $4,894 for the years ended December 31, 2019, 2018 and 2017, respectively.
Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $1,776, $3,690 and $3,381 for the years ended December 31, 2019, 2018 and 2017, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Total serviced portfolio	$277,669	$383,246
Cash collections due to owner	14,908	14,920
Servicing fees receivable	738	601
Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess CCAP dealer lending opportunities, and SBNA is required to pay the Company an origination fee and an annual renewal fee for each loan originated under the agreement. The agreement also transferred the servicing of all CCAP receivables from dealers, including receivables held by SBNA and by the Company, from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of December 31, 2019 or 2018 for such advances.
Other information related to the above transactions with SBNA is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Origination and renewal fee income from SBNA (a)	$5,682	$4,226	$3,136
Servicing fees expenses charged by SBNA (b)	295	78	97
(a) As of December 31, 2019 and 2018, the Company had origination and renewal fees receivable from SBNA of $479 and $385, respectively.
(b) As of December 31, 2019 and 2018, the Company had $5 and $19 of servicing fees payable to SBNA, respectively.
Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to

SBNA, who settles the transaction with the dealer. The Company owed SBNA $5,384 and $5,908 related to such originations as of December 31, 2019 and 2018, respectively.
The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of December 31, 2019 and 2018, the unamortized fee balance was $3,150 and $4,050, respectively. The Company recognized $900, $900 and $900 of income related to the referral fee for the years ended December 31, 2019, 2018 and 2017, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. For the years ended December 31, 2019 and 2018, the Company facilitated the purchase of $7.0 billion and $1.9 billion of retail installment contacts, respectively. The Company recognized origination/referral fee and servicing fee income of $58,148 and $15,489 for the years ended December 31, 2019 and 2018, of which $2,068 is payable and $4,875 is receivable as of December 31, 2019 and 2018, respectively.
Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement.
Other information relating to SPAIN securitization platform for the years ended December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Servicing fee income	$29,831	$35,058
Loss (Gain) on sale, excluding lower of cost or market adjustments (if any)	—	20,736
Servicing fee receivable as of December 31, 2019 and 2018 was $1,869 and $2,983, respectively. The Company had $8,180 and $15,968 of collections due to Santander as of December 31, 2019 and 2018, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint bookrunner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the years ended December 31, 2019, 2018 and 2017, totaled $3,688, $2,647 and $1,359, respectively, and are included in debt issuance costs in the accompanying consolidated financial statements.

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
Former CEO and other employee compensation
In December 2019, Scott Powell resigned as president and CEO of the Company. During the years ended December 31, 2019 and 2018, the Company accrued $3,095 and $4,033 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.

In addition, certain employees of the Company and SHUSA, provide services to each other. For the years ended December 31, 2019 and 2018, the Company owed SHUSA approximately $16,064 and $2,595, and SHUSA owed the Company approximately $5,234 and $1,222 for such services, respectively.

Other related-party transactions

•As of December 31, 2019, Jason A. Kulas and Mr. Dundon, both being former members of the Board and CEOs of the Company, each had a minority equity investment in a property in which the Company leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $5,305, $4,775 and $4,970, respectively, in lease expenses on this property. The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $176, $163 and $163, respectively, in sublease revenue on this property. Future minimum lease payments over the remainder of the seven-year term of the lease, which extends through 2026, totaled $48,478.

•The Company’s wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), has deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of December 31, 2019 and 2018, SCI had cash (including restricted cash) of $8,102 and $8,862, respectively, on deposit with Banco Santander Puerto Rico.

•The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of December 31, 2019 and 2018, the Company had a balance of $33,683 and $92,774, respectively, in these accounts.

•Beginning in 2017, the Company and SBNA entered into a Credit Card Agreement (Card Agreement) whereby SBNA will provide credit card services for travel and related business expenses for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of December 31, 2019, the activities associated with the program were insignificant.

•Beginning in 2016, the Company agreed to pay SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses of $230, $258 and 225 for the years ended December 31, 2019, 2018 and 2017, respectively.

•Effective 2017, the Company contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $2,035, $1,515 and $637 for the years ended December 31, 2019, 2018 and 2017, respectively.

•Santander Global Tech (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $334, zero and zero for the years ended December 31, 2019, 2018 and 2017, respectively.

•The Company partners with SHUSA to place Cyber Liability Insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $432, $369 and $312 for the years ended December 31, 2019, 2018 and 2017, respectively. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $754 and $708 and $607 for the years ended December 31, 2019, 2018 and 2017, respectively.

13. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2019, 2018 and 2017 was as follows:

	For the Year Ended December 31,
	2019	2018	2017
Cash paid (received) during the year for:
Interest	$1,334,988	$1,104,982	$942,551
Income taxes	13,080	9,865	1,856
Noncash investing and financing transactions:
Transfer of revolving credit facilities to secured structured financings	—	—	495,991
Adoption of lease accounting standard:
Right-of-use assets	67,300	—	—
Accrued expenses and payables	91,400	—	—

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

The calculation of diluted EPS excludes the effect of exercise or settlement of the following securities that would be anti-dilutive:
(a) Employee stock options of $24,507, $168,728 and $367,880 for the years ended December 31, 2019, 2018 and 2017, respectively; and
(b) RSUs of zero for the years ended December 31, 2019 and 2018, and $626,551 for the year ended 2017.

The following table represents EPS numbers for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
	2019	2018	2017
Earnings per common share
Net income	$994,370	$915,926	$1,172,807
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	346,992	359,862	359,614
Weighted average number of common shares outstanding (in thousands)	346,992	359,862	359,614
Earnings per common share	$2.87	$2.55	$3.26
Earnings per common share - assuming dilution
Net income	$994,370	$915,926	$1,172,807
Weighted average number of common shares outstanding (in thousands)	346,992	359,862	359,614
Effect of employee stock-based awards (in thousands)	516	810	678
Weighted average number of common shares outstanding - assuming dilution (in thousands)	347,508	360,672	360,292
Earnings per common share - assuming dilution	$2.86	$2.54	$3.26
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2019 and 2018, and the level within the fair value hierarchy:

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$81,848	$81,848	$81,848	$—	$—
Finance receivables held for investment, net (b)	27,544,162	28,133,427	—	1,009,358	27,124,069
Restricted cash and cash equivalents (a)	2,079,239	2,079,239	2,079,239	—	—
Total	$29,705,249	$30,294,514	$2,161,087	$1,009,358	$27,124,069
Liabilities:
Notes payable — facilities with third parties (c)	$5,399,931	$5,399,931	$—	$—	$5,399,931
Notes payable — secured structured financings (d)	28,141,885	28,360,948	—	18,646,326	9,714,622
Notes payable — facilities with Santander and related subsidiaries (e)	5,652,325	5,724,675	—	—	5,724,675
Total	$39,194,141	$39,485,554	$—	$18,646,326	$20,839,228

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$148,436	$148,436	$148,436	$—	$—
Finance receivables held for investment, net (b)	24,914,833	26,037,559	—	—	26,037,559
Restricted cash and cash equivalents (a)	2,102,048	2,102,048	2,102,048	—	—
Total	$27,165,317	$28,288,043	$2,250,484	$—	$26,037,559
Liabilities:
Notes payable — facilities with third parties (c)	$4,478,214	$4,478,214	$—	$—	$4,478,214
Notes payable — secured structured financings (d)	26,901,530	26,994,912	—	17,924,867	9,070,045
Notes payable — facilities with Santander and related subsidiaries (e)	3,503,293	3,438,543	—	—	3,438,543
Total	$34,883,037	$34,911,669	$—	$17,924,867	$16,986,802

(a)Cash and cash equivalents and restricted cash and cash equivalents — The carrying amount of cash and cash equivalents, including restricted cash and cash equivalents, is at an approximated fair value as the instruments mature within 90 days or less and bear interest at market rates.
(b)Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments are determined as follows:
•Retail installment contracts held for investment and purchased receivables - credit impaired — The estimated fair value for certain finance receivables at December 31, 2019 is based on the most recent purchase price and hence has classified these amounts as Level 2. The estimated fair value for the remaining finance receivables is calculated based on a DCF in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect prepayment rates, expected recovery rates, discount rates reflective of the cost of funding, and credit loss

expectations.Accordingly, these remaining retail installment contracts held for investment are classified as Level 3.
•Finance lease receivables — Finance lease receivables are carried at gross investments, net of unearned income and allowance for lease losses. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.
•Receivables from dealers and personal loans held for investment — Receivables from dealers and personal loans held for investment are carried at amortized cost, net of credit loss allowance. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements.
(c)Notes payable — facilities with third parties — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.
(d)Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market observable prices and spreads for the Company’s publicly traded debt and market observed prices of similar notes issued by the Company, or recent market transactions involving similar debt with similar credit risks, which are considered level 2 inputs. The estimated fair value of notes payable related to privately issued amortizing notes is calculated based on a combination of credit enhancement review, discounted cash flow analysis and review of market observable spreads for similar liabilities. In conducting this analysis, the Company uses significant unobservable inputs on key assumptions, including historical default rates, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations, which are considered level 3 inputs.
(e)Notes payable — facilities with Santander and related subsidiaries — The carrying amount of floating rate notes payable to a related party is estimated to approximate fair value as the facilities are subject to short-term floating interest rates that approximate rates available to the Company. The fair value premium/discount of the fixed rate promissory notes are derived from changes in the Company’s unsecured cost of funds since the time of issuance and weighted average life of these notes.
Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and the level within the fair value hierarchy:

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$37,222	$—	$37,222	$—
Due from affiliates — trading interest rate caps (a)	25,330	—	25,330	—
Other assets — cash flow hedging interest rate swaps (a)	2,807	—	2,807	—
Other assets — trading interest rate swaps (a)	—	—	—	—
Other assets — available-for-sale-debt securities (b)	92,246	—	92,246	—
Other liabilities — trading options for interest rate caps (a)	37,222	—	37,222	—
Other liabilities — cash flow hedging interest rate swaps (a)	39,128	—	39,128	—
Due to affiliates — trading options for interest rate caps (a)	25,330	—	25,330	—
Other liabilities — trading interest rate swaps (a)	10,267	—	10,267	—
Retail installment contracts (c)(d)	22,353	—	17,634	4,719

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$128,377	$—	$128,377	$—
Other assets — cash flow hedging interest rate swaps (a)	43,967	—	43,967	—
Other assets — trading interest rate swaps (a)	11,553	—	11,553	—
Other liabilities — trading options for interest rate caps (a)	128,377	—	128,377	—
Other liabilities — cash flow hedging interest rate swaps (a)	7,478	—	7,478	—
Other liabilities — trading interest rate swaps (a)	2,130	—	2,130	—
Retail installment contracts (c)(d)	13,509	—	—	13,509

(a)The valuation is determined using widely accepted valuation techniques including a DCF on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 8).
(b)The Company's available-for-sale debt securities includes U.S. Treasury securities that are valued utilizing observable market quotes. The Company obtains vendor trading platform data (actual prices) from a number of live data sources, including active market makers and interdealer brokers and therefore, classified as Level 2.
(c)For certain retail installment contracts reported in finance receivables held for investment, net, the Company has elected the fair value option. For a majority of these loans, the Company has used the most recent purchase price as the fair value and hence has classified these amounts as Level 2. The fair values of the remaining retail installment contracts are estimated using a DCF model. When estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding of debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, these remaining retail installment contracts held for investment are classified as Level 3. Changes in the fair value are recorded in investment gains (losses), net in the consolidated statement of income.
(d)The aggregate fair value of retail installment contracts in non-accrual status as of December 31, 2019 and 2018 is $9,511 and $5,126, respectively.
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	2019	2018	2017
Balance — beginning of year	$13,509	$22,124	$24,495
Additions / issuances	2,079	6,631	21,672
Net collection activities	(11,766)	(16,755)	(28,598)
Gains recognized in earnings	897	1,509	4,555
Balance — end of year	$4,719	$13,509	$22,124
The Company did not have any transfers between Levels 1 and 2 during the years ended December 31, 2019, 2018 and 2017. There were no amounts transferred into or out of Level 3 during the years ended December 31, 2019, 2018 and 2017.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2019 and 2018, and are categorized using the fair value hierarchy:

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2019
Other assets — vehicles (a)	$341,465	$—	$341,465	$—	$—
Personal loans held for sale (b)	1,007,105	—	—	1,007,105	408,700
Auto loans impaired due to bankruptcy (c)	200,504	—	200,504	—	9,106

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2018
Other assets — vehicles (a)	$342,097	$—	$342,097	$—	$—
Personal loans held for sale (b)	1,068,757	—	—	1,068,757	367,219
Retail installment contracts held for sale	—	—	—	—	15,098
Auto loans impaired due to bankruptcy (c)	189,114	—	189,114	—	18,083
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

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018:

Financial Instruments	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$4,719	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,007,105	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%
			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

Financial Instruments	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$13,509	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,068,757	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%
			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

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
Compensation expense related to 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero, zero, and $5,457 recorded for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recognized $8,577, $7,656 and $13,037 related to stock options and restricted stock units within the compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
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
A summary of the Company’s stock options and related activity as of and for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	645,376	$13.15	4.0	$3,682
Granted	—	—	—	—
Exercised	(356,183)	12.72	—	4,266
Expired	(1,480)	9.21	—	—
Forfeited	(15,456)	24.36	—	—
Others (a)	1,480	9.21	—	—
Options outstanding at December 31, 2019	273,737	13.09	3.1	$2,867
Options exercisable at December 31, 2019	243,786	12.57	2.8	$2,674
Options expected to vest at December 31, 2019	29,951	17.26	5.8	193
(a) Represents stock options that were reinstated.
A summary of the status and changes of the Company’s nonvested stock options as of and for the year ended December 31, 2019, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	87,821	$6.55
Granted	—	—
Vested	(42,414)	7.08
Forfeited	(15,456)	8.09
Non-vested at December 31, 2019	29,951	$5.01
At December 31, 2019, total unrecognized compensation expense for nonvested stock options was $72, which is expected to be recognized over a weighted average period of 0.8 years.
There were no stock options granted to employees in 2019 or 2018.
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
In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV (CRD IV) prudential rules, which require a portion of such officers’ and employees’ variable compensation to be paid in the form of equity and deferred, the Company periodically grants RSUs. Under the Plan, a portion of these RSUs vest immediately upon grant, and a portion will vest annually over the following three or five years subject to the achievement of certain performance conditions as and where applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. The Company also has granted certain directors RSUs that vest upon the earlier of the first anniversary of grant date or the first stockholder meeting following the grant date. In addition, the Company grants RSUs to certain officers and employees as part of variable compensation and vesting terms can vary depending on grant reason. Any awards granted that are not pursuant to CRD IV compliance are not subject to the one year no sale/transfer restriction. RSUs are valued based upon the fair market value on the date of the grant.

A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	698,799	$14.53	1.1	$12,292
Granted	473,325	20.46	—	—
Vested	(563,427)	16.69	—	11,882
Forfeited/canceled	(110,398)	16.34	—	—
Non-vested at December 31, 2019	498,299	$17.41	0.9	$11,645

Defined Contribution Plan— The Company sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their eligible compensation, with matching contributions of up to 100% of employee contributions. The total amount contributed by the Company in 2019, 2018 and 2017, was $14,039, $13,952, and $12,370, respectively.

17. Shareholders’ Equity
Share Repurchases and Treasury Stock
In June 2018, the Board announced purchases by the Company of up to $200 million, excluding commissions, of its outstanding common stock through June 2019.
In May 2019, the Board announced purchases by the Company of up to $400 million, excluding commissions, of its outstanding common stock through the end of the second quarter of 2019.
In June 2019, the Board announced purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020.
On January 30, 2020, the Company commenced a modified Dutch Auction tender offer to purchase up to $1 billion of shares of its common stock, at a range of between $23 and $26 per share, or such lesser number of shares of its common stock as are properly tendered and not properly withdrawn by the seller, in cash. The tender offer expires on February 27, 2020.
The following table presents information regarding repurchases of the Company’s common stock as part of publicly announced plans or programs during the year ended December 31, 2019:

$200 Million Share Repurchase Program - January 2019(a)
Total cost (including commissions paid) of shares repurchased	$17,780
Average price per share	$18.40
Number of shares repurchased	965,430

$400 Million Share Repurchase Program - May 2019 through June 2019
Total cost (including commissions paid) of shares repurchased	$86,864
Average price per share	$23.16
Number of shares repurchased	3,749,692

$1.1 Billion Share Repurchase Program - July 2019 through June 2020
Total cost (including commissions paid) of shares repurchased	$233,350
Average price per share	$25.47
Number of shares repurchased	9,155,288
(a) During the year ended December 31, 2018, the Company purchased 9,473,955 shares of its common stock under its share repurchase program at a cost of approximately $182 million  During the year ended December 31, 2019, the Company purchased 13,870,410 shares of it's common stock under its share repurchase program at a cost of approximately $338 million, excluding commissions.

Refer to Part II Item 5 - "Market for the registrant's common equity, related stockholder matters and issuer purchases of equity securities," Repurchase of Common Stock section for additional details on share repurchases.
 The Company had 23,596,367 and 9,725,957 shares of treasury stock outstanding, with a cost of $525,897 and $187,930 as of December 31, 2019 and 2018, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the year ended December 31, 2019. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Beginning balance, unrealized gains (losses)	$33,515	$44,262	$28,259
Other comprehensive income (loss) before reclassifications (gross)	(32,150)	17,802	21,962
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	(28,058)	(28,549)	(5,959)
Ending balance, unrealized gains (losses)	$(26,693)	$33,515	$44,262

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2019, 2018 and 2017 consist of the following:

		For the Year Ended December 31,
Reclassification	Income statement line item	2019	2018	2017
Cash flow hedges	Interest expense	$(37,079)	$(37,710)	$(6,060)
Tax benefit		9,021	9,161	101
Net of tax		$(28,058)	$(28,549)	$(5,959)
 Dividends
During January 2020, the Company declared a cash dividend of $0.22 per share, which was paid on February 20, 2020, to shareholders of record as of the close of business on February 10, 2020.

18. Investment Losses, Net
When the Company sells retail installment contracts, personal loans or leases to unrelated third parties or to VIEs and determines that such sale meets the applicable criteria for sale accounting, the Company recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold. The gain or loss is recorded in investment gains (losses), net. Lower of cost or market adjustments on the recorded investment of finance receivables held for sale are also recorded in investment gains (losses), net.

Investment gains (losses), net was comprised of the following for the year ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Gain (loss) on sale of loans and leases	$—	$(22,250)	$17,554
Lower of cost or market adjustments	(408,700)	(382,317)	(386,060)
Other gains, (losses and impairments), net	2,013	2,929	2,067
	$(406,687)	$(401,638)	$(366,439)

The lower of cost or market adjustments for the year ended December 31, 2019, 2018 and 2017 included $418,771, $404,651 and $451,672, in customer default activity, respectively, and net favorable adjustments of $10,071, $22,334 and $65,612, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, all of which is classified as held for sale.

19.  Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Total finance and other interest income	$1,913,387	$1,948,771	$1,989,250	$2,005,050
Net finance and other interest income	1,134,986	1,174,290	1,197,845	1,155,412
Provision for credit losses	550,879	430,676	566,849	545,345
Income (loss) before income taxes	337,267	480,031	314,694	222,276
Net income (loss)	247,503	368,267	232,538	146,062
Net income (loss) per common share (basic)	$0.70	$1.05	$0.67	$0.43
Net income (loss) per common share (diluted)	$0.70	$1.05	$0.67	$0.43

Allowance for credit losses	$3,176,250	$3,122,259	$3,116,680	$3,043,469
Finance receivables held for investment, net	25,598,716	25,838,749	26,500,359	27,767,019
Total assets	45,045,906	46,416,093	47,279,015	48,933,529
Total equity	7,158,530	7,337,261	7,345,202	7,318,620

Year Ended December 31, 2018
Total finance and other interest income	$1,679,955	$1,757,397	$1,818,748	$1,877,418
Net finance and other interest income	1,080,244	1,123,109	1,144,089	1,138,560
Provision for credit losses	510,341	406,544	597,914	690,786
Income before income taxes	302,667	449,146	296,822	143,633
Net income	244,614	335,026	231,948	104,338
Net income per common share (basic)	$0.68	$0.93	$0.64	$0.29
Net income per common share (diluted)	$0.68	$0.93	$0.64	$0.29

Allowance for credit losses	$3,320,821	$3,320,792	$3,305,186	$3,240,376
Finance receivables held for investment, net	22,551,646	24,057,164	24,839,583	25,117,454
Total assets	40,028,740	41,157,189	42,806,955	43,959,855
Total equity	6,713,532	7,033,636	7,141,215	7,018,358

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of December 31, 2019 (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

Management has completed the testing of design and operating effectiveness of the new and enhanced controls related to the following previously reported material weakness. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. Management considers the material weakness remediated:

Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to our control environment, risk assessment, control activities and monitoring:

•Management did not effectively execute a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting.
•The tone at the top was insufficient to ensure there were adequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities and to ensure corrective actions were appropriately prioritized and implemented in a timely manner.

•There was not adequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP.
•There was not an adequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or an adequate determination and prioritization of how those risks should be managed.
•There was not adequate management oversight and identification of models, spreadsheets and completeness and accuracy of data material to financial reporting.
•There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action.
•There was a lack of appropriate tone at the top in establishing an effective control owner risk and controls self-assessment process which contributed to a lack of clarity about ownership of risk assessments and control design and effectiveness. There was insufficient governance, oversight and monitoring of the credit loss allowance and accretion processes and a lack of defined roles and responsibilities in monitoring functions.

To address the material weakness, noted above, the Company has taken the following measures:

•Appointed an additional independent director to the Audit Committee of the Board with extensive experience as a financial expert in our industry to provide further experience on the committee.
•Established regular working group meetings, with appropriate oversight by management of both the Company and its parent to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.
•Hired a Chief Accounting Officer and other key personnel with significant public-company financial reporting experience and the requisite skillsets in areas important to financial reporting.
•Developed and implemented a plan to enhance its risk assessment processes, control procedures and documentation.
•Reallocated additional Company resources to improve the oversight for certain financial models.
•Increased accounting resources with qualified permanent resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to continue the remediation efforts. Improved management documentation, review controls and oversight of accounting and financial reporting activities to ensure accounting practices conform to the Company’s policies and GAAP.
•Increased accounting participation in critical governance activities to ensure an adequate assessment of risk activities which may impact financial reporting or the related internal controls.
•Completed a comprehensive review and update of all accounting policies, process descriptions and control activities.
•Developed and implemented additional documentation, controls and governance for the credit loss allowance and accretion processes.
•Conducted internal training courses over Sarbanes-Oxley regulations and the Company’s internal control over financial reporting program for Company personnel that take part and assist in the execution of the program.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019.
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

3. See the Exhibit Index immediately following this page of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of January 15, 2014, by and between Santander Consumer USA Holdings Inc., Santander Consumer USA Inc. and SC Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Amendment No. 6 to Form S-1 filed January 17, 2014; File No. 333-189807)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 6 to Form S-1 filed January 17, 2014; File No. 333-189807)
3.2	Third Amended and Restated Bylaws of Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed May 27, 2015; File No. 001-36270)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 4 to Form S-1 filed January 6, 2014; File No. 333-189807)
4.2*	Description of Santander Consumer USA Holdings Inc. Common Stock
4.3
Form of Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 4.2 to Registrant’s Amendment No. 6 to Form S-1 filed January 17, 2014; File No. 333-189807)

4.4
First Amendment, dated May 20, 2015, to the Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 27, 2015; File No. 001-36270)

4.5
Second Amendment, dated August 31, 2016, to the Shareholders Agreement, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP and Banco Santander, S.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 7, 2016; File No. 001-36270)

4.6
Third Amendment, dated August 31, 2016, to the Shareholders Agreement, dated as of January 28, 2014, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., DDFS LLC, Thomas G. Dundon, Sponsor Auto Finance Holdings Series LP, and, solely for the certain sections set forth therein, Banco Santander, S.A. 2017 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed September 7, 2016; File No. 001-36270)

4.7
Shareholders Agreement, dated as of December 31, 2011, between Santander Consumer USA Inc. and Rich Morrin (incorporated by reference to Exhibit 4.7 to Registrant’s Amendment No. 1 to Form S-1 filed November 22, 2013; File No. 333-189807)#

4.8
Form of Shareholders Agreement between Santander Consumer USA Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.11 to Registrant’s Amendment No. 3 to Form S-1 filed December 31, 2013; File No. 333-189807)#

4.9
Form of Amendment No. 1 to Shareholders Agreement, dated as of December 31, 2011, by and among Santander Consumer USA Inc., Santander Consumer USA Holdings Inc. and Management Equity Plan Participant (incorporated by reference to Exhibit 4.13 to Registrant’s Amendment No. 6 to Form S-1 filed January 17, 2014; File No. 333-189807)#

10.1
Master Private Label Financing Agreement, dated as of February 6, 2013, by and between Santander Consumer USA Inc. and Chrysler Group LLC (certain identified information has been excluded from this exhibit because it has been granted confidential treatment by the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.10 to Registrant’s Amendment No. 1 to Form S-1 filed November 22, 2013; File No. 333-189807) †

10.2
Amendment to the Master Private Label Financing Agreement, dated June 28, 2019 (certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed) 2017 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 1, 2019; File No. 001-36270)

10.3
Confidential Employment Agreement, dated August 24, 2011, by and between Santander Consumer USA Inc. and Richard Morrin (incorporated by reference to Exhibit 10.6 to Registrant’s Form S-1 filed July 3, 2013; File No. 333-189807) #

10.4	Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.8 to Registrant’s Form S-1 filed July 3, 2013; File No. 333-189807)#
10.5
Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Amendment No. 5 to Form S-1 filed January 9, 2014; File No. 333-189807) #

10.6
Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Amendment No. 7 to Form S-1 filed January 22, 2014; File No. 333-189807)#

10.7
Santander Consumer USA Holdings Inc. Omnibus Incentive Plan, as amended and restated effective as of June 16, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 17, 2016; File No. 001-36270)#

10.8
Form of Restricted Stock Unit Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K filed March 2, 2015; File No. 001-36270)#

10.9
Form of Long-Term Cash Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan 2017 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K filed March 2, 2015; File No. 001-36270)#

10.10
Form of Restricted Stock Unit Award Agreement (for Directors) under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed October 29, 2015; File No. 001-36270)#

10.11
Offer Letter, by and among Sandra Broderick and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated September 20, 2017 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 2, 2017; File No. 001-36270)#

10.12
Amended Letter Agreement, dated October 23, 2019, by and between Santander Consumer USA Holdings Inc. and Sandra Broderick (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 28, 2019; File No. 001-36270)#

10.13
Offer Letter, by and among Juan Carlos Alvarez de Soto and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated September 28, 2017 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 2, 2017; File No. 001-36270)#

10.14
Offer Letter, by and among Reza Leaali and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated January 24, 2018 (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K filed February 28, 2018; File No. 001-36270)#

10.15
Offer Letter, by and among Joshua Baer and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc., dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 2, 2018; File No. 001-36270)#

10.16
Letter Agreement, dated September 14, 2018, by and between Santander Holdings USA, Inc. and Scott Powell (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 20, 2018; File No. 001-36270)#

10.17
Form of Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K filed February 26, 2019; File No. 001-36270)#

10.18
Offer letter, dated July 23, 2019, by and among Fahmi Karam and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 24, 2019; File No. 001-36270)#

10.19
Post-Employment Agreement, effective December 9, 2019, executed by Scott Powell in favor of Santander Holdings USA, Inc. and the Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 12, 2019; File No. 001-36270)#

10.20
Offer Letter, dated February 11, 2020, by and between Santander Consumer USA Inc. and Mahesh C. Aditya (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed February 18, 2020; File No. 001-36270)#

21.1*	Subsidiaries of Santander Consumer USA Holdings Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Santander Consumer USA Holdings Inc. (Registrant)

By:	/s/ Mahesh Aditya
Name: Mahesh Aditya
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mahesh Aditya	President, Chief Executive Officer & Director	February 27, 2020
Mahesh Aditya	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	February 27, 2020
Fahmi Karam	(Principal Financial and Accounting Officer)
/s/ William Rainer	Chairman of the Board	February 27, 2020
William Rainer
/s/ Stephen A. Ferriss	Vice Chairman of the Board	February 27, 2020
Stephen A. Ferriss
/s/ Edith E. Holiday	Director	February 27, 2020
Edith E. Holiday
/s/ Homaira Akbari	Director	February 27, 2020
Homaira Akbari
/s/ Javier Maldonado	Director	February 27, 2020
Javier Maldonado
/s/ Juan Carlos Alvarez de Soto	Director	February 27, 2020
Juan Carlos Alvarez de Soto
/s/ Robert J. McCarthy	Director	February 27, 2020
Robert J. McCarthy
/s/ Victor Hill	Director	February 27, 2020
Victor Hill
/s/ William F. Muir	Director	February 27, 2020
William F. Muir