Form 10-Q
period 2020-03-31
Santander Consumer USA Holdings Inc.
filed 2020-05-01
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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
Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered	Outstanding shares at April 29, 2020
Common Stock ($0.01 par value)	SC	New York Stock Exchange	321,118,420
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
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond the Company’s control. Among the factors that could cause the Company’s actual performance to differ materially from those suggested by the forward-looking statements are:

•the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations;
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
•future changes in our relationship with SHUSA and Banco Santander that could adversely affect our operations; and
•the other factors that are described in Part I, Item IA – Risk Factors of the 2019 Annual Report on Form 10-K, and impacts of the COVID-19 outbreak on our business, financial condition, liquidity and results of operations, as noted in the Form 8-K filed with the SEC on April 10, 2020.

If one or more of the factors affecting the Company’s forward-looking information and statements renders forward-looking information or statements incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, the Company cautions the reader not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the Company’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties as new factors emerge from time to time. Management cannot assess the impact of any such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Forward-looking statements reflect the current beliefs and expectations of the Company's management and only speak as of the date of this document, and the Company undertakes no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Annual Report on Form 10-K.

ABS	Asset-backed securities
ACL	Allowance for credit loss
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
Amendment	Amendment to the Chrysler Agreement with FCA, dated June 28, 2019.
Amortized costs	Includes unpaid principal balance (UPB), net of discounts and premiums
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCAP	Chrysler Capital
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CECL	Current Expected Credit Loss, Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year master private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
COVID-19	Coronavirus disease 2019
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
EIR	Effective interest rate
ECL	Expected credit losses
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	FCA US LLC, formerly Chrysler Group LLC
FICO®	A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit
FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston

FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
PSRT	Private Santander Retail Auto Lease Trust, a lease securitization platform
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts	Includes retail installment contracts individually acquired or originated by the Company and purchased non-credit deteriorated finance receivables
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCI	Santander Consumer International Puerto Rico, LLC, a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
SREV	Santander Revolving Auto Loan Trust, a securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents - $443,123 and $41,785 held at affiliates, respectively	$501,588	$81,848
Finance receivables held for sale, net	912,126	1,007,105
Finance receivables held for investment, at amortized cost	30,829,863	30,810,487
Allowance for credit loss	(5,460,098)	(3,043,468)
Finance receivables held for investment, at amortized cost, net	25,369,765	27,767,019
Restricted cash and cash equivalents - $55 and $27 held at affiliates, respectively	1,987,004	2,079,239
Accrued interest receivable	299,035	288,615
Leased vehicles, net	16,746,907	16,461,982
Furniture and equipment, net of accumulated depreciation of $90,259 and $85,347, respectively	60,020	59,873
Goodwill	74,056	74,056
Intangible assets, net of amortization of $54,271 and $52,665, respectively	47,823	42,772
Other assets - $14,665 and $30,841 held at affiliates, respectively	1,108,607	1,071,020
Total assets	$47,106,931	$48,933,529
Liabilities and Equity
Liabilities:
Total borrowings and other debt obligations - $5,652,077 and $5,652,325 to/from affiliates, respectively	$40,216,880	$39,194,141
Accounts payable and accrued expenses - $63,044 and $63,951 held at affiliates, respectively	458,429	563,277
Deferred tax liabilities, net	940,121	1,468,222
Other liabilities - $2,622 and $24,730 held at affiliates, respectively	345,398	389,269
Total liabilities	41,960,828	41,614,909
Commitments and contingencies (Notes 5 and 10)
Equity:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
363,074,722 and 362,798,115 shares issued and 321,117,187 and 339,201,748 shares outstanding, respectively	3,211	3,392
Additional paid-in capital	707,384	1,173,262
Accumulated other comprehensive income (loss), net of taxes	(63,655)	(26,693)
Retained earnings	4,499,163	6,168,659
Total stockholders’ equity	5,146,103	7,318,620
Total liabilities and equity	$47,106,931	$48,933,529

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	March 31, 2020	December 31, 2019
Assets
Restricted cash and cash equivalents	$1,614,616	$1,629,870
Finance receivables held for investment, net	24,519,932	26,532,328
Leased vehicles, net	16,746,907	16,461,982
Various other assets	700,085	625,359
Total assets	$43,581,540	$45,249,539
Liabilities
Notes payable	$35,358,666	$34,249,851
Various other liabilities	117,024	188,093
Total liabilities	$35,475,690	$34,437,944

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2020	2019
Interest on finance receivables and loans	$1,273,819	$1,253,580
Leased vehicle income	747,979	649,560
Other finance and interest income	7,551	10,247
Total finance and other interest income	2,029,349	1,913,387
Interest expense — Including $62,770 and $44,873 to affiliates, respectively	328,834	334,382
Leased vehicle expense	552,912	444,019
Net finance and other interest income	1,147,603	1,134,986
Credit loss expense	907,887	550,879
Net finance and other interest income after credit loss expense	239,716	584,107
Profit sharing	14,295	6,968
Net finance and other interest income after credit loss expense and profit sharing	225,421	577,139
Investment losses, net — Including $3 and $0 from affiliates, respectively	(63,426)	(67,097)
Servicing fee income — Including $12,552 and $12,995 from affiliates, respectively	19,103	23,806
Fees, commissions, and other — Including $3,306 and $6,781 from affiliates, respectively	95,130	94,376
Total other income	50,807	51,085
Compensation expense	133,326	127,894
Repossession expense	57,662	70,860
Other operating costs — Including $1,097 and $933 to affiliates, respectively	91,685	92,203
Total operating expenses	282,673	290,957
Income (loss) before income taxes	(6,445)	337,267
Income tax expense	(2,458)	89,764
Net income (loss)	$(3,987)	$247,503

Net income (loss)	$(3,987)	$247,503
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges, net of tax of $(12,543), and $(6,794), respectively	(39,019)	(21,039)
Unrealized gains (losses) on available-for-sale debt securities net of tax of $661 and $(149), respectively	2,057	462
Comprehensive income (loss)	$(40,949)	$226,926
Net income per common share (basic)	$(0.01)	$0.70
Net income per common share (diluted)	$(0.01)	$0.70
Dividend declared per common share	$0.22	$0.20
Weighted average common shares (basic)	334,026,052	351,515,464
Weighted average common shares (diluted)	334,346,122	352,051,887

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance — January 1, 2019	352,303	$3,523	$1,515,572	$33,515	$5,465,748	$7,018,358
Stock issued in connection with employee incentive compensation plans	391	4	(1,715)	—	—	(1,711)
Stock-based compensation expense	—	—	5,987	—	—	5,987
Stock repurchase/Treasury stock	(965)	(10)	(17,770)	—	—	(17,780)
Dividends-Common stock, $0.20/share	—	—	—	—	(70,268)	(70,268)
Tax sharing with affiliate	—	—	(2,982)	—	—	(2,982)
Available-for-sale securities, net of taxes	—	—	—	462	—	462
Net income	—	—	—	—	247,503	247,503
Other comprehensive income (loss), net of taxes	—	—	—	(21,039)	—	(21,039)
Balance — March 31, 2019	351,729	$3,517	$1,499,092	$12,938	$5,642,983	$7,158,530

Balance — January 1, 2020	339,202	$3,392	$1,173,262	$(26,693)	$6,168,659	$7,318,620
Stock issued in connection with employee incentive compensation plans	277	3	(1,634)	—	—	(1,631)
Stock-based compensation expense	—	—	4,038	—	—	4,038
Stock repurchase/Treasury stock	(18,361)	(184)	(468,282)	—	—	(468,466)
Cumulative-effect adjustment upon adoption of CECL standard (Note 1)	—	—	—	—	(1,590,885)	(1,590,885)
Dividends-Common stock, $0.22/share	—	—	—	—	(74,624)	(74,624)
Available-for-sale securities, net of taxes	—	—	—	2,057	—	2,057
Net income (loss)	—	—	—	—	(3,987)	(3,987)
Other comprehensive income (loss), net of taxes	—	—	—	(39,019)	—	(39,019)
Balance — March 31, 2020	321,118	$3,211	$707,384	$(63,655)	$4,499,163	$5,146,103

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,987)	$247,503
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	8,923	5,162
Credit loss expense	907,887	550,879
Depreciation and amortization	578,497	472,886
Accretion of discount	(13,619)	(26,708)
Proceeds from sales of and collections on receivables held for sale	24,263	36,710
Change in revolving personal loans, net	19,012	6,523
Investment losses, net	63,426	67,097
Stock-based compensation	4,038	5,987
Deferred tax (benefit) expense	(4,798)	81,062
Changes in assets and liabilities:
Accrued interest receivable	(25,511)	16,019
Accounts receivable	(434)	(6,926)
Federal income tax and other taxes	1,422	11,911
Other assets	(18,786)	(73,162)
Accrued interest payable	(6,563)	4,051
Other liabilities	(138,654)	77,289
Net cash provided by operating activities	1,395,116	1,476,283
Cash flows from investing activities:
Originations and purchases of portfolios, and disbursements on finance receivables held for investment	(3,939,255)	(4,041,377)
Collections on finance receivables held for investment	3,294,442	3,008,780
Leased vehicles purchased	(2,030,936)	(1,975,326)
Manufacturer incentives received	170,800	227,757
Proceeds from sale of leased vehicles	941,551	875,002
Change in revolving personal loans, net	28,478	36,520
Purchases of available-for-sale securities	—	(31,410)
Purchases of furniture and equipment	(7,508)	(5,634)
Sales of furniture and equipment	1	58
Other investing activities	—	(1,335)
Net cash used in investing activities	(1,542,427)	(1,906,965)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs - $1,835,000 and $1,195,000 from affiliates, respectively	11,374,959	9,747,474
Payments on borrowings and other debt obligations - $(1,835,000) and $(1,195,000) to affiliates, respectively	(10,357,462)	(8,989,335)
Proceeds from stock option exercises, gross	409	1,032
Shares repurchased	(468,466)	(17,780)
Dividends paid	(74,624)	(70,268)
Net cash provided by (used in) financing activities	474,816	671,123

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	327,505	240,441
Cash and cash equivalent and restricted cash and cash equivalents— Beginning of year	2,161,087	2,250,484
Cash and cash equivalents and restricted cash and cash equivalents — End of year	$2,488,592	$2,490,925
Supplemental cash flow information:
Cash and cash equivalents	501,588	76,272
Restricted cash and cash equivalents	1,987,004	2,414,653
Total cash and cash equivalents and restricted cash and cash equivalents	$2,488,592	$2,490,925

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices
The Company is the holding company for SC Illinois, and its subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. The Company’s primary business is the indirect origination and servicing of retail installment contracts and leases, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, the Company sells consumer retail installment contracts through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer retail installment contracts. SAF is our primary vehicle brand, and is available as a finance option for automotive dealers across the United States.

Since May 2013, under the Chrysler Agreement with FCA, the Company has operated as FCA’s preferred provider for consumer loans, leases and dealer loans and provides services to FCA customers and dealers under the CCAP brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. In 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it provides other consumer finance products.
The Company is taking numerous proactive steps to mitigate the negative financial and operational impacts of COVID-19. Business contingency plans have been implemented and will continue to be adjusted in response to the evolving global situation.
As of March 31, 2020, the Company was owned approximately 76.5% by SHUSA, a subsidiary of Santander, and approximately 23.5% by other shareholders.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including certain Trusts, which are considered VIEs. The Company also consolidates other VIEs for which it was deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the 2019 Annual Report on Form 10-K.
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities, as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include the determination of credit loss allowance, discount accretion, impairment, fair value, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

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

Recently Adopted Accounting Standards
Since January 1, 2020, the Company adopted the following FASB ASUs:

•Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are measured at amortized cost. The amendment introduces a new credit reserving framework known as "Current Expected Credit Loss" (“CECL”), which replaces the incurred loss impairment framework in prior GAAP with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for purchased credit deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it is under the prior OTTI framework. The Company adopted the new guidance on January 1, 2020, on a modified retrospective basis, which resulted in the increase in the ACL of approximately $2.1 billion, a decrease to opening retained earnings of approximately $1.6 billion and a decrease in deferred tax liabilities, net of approximately $0.5 billion , at January 1, 2020. The estimated increase was based on forecasts of expected future economic conditions and was primarily driven by the fact that the allowance now covers expected lifetime credit losses of the loan portfolios. The standard did not have a material impact on the Company's other financial instruments.
•In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients to reduce the costs and complexity associated with the high volume of contractual modifications expected in the transition away from LIBOR as the benchmark rate in contracts and hedges. These optional expedients allow entities to negate many of the accounting impacts of modifying contracts and hedging relationships necessitated by reference rate reform, allowing them to generally maintain the accounting as if a change had not occurred. The Company adopted this standard during the three months ended March 31, 2020, and will electt the practical expedients relative to Company’s contracts and hedging relationship modified as a result of reference rate reform through December 31, 2022. These practical expedients did not have a material impact on the Company’s business, financial position, results of operations, or disclosures.
•In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general tax accounting principles and simplifying other specific tax scenarios. The Company early adopted this update as of January 1, 2020, and did not have any material impact to the Company’s business, financial position, results of operations, or disclosures.
The adoption of the following ASUs did not have a material impact on the Company’s business, financial position or results of operations.
•ASU 2018-17, Consolidation (Topic 10): Targeted Improvements to Related Party Guidance for Variable Interest Entities
•ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement

Accounting Policies
There have been no material changes (except as disclosed below) in the Company's accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the 2019 Annual Report on Form 10-K.
The change in the following policy is as a result of the Company's adoption of CECL standard, on January 1, 2020.
•Investment securities

Debt securities expected to be held for an indefinite period of time are classified as AFS and recorded on the balance sheet at fair value. If the fair value of an AFS debt security declines below its amortized cost basis and the Company does not have the intention or requirement to sell the security before it recovers its amortized cost basis, declines due to credit factors will be recorded in earnings through the ACL for debt securities, and declines due to non-credit factors will be recorded in AOCI, net of taxes. Subsequent to recognition of a credit loss, improvements to the expectation of collectability will be reversed through the ACL for debt securities. If the Company has the intention or requirement to sell the security, the Company will record its fair value changes in earnings as a direct write down to the security. Increases in fair value above amortized cost basis are recorded in AOCI, net of taxes.
The Company conducts an impairment assessment quarterly on all AFS securities with a fair value that is less than their amortized cost basis to determine whether the loss is due to credit factors. Securities for which management expects risk of nonpayment of the amortized costs basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, since these entities have a long history of no defaults and the highest credit ratings issued by rating agencies. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and by the recording of a valuation reserve. The non-credit component is recorded within AOCI.
•Purchased Credit Deteriorated or PCD loans
Loans that at acquisition the Company deems to have more than insignificant deterioration in credit quality since origination (i.e., Purchased Credit Deteriorated or PCD loans) require the recognition of an allowance for credit losses at purchase. The allowance for credit losses is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The allowance for credit losses is calculated using the same methodology as originated loans, as described below. Alternatively, the Company can elect the fair value option at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under a FVO.
•Credit Loss Expense and Allowance for Credit losses
General
Credit loss expenses are charged to operations in amounts sufficient to maintain the ACL at levels considered adequate to cover expected credit losses in the Company’s retail installment contracts. The allowance for expected credit losses on retail installment contracts is measured based on a lifetime expected loss model, which means that it is not necessary for a loss event to occur before a credit loss is recognized. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Management's evaluation takes into consideration the risks in the portfolio, past loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.
The Company measures expected losses of all components on an amortized cost basis. For all loans except TDRs, the Company has elected to exclude accrued interest receivable balances from the measurement of expected credit losses because it applies a nonaccrual policy that results in the timely write off of accrued interest.
Methodology

The Company uses several methodologies for the measurement of ACL. The ACL is made up of a quantitative and a qualitative component. To determine the quantitative component, the Company generally uses a DCF approach for determining ACL for TDRs and other individually assessed loans, and a non-DCF approach for other loans. Expected credit losses are estimated on an individual basis only if the individual asset or exposure does not share similar risk attributes with other financial assets or exposures, including when an asset is treated as a collateral dependent asset.

The ACL estimate includes significant assumptions including the reasonable and supportable economic forecast period, which considers the availability of forward-looking scenarios and their respective time horizons, as well as the reversion method to historical losses. This method results in a single, quantitatively consistent credit model across the entire projection period as the macroeconomic effects in the historical data are controlled for the estimate of the long-run loss level.

Models

The Company uses a statistical methodology based on an ECL approach that focuses on forecasting the ECL components (i.e., probability of default, payoff, loss given default and exposure at default) on a loan level basis to estimate the expected future life time losses. The individual loan balances used in the models are measured on an amortized cost basis.
•In calculating the probability of default and payoff, the Company developed model forecasts, which consider variables such as delinquency status, loan tenor and other credit quality indicators.
•The loss given default component forecasts the extent of losses given that a default has occurred and considers variables such as collateral, loan-to-value and other credit quality indicators.
•The exposure at default component captures the effects of expected partial prepayments and underpayments that are expected to occur during the forecast period and considers variable such as loan-to-value, collateral and other credit quality indicators.

The above ECL components are used to compute an ACL based on the weighted average of the results of the macroeconomic scenarios. The weighting of these scenarios is governed and approved quarterly by management through established committee governance. These ECL components are inputs to both the Company’s DCF approach for TDR and individually assessed loans, and non-DCF approach for other loans.
When using a non-DCF method to measure the ACL, the Company measures ECL over the asset’s contractual term, adjusted for (a) expected prepayments; (b) expected extensions associated with assets for which management has a reasonable expectation at the reporting date that it will execute a TDR with the borrower; and (c) expected extensions or renewal options (excluding those that are accounted for as derivatives) included in the original or modified contract at the reporting date that are not unconditionally cancellable by the entity.
DCF approaches
A DCF method measures expected credit losses by forecasting expected future principal and interest cash flows and discounting them using the financial asset’s EIR. The ACL reflects the difference between the amortized cost basis (including accrued interest) and the present value of the expected cash flows. When using a DCF method to measure the ACL, the period of exposure is determined as a function of the Company’s expectations of the timing of principal and interest payments. The Company considers estimated prepayments in the future principal and interest cash flows when utilizing a DCF Method. The Company generally uses a DCF approach for TDRs.
Collateral- Dependent Assets
A loan is considered a Collateral Dependent Financial Asset when (a) the Company determines foreclosure is probable or (b) the borrower is experiencing financial difficulty and the Company expects repayment to be provided substantially through the operation or sale of the collateral. For all collateral dependent loans such as certain bankruptcy modifications, the Company measures the ACL as the difference between the loan’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell if repayment of the asset depends on the sale of the collateral. If repayment or satisfaction of the loan is dependent only on the operation, rather than the sale, of the collateral, the measure of credit losses does not incorporate estimated costs to sell. The collateral dependent loan is written down (i.e. charged off) to the fair value of the collateral adjusted for costs to sell (if repayment from sale is expected.) Any subsequent increase or decrease in the collateral’s fair value less cost to sell is recognized as an adjustment to the related loan’s ACL.
Negative allowance
Negative allowance is defined as the amount of future recovery expected for accounts that have already been charged-off. The Company performs an analysis of the actual historical recovery values to determine the pattern of recovery and expected rate of recovery over a given historic period, and uses the results of this analysis to determine negative allowance. Negative allowance reduces the ACL.
Qualitative Reserve
Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains a qualitative reserve as a component of the ACL to recognize the existence of these exposures. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in deriving the quantitative component of the allowance, as well as potential variability in estimates.

The qualitative adjustment is also established in consideration of several factors such as inherent delays in obtaining information regarding a customer's financial condition or changes in its unique business conditions and the interpretation of economic trends. This analysis is conducted at least quarterly, and the Company revises the qualitative component of the allowance when necessary in order to address improving or deteriorating credit quality trends or specific risks associated with loan pool classification, not otherwise captured in the quantitative models.

Governance

A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in delinquency, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions, trends and forecasts. Risk factors are continuously reviewed and revised by management when conditions warrant.

The Company's reserves are principally based on various models subject to the Company's model risk management framework. New models are approved by the Company's Model Risk Management Committee. Models, inputs and documentation are further reviewed and validated at least annually, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its ACL Committee. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

Changes in the assumptions used in these estimates could have a direct material impact on the credit loss expense in the Consolidated Statements of Operations and in the allowance for credit losses. The loan portfolio represents the largest asset on the Consolidated Balance Sheets. The Company’s models incorporate a variety of assumptions based on historical experience, current conditions and forecasts. Management also applies its judgement in evaluating the appropriateness of the allowance. Material change to the ACL might be necessary if prevailing conditions differ materially from the assumptions and estimates utilized in calculating the ACL.

2. Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Retail installment contracts, net (a)	$25,322,609	$27,719,221
Purchased receivables - credit deteriorated	10,872	12,177
Receivables from dealers	12,366	12,536
Finance lease receivables (Note 3)	23,918	23,085
Finance receivables held for investment, net	$25,369,765	$27,767,019
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net. As of March 31, 2020 and December 31, 2019, $15,307 and $22,353 of loans were recorded at fair value, respectively (Note 13).
The Company’s held for investment portfolio of retail installment contracts is comprised of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$27,261,964	$3,459,695
ACL	(4,482,663)	(973,236)
Discount	(21,542)	(13,109)
Capitalized origination costs and fees	89,108	2,392
Net carrying balance	$22,846,867	$2,475,742
ACL as a percentage of unpaid principal balance	16.4%	28.1%
ACL and discount as a percentage of unpaid principal balance	16.5%	28.5%

	December 31, 2019
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$26,895,551	$3,859,040
Credit loss allowance - specific	—	(914,718)
Credit loss allowance - collective	(2,123,878)	—
Discount	(67,484)	(17,167)
Capitalized origination costs and fees	84,961	2,916
Net carrying balance	$24,789,150	$2,930,071
Allowance as a percentage of unpaid principal balance	7.9%	23.7%
Allowance and discount as a percentage of unpaid principal balance	8.1%	24.1%

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 5). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $781,871 and $741,592 of the unpaid principal balance represented fleet contracts with commercial borrowers as of March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020 and 2019, the Company originated (including the SBNA originations program) $2,621,828 and $2,442,582, respectively, in CCAP loans which represented 53% and 61%, respectively, of the total retail installment contract originations (including the SBNA originations program).
As of March 31, 2020, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (11%), California (9%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

During the three months ended March 31, 2020 and March 2019, the Company did not acquire any vehicle loan portfolios from third party lenders.

During the three months ended March 31, 2020 and 2019 the Company recognized certain retail installment contracts with an unpaid principal balance of $76,878 and zero respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 13).
Receivable from Dealers

The receivables from dealers held for investment are all Chrysler Agreement-related. As of March 31, 2020, borrowers on these dealer receivables are located in Virginia (70%) and New York (30%).
Held For Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Personal loans	$912,126	$1,007,105
Sales of retail installment contracts and proceeds from sales of charged-off assets for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Proceeds from sales of charged-off assets to third parties	20,875	20,225

3. Leases (SC as Lessor)
The Company originates operating and finance leases, which are separately accounted for and recorded on the Company’s condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while finance leases are included in finance receivables held for investment, net.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Leased vehicles	$22,152,579	$21,722,726
Less: accumulated depreciation	(4,334,946)	(4,159,944)
Depreciated net capitalized cost	17,817,633	17,562,782
Manufacturer subvention payments, net of accretion	(1,144,927)	(1,177,342)
Origination fees and other costs	74,201	76,542
Net book value	$16,746,907	$16,461,982

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of March 31, 2020:

Remainder of 2020	$2,141,841
2021	1,963,561
2022	829,750
2023	144,756
2024	154
Thereafter	—
Total	$5,080,062

Finance Leases

Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Gross investment in finance leases	$34,803	$34,443
Origination fees and other	277	241
Less: unearned income	(7,093)	(6,859)
Net investment in finance leases before allowance	27,987	27,825
Less: allowance for lease losses (a)	(4,069)	(4,740)
Net investment in finance leases	$23,918	$23,085
(a) The impact of day 1 - Adjustment to allowance for adoption of CECL standard was insignificant.

The following summarizes the maturity analysis of lease payments due to the Company as lessor under finance leases as of March 31, 2020:

Remainder of 2020	$7,886
2021	9,574
2022	8,175
2023	5,823
2024	3,160
Thereafter	185
Total	$34,803

4. Credit Loss Allowance and Credit Quality
Credit Loss Allowance
During the three months ended March 31, 2020, the Company changed the model used for estimating the ACL on retail installment contracts from incurred loss model to an expected lifetime loss model, as a result of the Company's adoption of the CECL standard on January 1, 2020.
The Company maintains an ACL on the retail installment contracts (including loans acquired from third party lenders that are considered to have no credit deterioration at acquisition) held for investment, excluding those loans measured at fair value in accordance with applicable accounting standards. The Company maintains an expected ACL for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of March 31, 2020 and 2019, the ACL for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired. The Company estimates losses on the finance lease receivable portfolio based on delinquency status, loss experience to date, future expectation of losses as well as various economic factors.
Retail installment contracts
The activity in the ACL for the retail installment contracts for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31, 2020
	Retail Installment Contracts
	Non-TDR	TDR

Balance — beginning of year	$2,123,878	$914,718
Day 1 - Adjustment to allowance for adoption of CECL standard	2,030,473	71,833
Credit loss expense	757,193	150,850
Charge-offs (a)	(899,550)	(289,567)
Recoveries	470,669	125,402
Balance — end of period	$4,482,663	$973,236

	Three Months Ended March 31, 2019
	Retail Installment Contracts
	Non-TDR	TDR

Balance — beginning of year	$1,819,360	$1,416,743
Credit loss expense	446,488	104,613
Charge-offs (a)	(927,457)	(466,637)
Recoveries	552,960	225,930
Balance — end of period	$1,891,351	$1,280,649
(a) Charge-offs for retail installment contracts includes partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional ACL on these loans.

The credit risk in the Company’s loan portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide factors. In general, there is an inverse relationship between credit quality of loans and projections of impairment losses so that loans with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing strategies, credit policy standards, and servicing guidelines and practices, as well as the application of geographic and other concentration limits.

The Company estimates lifetime expected losses based on prospective information as well as account level models based on historical data. Unemployment, housing price index, and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the probability of default). The used vehicle index is also used to estimate the loss in the event of default.

The Company has determined the reasonable and supportable period to be three years at which time the economic forecasts generally tend to revert to historical averages. The Company utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data. The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustment for the macroeconomic uncertainty. The scenarios are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through established committee governance, as inputs to the estimate.

To capture potential additional default risk as well as potential decreases in used car prices resulting from COVID-19, for the three months ended March 31, 2020, the Company adjusted the ACL using an additional outbreak specific economic forecast that considered a V-shaped economic recovery of COVID-19.

The Company’s allowance for credit losses increased $2.4 billion for the three months ended March 31, 2020. The primary drivers were an approximately $2.1 billion increase at CECL adoption on January 1, 2020, driven mainly by the addition of lifetime expected credit losses for non-TDR loans, and approximately $0.3 billion, net due to business drivers during the first quarter of 2020, which includes approximately $0.4 billion of additional reserves specific to COVID-19 risk, partially offset by decline in balances.

Other portfolios

The ACL for the period end and its activity for Dealer Loans, Finance Lease receivable portfolio, and Purchased receivable portfolio - credit deteriorated, for the three months ended March 31, 2020 and 2019, is insignificant.

For personal loans, the activity in the ACL was insignificant for the three months ended 2019. The remaining balance of personal loans, held for investment, was charged off during the quarter ended June 30, 2019.

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

A summary of delinquencies as of March 31, 2020, and December 31, 2019 is as follows:

	March 31, 2020
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit deteriorated	Total	Percent
Amortized cost, 30-59 days past due	2,565,268	1,872	2,567,140	8.3%
Amortized cost over 59 days	1,418,857	1,008	1,419,865	4.6%
Total delinquent balance at amortized cost (a)	$3,984,125	$2,880	$3,987,005	12.9%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $52,300.

	December 31, 2019
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit impaired	Total	Percent
Principal, 30-59 days past due	2,972,495	1,930	2,974,425	9.7%
Delinquent principal over 59 days	1,578,452	1,596	1,580,048	5.1%
Total delinquent principal (a)	$4,550,947	$3,526	$4,554,473	14.8%
(a) The table includes balances based on UPB. Difference between amortized cost and UPB was not material.

As of March 31, 2020 and December 31, 2019, there were no receivables from dealers that were 30 days or more delinquent. The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $110,854 and $128,872 as of March 31, 2020 and December 31, 2019, respectively.

Non-Accrual Loans for Retail Installment Contracts

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss for retail installment contracts is as follows:

	March 31, 2020
	Non-accrual loans	Non-accrual loans with no allowance (a)	Interest income recognized on nonaccrual loans	Non-accrual loans as a percent of total amortized cost
Non-TDR	$1,054,039	$142,511	$24,681	3.4%
TDR	421,341	51,575	13,429	1.4%
Total non-accrual loans	$1,475,380	$194,086	$38,110	4.8%
(a) These represent loans for which a bankruptcy notice was received, and have been partially write-down to the collateral value less estimated costs to sell. Accordingly, there is no additional ACL on these loans.

	December 31, 2019
	Amount	Percent
Non-TDR	$1,099,462	3.6%
TDR	516,119	1.7%
Total nonaccrual principal (a)	$1,615,581	5.3%
(a) The table includes balances based on UPB. Difference between amortized cost and UPB was not material.

Credit Quality Indicators
FICO® Distribution (determined at origination) — Amortized Cost Basis (in millions) by Origination Year for Retail Installment Contacts

								Total
March 31, 2020	2020 (b)	2019	2018	2017	2016	2015	Prior	Amount	%
No-FICO®s	508	1,681	784	813	446	296	88	4,616	15.0%
<540	552	1,799	1,244	650	399	309	188	5,141	16.7%
540-599	1,136	3,982	2,405	974	649	455	212	9,813	31.9%
600-639	694	2,529	1,392	491	362	231	119	5,818	18.9%
>640	837	2,271	1,176	404	340	258	105	5,391	17.5%
Total (c)	$3,727	$12,262	$7,001	$3,332	$2,196	$1,549	$712	$30,779	100.0%
(a) No FICO® score is obtained on loans to commercial borrowers.
(b) Represents three months ended March 31, 2020
(c) The amount of accrued interest excluded from the disclosed amortized cost table is $299 million.

FICO® Band	December 31, 2019 (b)
No-FICO®s	12.4%
<540	16.9%
540-599	31.9%
600-639	19.0%
>640	19.8%
(a) No FICO® score is obtained on loans to commercial borrowers.
(b) Percentages are based on UPB. Difference between amortized cost and UPB was not material.

Commercial Lending — The Company’s risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications. All the receivables from dealers, as of March 31, 2020 and December 31, 2019 were classified as “Pass.”
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. The purchased receivables portfolio - credit deteriorated, operating and finance leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of March 31, 2020 and December 31, 2019 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of March 31, 2020 and December 31, 2019, there were no receivables from dealers classified as a TDR.
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. For loans on nonaccrual status, interest income is recognized on a cash basis, and the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The recognition of interest income on TDR loans reflects management’s best estimate of the amount that is reasonably assured of collection and is consistent with the estimate of future cash flows used in the impairment measurement. Any accrued but unpaid interest is fully reserved for through the recognition of additional impairment, if not expected to be collected.
The table below presents the Company’s amortized cost (including accrued interest) of TDRs as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	Retail Installment Contracts
Amortized Cost including accrued interest (a)	$3,436,753	$3,828,892
Impairment	(973,236)	(914,718)
Amortized cost including accrued interest, net of impairment	$2,463,517	$2,914,174
(a) As of March 31, 2020, this balances excludes $86.7 million of collateral-dependent bankruptcy TDRs that have been written down by $35.2 million to fair value less cost to sell. As of December 31, 2019, this balance excludes $94.9 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell.

A summary of the amortized cost (including accrued interest) of the Company’s delinquent TDRs at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
	Retail Installment Contracts (a)
30-59 days past due	704,812	927,952
Delinquent balance over 59 days	417,523	521,709
Total delinquent TDRs	$1,122,335	$1,449,661
(a) The December 31, 2019 balances were based on unpaid principal balance. Difference between amortized cost and UPB was not material.

Average amortized cost (including accrued interest) and interest income recognized on TDR loans are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	Retail Installment Contracts
Average amortized cost (including accrued interest)	$3,687,797	$5,181,657
Interest income recognized	156,238	235,688
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	Retail Installment Contracts
Amortized cost (including accrued interest) before TDR	$177,215	$332,010
Amortized cost (including accrued interest) after TDR	177,604	332,630
Number of contracts (not in thousands)	9,826	19,873
A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2020 and 2019 are summarized in the following table:

	Three Months Ended
	March 31, 2020	March 31, 2019
	Retail Installment Contracts
Amortized cost (including accrued interest) in TDRs that subsequently defaulted (a)	$69,335	$126,238
Number of contracts (not in thousands)	4,085	7,572
(a) For TDR modifications and TDR modifications that subsequently default, the allowance methodology remains unchanged; however, the transition rates of the TDR loans are adjusted to reflect the respective risks.

5. Debt

Total borrowings and other debt obligations as of March 31, 2020 and December 31, 2019 consists of:
	March 31, 2020	December 31, 2019
Notes Payable — Facilities with Third Parties	$6,521,679	$5,399,931
Notes Payable — Secured Structured Financings	28,043,124	28,141,885
Notes Payable — Facilities with Santander and Related Subsidiaries (a)	5,652,077	5,652,325
	$40,216,880	$39,194,141
Notes Payable - Credit Facilities
The following table presents information regarding the Company’s credit facilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	June 2021	$470,684	$500,000	2.18%	$674,616	$—
Warehouse line	March 2021	872,645	1,250,000	2.62%	1,674,040	1
Warehouse line (b)	October 2021	—	1,000,000	3.47%	—	—
Warehouse line (c)	October 2021	1,502,143	4,000,000	3.47%	1,515,207	2,055
Warehouse line	July 2021	156,000	500,000	3.82%	177,679	261
Warehouse line	October 2021	1,790,377	2,100,000	2.65%	2,744,449	328
Repurchase facility	July 2020	233,893	233,893	3.80%	377,550	—
Repurchase facility (d)	April 2020	53,234	53,234	3.04%	99,120	—
Repurchase facility (d)	April 2020	26,483	26,483	4.64%	69,945	—
Warehouse line	January 2022	739,300	1,000,000	2.62%	1,325,376	—
Warehouse line	November 2021	480,320	500,000	2.27%	531,179	261
Warehouse line	June 2021	196,600	600,000	5.04%	234,858	56
Total facilities with third parties		6,521,679	11,763,610		9,424,019	2,962
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	November 2022	400,000	400,000	3.90%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note (a)	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.27%	—	—
Line of credit	July 2021	—	500,000	3.40%	—	—
Line of credit	March 2022	—	2,500,000	4.19%	—	—
Total facilities with Santander and related subsidiaries		5,650,000	8,650,000		—	—
Total revolving credit facilities		$12,171,679	$20,413,610		$9,424,019	$2,962

(a)  In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of March 31, 2020 and December 31, 2019 was $2.1 million and $2.3 million, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

(b) During the three months ended March 31, 2020, Chrysler Finance Loan credit facility was reactivated with a $1 billion commitment. In April 2020, the commitment amount was increased by $500 million.
(c) This line is held exclusively for financing of Chrysler Finance leases. In April 2020, the commitment amount was reduced by $500 million.
(d) The repurchase facilities are collateralized by securitization notes payable retained by the Company. As the borrower, we are exposed to liquidity risk due to changes in the market value of the retained securities pledged. In some instances, we place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. The maturity date for these repurchase facilities trade expiring in April 2020 was extended to May 2020.

	December 31, 2019
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	June 2021	$471,284	$500,000	3.32%	$675,426	$—
Warehouse line	March 2021	516,045	1,250,000	3.10%	734,640	1
Warehouse line	October 2021	1,098,443	5,000,000	4.43%	1,898,365	1,756
Warehouse line	July 2021	500,000	500,000	3.64%	761,690	302
Warehouse line	October 2021	896,077	2,100,000	3.44%	1,748,325	7
Repurchase facility	January 2020	273,655	273,655	3.80%	377,550	—
Repurchase facility	March 2020	100,756	100,756	3.04%	151,710	—
Repurchase facility	March 2020	47,851	47,851	3.15%	69,945	—
Warehouse line	November 2020	970,600	1,000,000	2.57%	1,353,305	—
Warehouse line	November 2020	471,320	500,000	2.69%	505,502	186
Warehouse line	June 2021	53,900	600,000	7.02%	62,601	94
Total facilities with third parties		5,399,931	11,872,262		8,339,059	2,346
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	November 2022	400,000	400,000	3.00%	—	—
Promissory Note	May 2020	500,000	500,000	3.49%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.27%	—	—
Line of credit	July 2021	—	500,000	3.86%	—	—
Line of credit	March 2022	—	3,000,000	4.96%	—	—
Total facilities with Santander and related subsidiaries		5,650,000	9,150,000		—	—
Total revolving credit facilities		$11,049,931	$21,022,262		$8,339,059	$2,346
Notes Payable - Facilities with Third Parties
The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company’s retail installment contracts (Note 2), leased vehicles (Note 3), securitization notes payables and residuals retained by the Company.
Facilities with Santander and Related Subsidiaries
Lines of Credit
SHUSA provides the Company with $3,000,000 of committed revolving credit that can be drawn on an unsecured basis.

Promissory Notes
SHUSA provides the Company with $5,650,000 of unsecured promissory notes.

Notes Payable - Secured Structured Financings

The following table presents information regarding secured structured financings as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued (e)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2016 Securitizations	April 2022 - March 2024	$939,496	$7,462,790	1.63% - 2.80%	$1,313,459	$242,112
2017 Securitizations	July 2022 - September 2024	1,932,971	9,296,570	1.35% - 2.52%	2,922,415	298,085
2018 Securitizations	May 2022 - April 2026	4,550,511	12,039,840	2.41% - 3.42%	6,280,162	455,067
2019 Securitizations	May 2024 - February 2027	8,731,548	11,924,720	2.08% - 3.34%	10,336,725	510,220
2020 Securitizations	November 2024 - May 2027	2,002,173	2,122,580	1.78% - 2.14%	2,149,086	86,315
Public Securitizations (a)		18,156,699	42,846,500		23,001,847	1,591,799
2013 Private issuances	July 2024 - September 2024	2,811,632	1,537,025	1.28%	3,013,721	135
2018 Private issuances	June 2022 - April 2024	3,328,760	4,536,002	2.42% - 3.53%	4,610,387	9,663
2019 Private issuance	September 2022 - November 2026	3,012,292	3,524,536	2.45% - 3.90%	3,703,702	10,056
2020 Private issuance	April 2024	733,741	750,000	2.68%	734,025	—
Privately issued amortizing notes (c)		9,886,425	10,347,563		12,061,835	19,854
Total secured structured financings		$28,043,124	$53,194,063		$35,063,682	$1,611,653
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company’s collateral overages of other issuances.
(c)All privately issued amortizing notes issued in 2014 through 2017 were paid in full.
(d)Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2019
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2015 Securitizations	August 2021 - January 2023	$334,916	$3,258,300	1.67% - 2.29%	$411,310	$94,382
2016 Securitizations	April 2022- March 2024	1,144,421	7,462,790	1.63% - 2.80%	1,560,133	248,784
2017 Securitizations	July 2022 - September 2024	2,364,177	9,296,570	1.35% - 2.52%	3,423,303	292,601
2018 Securitizations	May 2022 - April 2026	5,376,231	12,039,840	2.41% - 3.42%	7,240,151	466,069
2019 Securitizations	May 2024 - February 2027	9,588,028	11,924,720	2.08% - 3.34%	12,062,261	504,810
Public Securitizations		18,807,773	43,982,220		24,697,158	1,606,646
2013 Private issuances	July 2024- September 2024	2,252,616	1,537,025	1.28%	2,143,065	303
2015 Private issuances	July 2019	19,029	500,000	1.05%	67,007	113
2016 Private issuances	September 2024	30,943	300,000	2.35%	90,352	—
2018 Private issuance	June 2022-April 2024	3,742,509	4,536,002	2.42% - 3.53%	5,292,020	10,114
2019 Private issuance	September 2022 - November 2026	3,289,015	3,524,536	2.45% - 3.90%	4,455,773	10,348
Privately issued amortizing notes		9,334,112	10,397,563		12,048,217	20,878
Total secured structured financings		$28,141,885	$54,379,783		$36,745,375	$1,627,524

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of March 31, 2020 and December 31, 2019, the Company had private issuances of notes backed by vehicle leases totaling $11,081,736 and $10,243,158, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $9,352 and $8,461 for the three months ended March 31, 2020 and 2019, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended March 31, 2020 and 2019 was $198,463 and $231,291, respectively.

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
For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Part II, Item 8 - Financial Statements and Supplementary Data (Note 7) in the 2019 Annual Report on Form 10-K.

On-balance sheet variable interest entities
The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2020 and December 31, 2019, the Company was servicing $29,514,854 and $27,253,573, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Assets securitized	$6,675,730	$4,928,462

Net proceeds from new securitizations (a)	$3,876,529	$3,962,618
Net proceeds from retained bonds	54,467	17,306
Cash received for servicing fees (b)	246,743	208,325
Net distributions from Trusts (b)	866,936	592,769
Total cash received from Trusts	$5,044,675	$4,781,018

(a)Includes additional advances on existing securitizations.
(b)These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.

Off-balance sheet variable interest entities

There were no sales during the three months ended March 31, 2020 and 2019.
As of March 31, 2020 and December 31, 2019, the Company was servicing $2,022,464 and $2,408,205, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	March 31, 2020	December 31, 2019
Related party SPAIN serviced securitizations	$1,869,514	$2,149,008
Third party CCAP serviced securitizations	152,950	259,197
Total serviced for others portfolio	$2,022,464	$2,408,205
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization trusts for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash received for servicing fees	6,179	10,251

7. Derivative Financial Instruments
The Company uses derivative financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company’s exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.
The underlying notional amounts and aggregate fair values of these derivative financial instruments at March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$2,150,000	$(88,598)	$—	$(88,598)
Interest rate swap agreements not designated as hedges	777,000	(17,167)	—	(17,167)
Interest rate cap agreements	10,093,450	4,926	4,926	—
Options for interest rate cap agreements	10,093,450	(4,926)	—	(4,926)

	December 31, 2019
	Notional	Fair Value	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$2,650,000	$(36,321)	$2,807	$(39,128)
Interest rate swap agreements not designated as hedges	1,281,000	(10,267)	—	(10,267)
Interest rate cap agreements	9,379,720	62,552	62,552	—
Options for interest rate cap agreements	9,379,720	(62,552)	—	(62,552)

The aggregate fair value of the interest rate swap agreements was included on the Company’s condensed consolidated balance sheets in other assets and other liabilities, as appropriate. The interest rate cap agreements were included in other assets and the related options in other liabilities on the Company’s condensed consolidated balance sheets. See Note 13 - “Fair Value of Financial Instruments” in the accompanying condensed financial statements for additional disclosure of fair value and balance sheet location of the Company’s derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross Amounts Not Offset in the condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2020 and December 31, 2019:

	Gross Amounts Not Offset in the condensed Consolidated Balance Sheet
	Assets Presented in the condensed Consolidated Balance Sheet	Collateral Received (a)	Net Amount
March 31, 2020
Interest rate caps - Santander and affiliates	$2,623	$(1,980)	$643
Interest rate caps - third party	2,303	(2,303)	—
Total derivatives subject to a master netting arrangement or similar arrangement	4,926	(4,283)	643
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$4,926	$(4,283)	$643
Total financial assets	$4,926	$(4,283)	$643

December 31, 2019
Interest rate swaps - third party (b)	$2,807	$(540)	$2,267
Interest rate caps - Santander and affiliates	25,330	(14,930)	10,400
Interest rate caps - third party	37,222	(26,199)	11,023
Total derivatives subject to a master netting arrangement or similar arrangement	65,359	(41,669)	23,690
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$65,359	$(41,669)	$23,690
Total financial assets	$65,359	$(41,669)	$23,690
(a) Collateral received includes cash, cash equivalents, and other financial instruments. Cash collateral received is reported in Other liabilities in the consolidated balance sheet. Financial instruments that are pledged to the Company are not reflected in the accompanying balance sheet since the

Company does not control or have the ability of rehypothecation of these instruments. In certain instances, the counter party is over-collateralized since the actual amount of collateral received exceeds the associated financial asset. As a result, the actual amount of collateral received that is reported may be greater than the amount shown in the table above.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

	Gross Amounts Not Offset in the condensed Consolidated Balance Sheet
	Liabilities Presented in the condensed Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
March 31, 2020
Interest rate swaps - third party (b)	$105,765	$(105,765)	$—
Interest rate caps - Santander and affiliates	2,623	(2,623)	—
Interest rate caps - third party	2,303	(2,303)	—
Total derivatives subject to a master netting arrangement or similar arrangement	110,691	(110,691)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$110,691	$(110,691)	$—
Total financial liabilities	$110,691	$(110,691)	$—

December 31, 2019
Interest rate swaps - third party	$49,395	$(49,395)	$—
Interest rate caps - Santander and affiliates	25,330	(25,330)	—
Interest rate caps - third party	37,222	(37,222)	—
Total derivatives subject to a master netting arrangement or similar arrangement	111,947	(111,947)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$111,947	$(111,947)	$—
Total financial liabilities	$111,947	$(111,947)	$—
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the consolidated statements of income and comprehensive income during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(52,386)	$(824)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$9,171

	Three Months Ended March 31, 2019
	Recognized in Earnings	Gross Gains Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(14,793)	$13,040
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$5,401
The Company estimates that approximately $30,393 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

8. Other Assets
Other assets were comprised as follows:

	March 31, 2020	December 31, 2019
Vehicles (a)	$444,907	$341,465
Manufacturer subvention payments receivable (b)	63,940	74,738
Upfront fee (b)	91,556	98,980
Derivative assets at fair value (c)	4,926	65,358
Derivative - collateral	142,612	147,914
Operating leases (Right-of-use-assets)	54,987	57,508
Available-for-sale debt securities	95,434	92,246
Prepaids	53,180	45,644
Accounts receivable	34,117	24,103
Federal and State tax receivable	80,372	82,945
Other	42,576	40,119
Other assets	$1,108,607	$1,071,020

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
(c)Derivative assets at fair value represent the gross amount of derivatives presented in the condensed consolidated financial statements. Refer to Note 7 - "Derivative Financial Instruments" to these condensed Consolidated Financial Statements for the detail of these amounts.

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

Supplemental information relating to these operating leases is as follows:

March 31, 2020
Operating leases-right of use assets	$54,987
Other liabilities	75,666
Weighted average lease term	6
Weighted average discount rate	3.4%

Lease expense incurred totaled $3,562 and $3,466 for the three months ended March 31, 2020 and 2019, respectively, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $4,251 during the three months ended March 31, 2020.

The maturity of lease liabilities at March 31, 2020 and December 31, 2019 are as follows:

March 31, 2020
2020	$12,579
2021	13,279
2022	12,632
2023	12,755
2024	12,701
Thereafter	19,690
Total	$83,636
Less: Interest	(7,970)
Present value of lease liabilities	$75,666

December 31, 2019
2020	$16,715
2021	13,201
2022	12,555
2023	12,678
2024	12,701
Thereafter	19,691
Total	$87,541
Less: Interest	$(8,603)
Present value of lease liabilities	$78,938

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

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS as of March 31, 2020:

	March 31, 2020
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$91,708	$3,726	$—	$95,434

Contractual Maturities

The contractual maturities of available-for-sale debt instruments are summarized in the following table.

	Amortized cost	Fair value
Due within one year	$—	$—
Due after one year but within 5 years	91,708	95,434
Total	$91,708	$95,434

The Company did not record any other-than-temporary impairment related to its AFS securities three months ended March 31, 2020.

9. Income Taxes
The Company recorded income tax expense of $(2,458) (38.1% effective tax rate) and $89,764 (26.6% effective tax rate) during the three months ended March 31, 2020 and 2019, respectively. The effective tax rate increased primarily due to discrete tax adjustments that increased the tax benefit recorded on the pre-tax loss in the first quarter of 2020.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $12,160 and $11,010 at March 31, 2020 and December 31, 2019, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of March 31, 2020 and December 31, 2019, the Company has no earnings that are considered indefinitely reinvested.

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

10. Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2020 and December 31, 2019, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2020	December 31, 2019
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$15,349	$12,132
Agreement with Bank of America	Servicer performance fee	2,010	2,503
Agreement with CBP	Loss-sharing payments	1,247	1,429
Other Contingencies	Consumer arrangements	642	1,991
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	132,000	137,000
	Total commitments and contingencies	$151,248	$155,055

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $15,349 and $12,132 at March 31, 2020 and December 31, 2019, respectively, related to these obligations. The Chrysler Agreement also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America

Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $2,010 and $2,503 at March 31, 2020 and December 31, 2019, respectively, related to this obligation.
Agreement with CBP
Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $1,247 and $1,429 at March 31, 2020 and December 31, 2019, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $642 and $1,991 at March 31, 2020 and December 31, 2019, respectively, for other miscellaneous contingencies.
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

As of March 31, 2020, the Company has accrued aggregate legal and regulatory liabilities of $132 million. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for legal and regulatory proceedings is up to $11.5 million as of March 31, 2020. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

On March 23, 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Del. Ch., Consol. C.A. No. 11614-VCG. On January 21, 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that fully resolves all of the plaintiffs’ claims on the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action in return for defendants causing the Company to enact and implement certain corporate governance reforms and enhancements. The Settlement Hearing is scheduled for May 27, 2020 at 1:30 pm. The text of the Stipulation can be viewed and/or downloaded at https://www.sec.gov/Archives/edgar/data/1580608/000119312520053011/d896724dex991.htm. The settlement is subject to approval by the Court.

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

•In August 2017, the Company received a CID from the CFPB. The stated purpose of the CID is to determine whether the Company has complied with the Fair Credit Reporting Act and related regulations. The Company has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the CFPB with respect to this matter. In February 2020, the Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise (“NORA”) during which the CFPB identified potential claims it might bring against the Company

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company’s business, financial condition and results of operations.

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

•SCRA Consent Order: In February 2015, the Company entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires the Company to pay a civil fine in the amount of $55, as well as at least $9,360 to affected servicemembers consisting of $10 per servicemember plus compensation for any lost equity (with interest) for each repossession by the Company, and $5 per servicemember for each instance where the Company sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ for the Company’s SCRA compliance for a period of five years and requires the Company to undertake certain additional remedial measures. The five-year period for monitoring for SCRA compliance provided for in the consent order expired in February 2020.
Agreements

•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of March 31, 2020 and December 31, 2019, the total unused credit available to customers was $2.7 billion and $3 billion, respectively. In 2020, the Company purchased $0.2 billion of receivables, out of the $3 billion unused credit available to customers as of December 31, 2019. In 2019, the Company purchased $1.2 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In addition, the Company purchased $20,943 and $24,239 of receivables related to newly opened customer accounts during the three months ended March 31, 2020 and 2019 respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2020 and December 31, 2019, the Company was obligated to purchase $8,620 and $10,628, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20% of new accounts subsequently originated.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2020, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis. However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of March 31, 2020 and December 31, 2019, not subject to market price check was $27,702 and $39,787, respectively.

11. Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities
Interest expense, including unused fees, for affiliate lines of credit for the three months ended March 31, 2020 and 2019 was $63,018 and $44,881, respectively.
Accrued interest for affiliate lines of credit at March 31, 2020 and December 31, 2019 was $27,639 and $29,326, respectively.
In 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of zero and $230 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had zero of related fees payable to Santander.

Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of

$2,074,450 and $1,874,100 as of March 31, 2020 and December 31, 2019, respectively (Note 7). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $2,048 and $2,220 as of March 31, 2020 and December 31, 2019, respectively.

Interest and mark-to-market adjustments on these derivative financial instruments totaled $248 and $238 for the three months ended March 31, 2020 and 2019, respectively.

Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $553 and $407 for the three months ended March 31, 2020 and 2019, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Total serviced portfolio	$256,455	$277,669
Cash collections due to owner	13,575	14,908
Servicing fees receivable	119	738
Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess CCAP dealer lending opportunities, and SBNA is required to pay the Company an origination fee and an annual renewal fee for each loan originated under the agreement. The agreement also transferred the servicing of all CCAP receivables from dealers, including receivables held by SBNA to the Company and from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of March 31, 2020 or December 31, 2019 for such advances.
Other information related to the above transactions with SBNA is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Origination and renewal fee income from SBNA	$1,509	$1,223
Servicing fees expenses charged by SBNA	74	13

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $3,634 and $5,384 related to such originations as of March 31, 2020 and December 31, 2019, respectively.
The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of March 31, 2020 and December 31, 2019, the unamortized fee balance was $2,925 and $3,150, respectively. The Company recognized $225 of income related to the referral fee for the three months ended March 31, 2020 and 2019.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. For the three months ended March 31, 2020 and 2019, the Company facilitated the purchase of $1.1 billion and $1.0 billion of retail installment contacts, respectively. The Company recognized origination/referral fee and servicing fee income of $10,488 and $6,556 for the three months ended March 31, 2020 and 2019, of which $970 is payable (net of any repurchase from SBNA) and $3,226 is receivable as of March 31, 2020 and 2019, respectively.

Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement.
Other information relating to SPAIN securitization platform for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Servicing fee income	$5,973	$8,431
Servicing fee receivable as of March 31, 2020 and December 31, 2019 was $1,636 and $1,869, respectively. The Company had $7,002 and $8,180 of collections due to Santander as of March 31, 2020 and December 31, 2019, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint bookrunner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS as co-manager for the three months ended March 31, 2020 and 2019, totaled $808 and $814, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Other employee compensation

Certain employees of the Company and SHUSA, provide services to each other. For the three months ended March 31, 2020, the Company owed SHUSA approximately $4,479 and SHUSA owed the Company approximately $1,518 for such service.

Other related-party transactions

•The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended March 31, 2020 and 2019, the Company recorded $44 in sublease revenue on this property.
•The Company’s wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), has deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of March 31, 2020 and December 31, 2019, SCI had cash (including restricted cash) of $9,121 and $8,102, respectively, on deposit with Banco Santander Puerto Rico.

•The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of March 31, 2020 and December 31, 2019, the Company had a balance of $434,002 and $33,683, respectively, in these accounts.

•The Company and SBNA have a Credit Card Agreement (Card Agreement) whereby SBNA provides credit card services for travel and related business expenses for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of March 31, 2020, the activities associated with the program were insignificant.

•The Company pays SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses of $58 and $49 for the three months ended March 31, 2020 and 2019, respectively.

•The Company has contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $510 and $379 for the three months ended March 31, 2020 and 2019, respectively.

•Santander Global Tech (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying condensed consolidated statements of income, totaled $179 and $195 for the three months ended March 31, 2020 and 2019, respectively.

•The Company partners with SHUSA to place Cyber Liability Insurance in which participating national entities share $150 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $108 for the three months ended March 31, 2020 and 2019. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $183 and $195 for the three months ended March 31, 2020 and 2019, respectively.

12. Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (“EPS”) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of diluted EPS excludes the effect of exercise or settlement that would be anti-dilutive for employee stock options of 34,554 and 168,728 for the three months ended March 31, 2020 and 2019, respectively.

The following table represents EPS numbers for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Earnings per common share
Net income (loss)	$(3,987)	$247,503
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	334,026	351,515
Weighted average number of common shares outstanding (in thousands)	334,026	351,515
Earnings per common share	$(0.01)	$0.70
Earnings per common share - assuming dilution
Net income (loss)	$(3,987)	$247,503
Weighted average number of common shares outstanding (in thousands)	334,026	351,515
Effect of employee stock-based awards (in thousands)	320	537
Weighted average number of common shares outstanding - assuming dilution (in thousands)	334,346	352,052
Earnings per common share - assuming dilution	$(0.01)	$0.70

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
Level 3 inputs are those that are unobservable or not readily observable for the asset or liability and are used to measure fair value to the extent relevant observable inputs are not available.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2020 and December 31, 2019, and the level within the fair value hierarchy:

	March 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$501,588	$501,588	$501,588	$—	$—
Finance receivables held for investment, net (b)	25,160,731	26,794,642	—	—	26,794,642
Restricted cash and cash equivalents (a)	1,987,004	1,987,004	1,987,004	—	—
Total	$27,649,323	$29,283,234	$2,488,592	$—	$26,794,642
Liabilities:
Notes payable — facilities with third parties (c)	$6,521,679	$6,521,679	$—	$—	$6,521,679
Notes payable — secured structured financings (d)	28,043,124	27,875,409	—	16,963,276	10,912,133
Notes payable — facilities with Santander and related subsidiaries (e)	5,652,077	5,485,906	—	—	5,485,906
Total	$40,216,880	$39,882,994	$—	$16,963,276	$22,919,718

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$81,848	$81,848	$81,848	$—	$—
Finance receivables held for investment, net (b)	27,544,162	28,133,427	—	1,009,358	27,124,069
Restricted cash and cash equivalents (a)	2,079,239	2,079,239	2,079,239	—	—
Total	$29,705,249	$30,294,514	$2,161,087	$1,009,358	$27,124,069
Liabilities:
Notes payable — facilities with third parties (c)	$5,399,931	$5,399,931	$—	$—	$5,399,931
Notes payable — secured structured financings (d)	28,141,885	28,360,948	—	18,646,326	9,714,622
Notes payable — facilities with Santander and related subsidiaries (e)	5,652,325	5,724,675	—	—	5,724,675
Total	$39,194,141	$39,485,554	$—	$18,646,326	$20,839,228

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
(b)Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments are determined as follows:
•Retail installment contracts held for investment and purchased receivables - credit deteriorated — As of December 31, 2019, Company had used the most recent purchase price as the fair value for certain loans and hence classified those retail installment contracts as Level 2. The estimated fair value of all finance receivables at March 31, 2020 is estimated using a DCF model are classified as Level 3.
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
(d)Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market observable prices and spreads for the Company’s publicly traded debt and market observed prices of similar notes issued by the Company, or recent market transactions involving similar debt with similar credit risks, which are considered level 2 inputs. The estimated fair value of notes payable related to privately issued amortizing notes is calculated based on a combination of credit enhancement review, discounted cash flow analysis and review of market observable spreads for similar liabilities. In conducting this analysis, the Company uses significant unobservable inputs on key assumptions, which are considered level 3 inputs.
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
Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and the level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	$4,926	$—	$4,926	$—
Other assets — available-for-sale-debt securities (b)	95,434	—	95,434	—
Other liabilities — trading options for interest rate caps (a)	4,926	—	4,926	—
Other liabilities — cash flow hedging interest rate swaps (a)	88,598	—	88,598	—
Other liabilities — trading interest rate swaps (a)	17,167	—	17,167	—
Retail installment contracts (c)(d)	15,307	—	—	15,307

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets — trading interest rate caps (a)	62,552	$—	$62,552	$—
Other assets — cash flow hedging interest rate swaps (a)	2,807	—	2,807	—
Other assets — available-for-sale-debt securities (b)	92,246	—	92,246	—
Other liabilities — trading options for interest rate caps (a)	62,552	—	62,552	—
Other liabilities — cash flow hedging interest rate swaps (a)	39,128	—	39,128	—
Other liabilities — trading interest rate swaps (a)	10,267	—	10,267	—
Retail installment contracts (c)(d)	22,353	—	17,634	4,719

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
(c)For certain retail installment contracts reported in finance receivables held for investment, net, the Company has elected the fair value option. The fair values of the retail installment contracts are estimated using a DCF model are classified as Level 3. As of December 31, 2019, Company had used the most recent purchase price as the fair value for certain loans and hence classified those retail installment contracts as Level 2. Changes in the fair value are recorded in investment gains (losses), net in the condensed consolidated statement of income.

(d)The aggregate fair value of retail installment contracts in non-accrual status as of March 31, 2020 and December 31, 2019 is $2,402 and $9,511, respectively.
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balance — beginning of year	$4,719	$13,509
Additions / issuances	2,512	—
Transfer from level 2 (a)	17,634	—
Net collection activities	(9,680)	(2,654)
Gains recognized in earnings	122	340
Balance — end of year	$15,307	$11,195
(a) The Company transferred retail installment contracts from Level 2 to Level 3 during the three months ended March 31, 2020 because the fair value for these assets cannot be determined by using readily observable inputs at March 31, 2020. There were no other material transfers in or out of Level 3 during the three months ended March 31, 2020 and 2019.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019, and are categorized using the fair value hierarchy:

	Fair Value Measurements at March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the three months ended March 31, 2020
Other assets — vehicles (a)	$444,907	$—	$444,907	$—	$—
Personal loans held for sale (b)	912,126	—	—	912,126	62,958
Auto loans impaired due to bankruptcy (c)	193,727	—	193,727	—	4,953

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Lower of cost or fair value expense for the year ended December 31, 2019
Other assets — vehicles (a)	$341,465	$—	$341,465	$—	$—
Personal loans held for sale (b)	1,007,105	—	—	1,007,105	408,700
Auto loans impaired due to bankruptcy (c)	200,504	—	200,504	—	9,106
(a) The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.
(b) The estimated fair value for personal loans held for sale is calculated based on the lower of market participant view and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions. The lower of cost or fair value adjustment for personal loans held for sale includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.
(c) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices.

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019, respectively:

Financial Instruments	Fair Value at March 31, 2020	Valuation Technique	Unobservable Inputs	Range (weighted average) (a)
Financial Assets:
Retail installment contracts held for investment	$15,307	Discounted Cash Flow	Discount Rate	7%-13% (8%)
			Default Rate	4%-20% (10%)
			Prepayment Rate	4%-15% (12%)
			Loss Severity Rate	50%-60% (55%)
Personal loans held for sale	$912,126	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%
			Default Rate	35%-45%
			Net Principal & Interest Payment Rate	65%-75%
			Loss Severity Rate	90%-95%
(a) Weighted average was developed by weighting the associated relative unpaid principal balances.

Financial Instruments	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$4,719	Discounted Cash Flow	Discount Rate	8%-10%
			Default Rate	15%-20%
			Prepayment Rate	6%-8%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$1,007,105	Lower of Market or Income Approach	Market Approach
			Market Participant View	70%-80%
Income Approach
			Discount Rate	15%-25%
			Default Rate	30%-40%
			Net Principal & Interest Payment Rate	70%-85%
			Loss Severity Rate	90%-95%

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
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero recorded for the three months ended March 31, 2020 and 2019. The Company recognized $4,038 and $5,987 related to stock options and restricted stock units within compensation expense for the three months ended March 31, 2020 and 2019, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	273,737	$13.09	3.1	$2,867
Granted	—	—	—	—
Exercised	(38,577)	10.54	—	621
Expired	—	—	—	—
Forfeited	—	—	—	—
Other (a)	—	—	—	—
Options outstanding at March 31, 2020	235,160	13.50	2.9	725
Options exercisable at March 31, 2020	217,780	$13.13	2.7	$724
Options expected to vest at March 31, 2020	17,380	$18.26	5.6	$1
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
A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	498,299	$17.41	0.9	$11,645
Granted	247,635	21.42	—	—
Vested	(321,880)	19.84	—	7,812
Forfeited/canceled	(7,359)	16.17	—	—
Non-vested at March 31, 2020	416,695	$18.05	1.3	$5,796

15. Shareholders’ Equity

Share Repurchases and Treasury Stock
In June 2019, the Company announced that the Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020.
During the three months ended March 31, 2020, the Company purchased a total of 18,361,168 shares of its common stock through a tender offer and other share repurchase program at a total cost of approximately $467 million, excluding commission (see below for details). During the three months ended March 31, 2019, the Company purchased 965,430 shares of its common stock under its share repurchase program at a cost of approximately $18 million, excluding commissions.
A.Tender Offer
On January 30, 2020, the Company commenced a modified Dutch Auction tender offer to purchase shares of its common stock, at a range of between $23 and $26 per share, or such lesser number of shares of its common stock as are properly tendered and not properly withdrawn by the seller, in cash. The tender offer expired on February 27, 2020.
On March 3, 2020, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 17,514,707 shares of its common stock, $0.01 par value per share, at a price of $26 per share, for an aggregate cost of approximately $455 million, excluding fees and expenses related to the tender offer. These shares represent approximately 5.2 percent of the shares outstanding.
B. Other Share Repurchases
During the three months ended March 31, 2020, the Company purchased 846,461 shares of its common stock under its share repurchase program at a cost of approximately $12 million, excluding commissions.

Refer to Part II Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" section for additional details on share repurchases.

Treasury Stock
 The Company had 41,957,535 and 23,596,367 shares of treasury stock outstanding, with a cost of $994,363 and $525,897 as of March 31, 2020 and December 31, 2019, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the three months ended March 31, 2020. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Beginning balance, unrealized gains (losses)	$(26,693)	$33,515
Other comprehensive income (loss) before reclassifications (gross)	(37,585)	(10,680)
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	623	(9,897)
Ending balance, unrealized gains (losses)	$(63,655)	$12,938

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2020 and 2019 consist of the following:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Reclassification	Amount reclassified	Income statement line item	Amount reclassified	Income statement line item
Cash flow hedges	$824	Interest expense	$(13,040)	Interest expense
Available-for-sale	—	Investment gain/loss	—	Investment gain/loss
Tax benefit	(201)		3,143
Net of tax	$623		$(9,897)

Dividends
The Company paid a cash dividend of $0.22 in February 2020, and has declared a cash dividend of $0.22 per share, to be paid on May 18, 2020, to shareholders of record as of the close of business on May 8, 2020.

16. Investment Losses, Net
When the Company sells retail installment contracts, personal loans or leases to unrelated third parties or to VIEs and determines that such sale meets the applicable criteria for sale accounting, the Company recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold. The gain or loss is recorded in investment gains (losses), net. Lower of cost or market adjustments on the amortized cost of finance receivables held for sale are also recorded in investment gains (losses), net.

Investment gains (losses), net was comprised of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Gain (loss) on sale of loans and leases	$—	$—
Lower of cost or market adjustments	(62,958)	(67,691)
Other gains, (losses and impairments), net	(468)	594
	$(63,426)	$(67,097)

The lower of cost or market adjustments for the three months ended March 31, 2020 and 2019 included $110,199 and $109,154, in customer default activity, respectively, and net favorable adjustments of $47,241 and $41,463, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, all of which is classified as held for sale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q should be read in conjunction with the 2019 Annual Report on Form 10-K and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at
www.santanderconsumerusa.com. The Company’s recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q,
Current Reports on Form 8-K, proxy statements, as well as other filings with the SEC, are available free of charge through the
Company’s website by clicking on the “Investors” page and selecting “SEC Filings.” The Company’s filings with the SEC and other information may also be accessed at the SEC’s website at www.sec.gov.

Background and Overview

Santander Consumer USA Holdings Inc. was formed in 2013 as a corporation in the state of Delaware and is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of March 31, 2020, approximately 76.5%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to recreational and marine vehicles, and other consumer finance products.
CCAP continues to be a focal point of the Company’s strategy. In 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract. The Company’s average penetration rate under the Chrysler Agreement for the three months ended March 31, 2020 was 39%, an increase from 31% for the same period in 2019.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the CCAP program. During the three months ended March 31, 2020, the Company originated $2.6 billion in CCAP loans which represented 53% of total retail installment contract originations (unpaid principal balance), as well as $2.0 billion in CCAP leases. Additionally, substantially all of the leases originated by the Company during the three months ended March 31, 2020 were under the Chrysler Agreement.

Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments and Other Factors Affecting The Company’s Results of Operations" for additional details on the impact of the COVID-19 outbreak on Company's current financial and operating status, as well as its future operational and financial planning.
Economic and Business Environment

Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments and Other Factors Affecting The Company’s Results of Operations" for additional details on the impact of the COVID-19 outbreak on Company's current financial and operating status, as well as its future operational and financial planning.

Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the Company’s business, financial position, results of operations or cash flow. Refer to Note 2 - "Finance Receivables" to the accompanying condensed consolidated financial statements for the details on the Company’s retail installment contracts by state concentration.
Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the FTC, and the DOJ and by regulatory agencies in each state in which the Company is licensed. In addition, the Company is directly and indirectly, through its relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the European Central Bank, and the Federal Reserve, which have the ability to limit certain of the Company’s activities, such as the timing and amount of dividends and certain transactions that the Company might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Company’s growth.
Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A - Risk Factors of the 2019 Annual Report on Form 10-K and this Form 10Q for the three months ended March 31, 2020.
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
•Net credit losses — The Company performs net credit loss analysis at the vintage level for retail installment contracts, loans and leases, and at the pool level for purchased portfolios - credit deteriorated, enabling it to pinpoint drivers of any unusual or unexpected trends. The Company also monitors its recovery rates as well as industry-wide rates. Additionally, because delinquencies are an early indicator of future net credit losses, the Company analyzes delinquency trends, adjusting for seasonality, to determine if the Company’s loans are performing in line with original estimations. The net credit loss analysis does not include considerations of the Company’s estimated allowance for credit losses.
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
Recent Developments and Other Factors Affecting The Company’s Results of Operations
Outbreak of COVID-19
The current outbreak of a novel strain of coronavirus, or COVID-19, has materially impacted our business, and the continuance of this outbreak or any future outbreak of any other highly contagious diseases or other public health emergency, could materially and adversely impact our business, financial condition, liquidity and results of operations.

Due the unpredictable and rapidly changing nature of this outbreak and the resulting economic distress, it is not possible to determine with certainty the ultimate impact on our results of operations or whether other currently unanticipated consequences of the outbreak are reasonably likely to materially affect our results of operations; however, certain adverse effects have already manifest themselves or are probable. The following sets forth our expectations of the impact of COVID-19 on Company's current financial and operating status, as well as its future operational and financial planning as of the date hereof:

•Impact on workforce: The health and well-being of our colleagues and customers is a top priority for the Company. The Company has implemented business continuity plans and has followed guidelines issued by government authorities regarding social distancing and work-from-home arrangements. Currently, approximately 90-95% of our workforce is working remotely. The Company has established a Temporary Emergency Paid Leave Program that provides employees with up to 80 hours of additional paid time off to use – either continuously or intermittently, and before exhausting other paid time off – to assist with needs related to COVID-19. Further, the Company is providing $250 a week in pay premiums for frontline customer support workers to help defray additional costs incurred while coming to work during the outbreak. While our business continuity plans are place, if significant portions of our or our vendors’ workforces are unable to work effectively as a result of the COVID-19 outbreak including because of illness, stay-at-home orders, facility closures reductions in services or hours of operation, or ineffective remote work arrangements, there may be servicing disruptions, which could result in reduced collection effectiveness or impair our ability to operate our business and satisfy our obligations under our third-party servicing agreements. Each of these scenarios could have negative effects on our business, financial condition and results of operations.

•Impact on customers and loans and lease performance: The COVID-19 outbreak and the associated economic crisis have led to negative effects on our customers. Unlike the regional impact of natural disasters, such as hurricanes, the COVID-19 outbreak is impacting customers nationwide and is expected to have a materially more significant impact on the performance of our auto loan and auto lease portfolio than even the most severe historical natural disaster.

Similar to many other financial institutions, we have taken and will continue to take measures to mitigate our customers’ COVID-19 related economic challenges. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted. In addition, we have temporarily suspended—and may continue to temporarily suspend— involuntary repossessions although we may elect to re-initiate involuntary repossessions at any time. These customer support programs, by their nature, are expected to negatively impact our financial performance and other results of operations in the near term. Our business, financial condition and results of operations may be materially and adversely affected in the longer term if the COVID-19 outbreak leads us to continue to conduct such programs for a significant period of time, if the number of customers experiencing hardship related directly or indirectly to the outbreak of COVID-19 increases or if our customer support programs are not effective in mitigating the effects of COVID-19 on our customers' financial situations. Given the unpredictable nature of this situation, the nature and extent of such effects cannot be predicted at this time.

Further, government or regulatory authorities could also enact laws, regulations, executive orders or other guidance that allow customers to forgo making scheduled payments for some period of time, require modifications to receivables (e.g., waiving accrued interest), preclude creditors from exercising certain rights or taking certain actions with respect to collateral, including repossession or liquidation of the financed vehicles, or mandate limited operations or temporary closures of the Company or our vendors as “non-essential businesses” or otherwise. Such actions by government or regulatory authorities could have negative effects on our business, financial condition and results of operations.

•Impact on originations: In many jurisdictions, businesses such as automobile dealers have been required to temporarily close or restrict their operations. Further, even for dealerships that have remained open, consumer demand has deteriorated rapidly. As a result, we have recently experienced a significant decline in our origination of auto loans and leases. In response, the Company has partnered with FCA to launch new incentive programs, including, first payment deferred 90 days on select FCA models and 0% APR for 84 months on select 2019/2020 FCA models. However, if the economic slowdown caused by the outbreak is sustained, it could result in further declines in new and used vehicle sales and downward pressure on used vehicle values, which could materially adversely affect our origination of auto loans and leases and the performance of our existing loans and leases.

•Impact on Debt and Liquidity: We rely upon four primary sources to fund our operations, including private financing, warehouse lines of credit, the asset-backed securitization market, and support from Santander. As international trade and business activity has slowed and supply chains have been disrupted, global credit and financial markets have recently experienced, and may continue to experience, significant disruption and volatility. During the first quarter of 2020, financial markets experienced significant declines and volatility, and such market conditions may continue and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described in the Risk Factors section of our Form 10-K. These include reduced demand for our products and services and reduced access to capital markets funding. These risks could have significant adverse impacts on our financial condition, results of operations and cash flows.

Governmental and regulatory authorities have recently implemented fiscal and monetary policies and initiatives to mitigate the effects of the outbreak on the economy and individual businesses and households, such as the reduction of the Federal Reserve’s benchmark interest rate to near zero in March 2020. Further, the Company expects that the Federal Reserve's Term Asset Backed Securities Loan Facility ("TALF") will be available, if necessary, to support investment in our eligible ABS transactions. However, these governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19 and could affect our net interest income and reduce our profitability. Sustained adverse economic effects from the outbreak may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

In addition, the Company’s ability to make payments on the notes could be adversely affected if its customers were unable to make timely payments or if the Company elected to, or was required to, implement forbearance programs in connection with customers suffering a hardship (including hardships related to the outbreak of COVID-19).

In addition to the significant amount of liquidity available from warehouse lines and affiliate lines of credit, the Company has executed two new private financing transactions for approximately $1.1 billion in the final 2 weeks of March 2020. The Company also renewed an existing $1.25 billion revolving warehouse line of credit in March 2020. Subsequent to the quarter end, the Company executed an ABS transaction of approximately $1 billion in April 2020.

However, due to the rapidly evolving nature of the COVID-19 outbreak, it is not possible to predict whether unanticipated consequences of the outbreak are reasonably likely to materially affect our liquidity and capital resources in the future.

•Impact on impairment of goodwill, indefinite-lived and long-lived assets: In accordance with accounting policy, the Company has analyzed the impact of COVID-19 on its financial statements, including the potential for impairment. The analysis did not support any impairment of these assets, including Goodwill, Leased Vehicles and other non-financial assets such as Upfront fee and other Intangibles.

•Impact on communities: The Company is committed to supporting our communities impacted by the COVID-19 outbreak and the Company's non-profit foundation has begun responding to the COVID-19 crisis with $200,000 in donations to a select group of organizations addressing community issues.

Overall, due to the evolving nature of the outbreak, we are currently unable to estimate the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations. Our initiatives may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations materially over a longer period of time.

Volume

The Company’s originations of loans and leases, including revolving loans, average APR, and dealer discount (net of dealer participation) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$3,846,226	$4,026,327
Average APR	15.3%	17.2%
Average FICO® (a)	607	593
Discount	(0.8)%	(0.1)%

Personal loans (b)	$270,835	$288,557
Average APR	29.8%	29.7%

Leased vehicles	$2,020,721	$1,963,580

Finance lease	$3,002	$3,308
Total originations retained	$6,140,784	$6,281,772

Total originations (excluding SBNA Originations Program) (c)	$6,140,784	$6,281,772
(a)Unpaid principal balance excluded from the weighted average FICO score is $432 million and $493 million as the borrowers on these loans did not have FICO scores at origination and $139 million and $106 million of commercial loans for the three months ended March 31, 2020 and 2019, respectively.
(b) Included in the total origination volume is $21 million and $24 million for the three months ended March 31, 2020, and 2019, respectively, related to newly opened accounts.
(c) There were no asset sales during the three months ended March 31, 2020 and 2019.

Total auto originations (excluding SBNA Origination Program) decreased $0.1 billion, or 2.1%, from the three months ended March 31, 2019 to the three months ended March 31, 2020, since the Company has initiated the SBNA originations program as described below. The company's initiatives to improve our pricing as well as dealer and customer experience has increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. CCAP volume and penetration rates are influenced by strategies implemented by FCA and the Company, including product mix and incentives.

SBNA Originations Program

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three months ended March 31, 2020 and 2019 the Company facilitated the purchase of $1.1 billion and $1.0 billion of retail installment contacts, respectively.

The Company’s originations of retail installment contracts and leases by vehicle type during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,229,615	32.0%	$1,555,114	38.6%
Truck and utility	2,425,512	63.0%	2,322,091	57.7%
Van and other (a)	191,099	5.0%	149,122	3.7%
	$3,846,226	100.0%	$4,026,327	100.0%

Leased vehicles
Car	$70,152	3.5%	$106,502	5.4%
Truck and utility	1,899,568	94.0%	1,802,755	91.8%
Van and other (a)	51,001	2.5%	54,323	2.8%
	$2,020,721	100.0%	$1,963,580	100.0%

Total originations by vehicle type
Car	$1,299,767	22.2%	$1,661,616	27.7%
Truck and utility	4,325,080	73.7%	4,124,846	68.9%
Van and other (a)	242,100	4.1%	203,445	3.4%
	$5,866,947	100.0%	$5,989,907	100.0%
(a) Other primarily consists of commercial vehicles.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts
Car	$11,864,775	38.6%	$12,286,182	39.9%
Truck and utility	17,587,709	57.2%	17,238,406	56.0%
Van and other (a)	1,288,660	4.2%	1,251,450	4.1%
	$30,741,144	100.0%	$30,776,038	100.0%
Leased vehicles
Car	$1,106,266	6.2%	$1,237,803	7.1%
Truck and utility	16,202,518	90.9%	15,795,594	89.8%
Van and other (a)	508,849	2.9%	529,385	3.1%
	$17,817,633	100.0%	$17,562,782	100.0%
Total by vehicle type
Car	$12,971,041	26.7%	$13,523,985	28.0%
Truck and utility	33,790,227	69.6%	33,034,000	68.3%
Van and other (a)	1,797,509	3.7%	1,780,835	3.7%
	$48,558,777	100.0%	$48,338,820	100.0%
(a) Other primarily consists of commercial vehicles.
The unpaid principal balance, average APR, and remaining unaccreted net discount of the Company’s held for investment portfolio as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts	$30,741,144	$30,776,038
Average APR	15.8%	16.1%
Discount	0.1%	0.3%

Receivables from dealers	$12,496	$12,668
Average APR	4.0%	4.0%

Leased vehicles	$17,817,633	$17,562,782

Finance leases	$27,710	$27,584

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

The Company generally does not acquire receivables from dealers at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.0% to 11.0% as of March 31, 2020, and 5.4% to 11.0% as of March 31, 2019. The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

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
Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, during the three months ended March 31, 2020, the Company did not acquire any vehicle loan portfolios for which there have more than insignificant deterioration in credit quality since origination. In addition, during the three months ended March 2019, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

However, during the three months ended March 31, 2020 and 2019 the Company did recognize certain retail installment contracts with an unpaid principal balance of $76,878 and $0, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of ACL. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For the Company’s existing purchased receivables portfolios - credit deteriorated, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and records monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended
	March 31, 2020	March 31, 2019
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on retail installment contracts	$1,179,436	$1,156,023
Interest on purchased receivables portfolios - credit deteriorated	788	1,413
Interest on receivables from dealers	54	122
Interest on personal loans	93,541	96,022
Interest on finance receivables and loans	1,273,819	1,253,580
Net leased vehicle income	195,067	205,541
Other finance and interest income	7,551	10,247
Interest expense	328,834	334,382
Net finance and other interest income	1,147,603	1,134,986
Credit loss expense	907,887	550,879
Profit sharing	14,295	6,968
Other income	50,807	51,085
Operating expenses	282,673	290,957
Income before tax expense	(6,445)	337,267
Income tax (benefit) / expense	(2,458)	89,764
Net income	$(3,987)	$247,503
Share Data
Weighted-average common shares outstanding
Basic	334,026,052	351,515,464
Diluted	334,346,122	352,051,887
Earnings per share
Basic	$(0.01)	$0.70
Diluted	$(0.01)	$0.70
Dividend paid per share	$0.22	$0.20
Balance Sheet Data
Finance receivables held for investment, net	$25,369,765	$25,598,716
Finance receivables held for sale, net	912,126	974,017
Goodwill and intangible assets	121,879	115,256
Total assets	47,106,931	45,045,906
Total borrowings	40,216,880	35,647,153
Total liabilities	41,960,828	37,887,376
Total equity	5,146,103	7,158,530
Allowance for credit losses	5,460,098	3,176,250

	Three Months Ended
	March 31, 2020	March 31, 2019
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on retail installment contracts	$593,046	$615,204
Total charge-offs, net of recoveries	593,599	615,615
End of period delinquent amortized cost over 59 days, retail installment contracts held for investment	1,418,857	1,224,289
End of period personal loans delinquent principal over 59 days, held for sale	161,639	165,220
End of period delinquent amortized cost over 59 days, loans held for investment	1,419,865	1,225,807
End of period assets covered by allowance for credit losses	30,781,350	28,857,519
End of period gross retail installment contracts held for investment	30,741,144	28,821,729
End of period gross personal loans held for sale	1,341,361	1,393,403
End of period gross finance receivables and loans held for investment	30,753,640	28,864,876
End of period gross finance receivables, loans, and leases held for investment	48,598,983	44,491,987
Average gross retail installment contracts held for investment	30,718,119	28,595,315
Average gross retail installment contracts held for investment and held for sale	30,768,423	28,595,315
Average gross purchased receivables portfolios- credit deteriorated	20,523	29,283
Average gross receivables from dealers	12,584	13,598
Average gross personal loans held for sale	1,413,021	1,466,300
Average gross finance leases	27,839	20,018
Average gross finance receivables and loans	32,242,390	30,124,514
Average gross operating leases	17,735,640	15,425,190
Average gross finance receivables, loans, and leases	49,978,030	45,549,704
Average managed assets	60,207,338	54,433,129
Average total assets	47,690,751	44,488,868
Average debt	39,692,456	35,261,121
Average total equity	6,006,455	7,052,703
Ratios
Yield on retail installment contracts	15.3%	16.2%
Yield on leased vehicles	4.4%	5.3%
Yield on personal loans held for sale (1)	26.5%	26.2%
Yield on earning assets (2)	11.8%	12.9%
Cost of debt (3)	3.3%	3.8%
Net interest margin (4)	9.2%	10.0%
Expense ratio (5)	1.9%	2.1%
Return on average assets (6)	(0.03)%	2.2%
Return on average equity (7)	(0.3)%	14.0%
Net charge-off ratio on retail installment contracts (8)	7.7%	8.6%
Net charge-off ratio (8)	7.7%	8.6%
Delinquency ratio on retail installment contracts held for investment, end of period (9)	4.6%	4.2%
Delinquency ratio on loans held for investment, end of period (9)	4.6%	4.2%
Equity to assets ratio (10)	10.9%	15.9%
Tangible common equity to tangible assets (10)	10.7%	15.7%
Common stock dividend payout ratio (11)	*	28.4%
Allowance ratio (12)	17.7%	11.0%
Common Equity Tier 1 capital ratio (13)	13.8%	15.8%

(1)Includes finance and other interest income; excludes fees.
(2)“Yield on earning assets” is defined as the ratio of annualized Total finance and other interest income, net of Leased vehicle expense, to Average gross finance receivables, loans and leases.
(3)“Cost of debt” is defined as the ratio of annualized Interest expense to Average debt.
(4)“Net interest margin” is defined as the ratio of annualized Net finance and other interest income to Average gross finance receivables, loans and leases.
(5)“Expense ratio” is defined as the ratio of annualized Operating expenses to Average managed assets.
(6)“Return on average assets” is defined as the ratio of annualized Net income to Average total assets.
(7)“Return on average equity” is defined as the ratio of annualized Net income to Average total equity.
(8)“Net charge-off ratio” is defined as the ratio of annualized Charge-offs on an amortized cost basis, net of recoveries, to average unpaid principal balance of the respective held-for-investment portfolio.
(9)“Delinquency ratio” is defined as the ratio of End of period Delinquent principal over 59 days to End of period gross balance of the respective portfolio, excludes finance leases.
(10)“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company’s capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	March 31, 2019
	(Dollar amounts in thousands)
Total equity	$5,146,103	$7,158,530
Deduct: Goodwill and intangibles	121,879	115,256
Tangible common equity	$5,024,224	$7,043,274

Total assets	$47,106,931	$45,045,906
Deduct: Goodwill and intangibles	121,879	115,256
Tangible assets	$46,985,052	$44,930,650

Equity to assets ratio	10.9%	15.9%
Tangible common equity to tangible assets	10.7%	15.7%

(11)“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company’s shareholders. The Common stock dividend payout ratio for the three months ended March 31, 2020 has not been disclosed since the earnings per share for the three months ended March 31, 2020 was a negative number.
(12)“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios-credit deteriorated/impaired, to End of period assets covered by allowance for credit losses.
(13)“Common Equity Tier 1 Capital ratio” is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	March 31, 2020	March 31, 2019
Total equity	$5,146,103	$7,158,530
Add: Adjustment due to CECL capital relief (c)	1,669,466	—
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	153,712	163,444
Deduct: Accumulated other comprehensive income (loss), net	(63,655)	12,938
Tier 1 common capital	$6,725,512	$6,982,148
Risk weighted assets (a)(c)	$48,829,941	$44,260,896
Common Equity Tier 1 capital ratio (b)(c)	13.8%	15.8%
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
(b)CET1 is calculated under Basel III regulations required since January 1, 2015. The fully phased-in capital ratios are non-GAAP financial measures.
(c)As described in our 2019 annual report on Form 10-K, on January 1, 2020, we adopted ASU 2016-13, Financial Instruments -Credit Losses (“CECL”), which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and increase to the allowance for credit losses of approximately $2 billion. As also described in our 2019 10-K, the U.S. banking agencies in December 2018 had approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company is electing this alternative option instead of the one described in the December 2018 rule.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Income from retail installment contracts	$1,179,436	$1,156,023	$23,413	2%
Income from purchased receivables portfolios - credit deteriorated	788	1,413	(625)	(44)%
Income from receivables from dealers	54	122	(68)	(56)%
Income from personal loans	93,541	96,022	(2,481)	(3)%
Total interest on finance receivables and loans	$1,273,819	$1,253,580	$20,239	2%

Income from retail installment contracts increased $23 million, or 2%, from the first quarter of 2019 to the first quarter of 2020, primarily due to a 7.6% increase in average outstanding balance of the Company's portfolio.

Income from purchased receivables - credit deteriorated portfolios decreased $1 million, or 44%, from the first quarter of 2019 to the first quarter of 2020 due to the continued runoff of the portfolios, as the Company has made no portfolio acquisitions accounted for under ASC 310-30 since 2012.
Income from personal loans decreased $2 million, or 3%, from the first quarter of 2019 to the first quarter of 2020, primarily due to a 4% decrease in average outstanding balance of company's portfolio.
Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$747,979	$649,560	$98,419	15%
Leased vehicle expense	552,912	444,019	108,893	25%
Leased vehicle income, net	$195,067	$205,541	$(10,474)	(5)%
Leased vehicle income, net decreased in the first quarter of 2020 as compared to the first quarter of 2019. This change was primarily due to depreciation on a larger lease portfolio and a decrease in liquidated units. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$338,954	$343,312	$(4,358)	(1)%
Interest expense on derivatives	(10,120)	(8,930)	(1,190)	13%
Total interest expense	$328,834	$334,382	$(5,548)	(2)%
Total Interest expense decreased $6 million, or 2%, from the first quarter of 2019 to the first quarter of 2020 primarily due to lower interest rate environment partially offset by an increase in average outstanding debt balance by 13%.

Credit Loss Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Credit loss expense	$907,887	$550,879	$357,008	65%

Credit loss expense increased $357 million, or 65%, from the first quarter of 2019 to the first quarter of 2020. The change is primarily driven by the adoption of CECL standard in 2020, which replaced the incurred loss impairment framework with one that reflects expected credit losses over the full expected life of financial assets. In addition, the Company added a significant amount of additional reserve in the first quarter of 2020 to address credit risk associated with the COVID-19 outbreak.
Profit Sharing

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$14,295	$6,968	$7,327	105%

Profit sharing expense consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing expense increased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to increase in lease portfolio and an increase in profit sharing eligible portfolio due to amendment to the Chrysler Agreement with FCA.

Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(63,426)	$(67,097)	$3,671	(5)%
Servicing fee income	19,103	23,806	(4,703)	(20)%
Fees, commissions, and other	95,130	94,376	754	1%
Total other income	$50,807	$51,085	$(278)	(1)%

Average serviced for others portfolio	$10,227,948	$8,887,964	$1,339,984	15%
Investment losses, net, decreased $4 million in the first quarter of 2020, as compared to the first quarter of 2019, primarily due to lower outstanding balance.

Servicing fee income decreased $5 million in the first quarter of 2020, as compared to the first quarter of 2019, due to the lower average balances for serviced portfolio that had higher servicing fee rates. The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. The serviced for others portfolio as of March 31, 2020 and 2019 was as follows:

	March 31,
	2020	2019
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$8,760,998	$5,735,648
SBNA leases	131	202
Total serviced for related parties	8,761,129	5,735,850
CCAP securitizations	152,950	520,842
Other third parties	1,417,358	2,487,473
Total serviced for third parties	1,570,308	3,008,315
Total serviced for others portfolio	$10,331,437	$8,744,165

Fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income remained flat from the first quarter of 2019 to the first quarter of 2020.

Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$133,326	$127,894	$5,432	4%
Repossession expense	57,662	70,860	(13,198)	(19)%
Other operating costs	91,685	92,203	(518)	(1)%
Total operating expenses	$282,673	$290,957	$(8,284)	(3)%
Compensation expenses remained flat from the first quarter of 2019 to the first quarter of 2020.
Repossession expense decreased from the first quarter of 2019 to the first quarter of 2020, primarily because the Company has temporarily suspended involuntary repossession activities nationwide as a result of the COVID-19 outbreak.
Other operating costs remained flat from the first quarter of 2019 to the first quarter of 2020.
Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$(2,458)	$89,764	$(92,222)	(103)%
Income before income taxes	(6,445)	337,267	(343,712)	(102)%
Effective tax rate	38.1%	26.6%

The effective tax rate increased from 26.6% in the first quarter of 2019 to 38.1% in the first quarter of 2020, primarily due to discrete tax adjustments that increased the tax benefit recorded on the pre-tax loss in the first quarter of 2020.

Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$(36,962)	$(20,577)	$(16,385)	80%

The change in unrealized gains (losses) in the first quarter of 2020 as compared to the first quarter of 2019, was primarily driven by interest income realized into the Statement of Income in 2020. In addition, as described in Note 7 “Derivative Financial Instruments”, our cash flow hedge portfolio is in a net negative position because of the decreasing rate environment.

Credit Quality
Loans and Other Finance Receivables
Allowance for Credit losses
Non-prime loans comprise 77% of the Company’s portfolio as of March 31, 2020. The Company records an allowance for credit loss at a level considered adequate to cover lifetime expected credit losses in the Company’s retail installment contracts and other loans and receivables held for investment, based upon a holistic assessment including both quantitative and qualitative considerations. Refer to Note 2 - "Finance Receivables" and Note 4 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s held for investment portfolio of retail installment contracts and receivables from dealers, as of March 31, 2020 and December 31, 2019.
Credit risk profile

A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of March 31, 2020 and December 31, 2019 was as follows (dollar amounts in billions, totals may not foot due to rounding):

March 31, 2020
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.9	97%	$0.1	3%	$0.0	—%	$0.0	—%	$3.0	10%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
<540	<36	0.1	33%	0.1	33%	0.0	—%	0.1	33%	0.3	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.3	90%	4.8	15%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.1	1%	0.2	2%	0.3	3%	8.4	93%	9.0	29%
600-639	<36	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.1	2%	4.6	94%	4.9	16%
>640	<36	1.2	71%	0.2	12%	0.1	6%	0.2	12%	1.7	6%
	36+	0.1	2%	0.1	2%	0.1	2%	4.3	93%	4.6	14%
Total (c)		$5.6	18%	$1.6	5%	$1.1	4%	$22.5	73%	$30.8	100%

December 31, 2019 (b)
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.8	97%	$0.1	3%	$0.0	$0.0	$0.0	$0.0	$2.9	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.4	90%	4.9	16%
540-599	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.2	2%	0.3	3%	0.3	3%	8.3	91%	9.1	30%
600-639	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.2	4%	4.7	92%	5.1	17%
>640	<36	0.5	45%	0.1	9%	0.1	9%	0.4	36%	1.1	4%
	36+	0.1	2%	0.1	2%	0.1	2%	4.7	94%	5.0	16%
Total		$4.8	16%	$1.6	5%	$1.3	4%	$23.0	75%	$30.8	100%
(a) Includes commercial loans
(b) The information as of December 31, 2019 includes balances based on UPB. Difference between amortized cost and UPB was not material.
(c)The amount of accrued interest excluded from the disclosed amortized cost as of March 31, 2020 is $299 million.
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
Refer to Note 4 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the retail installment contracts held for investment that were placed on nonaccrual status, as of March 31, 2020 and December 31, 2019.
Credit Loss Experience
The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(Dollar amounts in thousands)
Principal outstanding at period end	$30,741,144	$28,849,755
Average principal outstanding during the period	$30,718,119	$28,624,598
Number of receivables outstanding at period end	1,921,789	1,813,284
Average number of receivables outstanding during the period	1,839,800	1,805,099
Number of repossessions (a)	65,710	76,963
Number of repossessions as a percent of average number of receivables outstanding	14.3%	17.1%
Net losses	$593,046	$615,204
Net losses as a percent of average principal amount outstanding	7.7%	8.6%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off. The Company has recently temporarily suspended involuntary repossession activities nationwide as a result of the COVID-19 outbreak.
There were no charge-offs on the Company’s receivables from dealers for the three months ended March 31, 2020 and 2019. Net charge-offs on the finance lease receivables portfolio, totaled $569 and $172 for the three months ended March 31, 2020 and 2019, respectively.
Deferrals and Troubled Debt Restructurings
In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to consumers on its retail installment contracts, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. The Company’s policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts was eight, while some marine and recreational vehicle contracts had a maximum of twelve months extended to reflect their longer term. In March 2020, the Company revised its servicing practices related to the maximum number of extensions to increase the permitted number of monthly extensions from eight to twelve and to increase the maximum number of months per extension from two to three. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
The Company is actively working with its borrowers who have been impacted by the COVID-19 and have developed loan modification programs to mitigate the adverse effects of COVID-19 to our loan customers. The predominant program offering is a two-month deferral of payments to the end of the loan term and waiver of late charges. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted.
On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. The Company applied this guidance to extensions / deferrals executed on loans following the COVID-19 outbreak. Historically, the majority of deferrals are approved for borrowers who are either 31-60 or 61-90 days delinquent, however a majority of these COVID-19 specific extensions have been granted to borrowers who were less than 30 days past due at the implementation date of the Company's COVID-19 modification program.
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
The following is a summary of deferrals (amortized cost) on the Company’s retail installment contracts held for investment as of the dates indicated:

	March 31, 2020		December 31, 2019 (a)
	(Dollar amounts in thousands)
Never deferred	$22,968,068	74.6%	$23,830,368	77.3%
Deferred once	4,351,477	14.1%	3,499,477	11.4%
Deferred twice	1,539,735	5.0%	1,463,503	4.8%
Deferred 3 - 4 times	1,719,205	5.6%	1,867,546	6.1%
Deferred greater than 4 times	219,543	0.7%	115,144	0.4%
Total (b)	$30,798,028		$30,776,038
(a) The information as of December 31, 2019 is based on UPB. Difference between amortized cost and UPB was not material.
(b) The amount of accrued interest excluded from the disclosed amortized cost as of March 31, 2020 is $299 million.
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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, expected life of the loan and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the Company’s ACL are also impacted.

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
The following is a summary of the amortized cost (including accrued interest) balance as of March 31, 2020 and December 31, 2019 of loans that have received these modifications and concessions;

	March 31, 2020	December 31, 2019 (a)
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (b)	$984,611	$1,168,358
Bankruptcy-related accounts	35,609	41,756
Extension of maturity date	36,274	35,238
Interest rate reduction	63,971	61,870
Max buy rate and fair lending (c)	6,364,477	6,069,509
Other (d)	337,929	240,553
Total modified loans	$7,822,871	$7,617,284
(a) The table includes balances based on UPB. Difference between amortized cost and UPB was not material.
(b) Reduces a customer’s payment for a temporary time period (no more than six months)
(c) Max buy rate modifications comprises of loans modified by the Company to adjust the interest rate quoted in a dealer-arranged financing. The Company reassesses the contracted APR when changes in the deal structure are made (e.g., higher down payment and lower vehicle price). If any of the changes result in a lower APR, the contracted rate is reduced. Substantially all deal structure changes occur within seven days of the date the contract is signed. These deal structure changes are made primarily to give the consumer the benefit of a lower rate due to an improved contracted deal structure compared to the deal structure that was approved during the underwriting process. Fair Lending modifications comprises of loans modified by the Company related to possible

“disparate impact” credit discrimination in indirect vehicle finance. These modifications are not considered a TDR event because they do not relate to a concession provided to a customer experiencing financial difficulty.
(d) Includes various other types of modifications and concessions, such as hardship modifications that are considered a TDR event.

Refer to Note 4 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s amortized cost (including accrued interest) in TDRs and a summary of delinquent TDRs, as of March 31, 2020 and December 31, 2019.

The following table shows the components of the changes in the amortized cost (including accrued interest) in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Balance — beginning of year	$3,828,892	$5,365,477
New TDRs	185,767	331,792
Charge-offs	(289,567)	(464,758)
Paydowns (a)	(288,339)	(341,606)
Others	—	470
Balance — end of year	$3,436,753	$4,891,375
(a) Includes net discount accreted in interest income for the period.

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, SHUSA and through securitizations in the ABS market and flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $5.1 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the three months ended March 31, 2020, the Company completed on-balance sheet funding transactions totaling approximately $4.0 billion, including:
•securitizations on the Company’s DRIVE, deeper subprime platform, for approximately $1.1 billion;
•lease securitizations on our SRT platform for approximately $1.1 billion;
•private amortizing lease facilities for approximately $1.8 billion; and
•issuance of a retained bond on the Company's SRT platform for approximately $52.6 million

Refer to Note 5 - "Debt" to the accompanying condensed consolidated financial statements for the details on the Company’s total debt.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has one credit facility with eight banks providing an aggregate commitment of $4.0 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Finance lease financing. As of March 31, 2020 there was an outstanding balance of approximately $1.5 billion on this facility in aggregate. The facility requires reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has eight credit facilities with ten banks providing an aggregate commitment of $7.5 billion for the exclusive use of providing short-term liquidity needs to support Core and CCAP Loan financing.  As of March 31, 2020 there was an outstanding balance of approximately $4.7 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of March 31, 2020 there was an outstanding balance of $314 million under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of March 31, 2020 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	750,000	750,000	750,000	750,000
Line of Credit	SHUSA	—	500,000	184,176	485,000
Line of Credit	SHUSA	—	2,500,000	—	—
		$5,650,000	$8,650,000

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

	Three Months Ended March 31,
	2020	2019
	(Dollar amounts in thousands)
Net cash provided by operating activities	$1,395,116	$1,476,283
Net cash used in investing activities	(1,542,427)	(1,906,965)
Net cash provided by financing activities	474,816	671,123
Net Cash Provided by Operating Activities
Net cash provided by operating activities remained materially unchanged from the three months ended March 31, 2019 to the three months ended March 31, 2020.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $365 million from the three months ended March 31, 2019 to the three months ended March 31, 2020, primarily due to an increase of $286 million in collections on finance receivables held for investment and a decrease of $102 million in originations of finance receivables held for investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $196 million from the three months ended March 31, 2019 to the three months ended March 31, 2020, primarily related to tender offer program which expired on February 27, 2020.
Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company’s contingencies and off-balance sheet arrangements, refer to Note 6 - "Variable Interest Entities" and Note 10 - "Commitments and Contingencies" in the accompanying condensed consolidated financial statements.
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
The following table summarizes the Company’s contractual obligations as of March 31, 2020:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,579	$25,911	$25,456	$19,690	$83,636
Notes payable - credit facilities and related party	2,386,255	8,285,424	1,500,000	—	12,171,679
Notes payable - secured structured financings (a)	225,665	9,047,623	11,198,129	7,637,927	28,109,344
Contractual interest on debt	1,036,664	1,033,547	252,475	90,209	2,412,895
Total	$3,661,163	$18,392,505	$12,976,060	$7,747,826	$42,777,554
(a)Adjusted for unamortized costs of $66 million.

Risk Management Framework

The Company’s risk management framework is overseen by its Board, the RC, its management committees, its executive management team, an independent risk management function, an internal audit function and all of its associates. The RC, along with the Company’s full Board, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company’s risk profile. The Company’s primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding the Company’s risk management framework, please refer to the Risk Management Framework section of the Company’s 2019 Annual Report on Form 10-K.

Credit Risk

Company applies qualitative framework to exercise judgment about matters that are inherently uncertain and that are not considered by the quantitative framework. These adjustments are documented and reviewed through the Company’s risk management processes. Furthermore, management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.

ACL levels are collectively reviewed for adequacy and approved quarterly. Required actions resulting from the Company's analysis, if necessary, are governed by its Allowance for Credit Losses Committee. The ACL levels are approved by the board level committees quarterly.

Note 1 to the Consolidated Financial Statements describes the methodology used to determine the ACL and reserve for unfunded lending commitments in the Consolidated Balance Sheets.

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

The Company has policies in place designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of March 31, 2020, the notional value of the Company’s interest rate swap agreements was $2.9 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of March 31, 2020 the notional value of the Company’s interest rate cap agreements was $20.2 billion, under which, all notional was executed Back-to-Back.

The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of March 31, 2020, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $69 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of March 31, 2020, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $151 million.

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
The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the first quarter of 2020, approximately 89% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.

Similarly, lower used vehicle prices also reduce the amount that can be recovered when remarketing repossessed vehicles that serve as collateral underlying loans. The Company manages this risk through loan-to-value limits on originations, monitoring of new and used vehicle values using standard industry guides, and active, targeted management of the repossession process.

Liquidity Risk

The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The
Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company cannot predict how the COVID-19 outbreak and the legal and regulatory responses to the COVID-19 outbreak and related economic disruptions will affect businesses, including liquidity or the ability to access the capital markets. If access to funding is reduced or if the costs to obtain such funding significantly increases, there may be a material impact to business and financial condition.The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•that the Company maintain at least eight external credit providers (as of March 31, 2020, it had thirteen);
•that the Company relies on Santander and affiliates for no more than 30% of its funding (as of March 31, 2020, Santander and affiliates provided 14% of its funding);
•that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of March 31, 2020, the highest single lender’s commitment was 24% (not including repo); and
•that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of March 31, 2020, one of the Company’s warehouse facilities are scheduled to mature in the next six or twelve months).

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
Critical Accounting Estimates
Accounting policies are integral to understanding the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with U.S. GAAP. There have been no material changes (except as disclosed below) in the Company’s critical accounting estimates from those disclosed in Item 7 of the 2019 Annual Report on Form 10-K. The change is as a result of the Company's adoption of CECL standard, on January 1, 2020. Refer to footnote 1 "Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices", and footnote 4 " Credit Loss Allowance and Credit Quality" in the accompanying condensed consolidated financial statements and Part II, Item 2 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality" for a detailed discussion around accounting policy, estimation process and assumptions used in ACL.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of March 31, 2020 (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 outbreak, certain Company employees began working from home in March 2020. Management has taken measures to ensure that the Company’s internal control over financial reporting has not been adversely impacted in a material way by this change.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Reference should be made to Note 10 to the accompanying condensed consolidated financial statements, which is incorporated herein by reference, for information regarding legal proceedings in which the Company is involved, which supplements the discussion of legal proceedings set forth in Note 11 to the accompanying consolidated financial statements of the 2019 Annual Report on Form 10-K.

Item 1A.	Risk Factors

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow including those set forth under Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the risk factors disclosed in that Form 10-K, the Company is subject to (1) risks related to the new credit reserving framework set forth below, and (2) risks related to the COVID-19 outbreak, as noted in the Form 8-K filed with the SEC on April 10, 2020, which is incorporated herein by reference.

Our adoption of the new standard on the measurement of credit losses on financial instruments and its resulting impact on our allowance for credit losses and impairments may prove to be insufficient to absorb expected lifetime losses in our loan portfolio.

The CECL standard introduced a new credit reserving framework, which replaces the incurred loss impairment framework in current GAAP with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for purchased credit deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it is under the current OTTI framework.

The Company adopted this standard using the modified retrospective method for all financial assets measured at amortized cost and net investment in leases. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previous applicable GAAP.

Management's evaluation takes into consideration the risks in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors in accordance with US GAAP and based on regulatory requirements. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Future reserves may be different due to changes in macroeconomic conditions. Credit loss expenses are charged to provision expense in amounts sufficient to maintain the ACL at levels considered adequate to cover expected credit losses in the Company’s HFI loan portfolios.

The process for determining our allowance for credit losses is complex, and we may from time to time make changes to our process for determining our allowance for credit losses. In addition, regulatory agencies periodically review our allowance for credit losses, as well as our methodology for calculating our allowance for credit losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of management. Changes that we make to enhance our process for determining our allowance for credit losses may lead to an increase in our allowance for credit losses. Any increase in our allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on us. Material changes to our methodology for determining our allowance for credit losses could result in the need to restate our financial statements or fines, penalties, potential regulatory action and damage to our reputation.

The impact of COVID-19 are not fully known at this time and while management has considered the future impact in our projections of ACL, actual losses may be higher. Management has factored the uncertainty and management’s potential responses (including the impact of defaults and extension requests) into the future projections of expected credit losses and reasonable and supportable forecast periods. There can be no assurance that the impact of COVID-19 will improve in the near term and any negative impact could in turn materially and adversely affect our business, financial condition and results of operation.

On a quarterly basis, macroeconomic scenarios with various different assumptions surrounding economic growth or decline in the economy are reviewed and approved by management’s Committee. The selection of scenarios and their associated weightings are critical inputs to determining management’s view of future economic conditions to support a reasonable and supportable forecast period and include significant assumptions of future economic performance, which could differ materially from actual outcomes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2020, the Company purchased a total of 18,361,168 shares of its common stock through a tender offer and other share repurchase program at a total cost of approximately $467 million, excluding commission (see below for details).
The following table presents information regarding repurchases of the Company’s common stock as part of publicly announced plans or programs during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				$866,849
January 1 - January 31	—	$—	—	866,849
February 1 - February 29	—	—	—	866,849
March 1 - March 31 (a)(b)	18,361,168	$25.44	18,361,168	399,741
Total	18,361,168	$25.44	18,361,168
(a) On January 30, 2020, the Company commenced a modified Dutch Auction tender offer to purchase shares of its common stock, at a range of between $23 and $26 per share, or such lesser number of shares of its common stock as are properly tendered and not properly withdrawn by the seller, in cash. The tender offer expired on February 27, 2020. On March 3, 2020, the Company announced the final results of its “modified Dutch Auction” tender offer, which commenced on January 30, 2020. The Company accepted for purchase 17,514,707 shares of its common stock, $0.01 par value per share, at a price of $26 per share, for an aggregate cost of approximately $455 million, excluding fees and expenses related to the tender offer. These shares represent approximately 5.2 percent of the shares outstanding.
(b) During the three months ended March 31, 2020, the Company purchased 846,461 shares of its common stock under its share repurchase program at a cost of approximately $12 million, excluding commissions.

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

The following activities are disclosed in response to Section 13(r) with respect to the Group and its affiliates. During the period covered by this report:

•Santander UK holds accounts for two customers, with the first customer holding one GBP Savings Account and one GBP Current Account, and the second customer holding one GBP Savings Account. Both customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. Revenues and profits generated by Santander UK on these accounts in the first quarter of 2020 were negligible relative to the overall profits of Santander UK.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions programme. The accounts held by each customer have been frozen since their UK designation and have remained frozen throughout the first quarter of 2020. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the first quarter of 2020.

•The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations – either under tender documents or under contracting agreements – of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first quarter of 2020 which were negligible relative to the overall revenues and profits of Banco Santander, S.A. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description

10.1*
Offer Letter, by and among Gene Cohler and Santander Consumer USA Holdings Inc. and Santander Consumer USA (certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed)#

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
Name: Mahesh Aditya
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mahesh Aditya	President and Chief Executive Officer	May 1, 2020
Mahesh Aditya	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	May 1, 2020
Fahmi Karam	(Principal Financial and Accounting Officer)