Form 10-Q
period 2020-06-30
Santander Consumer USA Holdings Inc.
filed 2020-07-31
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered	Outstanding shares at July 27, 2020
Common Stock ($0.01 par value)	SC	New York Stock Exchange	315,678,219
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
•our agreement with FCA (FCA US LLC, formerly Chrysler Group LLC) may not result in currently anticipated levels of growth and is subject to certain conditions that could result in termination of the agreement;
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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Annual Report on Form 10-K.

ABS	Asset-backed securities
ACL	Allowance for credit loss
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
Amendment	Amendment to the Chrysler Agreement with FCA, dated June 28, 2019.
Amortized costs	Includes unpaid principal balance (UPB), net of discounts and premiums
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCAP	Chrysler Capital
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CECL	Current Expected Credit Loss, Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year master private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
COVID-19	Coronavirus disease 2019
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
EIR	Effective interest rate
ECL	Expected credit losses
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	FCA US LLC, formerly Chrysler Group LLC
FICO®	A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit
FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston

FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
HPI	Housing Price Index
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
PD	Probability of default
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
PSRT	Private Santander Retail Auto Lease Trust, a lease securitization platform
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts	Includes retail installment contracts individually acquired or originated by the Company and purchased non-credit deteriorated finance receivables
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCART	Santander Consumer Auto Receivables Trust, a securitization platform
SCI	Santander Consumer International Puerto Rico, LLC, a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
SREV	Santander Revolving Auto Loan Trust, a securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose financing trusts utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents - $105,725 and $41,785 held at affiliates, respectively	$175,936	$81,848
Finance receivables held for sale, net	2,445,599	1,007,105
Finance receivables held for investment, at amortized cost	30,606,438	30,810,487
Allowance for credit loss	(5,859,954)	(3,043,468)
Finance receivables held for investment, at amortized cost, net	24,746,484	27,767,019
Restricted cash - $27 and $27 held at affiliates, respectively	2,057,315	2,079,239
Accrued interest receivable	447,232	288,615
Leased vehicles, net	16,239,622	16,461,982
Furniture and equipment, net of accumulated depreciation of $95,252 and $85,347, respectively	61,653	59,873
Goodwill	74,056	74,056
Intangible assets, net of amortization of $57,664 and $52,665, respectively	53,159	42,772
Other assets - $6,011 and $30,841 held at affiliates, respectively	967,639	1,071,020
TOTAL ASSETS	$47,268,695	$48,933,529
LIABILITIES AND EQUITY
LIABILITIES
Borrowings and other debt obligations - $9,206,361 and $5,652,325 to/from affiliates, respectively	$40,636,769	$39,194,141
Deferred tax liabilities, net	910,448	1,468,222
Accounts payable and accrued expenses - $77,437 and $63,951 held at affiliates, respectively	508,290	563,277
Other liabilities - $2,183 and $24,730 held at affiliates, respectively	317,723	389,269
TOTAL LIABILITIES	42,373,230	41,614,909
Commitments and contingencies (Notes 7 and 14)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
363,104,222 and 362,798,115 shares issued and 316,235,387 and 339,201,748 shares outstanding, respectively	3,162	3,392
Additional paid-in capital	624,554	1,173,262
Accumulated other comprehensive income (loss), net of taxes	(63,705)	(26,693)
Retained earnings	4,331,454	6,168,659
TOTAL STOCKHOLDERS' EQUITY	4,895,465	7,318,620
TOTAL LIABILITIES AND EQUITY	$47,268,695	$48,933,529

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest on finance receivables and loans	$1,236,600	$1,261,098	$2,510,419	$2,514,678
Leased vehicle income	737,549	676,236	1,485,528	1,325,796
Other finance and interest income	2,657	11,437	10,208	21,684
Total finance and other interest income	1,976,806	1,948,771	4,006,155	3,862,158
Interest expense — Including $71,055, $45,909 and $133,825 and $90,782 to affiliates, respectively	308,982	330,039	637,816	664,421
Leased vehicle expense	610,861	444,442	1,163,773	888,461
Net finance and other interest income	1,056,963	1,174,290	2,204,566	2,309,276
Credit loss expense	861,896	430,676	1,769,783	981,555
Net finance and other interest income after credit loss expense	195,067	743,614	434,783	1,327,721
Profit sharing	11,530	13,345	25,825	20,313
Net finance and other interest income after credit loss expense and profit sharing	183,537	730,269	408,958	1,307,408
Investment losses, net	(147,582)	(84,787)	(211,008)	(151,884)
Servicing fee income — Including $11,321, $14,275, $23,873 and $27,270 from affiliates, respectively	19,120	25,002	38,223	48,808
Fees, commissions, and other — Including $6,567, $12,186, $9,873 and $18,967 from affiliates, respectively	82,069	90,196	177,199	184,572
Total other income	(46,393)	30,411	4,414	81,496
Compensation and benefits	127,643	122,678	260,969	250,572
Repossession expense	22,289	69,699	79,951	140,559
Other expenses — Including $1,208, $811, $2,305 and $1,744 to affiliates, respectively	116,747	88,272	208,432	180,475
Total other expenses	266,679	280,649	549,352	571,606
Income (loss) before income taxes	(129,535)	480,031	(135,980)	817,298
Income tax expense	(32,857)	111,764	(35,315)	201,528
Net income (loss)	$(96,678)	$368,267	$(100,665)	$615,770

Net income (loss)	$(96,678)	$368,267	$(100,665)	$615,770
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges, net of tax of $41, $10,870, $(12,502) and $17,665, respectively	180	(34,045)	(38,838)	(55,084)
Unrealized gains (losses) on available-for-sale and held-to-maturity debt securities net of tax of $(74), $(173), $587 and $(321), respectively	(230)	539	1,826	1,001
Comprehensive income (loss)	$(96,728)	$334,761	$(137,677)	$561,687
Net income per common share (basic)	$(0.30)	$1.05	$(0.31)	$1.75
Net income per common share (diluted)	$(0.30)	$1.05	$(0.31)	$1.75
Dividend declared per common share	$0.22	$0.20	$0.44	$0.40
Weighted average common shares (basic)	319,773,636	351,106,197	326,899,844	351,309,700
Weighted average common shares (diluted)	319,878,145	351,556,349	327,137,104	351,825,554

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance — April 1, 2020	321,118	$3,211	$707,384	$(63,655)	$4,499,163	$5,146,103
Tax impact of adoption of ASU 2019-12	—	—	—	—	(382)	(382)
Stock issued in connection with employee incentive compensation plans	29	—	(112)	—	—	(112)
Stock-based compensation expense	—	—	1,113	—	—	1,113
Stock repurchase/Treasury stock	(4,912)	(49)	(83,939)	—	—	(83,988)
Dividends-Common stock, $0.22/share	—	—	—	—	(70,649)	(70,649)
Tax sharing with affiliate	—	—	108	—	—	108
Available-for-sale securities, net of taxes	—	—	—	(230)	—	(230)
Net income (loss)	—	—	—	—	(96,678)	(96,678)
Other comprehensive income (loss), net of taxes	—	—	—	180	—	180
Balance — June 30, 2020	316,235	$3,162	$624,554	$(63,705)	$4,331,454	$4,895,465

Balance — April 1, 2019	351,729	$3,517	$1,499,092	$12,938	$5,642,983	$7,158,530
Stock issued in connection with employee incentive compensation plans	151	1	141	—	—	142
Stock-based compensation expense	—	—	1,055	—	—	1,055
Stock repurchase/Treasury stock	(3,750)	(37)	(86,827)	—	—	(86,864)
Dividends-Common stock, $0.20/share	—	—	—	—	(70,364)	(70,364)
Available-for-sale securities, net of taxes	—	—	—	539	—	539
Net income	—	—	—	—	368,267	368,267
Other comprehensive income (loss), net of taxes	—	—	—	(34,044)	—	(34,044)
Balance — June 30, 2019	348,130	$3,481	$1,413,461	$(20,567)	$5,940,886	$7,337,261

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance — January 1, 2020	339,202	$3,392	$1,173,262	$(26,693)	$6,168,659	$7,318,620
Cumulative-effect adjustment upon adoption of CECL standard (Note 1)	—	—	—	—	(1,590,885)	(1,590,885)
Tax impact of adoption of ASU 2019-12	—	—	—	—	(382)	(382)
Stock issued in connection with employee incentive compensation plans	305	3	(1,746)	—	—	(1,743)
Stock-based compensation expense	—	—	5,150	—	—	5,150
Stock repurchase/Treasury stock	(23,272)	(233)	(552,220)	—	—	(552,453)
Dividends-Common stock, $0.44/share	—	—	—	—	(145,273)	(145,273)
Tax sharing with affiliate	—	—	108	—	—	108
Available-for-sale securities, net of taxes	—	—	—	1,826	—	1,826
Net income (loss)	—	—	—	—	(100,665)	(100,665)
Other comprehensive income (Loss), net of taxes	—	—	—	(38,838)	—	(38,838)
Balance — June 30, 2020	316,235	$3,162	$624,554	$(63,705)	$4,331,454	$4,895,465

Balance — January 1, 2019	352,303	3,523	1,515,572	33,515	5,465,748	7,018,358
Stock issued in connection with employee incentive compensation plans	542	5	(1,574)	—	—	(1,569)
Stock-based compensation expense	—	—	7,042	—	—	7,042
Stock repurchase/Treasury stock	(4,715)	(47)	(104,597)	—	—	(104,644)
Dividends-Common stock, $0.40/share	—	—	—	—	(140,632)	(140,632)
Tax sharing with affiliate	—	—	(2,982)	—	—	(2,982)
Available-for-sale securities, net of taxes	—	—	—	1,001	—	1,001
Net income	—	—	—	—	615,770	615,770
Other comprehensive income (loss), net of taxes	—	—	—	(55,083)	—	(55,083)
Balance — June 30, 2019	348,130	$3,481	$1,413,461	$(20,567)	$5,940,886	$7,337,261

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(100,665)	$615,770
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	9,708	13,367
Credit loss expense	1,769,783	981,555
Depreciation and amortization	1,238,229	951,039
Accretion of discount	(11,284)	(45,826)
Originations and purchases of receivables held for sale	(1,637,194)	—
Proceeds from sales of and collections on receivables held for sale	63,587	70,173
Change in revolving personal loans, net	(25,598)	(72,722)
Investment losses, net	211,008	151,884
Stock-based compensation	5,150	7,042
Deferred tax expense/(benefit)	(34,812)	188,598
Changes in assets and liabilities:
Accrued interest receivable	(172,700)	10,651
Accounts receivable	6,259	(1,348)
Federal income tax and other taxes	4,990	7,036
Other assets	(13,769)	(25,432)
Accrued interest payable	(12,838)	(2,258)
Other liabilities	(107,749)	12,840
Net cash provided by operating activities	1,192,105	2,862,369
Cash flows from investing activities:
Originations and purchases of portfolios, and disbursements on finance receivables held for investment	(7,335,524)	(8,096,384)
Collections on finance receivables held for investment	6,010,706	6,057,333
Proceeds from sale of loans held for investment	512,286	—
Leased vehicles purchased	(3,022,996)	(4,517,624)
Manufacturer incentives received	209,659	450,954
Proceeds from sale of leased vehicles	1,757,528	1,840,648
Change in revolving personal loans, net	54,159	50,267
Purchases of available-for-sale securities	—	(85,098)
Proceeds from repayments and maturities of available-for-sale securities	—	3,000
Purchases of held-to-maturity investment securities	(24,040)	—
Proceeds from repayments and maturities of held-to-maturity securities	698	—
Purchases of furniture and equipment	(14,874)	(6,810)
Sales of furniture and equipment	1	355
Upfront fee paid to FCA	—	(60,000)
Net cash used in investing activities	(1,852,397)	(4,363,359)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs - $7,815,000 and $3,695,000 from affiliates, respectively	23,961,221	21,421,460
Payments on borrowings and other debt obligations - $(4,265,000) and $(3,195,000) to affiliates, respectively	(22,531,448)	(19,554,820)
Proceeds from stock option exercises, gross	409	1,519
Shares repurchased	(552,453)	(104,644)
Dividends paid	(145,273)	(140,632)
Other financing activities
Net cash provided by (used in) financing activities	732,456	1,622,883

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Net increase (decrease) in cash and cash equivalents and restricted cash	72,164	121,893
Cash and cash equivalents and restricted cash— Beginning of year	2,161,087	2,250,484
Cash and cash equivalents and restricted cash— End of year	$2,233,251	$2,372,377
Supplemental cash flow information:
Cash and cash equivalents	175,936	99,756
Restricted cash	2,057,315	2,272,621
Total cash, cash equivalents and restricted cash	$2,233,251	$2,372,377

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.Description of Business, Basis of Presentation, and Accounting Policies
The Company is the holding company for SC Illinois, and its subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. The Company’s primary business is the indirect origination and servicing of retail installment contracts and leases, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, the Company sells consumer retail installment contracts through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer retail installment contracts. SAF is our primary vehicle financing brand, and is available as a finance option for automotive dealers across the United States.

Since May 2013, under the Chrysler Agreement with FCA, the Company has operated as FCA’s preferred provider for consumer loans, leases and dealer loans and provides services to FCA customers and dealers under the CCAP brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. In 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified that Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it provides other consumer finance products.
As of June 30, 2020, the Company was owned approximately 77.7% by SHUSA, a subsidiary of Santander, and approximately 22.3% by other shareholders.
The Company is taking numerous proactive steps to mitigate the negative financial and operational impacts of COVID-19. Business contingency plans have been implemented and will continue to be adjusted in response to the evolving global situation.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, including certain Trust that are considered VIEs. The Company also consolidates other VIEs for which it is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated and contain adequate disclosure for the fair statement of this interim financial information. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and those differences may be material. The most significant estimates include the determination of credit loss allowance, accretion of discounts and subvention, impairment, fair value measurements, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

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

Recently Adopted Accounting Standards
Since January 1, 2020, the Company adopted the following FASB ASUs:

•Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changed how entities measure credit losses for most financial assets and certain other instruments that are measured at amortized cost. The amendment introduced a new credit reserving framework known as "Current Expected Credit Loss" (“CECL”), which replaced the incurred loss impairment framework with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changed the accounting framework for purchased credit deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it is under the prior OTTI framework. The Company adopted the new guidance on January 1, 2020, on a modified retrospective basis, which resulted in an increase in the ACL of approximately $2.1 billion, a decrease to opening retained earnings of approximately $1.6 billion and a decrease in deferred tax liabilities, net of approximately $0.5 billion , at January 1, 2020. The increase was based on forecasts of expected future economic conditions and was primarily driven by the fact that the allowance covers expected lifetime credit losses of the loan portfolios. The standard did not have a material impact on the Company's other financial instruments.
•In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients to reduce the costs and complexity associated with the high volume of contractual modifications expected in the transition away from LIBOR as the benchmark rate in contracts and hedges. These optional expedients allow entities to negate many of the accounting impacts of modifying contracts and hedging relationships necessitated by reference rate reform, allowing them to generally maintain the accounting as if a change had not occurred. The Company adopted this standard during the three months ended March 31, 2020, and will elect the practical expedients relative to the Company’s contracts and hedging relationships modified as a result of reference rate reform through December 31, 2022. These practical expedients did not have a material impact on the Company’s business, financial position, results of operations, or disclosures.
•In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general tax accounting principles and simplifying other specific tax scenarios. The Company early adopted this update as of January 1, 2020, and it did not have any material impact to the Company’s business, financial position, results of operations, or disclosures.
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
The Company conducts an impairment assessment quarterly on all AFS securities with a fair value that is less than their amortized cost basis to determine whether the loss is due to credit factors. Securities for which management expects risk of nonpayment of the amortized cost basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, since these entities have a long history of no defaults and the highest credit ratings issued by rating agencies. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and by the recording of a valuation reserve. The non-credit component is recorded within AOCI.
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
The Company measures expected losses of all components on an amortized cost basis. For all loans except TDRs, the Company has elected to exclude accrued interest receivable balances from the measurement of expected credit losses because it applies a nonaccrual policy that results in the timely write off of uncollectible accrued interest.
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
Collateral- Dependent Assets
A loan is considered a Collateral Dependent Financial Asset when (a) the Company determines foreclosure is probable or (b) the borrower is experiencing financial difficulty and the Company expects repayment to be provided substantially through the operation or sale of the collateral. For all collateral dependent loans such as certain bankruptcy modifications, the Company measures the ACL as the difference between the loan’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell. If repayment or satisfaction of the loan is dependent only on the operation, rather than the sale, of the collateral, the measure of credit losses does not incorporate estimated costs to sell. The collateral dependent loan is written down (i.e. charged off) to the fair value of the collateral adjusted for costs to sell (if repayment from sale is expected.) Any subsequent increase or decrease in the collateral’s fair value less cost to sell is recognized as an adjustment to the related loan’s ACL.
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
Recently Issued Accounting Standards Not Yet Adopted

There are no recently issued GAAP accounting developments that we expect will have a material impact on the Company's business, financial position, results of operations, or disclosures upon adoption.

2. Finance Receivables
Held For Investment
Finance receivables held for investment, net is comprised of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Retail installment contracts, net (a)	$24,710,718	$27,719,221
Purchased receivables - credit deteriorated	9,312	12,177
Receivables from dealers	3,668	12,536
Finance lease receivables (Note 4)	22,786	23,085
Finance receivables held for investment, net	$24,746,484	$27,767,019
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net.
As of June 30, 2020 and December 31, 2019, $10,585 and $22,353 of loans were recorded at fair value, respectively (Note 10).
The Company’s held for investment portfolio of retail installment contracts is comprised of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$26,527,943	$3,946,808
ACL	(4,818,187)	(1,037,628)
Discount (net of subvention and participation)	12,467	(13,288)
Capitalized origination costs and fees	89,034	3,569
Net carrying balance	$21,811,257	$2,899,461
ACL as a percentage of unpaid principal balance	18.2%	26.3%
ACL and discount as a percentage of unpaid principal balance	18.1%	26.6%

	December 31, 2019
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$26,895,551	$3,859,040
Credit loss allowance - specific	—	(914,718)
Credit loss allowance - collective	(2,123,878)	—
Discount (net of subvention and participation)	(67,484)	(17,167)
Capitalized origination costs and fees	84,961	2,916
Net carrying balance	$24,789,150	$2,930,071
Allowance as a percentage of unpaid principal balance	7.9%	23.7%
Allowance and discount as a percentage of unpaid principal balance	8.1%	24.1%

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 7). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $785,012 and $741,592 of the unpaid principal balance represented fleet contracts with commercial borrowers as of June 30, 2020 and December 31, 2019, respectively.
During the six months ended June 30, 2020 and 2019, the Company originated (including the SBNA originations program) $7,310,275 and $5,895,651, respectively, in CCAP loans which represented 62% and 54%, respectively, of the total retail installment contract originations (including the SBNA originations program).
As of June 30, 2020, borrowers on the Company’s retail installment contracts held for investment are located in Texas (17%), Florida (11%), California (8%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

During the three and six months ended June 30, 2020 and 2019, the Company did not acquire any vehicle loan portfolios from third party lenders.

During three months ended June 30, 2020 and 2019 the Company recognized certain retail installment contracts with an unpaid principal balance of $0 and $74,718, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized certain retail installment contracts with an unpaid principal balance of $76,878 and $74,718 respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 10).

Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of June 30, 2020, borrowers on these dealer receivables are located in New York.
Held For Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Retail installment contracts acquired individually	1,637,194	—
Personal loans	$808,405	$1,007,105
Finance receivables held for sale, net	$2,445,599	$1,007,105
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Sales of retail installment contracts to third parties	$512,286	$—	$512,286	$—
Proceeds from sales of charged-off assets to third parties	$—	$6,148	$20,875	$26,373

3. Credit Loss Allowance and Credit Quality
Credit Loss Allowance
During the first quarter of 2020, the Company changed the model used for estimating the ACL on retail installment contracts from incurred loss model to an expected lifetime loss model, as a result of the Company's adoption of the CECL standard on January 1, 2020.
The Company maintains an ACL on the retail installment contracts held for investment, which excludes those loans measured at fair value in accordance with applicable accounting standards. The Company maintains an expected ACL for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of June 30, 2020 and 2019, the ACL for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired. The Company estimates losses on the finance lease receivable portfolio based on delinquency status, loss experience to date, future expectation of losses as well as various economic factors.
Retail installment contracts
The activity in the ACL for the retail installment contracts for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
	Non-TDR	TDR	Non-TDR	TDR

Balance — beginning of period	$4,482,663	$973,236	$1,891,351	$1,280,649
Credit loss expense (a)	744,511	116,419	348,817	59,806
Charge-offs (b)	(721,218)	(127,617)	(795,901)	(369,523)
Recoveries	312,231	75,590	517,626	185,371
Balance — end of period	$4,818,187	$1,037,628	$1,961,893	$1,156,303

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
	Non-TDR	TDR	Non-TDR	TDR
Balance — beginning of period	$2,123,878	$914,718	$1,819,360	$1,416,743
Day 1 - Adjustment to allowance for adoption of CECL standard	2,030,473	71,833	—	—
Credit loss expense (a)	1,501,704	267,268	795,305	164,419
Charge-offs (b)	(1,620,768)	(417,184)	(1,723,358)	(836,160)
Recoveries	782,900	200,993	1,070,586	411,301
Balance — end of period	$4,818,187	$1,037,628	$1,961,893	$1,156,303
(a) Excluded from the credit loss expense is $39 million related to retail installment contracts sold in an off-balance sheet securitization during the three and six months ended June 30, 2020. In addition, credit loss expense excludes $12 million related to retail installment contracts transferred to held for sale during the three and six months ended June 30, 2020. Furthermore, credit loss expense includes $20 million related to retail installment contracts transferred to held for sale during the three and six months ended June 30, 2019.
(b) Charge-offs for retail installment contracts includes partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional ACL on these loans.

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

The Company estimates lifetime expected losses based on prospective information as well as account level models based on historical data. Unemployment, HPI, and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the probability of default). The used vehicle index is also used to estimate the loss in the event of default. The historic volume of loan deferrals provided to customers impacted by COVID-19 has driven positive trends in delinquencies and severity (charge-offs) in the quarter, however, the inclusion of key loan characteristics as inputs to the models (including number of extensions) and management’s evaluation of qualitative factors ensure the allowance is appropriate.

The Company has determined the reasonable and supportable period to be three years at which time economic forecasts generally tend to revert to historical averages. The Company utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data. The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustment for macroeconomic uncertainty. The baseline scenario was based on the latest consensus forecasts available which show a steep decline in key variables in this quarter, including a sharp increase in unemployment rates (which are a key driver to losses), followed by a recovery in the second half of the year, supported by reopening of the economy and government stimulus. The scenarios are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through established committee governance.

The Company’s allowance for credit losses increased $0.4 billion and $2.8 billion for the three and six months ended June 30, 2020. For the three months ended June 30, 2020, the increase was primarily due to a reserve build associated with a weaker economic outlook related to COVID-19, partially offset by declines in balances. For the six months ended June 30, 2020, the primary drivers were a $2.1 billion increase at CECL adoption on January 1, 2020, driven mainly by the addition of lifetime expected credit losses for non-TDR loans, and additional reserves specific to COVID-19 risk, partially offset by a decline in balances.

Other portfolios

The ACL for the period end and its activity for Dealer Loans, Finance Lease receivable portfolio, and Purchased receivable portfolio - credit deteriorated, for the three and six months ended June 30, 2020 and 2019, is insignificant.

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

A summary of delinquencies as of June 30, 2020, and December 31, 2019 is as follows:

	June 30, 2020
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit deteriorated	Total	Percent
Amortized cost, 30-59 days past due	$1,308,305	$1,103	$1,309,408	4.3%
Amortized cost over 59 days	743,693	477	744,170	2.4%
Total delinquent balance at amortized cost (a)	$2,051,998	$1,580	$2,053,578	6.7%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $41,969.

	December 31, 2019
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit impaired	Total	Percent
Principal, 30-59 days past due	$2,972,495	$1,930	$2,974,425	9.7%
Delinquent principal over 59 days	1,578,452	1,596	1,580,048	5.1%
Total delinquent principal (a)	$4,550,947	$3,526	$4,554,473	14.8%
(a) The table includes balances based on UPB. Difference between amortized cost and UPB was not material.

As of June 30, 2020 and December 31, 2019, there were no receivables from dealers that were 30 days or more delinquent. The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $98,470 and $128,872 as of June 30, 2020 and December 31, 2019, respectively.

Non-Accrual Loans for Retail Installment Contracts

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss for retail installment contracts is as follows:

	June 30, 2020
	Non-accrual loans	Non-accrual loans with no allowance (a)	Interest income recognized on nonaccrual loans (YTD)	Non-accrual loans as a percent of total amortized cost
Non-TDR	$622,126	$139,643	$42,598	2.0%
TDR	242,037	48,194	19,974	0.8%
Total non-accrual loans	$864,163	$187,837	$62,572	2.8%
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

Delinquent balances and nonaccrual balances are lower as of June 30, 2020 primarily due to the large number of deferrals granted to borrowers impacted by COVID-19.

Credit Quality Indicators
FICO® Distribution (determined at origination) — Amortized Cost Basis (in millions) by Origination Year for Retail Installment Contacts

								Total
June 30, 2020	2020 (a)	2019	2018	2017	2016	2015	Prior	Amount	%
No-FICO®s	926	1,498	696	702	374	231	59	4,486	14.7%
<540	1,002	1,656	1,131	583	352	266	149	5,139	16.8%
540-599	2,112	3,669	2,182	871	572	388	165	9,959	32.6%
600-639	1,298	2,276	1,257	438	316	193	89	5,867	19.2%
>640	1,364	1,776	1,046	356	292	209	73	5,116	16.7%
Total (b)	$6,702	$10,875	$6,312	$2,950	$1,906	$1,287	$535	$30,567	100.0%

(a) Represents six months ended June 30, 2020
(b) The amount of accrued interest excluded from the disclosed amortized cost table is $447 million.

FICO® Band	December 31, 2019 (a)
No-FICO®s	12.4%
<540	16.9%
540-599	31.9%
600-639	19.0%
>640	19.8%

(a) Percentages are based on UPB. Difference between amortized cost and UPB was not material.

Commercial Lending — The Company’s risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications. All the receivables from dealers, as of June 30, 2020 and December 31, 2019 were classified as “Pass.”
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. The purchased receivables portfolio - credit deteriorated, operating and finance leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of June 30, 2020 and December 31, 2019 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of June 30, 2020 and December 31, 2019, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s amortized cost (including accrued interest) of TDRs as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	Retail Installment Contracts
Amortized Cost including accrued interest (a)	$3,981,618	$3,828,892
Impairment	(1,037,628)	(914,718)
Amortized cost including accrued interest, net of impairment	$2,943,990	$2,914,174
(a) As of June 30, 2020, this balances excludes $80.3 million of collateral-dependent bankruptcy TDRs that have been written down by $32.1 million to fair value less cost to sell. As of December 31, 2019, this balance excludes $94.9 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell.

A summary of the amortized cost (including accrued interest) of the Company’s delinquent TDRs at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
	Retail Installment Contracts (a)
30-59 days past due	$455,319	$927,952
Delinquent balance over 59 days	217,522	521,709
Total delinquent TDRs	$672,841	$1,449,661
(a) The December 31, 2019 balances were based on unpaid principal balance. Difference between amortized cost and UPB was not material.

The decrease in total delinquent TDRs is primarily due to the significant increase in deferrals provided to borrowers in response to COVID-19 impacts.

Average amortized cost (including accrued interest) and interest income recognized on TDR loans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
Average amortized cost (including accrued interest)	$3,759,022	$4,745,931	$3,801,801	$4,970,364
Interest income recognized	135,768	199,305	292,006	434,993
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
Amortized cost (including accrued interest) before TDR	$905,143	$295,540	$1,082,358	$627,549
Amortized cost (including accrued interest) after TDR	920,850	296,257	1,098,453	628,887
Number of contracts (not in thousands)	45,340	17,335	55,166	37,208
A TDR is considered to have subsequently defaulted upon charge off, which for retail installment contracts is at the earlier of the date of repossession or 120 days past due and for revolving personal loans is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2020 and 2019 are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
Amortized cost (including accrued interest) in TDRs that subsequently defaulted (a)	$31,534	$90,128	$100,868	$216,365
Number of contracts (not in thousands)	2,003	5,335	6,088	12,907
(a) For TDR modifications and TDR modifications that subsequently default, the allowance methodology remains unchanged; however, the transition rates of the TDR loans are adjusted to reflect the respective risks.

4. Leases (SC as Lessor)
The Company originates operating and finance leases, which are separately accounted for and recorded on the Company’s condensed consolidated balance sheets. Operating leases are reported as leased vehicles, net, while finance leases are included in finance receivables held for investment, net.
Lease extensions granted by the Company are not treated as modifications. Income continues to accrue during the extension period and remaining lease payments are recorded on a straight-line basis over the modified lease term.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Leased vehicles	$21,854,377	$21,722,726
Less: accumulated depreciation	(4,647,703)	(4,159,944)
Depreciated net capitalized cost	17,206,674	17,562,782
Manufacturer subvention payments, net of accretion	(1,034,636)	(1,177,342)
Origination fees and other costs	67,584	76,542
Net book value	$16,239,622	$16,461,982

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of June 30, 2020:

Remainder of 2020	$1,438,322
2021	2,090,896
2022	971,609
2023	231,052
2024	1,727
Thereafter	—
Total	$4,733,606

Finance Leases

Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Gross investment in finance leases	$33,892	$34,443
Origination fees and other	263	241
Less: unearned income	(7,237)	(6,859)
Net investment in finance leases before allowance	26,918	27,825
Less: allowance for lease losses (a)	(4,132)	(4,740)
Net investment in finance leases	$22,786	$23,085
(a) The impact of day 1 - Adjustment to allowance for adoption of CECL standard was insignificant.

The following summarizes the maturity analysis of lease payments due to the Company as lessor under finance leases as of June 30, 2020:

Remainder of 2020	$5,331
2021	9,809
2022	8,392
2023	6,106
2024	3,534
Thereafter	720
Total	$33,892

5. Other Assets
Other assets were comprised as follows:

	June 30, 2020	December 31, 2019
Vehicles (a)	$292,191	$341,465
Manufacturer subvention payments receivable (b)	89,856	74,738
Upfront fee (b)	84,133	98,980
Derivative assets at fair value (c)	6,461	65,358
Derivative - collateral	128,249	147,914
Operating leases (Right-of-use-assets)	52,335	57,508
Available-for-sale debt securities	95,586	92,246
Held-to-maturity debt securities (d)	23,367	—
Equity securities not held for trading	213	—
Prepaids	49,094	45,644
Accounts receivable	30,161	24,103
Federal and State tax receivable	87,749	82,945
Other	28,244	40,119
Other assets	$967,639	$1,071,020

(a)Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations. The balance is lower as of June 30, 2020 due to the Company’s temporary suspension of repossessions during the first months of the COVID-19 crisis.
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
(c)Derivative assets at fair value represent the gross amount of derivatives presented in the condensed consolidated financial statements. Refer to Note 9 - "Derivative Financial Instruments" to these condensed Consolidated Financial Statements for the detail of these amounts.
(d)Held-to-maturity debt securities includes accrued interest as of June 30, 2020.

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

Supplemental information relating to these operating leases is as follows:

June 30, 2020
Operating leases-right of use assets	$52,335
Other liabilities	72,242
Weighted average lease term	5.8
Weighted average discount rate	3.4%

Lease expense incurred totaled $3,545 and $3,448 for the three months ended June 30, 2020 and 2019, respectively, and $7,107 and $6,914 for the six months ended June 30, 2020 and 2019, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $8,582 during the six months ended June 30, 2020.

The maturity of lease liabilities at June 30, 2020 are as follows:

June 30, 2020
2020	$8,479
2021	13,337
2022	12,632
2023	12,755
2024	12,701
Thereafter	19,691
Total	$79,595
Less: Interest	(7,353)
Present value of lease liabilities	$72,242

Available-for-sale and Held-to-maturity debt securities

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

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity ("HTM") securities. Held-to-maturity securities are reported at cost and adjusted for payments, charge-offs, amortization of premium and accretion of discount.

Realized gains and losses on sales of investment securities are recognized on the trade date and are determined using specific identification method and are included in earnings within Investment gain (losses) on sale of securities. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities available-for-sale and held-to-maturity debt securities as of June 30, 2020:

	June 30, 2020
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$92,165	$3,421	$—	$95,586
Held-to-maturity debt securities (Asset-Backed Notes)	$23,342	$353	$—	$23,695

Contractual Maturities

The contractual maturities of available-for-sale and held-to-maturity debt instruments are summarized in the            following table:

	June 30, 2020
	Available-for-sale debt securities		Held-to-maturity debt securities
	Amortized cost	Fair value	Amortized cost	Fair value
Due within one year	$4,969	$5,091	$—	$—
Due after one year but within 5 years	87,196	90,495	17,207	17,307
Due after 5 year but within 10 years	—	—	6,135	6,388
Total	$92,165	$95,586	$23,342	$23,695

There were no transfers of securities between available-for-sale and held-to-maturity during the periods ended June 30, 2020 or December 31, 2019.

Other Investments

Other investments includes the equity securities not held for trading as 5% of certificate related to the off-balance sheet securitization. Equity securities are measured at fair value as of June 30, 2020 for $213, with changes in fair value recognized in net income.

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

On-balance sheet variable interest entities

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	June 30, 2020	December 31, 2019
Assets
Restricted cash	$1,612,388	$1,629,870
Finance receivables held for sale, net	640,237	—
Finance receivables held for investment, net	22,489,596	26,532,328
Leased vehicles, net	16,239,622	16,461,982
Various other assets	703,234	625,359
Total assets	$41,685,077	$45,249,539
Liabilities
Notes payable	$32,278,091	$34,249,851
Various other liabilities	101,067	188,093
Total liabilities	$32,379,158	$34,437,944

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

As of June 30, 2020 and December 31, 2019, the Company was servicing $28,108,805 and $27,253,573, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three and six months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Assets securitized	$3,887,075	$4,913,261	$10,562,806	$9,841,723

Net proceeds from new securitizations (a)	$2,932,117	$3,794,437	$6,808,647	$7,757,055
Net proceeds from retained bonds	1,526	99,999	55,993	117,305
Cash received for servicing fees (b)	246,545	289,634	493,288	497,959
Net distributions from Trusts (b)	621,708	1,078,665	1,557,381	1,671,434
Total cash received from Trusts	$3,801,896	$5,262,735	$8,915,309	$10,043,753
(a)Includes additional advances on existing securitizations.
(b)These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three months ended June 30, 2020 the Company sold $512,286, of gross retail installment contracts to third party investors in off-balance sheet securitizations for a loss of $26,884. The losses were recorded in investment losses, net, in the accompanying condensed consolidated statements of income. There were no sales during the three months ended March 31, 2020 and for the three and six months ended June 30, 2019.
As of June 30, 2020 and December 31, 2019, the Company was servicing $2,250,584 and $2,408,205, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	June 30, 2020	December 31, 2019
Related party SPAIN serviced securitizations	$1,639,063	$2,149,008
Third party SCART serviced securitizations	484,413	—
Third party CCAP serviced securitizations	127,108	259,197
Total serviced for others portfolio	$2,250,584	$2,408,205
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.
A summary of the cash flows received from off-balance sheet securitization trusts for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Receivables securitized (a)	$512,286	$—	$512,286	$—

Net proceeds from new securitizations	460,086	—	460,086	—
Cash received for servicing fees	5,079	9,357	11,258	19,608
Total cash received from securitization trusts	465,165	9,357	471,344	19,608
(a) Represents the unpaid principal balance at the time of original securitization.

7. Debt

Total borrowings and other debt obligations as of June 30, 2020 and December 31, 2019 consists of:
	June 30, 2020	December 31, 2019
Notes Payable — Facilities with Third Parties	$3,942,486	$5,399,931
Notes Payable — Secured Structured Financings	27,487,922	28,141,885
Notes Payable — Secured Structured Financing with Santander	4,534	—
Notes Payable — Facilities with Santander and Related Subsidiaries	9,201,827	5,652,325
	$40,636,769	$39,194,141
Notes Payable - Credit Facilities
The following table presents information regarding the Company’s credit facilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	June 2021	$325,683	$500,000	2.23%	$442,349	$—
Warehouse line	March 2021	46,445	1,250,000	2.03%	743,224	1
Warehouse line (a)	October 2021	152,000	1,500,000	4.28%	136,639	—
Warehouse line (b)	October 2021	832,943	3,500,000	3.75%	415,514	—
Warehouse line	July 2021	322,790	500,000	2.58%	328,473	—
Warehouse line	October 2021	509,577	2,100,000	2.43%	1,234,913	17
Warehouse line	January 2022	649,400	1,000,000	2.03%	875,599	—
Warehouse line	November 2021	428,120	500,000	1.94%	406,684	—
Warehouse line	June 2021	377,600	600,000	2.27%	199,388	1,684
Repurchase facility	October 2020	253,128	253,128	3.80%	377,550	—
Repurchase facility (c)	September 2020	44,800	44,800	2.24%	69,945	—
Total facilities with third parties		3,942,486	11,747,928		5,230,278	1,702
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	May 2021	250,000	250,000	2.25%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%	—	—
Promissory Note	May 2023	350,000	350,000	3.80%	—	—
Promissory Note	October 2020	400,000	400,000	3.10%	—	—
Promissory Note	November 2022	400,000	400,000	3.00%	—	—
Promissory Note	April 2023	450,000	450,000	6.13%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.38%	—	—
Promissory Note	June 2025	1,000,000	1,000,000	3.99%	—	—
Promissory Note	June 2022	2,000,000	2,000,000	1.40%	—	—
Line of credit	July 2021	—	500,000	2.25%	—	—
Line of credit	March 2022	—	2,500,000	3.36%	—	—
Total facilities with Santander and related subsidiaries		9,200,000	12,200,000		—	—
Total revolving credit facilities		$13,142,486	$23,947,928		$5,230,278	$1,702

(a) During the three months ended March 31, 2020, Chrysler Finance Loan credit facility was reactivated with a $1 billion commitment. In April 2020, the commitment amount was increased by $500 million.
(b) This line is held exclusively for financing of Chrysler Finance leases. In April 2020, the commitment amount was reduced by $500 million.
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

Promissory Notes
SHUSA provides the Company with $7,200,000 of unsecured promissory notes.
Santander provides the Company with $2,000,000 of unsecured promissory notes.

Notes Payable - Secured Structured Financings

The following table presents information regarding secured structured financings as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2016 Securitizations	April 2022 - March 2024	$729,308	$6,823,650	1.63% - 2.46%	$1,050,071	$207,541
2017 Securitizations	July 2022 - September 2024	1,568,138	9,296,570	1.35% - 2.52%	2,494,369	282,022
2018 Securitizations	May 2022 - April 2026	3,902,475	12,039,840	2.41% - 3.42%	5,538,646	418,229
2019 Securitizations (e)	May 2024 - February 2027	8,007,244	11,924,720	2.08% - 3.34%	9,154,797	454,602
2020 Securitizations (e)	November 2024 - May 2028	3,651,140	4,030,225	1.29% - 2.73%	4,261,101	208,970
Public Securitizations (a)		17,858,305	44,115,005		22,498,984	1,571,364
2013 Private issuances	July 2024 - September 2024	2,285,232	1,537,025	1.28%	3,916,984	752
2018 Private issuances	June 2022 - April 2024	3,383,174	4,536,002	2.42% - 3.53%	4,253,923	8,810
2019 Private issuance	September 2022 - November 2026	3,039,720	3,524,536	2.45% - 3.90%	3,428,021	24,859
2020 Private issuance	April 2024 - December 2024	926,025	1,000,000	1.29% - 2.68%	884,182	4,902
Privately issued amortizing notes (c)		9,634,151	10,597,563		12,483,110	39,323
Total secured structured financings		$27,492,456	$54,712,568		$34,982,094	$1,610,687
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
(e)As of the June 30, 2020, $4.5 million in secured structured financing is held by Santander.

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

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of June 30, 2020 and December 31, 2019, the Company had private issuances of notes backed by vehicle leases totaling $10.8 billion and $10.2 billion, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $8,683 and $9,309 for the for the three months ended June 30, 2020 and 2019, respectively, and $18,036 and $17,770 for the six months ended June 30, 2020 and 2019, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended June 30, 2020 and 2019 was $173,069 and $222,935, respectively, and for the six months ended June 30, 2020 and 2019 was $371,532 and $454,226, respectively.

8. Shareholders’ Equity
Share Repurchases
In June 2019, the Company announced that the Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020.

Please find below the details of the Company's tender offer and other share repurchase programs for the three and six months ended June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Tender offer (a):
Number of shares purchased	—	—	17,514,707	—
Average price per share	$—	$—	$26.00	$—
Cost of shares purchased (b)	$—	$—	$455,382	$—

Other share repurchases:
Number of shares purchased	4,911,300	3,749,692	5,757,761	4,715,122
Average price per share	$17.08	$23.16	$16.60	$22.18
Cost of shares purchased (b)	$83,890	$86,826	$95,590	$104,587

Total number of shares purchased	4,911,300	3,749,692	23,272,468	4,715,122
Average price per share	$17.08	$23.16	$23.67	$22.18
Total cost of shares purchased (b)	$83,890	$86,826	$550,972	$104,587
(a) During the three months ended March 31, 2020, the Company purchased shares of its common stock through a modified Dutch Action Tender Offer.
(b) Cost of shares exclude commissions

Refer to Part II Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" section for additional details on share repurchases.

Treasury Stock
 The Company had 46,868,835 and 23,596,367 shares of treasury stock outstanding, with a cost of $1,078,347 and $525,897 as of June 30, 2020 and December 31, 2019, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the three months ended June 30, 2020. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance, unrealized gains (losses)	$(63,655)	$12,938	$(26,693)	$33,515
Other comprehensive income (loss) before reclassifications (gross)	(5,722)	(22,997)	(43,306)	(33,678)
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	5,672	(10,508)	6,294	(20,404)
Ending balance, unrealized gains (losses)	$(63,705)	$(20,567)	$(63,705)	$(20,567)

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2020 and 2019 consist of the following:

	Three Months Ended		Six Months Ended		Income statement line item
Reclassification	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash flow hedges	$7,497	$(13,901)	$8,321	$(26,941)	Interest expense
Available-for-sale	—	—	—	—	Investment gain/loss
Tax benefit	(1,825)	3,393	(2,027)	6,537
Net of tax	$5,672	$(10,508)	$6,294	$(20,404)
 Dividends

The Company paid a cash dividend of $0.22 in May 2020. The Company received written notification, on July 30, 2020, from the FRB that the FRB has approved SHUSA’s request for a dispensation from the prohibition restricting the payment of dividends in the FRB’s interim rule issued on June 25, 2020. The Company’s Board of Directors will determine whether a dividend will be declared and the timing and amount of any such dividend.

9. Derivative Financial Instruments
The Company uses derivative financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company’s exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.
The underlying notional amounts of these derivative financial instruments at June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020			December 31, 2019
	Notional	Asset	Liability	Notional	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$2,750,000	$—	$(88,512)	$2,650,000	$2,807	$(39,128)
Interest rate swap agreements not designated as hedges	250,000	—	(15,959)	1,281,000	—	(10,267)
Interest rate cap agreements	10,894,523	6,461	—	9,379,720	62,552	—
Options for interest rate cap agreements	10,894,523	—	(6,461)	9,379,720	—	(62,552)

The aggregate fair value of the interest rate swap agreements was included on the Company’s condensed consolidated balance sheets in other assets and other liabilities, as appropriate. The interest rate cap agreements were included in other assets and the related options in other liabilities on the Company’s condensed consolidated balance sheets. See Note 10 - “Fair Value of Financial Instruments” in the accompanying condensed financial statements for additional disclosure of fair value and balance sheet location of the Company’s derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross Amounts Not Offset in the condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2020 and December 31, 2019:

	Gross Amounts Not Offset in the condensed Consolidated Balance Sheet
	Assets Presented in the condensed Consolidated Balance Sheet	Collateral Received (a)	Net Amount
June 30, 2020
Interest rate caps - Santander and affiliates	$2,281	$(650)	$1,631
Interest rate caps - third party	4,180	(4,180)	—
Total derivatives subject to a master netting arrangement or similar arrangement	6,461	(4,830)	1,631
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$6,461	$(4,830)	$1,631
Total financial assets	$6,461	$(4,830)	$1,631

December 31, 2019
Interest rate swaps - third party (b)	$2,807	$(540)	$2,267
Interest rate caps - Santander and affiliates	25,330	(14,930)	10,400
Interest rate caps - third party	37,222	(26,199)	11,023
Total derivatives subject to a master netting arrangement or similar arrangement	65,359	(41,669)	23,690
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$65,359	$(41,669)	$23,690
Total financial assets	$65,359	$(41,669)	$23,690
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

	Gross Amounts Not Offset in the condensed Consolidated Balance Sheet
	Liabilities Presented in the condensed Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
June 30, 2020
Interest rate swaps - Santander & affiliates (b)	$123	$(123)	$—
Interest rate swaps - third party (b)	$104,348	$(104,348)	$—
Interest rate caps - Santander and affiliates	2,281	(2,281)	—
Interest rate caps - third party(a)	4,181	(4,181)	—
Total derivatives subject to a master netting arrangement or similar arrangement	110,933	(110,933)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$110,933	$(110,933)	$—
Total financial liabilities	$110,933	$(110,933)	$—

December 31, 2019
Interest rate swaps - third party	$49,395	$(49,395)	$—
Interest rate caps - Santander and affiliates	25,330	(25,330)	—
Interest rate caps - third party	37,222	(37,222)	—
Total derivatives subject to a master netting arrangement or similar arrangement	111,947	(111,947)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$111,947	$(111,947)	$—
Total financial liabilities	$111,947	$(111,947)	$—
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(7,275)	$(7,497)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$1,036

	Three Months Ended June 30, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(31,014)	$13,901
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$8,446

	Six Months Ended June 30, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(59,661)	$(8,321)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$10,207

	Six Months Ended June 30, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(45,807)	$26,941
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$13,847

The Company estimates that approximately $32,328 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

10. Fair Value of Financial Instruments
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
Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and the level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance at June 30, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Other assets:
Trading interest rate caps (a)	$—	$6,461	$—	$6,461	$—	$62,552	$—	$62,552
Cash flow hedging interest rate swaps (a)	—	—	—	$—	—	2,807	—	$2,807
Available-for-sale-debt securities (b)	—	95,586	—	$95,586	—	92,246	—	$92,246
Other liabilities:
Trading options for interest rate caps (a)	—	6,461	—	6,461	—	62,552	—	$62,552
Cash flow hedging interest rate swaps (a)	—	88,512	—	88,512	—	39,128	—	$39,128
Trading interest rate swaps (a)	—	15,959	—	15,959	—	10,267	—	$10,267
Retail installment contracts (c)(d)	—	—	10,585	10,585	—	17,634	4,719	$22,353

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
(d)The aggregate fair value of retail installment contracts in non-accrual status as of June 30, 2020 and December 31, 2019 is $1,863 and $9,511, respectively.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance — beginning of year	$15,307	$11,195	$4,719	$13,509
Additions / issuances	—	2,079	2,512	2,079
Transfer from level 2 (a)	—	—	17,634	—
Net collection activities	(4,764)	(4,412)	(14,444)	(7,066)
Gains recognized in earnings	42	(30)	164	310
Balance — end of year	$10,585	$8,832	$10,585	$8,832
(a) The Company transferred retail installment contracts from Level 2 to Level 3 during the three months ended March 31, 2020 because the fair value for these assets could not be determined by using readily observable inputs at March 31, 2020. There were no other material transfers in or out of Level 3 during the three and six months ended June 30, 2020 and three and six months ended June 30, 2019.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019, respectively:

	Six Months Ended June 30, 2020		Year Ended December 31, 2019
	Total	Lower of cost or fair value expense	Total	Lower of cost or fair value expense
Other assets — vehicles (a)	$292,191	$—	$341,465	$—
Personal loans held for sale (b)	808,405	184,600	1,007,105	408,700
Retail installment contracts held for sale (c)	1,637,194	—	—	—
Auto loans impaired due to bankruptcy (d)	187,837	—	200,504	9,106
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
(d) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices. No additional lower of cost or fair value expense recorded for the six months ended June 30, 2020.

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019, respectively:

Financial Instruments	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range (weighted average) (a)
Financial Assets:
Retail installment contracts held for investment	$10,585	Discounted Cash Flow	Discount Rate	7%-13% (8%)
			Default Rate	4%-20% (6%)
			Prepayment Rate	4%-15% (15%)
			Loss Severity Rate	50%-60% (56%)
Personal loans held for sale (b)	$808,405	Lower of Market or Income Approach	Market Approach
			Market Participant View	65%-70%
Income Approach
			Discount Rate	20%-30%
			Default Rate	45%-55%
			Net Principal & Interest Payment Rate	50%-60%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$1,637,194	Discounted Cash Flow	Discount Rate	1.5% - 2.5% (2%)
			Default Rate	1% - 2% (1.8%)
			Prepayment Rate	10% - 20% (15%)
			Loss Severity Rate	50% - 60% (55%)
(a) Weighted average was developed by weighting the associated relative unpaid principal balances.
(b) The estimated fair value for personal loans held for sale (Bluestem) is calculated based on the lower of market participant view, a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, and also considers the possible outcomes of the Bluestem bankruptcy process.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2020 and December 31, 2019, and the level within the fair value hierarchy:

	June 30, 2020					December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$175,936	$175,936	$175,936	$—	$—	$81,848	$81,848	$81,848	$—	$—
Finance receivables held for investment, net (b)	24,548,062	26,554,181	—	—	26,554,181	27,544,162	28,133,427	—	1,009,358	27,124,069
Restricted cash (a)	2,057,315	2,057,315	2,057,315	—	—	2,079,239	2,079,239	2,079,239	—	—
Investments in debt securities held to maturity (c)	23,342	23,695	—	23,695	—	—	—	—	—	—
Total	$26,804,655	$28,811,127	$2,233,251	$23,695	$26,554,181	$29,705,249	$30,294,514	$2,161,087	$1,009,358	$27,124,069
Liabilities:
Notes Payable:
Facilities with third parties (d)	$3,942,486	$3,942,486	$—	$—	$3,942,486	$5,399,931	$5,399,931	$—	$—	$5,399,931
Secured structured financings (e)	27,492,456	27,869,272	—	17,520,905	10,348,367	28,141,885	28,360,948	—	18,646,326	9,714,622
Facilities with Santander and related subsidiaries (f)	9,201,827	8,856,758	—	—	8,856,758	5,652,325	5,724,675	—	—	5,724,675
Total	$40,636,769	$40,668,516	$—	$17,520,905	$23,147,611	$39,194,141	$39,485,554	$—	$18,646,326	$20,839,228

(a)Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, is at an approximated fair value as the instruments mature within 90 days or less and bear interest at market rates.
(b)Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments are determined as follows:
•Retail installment contracts held for investment and purchased receivables - credit deteriorated — As of December 31, 2019, Company had used the most recent purchase price as the fair value for certain loans and hence classified those retail installment contracts as Level 2. The estimated fair value of all finance receivables at June 30, 2020 is estimated using a DCF model are classified as Level 3.
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
(c)Investments in debt securities held to maturity - Investments in debt securities held to maturity are recorded at amortized cost and are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.
(d)Notes payable — facilities with third parties — The carrying amount of notes payable related to revolving credit facilities is estimated to approximate fair value. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements as the facilities are subject to short-term floating interest rates that approximate rates available to the Company.
(e)Notes payable — secured structured financings — The estimated fair value of notes payable related to secured structured financings is calculated based on market observable prices and spreads for the Company’s publicly traded debt and market observed prices of similar notes issued by the Company, or recent market transactions involving similar debt with similar credit risks, which are considered level 2 inputs. The estimated fair value of notes payable related to privately issued amortizing notes is calculated based on a combination of credit enhancement review, discounted cash flow analysis and review of market observable spreads for similar liabilities. In conducting this analysis, the Company uses significant unobservable inputs on key assumptions, which are considered level 3 inputs.
(f)Notes payable — facilities with Santander and related subsidiaries — The carrying amount of floating rate notes payable to a related party is estimated to approximate fair value as the facilities are subject to short-term floating interest rates that approximate rates available to the Company. The fair value premium/discount of the fixed rate promissory notes are derived from changes in the Company’s unsecured cost of funds since the time of issuance and weighted average life of these notes.
11. Investment Losses, Net
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

Investment gains (losses), net was comprised of the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Gain (loss) on sale of loans and leases	$(26,884)	$—	$(26,884)	$—
Lower of cost or market adjustments	(121,642)	(84,021)	(184,600)	(151,712)
Other gains, (losses and impairments), net	944	(766)	476	(172)
	$(147,582)	$(84,787)	$(211,008)	$(151,884)

The lower of cost or market adjustments for the three and six months ended June 30, 2020 and 2019 included $86,698, $196,897, $97,267 and $206,421, in customer default activity, respectively, and net favorable adjustments of $34,944, $(12,297), $13,246 and $54,709, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, all of which is classified as held for sale.

12. Income Taxes
The Company recorded income tax expense of $(32,857) (25.4% effective tax rate) and $111,764 (23.3% effective tax rate) during the three months ended June 30, 2020 and 2019, respectively. The Company recorded income tax of $(35,315) (26.0% effective tax rate) and $201,528 (24.7% effective tax rate) during the six months ended June 30, 2020 and 2019, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $1,315 and $11,010 at June 30, 2020 and December 31, 2019, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of June 30, 2020 and December 31, 2019, the Company has no earnings that are considered indefinitely reinvested.

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

13. Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (“EPS”) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of diluted EPS excludes the effect of exercise or settlement that would be anti-dilutive for employee stock options of 52,114, 52,114, 85,190 and 104,790 for the three and six months ended June 30, 2020 and 2019, respectively.

The following table represents EPS numbers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per common share
Net income (loss)	$(96,678)	$368,267	$(100,665)	$615,770
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	319,774	351,106	326,900	351,310
Weighted average number of common shares outstanding (in thousands)	319,774	351,106	326,900	351,310
Earnings per common share	$(0.30)	$1.05	$(0.31)	$1.75
Earnings per common share - assuming dilution
Net income (loss)	$(96,678)	$368,267	$(100,665)	$615,770
Weighted average number of common shares outstanding (in thousands)	319,774	351,106	326,900	351,310
Effect of employee stock-based awards (in thousands)	104	450	237	516
Weighted average number of common shares outstanding - assuming dilution (in thousands)	319,878	351,556	327,137	351,826
Earnings per common share - assuming dilution	$(0.30)	$1.05	$(0.31)	$1.75

14. Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of June 30, 2020 and December 31, 2019, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2020	December 31, 2019
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$(2,228)	$12,132
Agreement with Bank of America	Servicer performance fee	1,508	2,503
Agreement with CBP	Loss-sharing payments	940	1,429
Other Contingencies	Consumer arrangements	12,300	1,991
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	64,000	137,000
	Total commitments and contingencies	$76,520	$155,055

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement
Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $(2,228) and $12,132 at June 30, 2020 and December 31, 2019, respectively, related to these obligations. The

Chrysler Agreement also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $1,508 and $2,503 at June 30, 2020 and December 31, 2019, respectively, related to this obligation.
Agreement with CBP
Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $940 and $1,429 at June 30, 2020 and December 31, 2019, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $12,300 and $1,991 at June 30, 2020 and December 31, 2019, respectively, for other miscellaneous contingencies.
Legal and regulatory proceedings

Periodically, The Company, including its subsidiaries, is and in the future expects to be party to, or otherwise involved in, various claims, disputes, lawsuits, investigations, regulatory matters and other legal matters and proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such claims, disputes, lawsuit, investigations, regulatory matter or legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matter, if any. Accordingly, except as provided below, the company is unable to reasonably estimate a range of its potential exposure, if any, to these claims, disputes, lawsuits, investigations, regulatory matters, and other legal proceedings at this time. Further, it is reasonably possible that actual outcomes or losses may differ materially from the Company’s current assessments and estimates and any adverse resolution of any of these matters against it could materially and adversely affect the Company’s business, financial position, liquidity, and results of operation.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and, regulatory proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a legal or regulatory proceeding develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency and the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of June 30, 2020 and December 31, 2019, the Company accrued aggregate legal and regulatory liabilities of $64 million and $137 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, for legal and regulatory proceedings is up to $11.5 million as of June 30, 2020. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•Deka Lawsuit: The Company is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company’s IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that our IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. In December 2015, the Company and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification. On July 28, 2020, the Company executed a Stipulation of Settlement with the plaintiffs in the Deka Lawsuit that fully resolves all of the plaintiffs’ claims for a cash payment of $47 million. The settlement is subject to approval by the Court and is not expected to have any financial impact on the Company.
• In Re Santander Consumer USA Holdings, Inc. Derivative Litigation: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614-VCG (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants certain current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s nonprime vehicle lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit. In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. No. 12775-VCG (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the director defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit. In March 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Consol. C.A. No. 11614-VCG. In January 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that, subject to Court approval, fully resolves all of the plaintiffs’ claims in the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action and, in return, the Company has enacted or will enact and implement certain corporate governance reforms and enhancements. The Settlement Hearing at which the Court would consider the settlement was scheduled for May 27, 2020 at 1:30 pm, but on May 22, 2020, a shareholder filed its notice of intent to object to the settlement and the parties agreed to postpone the Settlement Hearing to a later date. The text of the Stipulation can be viewed and/or downloaded at https://www.sec.gov/Archives/edgar/data/1580608/000119312520053011/d896724dex991.htm.

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

Currently, such matters include, but are not limited to, the following:

•The Company received a civil subpoena from the DOJ in 2014, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. The Company has responded to these requests within the deadlines specified in the subpoena and has otherwise cooperated with the DOJ with respect to this matter.

•In October 2014, May 2015, July 2015 and February 2017, the Company received subpoenas and/or Civil Investigative Demands (CIDs) from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state’s consumer protection statutes. On May 19, 2020, all of the Consortium members and the Company announced a settlement of the investigation requiring the Company to: (1) pay a total of $65 million to the states for consumer remediation; (2) pay $5 million to the states for investigation costs; (3) pay up to $2 million in settlement administration costs; (4) provide $45 million in prospective debt forgiveness; (5) provide deficiency waivers for a defined class of SC customers; and (6) implement certain enhancements to its loan underwriting process.

•In August 2017, the Company received a CID from the CFPB. The stated purpose of the CID is to determine whether the Company has complied with the Fair Credit Reporting Act and related regulations. The Company has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the CFPB with respect to this matter. In February 2020, the Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise (“NORA”) during which the CFPB identified potential claims it might bring against the Company.

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

Agreements

•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of June 30, 2020 and December 31, 2019, the total unused credit available to customers was $3 billion. In 2020, the Company purchased $0.5 billion of receivables, out of the $3 billion unused credit available to customers as of December 31, 2019. In 2019, the Company purchased $1.2 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In addition, the Company purchased $78,785 and $75,486 of receivables related to newly opened customer accounts during the six months ended June 30, 2020 and 2019 respectively.
Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of June 30, 2020 and December 31, 2019, the Company was obligated to purchase $14,918 and $10,628, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20% of new accounts subsequently originated.

On March 9, 2020, Bluestem and certain of its subsidiaries and affiliates filed Chapter 11 bankruptcy in the United States District Court for the District of Delaware. Bluestem has obtained court authorization to continue to perform under is agreements with the Company while its bankruptcy cases are pending, and has an approved agreement to sell its assets to a third party by August 31, 2020. There are a number of outcomes that could occur from the bankruptcy, including but not limited to, assumption of the agreements by the third party asset purchaser, an amendment to the agreements or the liquidation of the Bluestem assets.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2020, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis. However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of June 30, 2020 and December 31, 2019, not subject to market price check was $27,702 and $39,787, respectively.

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company’s business, financial condition and results of operations.

15. Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities

Interest expense, including unused fees, for lines of credit from SHUSA (Note 7) totaled $70,352 and $45,996 for the three months ended June 30, 2020 and 2019 respectively, and $133,370 and $90,877 for the six months ended June 30, 2020 and 2019 respectively. Accrued interest for lines of credit from SHUSA at June 30, 2020 and December 31, 2019 was $35,632 and $29,326 respectively.

Interest expense, including unused fees, for lines of credit from Santander (Note 7) totaled $703 and $0 for the three months ended June 30, 2020 and 2019 respectively, and $703 and $0 for the six months ended June 30, 2020 and 2019 respectively. Accrued interest for lines of credit from Santander at June 30, 2020 and December 31, 2019 was $703 and $0 respectively.
In 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of $0 and $154 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $384 for the six months ended June 30, 2020 and 2019 respectively. As of June 30, 2020 and December 31, 2019, the Company had $0 of related fees payable to Santander.

Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of

$3,370,570 and $1,874,100 as of June 30, 2020 and December 31, 2019, respectively (Note 9). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $1,389 and $2,220 as of June 30, 2020 and December 31, 2019, respectively.

Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $541 and $370 for the three months ended June 30, 2020 and 2019, respectively, and $1,093 and $777 for the six months ended June 30, 2020 and 2019, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Total serviced portfolio	$233,970	$277,669
Cash collections due to owner	17,002	14,908
Servicing fees receivable	2,056	738
Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess CCAP dealer lending opportunities, and SBNA is required to pay the Company an origination fee and an annual renewal fee for each loan originated under the agreement. The agreement also transferred the servicing of all CCAP receivables from dealers, including receivables held by SBNA to the Company and from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of June 30, 2020 or December 31, 2019 for such advances.
Other information related to the above transactions with SBNA is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Origination and renewal fee income from SBNA	$512	$1,704	$2,021	$2,927
Servicing fees expenses charged by SBNA	(2)	19	72	32

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, who settles the transaction with the dealer. The Company owed SBNA $11,617 and $5,384 related to such originations as of June 30, 2020 and December 31, 2019, respectively.
The Company received a $9,000 referral fee in connection with sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of June 30, 2020 and December 31, 2019, the unamortized fee balance was $2,700 and $3,150, respectively. The Company recognized $225 and $450 of income related to the referral fee for the three and six months ended June 30, 2020 and 2019, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. For the three and six months ended June 30, 2020, the Company facilitated the purchase of $1.7 billion and $2.8 billion of retail installment contacts, respectively. For the three and six months ended June 30, 2019, the Company facilitated the purchase of $1.9 billion and $3.0 billion of retail installment contacts, respectively. The Company recognized origination/referral fee and servicing fee income of $11,067 and $21,555 for the three and six months ended June 30, 2020, of which $2,271 is receivable as of June 30,

2020. The Company recognized origination/referral fee and servicing fee income of $16,388 and $25,825 for the three and six months ended June 30, 2019, of which $4,298 is receivable as of June 30, 2019.
Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement.
Other information relating to SPAIN securitization platform for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Servicing fee income	$5,220	$7,711	$11,193	$16,142
Servicing fee receivable as of June 30, 2020 and December 31, 2019 was $1,433 and $1,869, respectively. The Company had $7,058 and $8,180 of collections due to Santander as of June 30, 2020 and December 31, 2019, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint book runner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS for the three months ended June 30, 2020 and 2019, totaled $713 and $151, respectively, and totaled $1,522 and $965 for the six months ended June 30, 2020 and 2019 respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Other employee compensation

Certain employees of the Company and SHUSA, provide services to each other. For the six months ended June 30, 2020, the Company owed SHUSA approximately $5,114 and SHUSA owed the Company approximately $2,413 for such service.

Other related-party transactions

•The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended June 30, 2020 and 2019, the Company recorded $44 in sublease revenue on this property. For the six months ended June 30, 2020 and 2019, the company recorded $88, in sublease revenue on this property.
•The Company’s wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), has deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of June 30, 2020 and December 31, 2019, SCI had cash (including restricted cash) of $8,665 and $8,102, respectively, on deposit with Banco Santander Puerto Rico.

•The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of June 30, 2020 and December 31, 2019, the Company had a balance of $97,060 and $33,683, respectively, in these accounts.

•The Company and SBNA have a Credit Card Agreement (Card Agreement) whereby SBNA provides credit card services for travel and related business expenses for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of June 30, 2020, the activities associated with the program were insignificant.

•The Company pays SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses of $43 and $84 for these services for the three months ended June 30, 2020 and 2019, respectively, and $101 and $133 for the six months ended June 30, 2020 and 2019, respectively.

•The Company has contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $784 and $379 for the three months ended June 30, 2020 and 2019, respectively, and $1,294 and $758 for the six months ended June 30, 2020 and 2019, respectively.

•Santander Global Tech (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, is under contract with the Company to provide professional services, telecommunications, and internal and/or external applications. Expenses incurred, which are included as a component of other operating costs in the accompanying condensed consolidated statements of income, totaled $(108) and $34 for the three months ended June 30, 2020 and 2019, respectively, and $71 and $229 for the six months ended June 30, 2020 and 2019, respectively.

•The Company partners with SHUSA to place Cyber Liability Insurance in which participating worldwide Santander entities share €270 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $108 for the three months ended June 30, 2020 and 2019, and totaled $216 for the six months ended June 30, 2020 and 2019. In addition the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $183 and $194 for the three months ended June 30, 2020 and 2019, respectively, and $365 and $388 for the six months ended June 30, 2020 and 2019, respectively.

16. Employee Benefit Plans
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
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero recorded for the three and six months ended June 30, 2020 and 2019. The Company recognized $5,150 and $7,042 related to stock options and restricted stock units within compensation expense for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	273,737	$13.09	3.1	$2,867
Granted	—	—	—	—
Exercised	(38,577)	10.54	—	621
Expired	(15,440)	25.89	—	—
Forfeited	(3,860)	25.89	—	—
Other (a)	—	—	—	—
Options outstanding at June 30, 2020	215,860	12.40	2.4	1,462
Options exercisable at June 30, 2020	202,340	$12.15	2.2	$1,418
Options expected to vest at June 30, 2020	13,520	$16.08	5.5	$45
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
A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	498,299	$17.41	0.9	$11,645
Granted	268,438	24.02	—	—
Vested	(359,701)	19.62	—	8,453
Forfeited/canceled	(10,507)	17.95	—	—
Non-vested at June 30, 2020	396,529	$19.98	1.2	$7,300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background and Overview

Santander Consumer USA Holdings Inc. was formed in 2013 as a corporation in the state of Delaware and is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of June 30, 2020, approximately 77.7%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes its vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to recreational and marine vehicles, and other consumer finance products.
CCAP continues to be a focal point of the Company’s strategy. In 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also established an operating framework that was mutually beneficial for both parties for the remainder of the contract. The Company’s average penetration rate under the Chrysler Agreement for the second quarter of 2020 was 37%, an increase from 36% for the same period in 2019.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the CCAP program. During the six months ended June 30, 2020, the Company originated $7.3 billion in CCAP loans which represented 62% of total retail installment contract originations (unpaid principal balance), as well as $3.0 billion in CCAP leases. Additionally, substantially all of the leases originated by the Company during the six months ended June 30, 2020 were under the Chrysler Agreement.
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
Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A - Risk Factors of the 2019 Annual Report on Form 10-K and Quarterly Report on Form 10Q for the six months ended June 30, 2020.
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

Due the unpredictable and rapidly changing nature of this outbreak and the resulting economic distress, it is not possible to determine with certainty the ultimate impact on our results of operations or whether other currently unanticipated consequences of the outbreak are reasonably likely to materially affect our results of operations; however, certain adverse effects have already occured or are probable. The following sets forth our expectations of the impact of COVID-19 on Company's current financial and operating status, as well as its future operational and financial planning as of the date hereof:

•Impact on workforce: The health and well-being of our colleagues and customers is a top priority for the Company. The Company has implemented business continuity plans and has followed guidelines issued by government authorities regarding social distancing and work-from-home arrangements. Currently, approximately 95-97% of our workforce is working remotely. The Company has established a Temporary Emergency Paid Leave Program that provides employees with up to 120 hours of additional paid time off to use – either continuously or intermittently, and before exhausting other paid time off – to assist with dependent care needs related to COVID-19. Further, the Company provided $250 a week in pay premiums for frontline customer support workers to help defray additional costs incurred while coming to work during the outbreak. While our business continuity plans are place, if significant portions of our or our vendors’ workforces are unable to work effectively as a result of the COVID-19 outbreak including because of illness, stay-at-home orders, facility closures reductions in services or hours of operation, or ineffective remote work arrangements, there may be servicing disruptions, which could result in reduced collection effectiveness or impair our ability to operate our business and satisfy our obligations under our third-party servicing agreements. Each of these scenarios could have negative effects on our business, financial condition and results of operations.

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

•Impact on Debt and Liquidity: We rely upon four primary sources to fund our operations, including private financing, warehouse lines of credit, the asset-backed securitization market, and support from Santander. As international trade and business activity has slowed and supply chains have been disrupted, global credit and financial markets have recently experienced, and may continue to experience, significant disruption and volatility. During the first and second quarter of 2020, financial markets experienced significant declines and volatility, and such market conditions may continue and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described in the Risk Factors section of our Form 10-K. These include reduced demand for our products and services and reduced access to capital markets funding. These risks could have significant adverse impacts on our financial condition, results of operations and cash flows.

Governmental and regulatory authorities have recently implemented fiscal and monetary policies and initiatives to mitigate the effects of the outbreak on the economy and individual businesses and households, such as the reduction of the Federal Reserve’s benchmark interest rate to near zero in March 2020. Further, the Federal Reserve's Term Asset Backed Securities Loan Facility ("TALF") is available, if necessary, to support investment in the Company's eligible ABS bonds. However, the Company does not expect to need to utilize TALF, given recent tightening in ABS credit spreads, These governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19 and could affect our net interest income and reduce our profitability. Sustained adverse economic effects from the outbreak may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

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

•Impact on communities: The Company is committed to supporting our communities impacted by the COVID-19 outbreak and the Company's non-profit foundation has begun responding to the COVID-19 crisis with $1.3 million in donations to a select group of organizations addressing community issues.

Volume

The Company’s originations of loans and leases, including revolving loans, average APR, and dealer discount (net of dealer participation) for the six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$5,098,496	$3,949,648	$8,832,741	$7,975,975
Average APR	11.7%	16.2%	13.3%	16.7%
Average FICO® (a)	657	601	635	597
Discount	(0.9)%	(0.5)%	(0.8)%	(0.3)%

Personal loans (b)	$347,238	$343,214	$618,073	$631,770
Average APR	29.6%	29.7%	29.5%	29.8%

Leased vehicles	$986,617	$2,520,130	$3,007,338	$4,483,710

Finance lease	$1,927	$4,822	$4,929	$8,129
Total originations retained	$6,434,278	$6,817,814	$12,463,081	$13,099,584

Sold Originations
Retail installment contracts	$—	$—	$111,981	$—
Average APR	—%	—%	4.4%	—%
Average FICO® (c)	—	—	722	—

Total Originations Sold	$—	$—	111,981	$—

Total SC Originations	6,434,278	6,817,814	12,575,062	13,099,584

Total originations (excluding SBNA Originations Program)	$6,434,278	$6,817,814	$12,575,062	$13,099,584
(a)Unpaid principal balance excluded from the weighted average FICO score is $586 million and $448 million for the three months ended June 30, 2020 and 2019, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $102 million and $141 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.0 billion and $941 million for the six months ended June 30, 2020 and 2019, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $241 million and $247 million, respectively, were commercial loans.
(b) Included in the total origination volume is $58 million and $51 million for the three months ended June 30, 2020 and 2019, respectively, and $79 million and $76 million for the six months ended June 30, 2020, and 2019, respectively, related to newly opened accounts.
(c) Unpaid principal balance excluded from the weighted average FICO score is $9 million for the six months ended June 30, 2020, as the borrowers on these loans did not have FICO scores at origination.

Total auto originations (excluding SBNA Origination Program) decreased $0.5 billion, or 4.1%, from the six months ended June 30, 2019 to the six months ended June 30, 2020, since the Company has initiated the SBNA originations program as described below. The company's initiatives to improve our pricing as well as dealer and customer experience has increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. CCAP volume and penetration rates are influenced by strategies implemented by FCA and the Company, including product mix and incentives.

SBNA Originations Program

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and six months ended June 30, 2020 and 2019 the Company facilitated the purchase of $1.7 billion $2.8 billion, $1.9 billion and $3.0 billion of retail installment contacts, respectively.

The Company’s originations of retail installment contracts and leases by vehicle type during the six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,180,348	23.2%	$1,396,979	35.4%	$2,409,963	26.9%	$2,952,093	37.0%
Truck and utility	3,760,422	73.7%	2,381,365	60.3%	6,185,934	69.2%	4,703,456	59.0%
Van and other (a)	157,726	3.1%	171,304	4.3%	348,825	3.9%	320,426	4.0%
	$5,098,496	100.0%	$3,949,648	100.0%	$8,944,722	100.0%	$7,975,975	100%

Leased vehicles
Car	$43,295	4.4%	$149,669	5.9%	$113,447	3.8%	$256,171	5.7%
Truck and utility	924,064	93.6%	2,285,002	90.7%	2,823,632	93.9%	4,087,758	91.2%
Van and other (a)	19,258	2.0%	85,459	3.4%	70,259	2.3%	139,781	3.1%
	$986,617	100.0%	$2,520,130	100.0%	$3,007,338	100.0%	$4,483,710	100.0%

Total originations by vehicle type
Car	$1,223,643	20.1%	$1,546,648	23.9%	$2,523,410	21.1%	$3,208,264	25.7%
Truck and utility	4,684,486	77.0%	4,666,367	72.1%	9,009,566	75.4%	8,791,214	70.6%
Van and other (a)	176,984	2.9%	256,763	4.0%	419,084	3.5%	460,207	3.7%
	$6,085,113	100.0%	$6,469,778	100.0%	$11,952,060	100.0%	$12,459,685	100.0%
(a) Other primarily consists of commercial vehicles.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts
Car	$11,686,018	38.3%	$12,286,182	39.9%
Truck and utility	17,624,763	57.8%	17,238,406	56.0%
Van and other (a)	1,181,853	3.9%	1,251,450	4.1%
	$30,492,634	100.0%	$30,776,038	100.0%
Leased vehicles
Car	$968,395	5.6%	$1,237,803	7.1%
Truck and utility	15,771,263	91.7%	15,795,594	89.8%
Van and other (a)	467,016	2.7%	529,385	3.1%
	$17,206,674	100.0%	$17,562,782	100.0%
Total by vehicle type
Car	$12,654,413	26.5%	$13,523,985	28.0%
Truck and utility	33,396,026	70.0%	33,034,000	68.3%
Van and other (a)	1,648,869	3.5%	1,780,835	3.7%
	$47,699,308	100.0%	$48,338,820	100.0%
(a) Other primarily consists of commercial vehicles.

The Company's asset sales for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollar amounts in thousands)
Retail installment contracts	$512,286	$—	$512,286	$—
Average APR	6.4%	—%	6.4%	—%
Average FICO®	691	—	691	—
The unpaid principal balance, average APR, and remaining unaccreted net discount of the Company’s held for investment portfolio as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts	$30,492,634	$30,776,038
Average APR	15.4%	16.1%
Discount	0.03%	0.3%

Receivables from dealers	$3,675	$12,668
Average APR	3.9%	4.0%

Leased vehicles	$17,206,674	$17,562,782

Finance leases	$26,655	$27,584

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

The Company generally does not acquire receivables from dealers at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.0% to 11.0% as of June 30, 2020, and 5.3% to 11.1% as of June 30, 2019. The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

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

Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, during the six months ended June 30, 2020, the Company did not acquire any vehicle loan portfolios for which there have been more than insignificant deterioration in credit quality since origination. In addition, during the six months ended March 2019, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

However, during the three months ended June 30, 2020 and 2019 the Company did recognize certain retail installment contracts with an unpaid principal balance of $0 and $74,718, respectively, and for the six months ended June 30, 2020 and 2019 the Company did recognize certain retail installment contracts with an unpaid principal balance of $76,878 and $74,718, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of ACL. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For the Company’s existing purchased receivables portfolios - credit deteriorated, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and records monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on retail installment contracts	$1,152,053	$1,169,785	$2,331,489	2,325,808
Interest on purchased receivables portfolios - credit deteriorated	727	939	1,515	2,352
Interest on receivables from dealers	11	51	65	173
Interest on personal loans	83,809	90,323	177,350	186,345
Interest on finance receivables and loans	1,236,600	1,261,098	2,510,419	2,514,678
Net leased vehicle income	126,688	231,794	321,755	437,335
Other finance and interest income	2,657	11,437	10,208	21,684
Interest expense	308,982	330,039	637,816	664,421
Net finance and other interest income	1,056,963	1,174,290	2,204,566	2,309,276
Credit loss expense	861,896	430,676	1,769,783	981,555
Profit sharing	11,530	13,345	25,825	20,313
Other income	(46,393)	30,411	4,414	81,496
Operating expenses	266,679	280,649	549,352	571,606
Income before tax expense	(129,535)	480,031	(135,980)	817,298
Income tax (benefit) / expense	(32,857)	111,764	(35,315)	201,528
Net income	$(96,678)	$368,267	$(100,665)	$615,770
Share Data
Weighted-average common shares outstanding
Basic	319,773,636	351,106,197	326,899,844	351,309,700
Diluted	319,878,145	351,556,349	327,137,104	351,825,554
Earnings per share
Basic	$(0.30)	$1.05	$(0.31)	$1.75
Diluted	$(0.30)	$1.05	$(0.31)	$1.75
Dividend paid per share	$0.22	$0.20	$0.44	$0.40
Balance Sheet Data
Finance receivables held for investment, net	$24,746,484	$25,838,749	$24,746,484	$25,838,749
Finance receivables held for sale, net	2,445,599	1,249,101	2,445,599	1,249,101
Goodwill and intangible assets	127,215	108,173	127,215	108,173
Total assets	47,268,695	46,416,093	47,268,695	46,416,093
Total borrowings	40,636,769	36,765,505	40,636,769	36,765,505
Total liabilities	42,373,230	39,078,832	42,373,230	39,078,832
Total equity	4,895,465	7,337,261	4,895,465	7,337,261
Allowance for credit losses	5,859,954	3,122,259	5,859,954	3,122,259

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on retail installment contracts	$461,014	$462,427	$1,054,060	$1,077,631
Total charge-offs, net of recoveries	461,925	464,277	1,055,524	1,079,892
End of period delinquent amortized cost over 59 days, retail installment contracts held for investment	743,693	1,367,310	743,693	1,367,310
End of period personal loans delinquent principal over 59 days, held for sale	127,504	167,033	127,504	167,033
End of period delinquent amortized cost over 59 days, loans held for investment	744,170	1,368,427	744,170	1,368,427
End of period assets covered by allowance for credit losses	30,522,963	29,007,585	30,522,963	29,007,585
End of period gross retail installment contracts held for investment	30,492,634	28,971,311	30,492,634	28,971,311
End of period gross retail installment contracts held for sale	1,718,244	321,503	1,718,244	321,503
End of period gross personal loans held for sale	1,283,183	1,364,956	1,283,183	1,364,956
End of period gross finance receivables and loans held for investment	30,496,308	29,009,846	30,496,308	29,009,846
End of period gross finance receivables, loans, and leases held for investment	47,729,637	45,557,709	47,729,637	45,557,709
Average gross retail installment contracts held for investment	30,493,604	29,017,122	30,586,535	28,816,732
Average gross retail installment contracts held for investment and held for sale	31,193,215	29,070,738	31,017,842	28,834,640
Average gross retail installment contracts held for sale	1,363,876	321,503	1,363,876	321,503
Average gross purchased receivables portfolios- credit deteriorated	18,713	26,759	19,637	28,020
Average gross receivables from dealers	8,085	13,088	10,026	13,368
Average gross personal loans held for sale	1,307,609	1,375,306	1,363,023	1,424,717
Average gross finance leases	27,356	21,889	27,581	20,994
Average gross finance receivables and loans	32,554,978	30,507,780	32,438,109	30,321,739
Average gross operating leases	17,492,255	16,043,654	17,584,849	15,752,705
Average gross finance receivables, loans, and leases	50,047,233	46,551,434	50,022,958	46,074,444
Average managed assets	61,001,767	55,545,503	60,652,091	55,043,583
Average total assets	46,876,726	45,700,887	47,308,997	45,101,873
Average debt	40,113,885	36,152,602	39,858,355	35,715,392
Average total equity	5,033,773	7,273,470	5,573,544	7,163,738
Ratios
Yield on retail installment contracts	14.8%	16.1%	15.0%	16.1%
Yield on leased vehicles	2.9%	5.8%	3.7%	5.6%
Yield on personal loans held for sale (1)	25.6%	26.3%	26.0%	26.2%
Yield on earning assets (2)	10.9%	12.9%	11.4%	12.9%
Cost of debt (3)	3.1%	3.7%	3.2%	3.7%
Net interest margin (4)	8.4%	10.1%	8.8%	10.0%
Expense ratio (5)	1.7%	2.0%	1.8%	2.1%
Return on average assets (6)	(0.8)%	3.2%	(0.4)%	2.7%
Return on average equity (7)	(7.7)%	20.3%	(3.6)%	17.2%
Net charge-off ratio on retail installment contracts (8)	6.0%	6.4%	6.9%	7.5%
Net charge-off ratio (8)	6.0%	6.4%	6.9%	7.5%
Delinquency ratio on retail installment contracts held for investment, end of period (9)	2.4%	4.7%	2.4%	4.7%
Delinquency ratio on loans held for investment, end of period (9)	2.4%	4.7%	2.4%	4.7%
Equity to assets ratio (10)	10.4%	15.8%	10.4%	15.8%
Tangible common equity to tangible assets (10)	10.1%	15.6%	10.1%	15.6%
Common stock dividend payout ratio (11)	*	19.1%	*	22.8%
Allowance ratio (12)	19.2%	10.8%	19.2%	10.8%
Common Equity Tier 1 capital ratio (13)	13.4%	15.7%	13.4%	15.7%

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
(10)“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company’s capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019
	(Dollar amounts in thousands)
Total equity	$4,895,465	$7,337,261
Deduct: Goodwill and intangibles	127,215	108,173
Tangible common equity	$4,768,250	$7,229,088

Total assets	$47,268,695	$46,416,093
Deduct: Goodwill and intangibles	127,215	108,173
Tangible assets	$47,141,480	$46,307,920

Equity to assets ratio	10.4%	15.8%
Tangible common equity to tangible assets	10.1%	15.6%

(11)“Common stock dividend payout ratio” is defined as the ratio of Dividends declared per share of common stock to Earnings per share attributable to the Company’s shareholders. The Common stock dividend payout ratio for the three and six months ended June 30, 2020 has not been disclosed since the earnings per share for the three and six months ended June 30, 2020 was a negative number.
(12)“Allowance ratio” is defined as the ratio of Allowance for credit losses, which excludes impairment on purchased receivables portfolios-credit deteriorated/impaired, to End of period assets covered by allowance for credit losses.
(13)“Common Equity Tier 1 Capital ratio” is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	June 30, 2020	June 30, 2019
Total equity	$4,895,465	$7,337,261
Add: Adjustment due to CECL capital relief (c)	1,769,430	—
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	154,943	152,264
Deduct: Accumulated other comprehensive income (loss), net	(63,705)	(21,568)
Tier 1 common capital	$6,573,657	$7,206,565
Risk weighted assets (a)(c)	$48,997,902	$45,849,574
Common Equity Tier 1 capital ratio (b)(c)	13.4%	15.7%

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

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Income from retail installment contracts	$1,152,053	$1,169,785	$(17,732)	(2)%	$2,331,489	$2,325,808	$5,681	—%
Income from purchased receivables portfolios - credit deteriorated	727	939	(212)	(23)%	1,515	2,352	(837)	(36)%
Income from receivables from dealers	11	51	(40)	(78)%	65	173	(108)	(62)%
Income from personal loans	83,809	90,323	(6,514)	(7)%	177,350	186,345	(8,995)	(5)%
Total interest on finance receivables and loans	$1,236,600	$1,261,098	$(24,498)	(2)%	$2,510,419	$2,514,678	$(4,259)	(0.2)%

Income from retail installment contracts remained flat from the second quarter of 2019 to the second quarter of 2020 and from the six months ended June 30, 2019 to the six months ended June 30, 2020.
Income from personal loans decreased $7 million, or 7%, from the second quarter of 2019 to the second quarter of 2020, and decreased $9 million or 5%, from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to 5% and 4% decrease in average outstanding balance of company's portfolio, respectively.
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$737,549	$676,236	$61,313	9%	$1,485,528	$1,325,796	$159,732	12%
Leased vehicle expense	610,861	444,442	166,419	37%	1,163,773	888,461	275,312	31%
Leased vehicle income, net	$126,688	$231,794	$(105,106)	(45)%	$321,755	$437,335	$(115,580)	(26)%

Leased vehicle income, net decreased in the three and six months ended June 30, 2020, when compared to the same periods in 2019, due to depreciation on a larger lease portfolio and a decrease in liquidated units. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$300,165	$336,813	$(36,648)	(11)%	$618,879	$680,125	$(61,246)	(9)%
Interest expense on derivatives	8,817	(6,774)	15,591	(230)%	18,937	(15,704)	34,641	(221)%
Total interest expense	$308,982	$330,039	$(21,057)	(6)%	$637,816	$664,421	$(26,605)	(4)%
Total Interest expense decreased $21 million, or 6%, from the second quarter of 2019 to the second quarter of 2020, and decreased $27 million or 4% from the six months ended June 30, 2019 to the six months ended June 30, 2020, primarily due to lower interest rate environment partially offset by impact of declined forward curves on cash flow hedges.

Credit Loss Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Credit loss expense	$861,896	$430,676	$431,220	100%	$1,769,783	$981,555	$788,228	80%
Credit loss expense increased $431 million or 100%, from the second quarter of 2019 to the second quarter of 2020 and increased $788 million, or 80% from the six months ended June 30, 2019 to the six months ended June 30, 2020. The change is primarily driven by the adoption of the CECL standard in 2020, which replaced the incurred loss impairment framework with one that reflects expected credit losses over the full expected life of financial assets. In addition, the Company added a significant amount of additional reserve to address credit risk associated with the COVID-19 outbreak during first and second quarter of 2020.
Profit Sharing

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$11,530	$13,345	$(1,815)	(14)%	$25,825	$20,313	$5,512	27%

Profit sharing expense consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing expense decreased from the second quarter of 2019 to the second quarter of 2020, and a net increase from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to increase in the lease portfolio during the first quarter of 2020, offset by the decline in lease portfolio related to COVID 19 in the second quarter.

Other Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(147,582)	$(84,787)	$(62,795)	74%	$(211,008)	$(151,884)	$(59,124)	39%
Servicing fee income	19,120	25,002	(5,882)	(24)%	38,223	48,808	(10,585)	(22)%
Fees, commissions, and other	82,069	90,196	(8,127)	(9)%	177,199	184,572	(7,373)	(4)%
Total other income	$(46,393)	$30,411	$(76,804)	(253)%	$4,414	$81,496	$(77,082)	(95)%

Average serviced for others portfolio	$10,947,550	$8,996,182	$1,951,368	22%	$10,624,365	$8,970,346	$1,654,019	18%
Investment losses, net, decreased $59 million from the six months ended June 30, 2019 to the six months ended June 30, 2020, primarily due to the reduction in carrying value of the held for sale personal lending portfolio and the loss on asset sales, offset by lower personal lending balances and losses in 2020.

Servicing fee income decreased $6 million from the second quarter of 2019 to the second quarter of 2020, and decreased $11 million from the six months ended June 30, 2019 to the six months ended June 30, 2020 due to the lower average balances for serviced portfolio that had higher servicing fee rates. The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. The serviced for others portfolio as of June 30, 2020 and 2019 was as follows:

	June 30,
	2020	2019
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$9,488,835	$6,853,846
SBNA leases	131	163
Total serviced for related parties	9,488,966	6,854,009
CCAP securitizations	127,108	369,113
SCART securitizations	484,413	—
Other third parties	1,110,728	2,059,186
Total serviced for third parties	1,722,249	2,428,299
Total serviced for others portfolio	$11,211,215	$9,282,308

Fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income remained flat from the six months ended June 30, 2019 to the six months ended June 30, 2020.
Total Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$127,643	$122,678	$4,965	4%	$260,969	$250,572	$10,397	4%
Repossession expense	22,289	69,699	(47,410)	(68)%	79,951	140,559	(60,608)	(43)%
Other operating costs	116,747	88,272	28,475	32%	208,432	180,475	27,957	15%
Total operating expenses	$266,679	$280,649	$(13,970)	(5)%	$549,352	$571,606	$(22,254)	(4)%
Compensation expenses slightly increased three and six months ended June 30, 2020 compared to the same period in 2019 due to salary adjustments.
Repossession expense decreased three and six months ended June 30, 2020 compared to the same period in 2019, primarily due to the lower volume of involuntary repossessions nationwide as a result of the COVID-19 outbreak.
Other operating costs increased three and six months ended June 30, 2020 compared to the same periods of 2019, primarily due to ancillary product expenses and computer hardware and software expenses.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$(32,857)	$111,764	$(144,621)	(129)%	$(35,315)	$201,528	$(236,843)	(118)%
Income before income taxes	(129,535)	480,031	(609,566)	(127)%	(135,980)	817,298	(953,278)	(117)%
Effective tax rate	25.4%	23.3%			26.0%	24.7%

The effective tax rate increased from 24.7% for the six months ended June 30, 2019 to 26.0% for the six months ended June 30, 2020, primarily due to the impact of electric vehicle tax credits reducing tax expense recorded on earnings in the prior year versus increasing tax benefit recorded on a loss in the current year.

Other Comprehensive Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$(50)	$(33,506)	$33,456	(100)%	$(37,012)	$(54,083)	$17,071	(32)%

The change in unrealized gains (losses) for the three and six months ended June 30, 2020 as compared to three and six months ended June 30, 2019, was primarily driven by, as shown in Note 9 “Derivative Financial Instruments”, increase in cash flow hedge portfolio related to mark to mark valuation.
Credit Quality
Loans and Other Finance Receivables
Allowance for Credit losses
Non-prime loans comprise 79% of the Company’s portfolio as of June 30, 2020. The Company records an allowance for credit loss at a level considered adequate to cover lifetime expected credit losses in the Company’s retail installment contracts and other loans and receivables held for investment, based upon a holistic assessment including both quantitative and qualitative considerations. Refer to Note 2 - "Finance Receivables" and Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s held for investment portfolio of retail installment contracts and receivables from dealers, as of June 30, 2020 and December 31, 2019.
Credit risk profile

A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of June 30, 2020 and December 31, 2019 was as follows (dollar amounts in billions, totals may not foot due to rounding):

June 30, 2020
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.9	97%	$0.1	3%	$0.0	—%	$0.0	—%	$3.0	10%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.3	90%	4.8	16%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.1	1%	0.2	2%	0.3	3%	8.5	93%	9.1	29%
600-639	<36	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.1	2%	4.7	94%	5.0	16%
>640	<36	1.1	69%	0.2	13%	0.1	6%	0.2	13%	1.6	5%
	36+	0.1	2%	0.1	2%	0.1	2%	3.9	93%	4.2	14%
Total (c)		$5.5	18%	$1.6	5%	$1.2	4%	$22.3	73%	$30.6	100%

December 31, 2019 (b)
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.8	97%	$0.1	3%	$0.0	$0.0	$0.0	$0.0	$2.9	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.4	90%	4.9	16%
540-599	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.2	2%	0.3	3%	0.3	3%	8.3	91%	9.1	30%
600-639	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.2	4%	4.7	92%	5.1	17%
>640	<36	0.5	45%	0.1	9%	0.1	9%	0.4	36%	1.1	4%
	36+	0.1	2%	0.1	2%	0.1	2%	4.7	94%	5.0	16%
Total		$4.8	16%	$1.6	5%	$1.3	4%	$23.0	75%	$30.8	100%
(a) Includes commercial loans
(b) The information as of December 31, 2019 includes balances based on UPB. Difference between amortized cost and UPB was not material.

(c)The amount of accrued interest excluded from the disclosed amortized cost as of June 30, 2020 is $447 million.
Delinquencies

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

In each case, the period of delinquency is based on the number of days payments are contractually past due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company’s delinquencies have been highest in the period from November through January due to consumers’ holiday spending. In the current quarter, delinquency rates have been positively impacted (lower) due to the historic volume of deferrals granted to borrowers impacted by COVID-19.
Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the retail installment contracts held for investment that were placed on nonaccrual status, as of June 30, 2020 and December 31, 2019.
Credit Loss Experience
The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
	(Dollar amounts in thousands)
Principal outstanding at period end	$30,492,634	$28,971,311
Average principal outstanding during the period	$30,493,604	$28,816,732
Number of receivables outstanding at period end	1,916,589	1,824,968
Average number of receivables outstanding during the period	1,867,332	1,810,734
Number of repossessions (a)	82,364	144,957
Number of repossessions as a percent of average number of receivables outstanding	8.8%	16.0%
Net losses	$1,054,060	$1,077,631
Net losses as a percent of average principal amount outstanding	6.9%	7.5%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off. The Company has recently temporarily suspended involuntary repossession activities nationwide as a result of the COVID-19 outbreak.
There were no charge-offs on the Company’s receivables from dealers for the three and six months ended June 30, 2020 and 2019. Net charge-offs on the finance lease receivables portfolio, totaled $1,517 and $347 for the six months ended June 30, 2020 and 2019, respectively.
Deferrals and Troubled Debt Restructurings
In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to consumers on its retail installment contracts, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. The Company’s policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile retail installment contracts was eight, while some marine and recreational vehicle contracts had a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of months have passed since origination. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
However, in March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs to mitigate the adverse effects of COVID-19. These programs revised the practices noted above by 1) increasing the maximum number of extensions from eight to twelve, 2) allowing more than one deferral every six months and 3) removing the requirement that a requisite number of months have passed since origination.

The predominant program offering is a two-month deferral of payments to the end of the loan term and waiver of late charges. We experienced a sharp increase in requests for extensions related to COVID-19 nationwide and over 730,000 loan extensions have been granted since the implementation of the program in March 2020. As of June 30, 2020, approximately one third (or approximately $11 billion in balances) of our customers have received a COVID-19 deferral.

The following is a summary of deferrals (amortized cost) on the Company’s retail installment contracts held for investment as of the dates indicated:

	June 30, 2020		December 31, 2019 (a)
	(Dollar amounts in thousands)
Never deferred	$17,429,649	57.1%	$23,830,368	77.3%
Deferred once	6,895,969	22.5%	3,499,477	11.4%
Deferred twice	3,308,443	10.8%	1,463,503	4.8%
Deferred 3 - 4 times	2,234,482	7.3%	1,867,546	6.1%
Deferred greater than 4 times	715,928	2.3%	115,144	0.4%
Total (b)	$30,584,471		$30,776,038
(a) The information as of December 31, 2019 is based on UPB. Difference between amortized cost and UPB was not material.
(b) The amount of accrued interest excluded from the disclosed amortized cost as of June 30, 2020 is $447 million.

The historic volume of deferrals granted in response to COVID-19 impacts has caused the percentage of balances that have never been deferred to decrease significantly year over year, and the percentage of balances deferred greater than four times to increase dramatically.

At the time a deferral is granted, all delinquent amounts may be deferred or paid. This may result in the classification of the loan as current and therefore not considered a delinquent account. However, there are other instances when a deferral is granted but the loan is not brought completely current, such as when the account days past due is greater than the deferment period granted. Such accounts are aged based on the timely payment of future installments in the same manner as any other account. Historically, the majority of deferrals are approved for borrowers who are either 31-60 or 61-90 days delinquent and these borrowers are typically reported as current after deferral. If a customer receives two or more deferrals over the life of the loan, the loan would generally advance to a TDR designation.

However, in March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and concludes that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. The Company applied this guidance to deferrals executed in response to COVID-19 and did not designate borrowers who were less than 30 days past due at the time of the COVID-19 extension as TDR’s, even if they would have otherwise qualified. This guidance (or exception) prevented approximately $3 billion in retail installment contract balances from being TDR designated.
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
The following is a summary of the amortized cost (including accrued interest) balance as of June 30, 2020 and December 31, 2019 of loans that have received these modifications and concessions;

	June 30, 2020	December 31, 2019 (a)
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (b)	$839,754	$1,168,358
Bankruptcy-related accounts	30,403	41,756
Extension of maturity date	36,689	35,238
Interest rate reduction	71,895	61,870
Max buy rate and fair lending (c)	6,724,559	6,069,509
Other (d)	313,623	240,553
Total modified loans	$8,016,923	$7,617,284
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

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s amortized cost (including accrued interest) in TDRs and a summary of delinquent TDRs, as of June 30, 2020 and December 31, 2019.

The following table shows the components of the changes in the amortized cost (including accrued interest) in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance — beginning of period	$3,436,753	$4,891,375	$3,828,892	$5,365,477
New TDRs	896,477	293,079	1,082,244	624,871
Charge-offs	(127,617)	(368,758)	(417,184)	(833,516)
Paydowns (a)	(224,817)	(309,202)	(538,827)	(650,808)
Others	822	(14,570)	26,493	(14,100)
Balance — end of period	$3,981,618	$4,491,924	$3,981,618	$4,491,924
(a) Includes net discount accreted in interest income for the period.

The historic volume of deferrals granted in response to COVID-19 impacts has driven an increase in TDR balances year over year, the first period over period increase in the Company’s TDR balances since the peak in 2017.
Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, SHUSA and through securitizations in the ABS market and flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $4.8 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the second quarter ended June 30, 2020, the Company completed on-balance sheet funding transactions totaling approximately $2.9 billion, including:
•securitizations on the Company’s DRIVE, deeper subprime platform, for approximately $0.9 billion;
•private amortizing lease facilities for approximately $1.0 billion; and
•securitizations on the Company’s SDART platform for approximately $1.0 billion

The Company also completed approximately $0.5 billion in asset sales to third parties.

Refer to Note 7 - "Debt" to the accompanying condensed consolidated financial statements for the details on the Company’s total debt.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has one credit facility with eight banks providing an aggregate commitment of $3.5 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Finance lease financing. As of June 30, 2020 there was an outstanding balance of approximately $0.8 billion on this facility in aggregate. The facility requires reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has eight credit facilities with eleven banks providing an aggregate commitment of $8.0 billion for the exclusive use of providing short-term liquidity needs to support Core and CCAP Loan financing.  As of June 30, 2020 there was an outstanding balance of approximately $2.8 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.
Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of June 30, 2020 there was an outstanding balance of $298 million under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of June 30, 2020 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	350,000	350,000	350,000	350,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	450,000	450,000	450,000	450,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	750,000	750,000	750,000	750,000
Promissory Note	SHUSA	1,000,000	1,000,000	1,000,000	1,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Line of Credit	SHUSA	—	500,000	150,549	485,000
Line of Credit	SHUSA	—	2,500,000	—	—
		$9,200,000	$12,200,000

SHUSA provides the Company with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. SHUSA also provides the Company with $7.2 billion of term promissory notes with maturities ranging from October 2020 to June 2025. Santander provides the Company with $2 billion of unsecured promissory notes maturing June 2022.
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

The Company also continues to periodically execute securitizations under Rule 144A of the Securities Act. After retaining the required credit risk retention via a 5% vertical interest, the Company transfers all remaining notes and residual interests in these securitizations to third parties. The Company subsequently records these transactions as true sales of the retail installment contracts securitized, and removes the sold assets from the Company's condensed consolidated balance sheet.

Cash Flow Comparison
The Company has historically produced positive net cash from operating activities. The Company’s investing activities primarily consist of originations, acquisitions, and collections from retail installment contracts. SC’s financing activities primarily consist of borrowing, repayments of debt, share repurchases, and payment of dividends.

	Six Months Ended June 30,
	2020	2019
	(Dollar amounts in thousands)
Net cash provided by operating activities	$1,192,105	$2,862,369
Net cash used in investing activities	(1,852,397)	(4,363,359)
Net cash provided by financing activities	732,456	1,622,883
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $1.7 billion from the six months ended June 30, 2019 to the six months ended June 30, 2020, primarily due to $1.6 billion increase to receivables held for sale.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $2.5 billion from the six months ended June 30, 2019 to the six months ended June 30, 2020, primarily due to a decrease of $1.5 billion in leased vehicles purchased and a decrease of $761 million in originations of finance receivables held for investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $890 million from the six months ended June 30, 2019 to the six months ended June 30, 2020, primarily related to tender offer program which expired on February 27, 2020 and a decrease of $437 million in notes payable.

Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company’s contingencies and off-balance sheet arrangements, refer to Note 6 - "Variable Interest Entities" and Note 14 - "Commitments and Contingencies" in the accompanying condensed consolidated financial statements.

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
The following table summarizes the Company’s contractual obligations as of June 30, 2020:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$8,479	$25,969	$25,456	$19,691	$79,595
Notes payable - credit facilities and related party	1,620,056	9,022,430	2,500,000	—	13,142,486
Notes payable - secured structured financings (a)	328,787	8,772,383	11,487,763	6,971,054	27,559,987
Contractual interest on debt	981,650	1,039,409	292,740	75,364	2,389,163
Total	$2,938,972	$18,860,191	$14,305,959	$7,066,109	$43,171,231
(a)Adjusted for unamortized costs of $68 million.
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

The Company has policies in place designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of June 30, 2020, the notional value of the Company’s interest rate swap agreements was $3.0 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of June 30, 2020 the notional value of the Company’s interest rate cap agreements was $21.8 billion, under which, all notional was executed Back-to-Back.

The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of June 30, 2020, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $42 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of June 30, 2020, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $71 million.

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
The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the second quarter of 2020, approximately 88% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.

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

•that the Company maintain at least eight external credit providers (as of June 30, 2020, it had thirteen);
•that the Company relies on Santander and affiliates for no more than 30% of its funding (as of June 30, 2020, Santander and affiliates provided 23% of its funding);
•that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of June 30, 2020, the highest single lender’s commitment was 21% (not including repo)); and

•that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of June 30, 2020, three of the Company’s warehouse facilities are scheduled to mature in the next six or twelve months).

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
Critical Accounting Estimates
Accounting policies are integral to understanding the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with U.S. GAAP. There have been no material changes (except as disclosed below) in the Company’s critical accounting estimates from those disclosed in Item 7 of the 2019 Annual Report on Form 10-K. The change is as a result of the Company's adoption of CECL standard, on January 1, 2020. Refer to footnote 1 "Description of Business, Basis of Presentation, and

Significant Accounting Policies and Practices", and footnote 3 " Credit Loss Allowance and Credit Quality" in the accompanying condensed consolidated financial statements and Part II, Item 2 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality" for a detailed discussion around accounting policy, estimation process and assumptions used in ACL.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of June 30, 2020 (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Reference should be made to Note 14 to the accompanying condensed consolidated financial statements, which is incorporated herein by reference, for information regarding legal proceedings in which the Company is involved, which supplements the discussion of legal proceedings set forth in Note 11 to the accompanying consolidated financial statements of the 2019 Annual Report on Form 10-K.

Item 1A.	Risk Factors

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow including those set forth under Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the risk factors disclosed in that Form 10-K, the Company is subject to (1) risks related to the new credit reserving framework set forth below, and (2) risks related to the COVID-19 outbreak, as noted in the our Form 8-K filed with the SEC on April 10, 2020, which is incorporated herein by reference.

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
The following table presents information regarding repurchases of the Company’s common stock as part of publicly announced plans or programs during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	399,741
May 1 - May 31	2,311,500	15.09	2,311,500	364,860
June 1 - June 30	2,599,800	18.85	2,599,800	315,854
Total	4,911,300	$17.08	4,911,300

Refer to Note 8 of the accompanying condensed consolidated financial statements for additional details on share repurchases.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

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

The following activities are disclosed in response to Section 13(r) with respect to the Group and its affiliates. During the period covered by this report:

•Santander UK holds three blocked accounts for two customers, with the first customer holding one GBP savings account and one GBP current account, and the second customer holding one GBP savings account. Both customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme with accounts blocked since designation. The accounts are dormant. Revenues and profits generated by Santander UK on these accounts in the first half of 2020 were negligible relative to the overall profits of Banco Santander, S.A.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions programme. The accounts held by each customer were blocked immediately following the US designation, have been frozen since their UK designation and have remained frozen throughout the first half of 2020. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the first half of 2020.

•The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations – either under tender documents or under contracting agreements – of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first half of 2020 which were negligible relative to the overall revenues and profits of Banco Santander, S.A. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description

10.1*
Offer Letter, dated April 20, 2020, by and between Christopher Pfirrman and Santander Consumer USA Inc. and Santander Consumer USA Holdings Inc. (certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed) #

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
Name: Mahesh Aditya
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mahesh Aditya	President and Chief Executive Officer	July 30, 2020
Mahesh Aditya	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	July 30, 2020
Fahmi Karam	(Principal Financial and Accounting Officer)