Form 10-Q
period 2020-09-30
Santander Consumer USA Holdings Inc.
filed 2020-10-30
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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
Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered	Outstanding shares at October 26, 2020
Common Stock ($0.01 par value)	SC	New York Stock Exchange	306,070,972

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
•certain regulations, including but not limited to oversight by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), the European Central Bank (ECB), and the Federal Reserve Bank of Boston (FRBB), whose oversight and regulation may limit certain of our activities, including share repurchase programs, the timing and amount of dividends and other limitations on our business;
•future changes in our relationship with SHUSA and Banco Santander that could adversely affect our operations; and
•the other factors that are described in Part I, Item IA – Risk Factors of the 2019 Annual Report on Form 10-K, impacts of the COVID-19 outbreak on our business, financial condition, liquidity and results of operations, as noted in the Form 8-K filed with the SEC on April 10, 2020 and impacts of the new credit reserving framework, as noted in Part II, Item 1A of our Form 10-Q for the Quarter ended March 31, 2020 filed with the SEC on May 1, 2020.

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

ABS	Asset-backed securities
ACL	Allowance for credit loss
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
ALG	Automotive Lease Guide
Amendment	Amendment to the Chrysler Agreement with FCA, dated June 28, 2019
Amortized costs	Includes unpaid principal balance (UPB), net of discounts and premiums
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCAP	Chrysler Capital
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CECL	Current Expected Credit Loss, Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Chrysler Agreement	Ten-year master private-label financing agreement with FCA
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
COVID-19	Coronavirus disease 2019
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
EIR	Effective interest rate
ECL	Expected credit losses
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	FCA US LLC, formerly Chrysler Group LLC
FICO®	A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit
FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston

FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
HPI	Housing Price Index
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
PD	Probability of default
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
PSRT	Private Santander Retail Auto Lease Trust, a lease securitization platform
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts	Includes retail installment contracts individually acquired or originated by the Company and purchased non-credit deteriorated finance receivables
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCART	Santander Consumer Auto Receivables Trust, a securitization platform
SCI	Santander Consumer International Puerto Rico, LLC, a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
SREV	Santander Revolving Auto Loan Trust, a securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose entities utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents - $26,920 and $41,785 held at affiliates, respectively	$105,616	$81,848
Finance receivables held for sale, net	763,292	1,007,105
Finance receivables held for investment, at amortized cost	33,602,108	30,810,487
Allowance for credit loss	(6,152,378)	(3,043,468)
Finance receivables held for investment, at amortized cost, net	27,449,730	27,767,019
Restricted cash - $27 and $27 held at affiliates, respectively	2,267,154	2,079,239
Accrued interest receivable	428,586	288,615
Leased vehicles, net	16,195,376	16,461,982
Furniture and equipment, net of accumulated depreciation of $99,382 and $85,347, respectively	60,105	59,873
Goodwill	74,056	74,056
Intangible assets, net of amortization of $60,395 and $52,665, respectively	62,341	42,772
Other assets - $5,878 and $30,841 held at affiliates, respectively	1,042,665	1,071,020
TOTAL ASSETS	$48,448,921	$48,933,529
LIABILITIES AND EQUITY
LIABILITIES
Borrowings and other debt obligations - $11,208,796 and $5,652,325 to/from affiliates, respectively	$41,369,347	$39,194,141
Deferred tax liabilities, net	1,095,238	1,468,222
Accounts payable and accrued expenses - $83,254 and $63,951 held at affiliates, respectively	524,816	563,277
Other liabilities - $816 and $24,730 held at affiliates, respectively	364,708	389,269
TOTAL LIABILITIES	43,354,109	41,614,909
Commitments and contingencies (Notes 7 and 14)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
363,138,607 and 362,798,115 shares issued and 306,070,972 and 339,201,748 shares outstanding, respectively	3,061	3,392
Additional paid-in capital	394,428	1,173,262
Accumulated other comprehensive income (loss), net of taxes	(56,882)	(26,693)
Retained earnings	4,754,205	6,168,659
TOTAL STOCKHOLDERS' EQUITY	5,094,812	7,318,620
TOTAL LIABILITIES AND EQUITY	$48,448,921	$48,933,529

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest on finance receivables and loans	$1,300,694	$1,273,022	$3,811,113	$3,787,700
Leased vehicle income	725,156	706,302	2,210,684	2,032,098
Other finance and interest income	2,146	9,926	12,354	31,610
Total finance and other interest income	2,027,996	1,989,250	6,034,151	5,851,408
Interest expense — Including $87,851, $54,719 and $221,676 and $145,501 to affiliates, respectively	292,118	335,212	929,934	999,633
Leased vehicle expense	467,172	456,193	1,630,945	1,344,654
Net finance and other interest income	1,268,706	1,197,845	3,473,272	3,507,121
Credit loss expense	340,548	566,849	2,110,331	1,548,404
Net finance and other interest income after credit loss expense	928,158	630,996	1,362,941	1,958,717
Profit sharing	30,414	18,125	56,239	38,438
Net finance and other interest income after credit loss expense and profit sharing	897,744	612,871	1,306,702	1,920,279
Investment losses, net	(68,989)	(86,397)	(279,997)	(238,281)
Servicing fee income — Including $10,050, $13,117, $33,923 and $40,405 from affiliates, respectively	18,574	21,447	56,797	70,255
Fees, commissions, and other — Including $1,254, $13,465, $11,127 and $32,432 from affiliates, respectively	78,924	96,243	256,123	280,815
Total other income	28,509	31,293	32,923	112,789
Compensation and benefits	127,991	132,271	388,960	382,843
Repossession expense	35,910	62,937	115,861	203,496
Other expenses — Including $1,456, $1,222, $3,762 and $3,220 to affiliates, respectively	99,761	134,262	308,193	314,737
Total other expenses	263,662	329,470	813,014	901,076
Income (loss) before income taxes	662,591	314,694	526,611	1,131,992
Income tax expense	172,476	82,156	137,161	283,684
Net income (loss)	$490,115	$232,538	$389,450	$848,308

Net income (loss)	$490,115	$232,538	$389,450	$848,308
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges, net of tax of $2,083, $(3,610), $(10,419) and $(21,275), respectively	7,112	(11,158)	(31,726)	(66,241)
Unrealized gains (losses) on available-for-sale and held-to-maturity debt securities net of tax of $(88), $(35), $500 and $286, respectively	(289)	(111)	1,537	890
Comprehensive income (loss)	$496,938	$221,269	$359,261	$782,957
Net income per common share (basic)	$1.58	$0.67	$1.21	$2.43
Net income per common share (diluted)	$1.58	$0.67	$1.21	$2.42
Dividend declared per common share	$0.22	$0.22	$0.66	$0.62
Weighted average common shares (basic)	310,150,293	345,469,657	321,275,907	349,341,627
Weighted average common shares (diluted)	310,307,265	345,956,043	321,492,331	349,855,822

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance — July 1, 2020	316,235	$3,162	$624,554	$(63,705)	$4,331,454	$4,895,465
Stock issued in connection with employee incentive compensation plans	34	—	237	—	—	237
Stock-based compensation expense	—	—	1,010	—	—	1,010
Stock repurchase/Treasury stock	(10,198)	(101)	(223,415)	—	—	(223,516)
Dividends-Common stock, $0.22/share	—	—	—	—	(67,364)	(67,364)
Tax sharing with affiliate	—	—	(7,958)	—	—	(7,958)
Available-for-sale securities, net of taxes	—	—	—	(289)	—	(289)
Net income (loss)	—	—	—	—	490,115	490,115
Other comprehensive income (loss), net of taxes	—	—	—	7,112	—	7,112
Balance — September 30, 2020	306,071	$3,061	$394,428	$(56,882)	$4,754,205	$5,094,812

Balance — July 1, 2019	348,130	$3,481	$1,413,461	$(20,567)	$5,940,886	$7,337,261
Stock issued in connection with employee incentive compensation plans	214	3	2,886	—	—	2,889
Stock-based compensation expense	—	—	931	—	—	931
Stock repurchase/Treasury stock	(5,480)	(55)	(140,964)	—	—	(141,019)
Dividends-Common stock, $0.22/share	—	—	—	—	(76,129)	(76,129)
Available-for-sale securities, net of taxes	—	—	—	(111)	—	(111)
Net income	—	—	—	—	232,538	232,538
Other comprehensive income (loss), net of taxes	—	—	—	(11,158)	—	(11,158)
Balance — September 30, 2019	342,864	$3,429	$1,276,314	$(31,836)	$6,097,295	$7,345,202

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance — January 1, 2020	339,202	$3,392	$1,173,262	$(26,693)	$6,168,659	$7,318,620
Cumulative-effect adjustment upon adoption of CECL standard (Note 1)	—	—	—	—	(1,590,885)	(1,590,885)
Tax impact of adoption of ASU 2019-12	—	—	—	—	(382)	(382)
Stock issued in connection with employee incentive compensation plans	340	3	(1,509)	—	—	(1,506)
Stock-based compensation expense	—	—	6,161	—	—	6,161
Stock repurchase/Treasury stock	(33,471)	(334)	(775,636)	—	—	(775,970)
Dividends-Common stock, $0.66/share	—	—	—	—	(212,637)	(212,637)
Tax sharing with affiliate	—	—	(7,850)	—	—	(7,850)
Available-for-sale securities, net of taxes	—	—	—	1,537	—	1,537
Net income (loss)	—	—	—	—	389,450	389,450
Other comprehensive income (Loss), net of taxes	—	—	—	(31,726)	—	(31,726)
Balance — September 30, 2020	306,071	$3,061	$394,428	$(56,882)	$4,754,205	$5,094,812

Balance — January 1, 2019	352,303	3,523	1,515,572	33,515	5,465,748	7,018,358
Stock issued in connection with employee incentive compensation plans	756	8	1,312	—	—	1,320
Stock-based compensation expense	—	—	7,973	—	—	7,973
Stock repurchase/Treasury stock	(10,195)	(102)	(245,561)	—	—	(245,663)
Dividends-Common stock, $0.62/share	—	—	—	—	(216,761)	(216,761)
Tax sharing with affiliate	—	—	(2,982)	—	—	(2,982)
Available-for-sale securities, net of taxes	—	—	—	890	—	890
Net income	—	—	—	—	848,308	848,308
Other comprehensive income (loss), net of taxes	—	—	—	(66,241)	—	(66,241)
Balance — September 30, 2019	342,864	$3,429	$1,276,314	$(31,836)	$6,097,295	$7,345,202

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$389,450	$848,308
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	10,022	14,027
Credit loss expense	2,110,331	1,548,404
Depreciation and amortization	1,726,356	1,439,818
Accretion of discount	(15,231)	(59,793)
Originations and purchases of receivables held for sale	(1,637,194)	—
Proceeds from sales of and collections on receivables held for sale	545,293	101,914
Change in revolving personal loans, net	(59,096)	(144,411)
Investment losses, net	279,997	238,281
Stock-based compensation	6,161	7,973
Deferred tax expense/(benefit)	142,554	268,537
Changes in assets and liabilities:
Accrued interest receivable	(153,199)	6,637
Accounts receivable	3,431	(1,425)
Federal income tax and other taxes	(14,145)	8,161
Other assets	(39,721)	(12,792)
Accrued interest payable	(13,237)	(1,508)
Other liabilities	(29,830)	(46,675)
Net cash provided by operating activities	3,251,942	4,215,456
Cash flows from investing activities:
Originations and purchases of portfolios, and disbursements on finance receivables held for investment	(12,782,253)	(12,193,605)
Collections on finance receivables held for investment	9,223,448	9,207,346
Proceeds from sale of loans held for investment	803,614	—
Leased vehicles purchased	(4,891,504)	(6,754,501)
Manufacturer incentives received	339,717	643,552
Proceeds from sale of leased vehicles	3,094,294	2,733,172
Change in revolving personal loans, net	75,318	64,136
Purchases of available-for-sale securities	—	(85,098)
Proceeds from repayments and maturities of available-for-sale securities	—	6,000
Purchases of held-to-maturity investment securities	(54,584)	—
Proceeds from repayments and maturities of held-to-maturity securities	4,203	—
Purchases of furniture and equipment	(18,117)	(8,503)
Sales of furniture and equipment	3	334
Upfront fee paid to FCA	—	(60,000)
Net cash used in investing activities	(4,205,861)	(6,447,167)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs - $11,545,000 and $6,515,000 from affiliates, respectively	37,972,329	33,874,913
Payments on borrowings and other debt obligations - $(5,995,000) and $(4,765,000) to affiliates, respectively	(35,818,793)	(31,151,588)
Proceeds from stock option exercises, gross	673	4,441
Shares repurchased	(775,970)	(245,663)
Dividends paid	(212,637)	(216,761)
Net cash provided by (used in) financing activities	1,165,602	2,265,342

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (Dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Net increase (decrease) in cash and cash equivalents and restricted cash	211,683	33,631
Cash and cash equivalents and restricted cash— Beginning of year	2,161,087	2,250,484
Cash and cash equivalents and restricted cash— End of year	$2,372,770	$2,284,115
Supplemental cash flow information:
Cash and cash equivalents	105,616	38,589
Restricted cash	2,267,154	2,245,526
Total cash, cash equivalents and restricted cash	$2,372,770	$2,284,115

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
As of September 30, 2020, the Company was owned approximately 80.2% by SHUSA, a subsidiary of Santander, and approximately 19.8% by other shareholders.
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

The accompanying condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the periods indicated and contain adequate disclosure for the fair statement of this interim financial information. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and those differences may be material. The most significant estimates include the determination of credit loss allowance, accretion of discounts and subvention, impairment, fair value measurements, expected end-of-term lease residual values, values of repossessed assets, and income taxes. These estimates, although based on actual historical trends and modeling, may show significant variances over time.

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

Recently Adopted Accounting Standards
Since January 1, 2020, the Company adopted the following FASB ASUs:

•Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changed how entities measure credit losses for most financial assets and certain other instruments that are measured at amortized cost. The amendment introduced a new credit reserving framework known as "Current Expected Credit Loss" (“CECL”), which replaced the incurred loss impairment framework with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changed the accounting framework for purchased credit deteriorated held-to-maturity ("HTM") debt securities and loans, and dictates measurement of available-for-sale ("AFS") debt securities using an allowance instead of reducing the carrying amount as it is under the prior OTTI framework. The Company adopted the new guidance on January 1, 2020, on a modified retrospective basis, which resulted in an increase in the ACL of approximately $2.1 billion, a decrease to opening retained earnings of approximately $1.6 billion and a decrease in deferred tax liabilities, net of approximately $0.5 billion, at January 1, 2020. The increase was based on forecasts of expected future economic conditions and was primarily driven by the fact that the allowance covers expected lifetime credit losses of the loan portfolios. The standard did not have a material impact on the Company's other financial instruments.

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
The Company conducts an impairment assessment quarterly on all AFS securities with a fair value that is less than their amortized cost basis to determine whether the loss is due to credit factors. Securities for which management expects risk of nonpayment of the amortized cost basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, because these entities have a long history of no defaults and the highest credit ratings issued by rating agencies. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and by the recording of a valuation reserve. The non-credit component is recorded within AOCI.
•Purchased Credit Deteriorated or PCD loans
Loans that the Company deems at acquisition to have more than insignificant deterioration in credit quality since origination (i.e., Purchased Credit Deteriorated or PCD loans) require the recognition of an allowance for credit losses at purchase. The allowance for credit losses is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The allowance for credit losses is calculated using the same methodology as originated loans, as described below. Alternatively, the Company can elect the fair value option at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under an FVO.
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

The above ECL components are used to compute an ACL based on the weighted average of the results of the macroeconomic scenarios. The weighting of these scenarios is governed and approved quarterly by management through established committee governance. These ECL components are inputs to both the Company’s DCF approach for TDR and individually assessed loans and non-DCF approach for other loans.

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
Collateral - Dependent Assets
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

The qualitative adjustment is also established in consideration of several factors such as the interpretation of economic trends, changes in the nature and volume of our loan portfolio, trends in delinquency and collateral values, and concentration risks. This analysis is conducted at least quarterly, and the Company revises the qualitative component of the allowance when necessary in order to address improving or deteriorating credit quality trends or specific risks associated with loan pool classification, not otherwise captured in the quantitative models.
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

The Company's reserves are principally based on various models subject to the Company's model risk management framework. New models are approved by the SHUSA's Model Risk Management Committee. Models, inputs and documentation are further reviewed and validated at least annually, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its ACL Committee. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

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

2.    Finance Receivables
Held for Investment
Finance receivables held for investment, net is comprised of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Retail installment contracts, net (a)	$27,415,437	$27,719,221
Purchased receivables - credit deteriorated	7,438	12,177
Receivables from dealers	3,668	12,536
Finance lease receivables (Note 4)	23,187	23,085
Finance receivables held for investment, net	$27,449,730	$27,767,019
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net.
As of September 30, 2020 and December 31, 2019, $8,248 and $22,353 of loans were recorded at fair value, respectively (Note 10).

The Company’s held for investment portfolio of retail installment contracts is comprised of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$29,667,444	$3,801,948
ACL	(4,900,132)	(1,248,522)
Discount (net of subvention and participation)	1,004	(10,583)
Capitalized origination costs and fees	100,750	3,528
Net carrying balance	$24,869,066	$2,546,371
ACL as a percentage of unpaid principal balance	16.5%	32.8%
ACL and discount as a percentage of unpaid principal balance	16.5%	33.1%

	December 31, 2019
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$26,895,551	$3,859,040
Credit loss allowance - specific	—	(914,718)
Credit loss allowance - collective	(2,123,878)	—
Discount (net of subvention and participation)	(67,484)	(17,167)
Capitalized origination costs and fees	84,961	2,916
Net carrying balance	$24,789,150	$2,930,071
Allowance as a percentage of unpaid principal balance	7.9%	23.7%
Allowance and discount as a percentage of unpaid principal balance	8.1%	24.1%

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 7). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $823,955 and $741,592 of the unpaid principal balance represented fleet contracts with commercial borrowers as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020 and 2019, the Company originated (including through the SBNA originations program) $11,145,890 and $9,514,939, respectively, in CCAP loans which represented 61% and 56%, respectively, of the total retail installment contract originations (including the SBNA originations program).
As of September 30, 2020, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (10%), California (8%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

During the three and nine months ended September 30, 2020 and 2019, the Company did not acquire any vehicle loan portfolios from third party lenders.

For the nine months ended September 30, 2020 and 2019, the Company recognized certain retail installment contracts with an unpaid principal balance of $76,878 and $74,718 respectively. For the three months ended September 30, 2020 and 2019, there were no retail installment contracts with an unpaid principal balance. held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 10).
Receivable from Dealers
The receivables from dealers held for investment are all Chrysler Agreement-related. As of September 30, 2020, borrowers on these dealer receivables are located in New York.
Held for Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Personal loans	$763,292	$1,007,105
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales of retail installment contracts to third parties	$636,301	$—	$1,148,587	$—
Proceeds from sales of charged-off assets to third parties	$9,144	$28,847	$30,019	$55,220

3.    Credit Loss Allowance and Credit Quality
Credit Loss Allowance
During the first quarter of 2020, the Company changed the model used for estimating the ACL on retail installment contracts from incurred loss model to an expected lifetime loss model, as a result of the Company's adoption of the CECL standard on January 1, 2020.
The Company maintains an ACL on the retail installment contracts held for investment, which excludes those loans measured at fair value in accordance with applicable accounting standards. The Company maintains an expected ACL for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of September 30, 2020 and 2019, the ACL for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired. The Company estimates losses on the finance lease receivable portfolio based on delinquency status, loss experience to date, future expectation of losses as well as various economic factors.
Retail installment contracts
The activity in the ACL for the retail installment contracts for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
	Non-TDR	TDR	Non-TDR	TDR

Balance — beginning of period	$4,818,187	$1,037,628	$1,961,893	$1,156,303
Credit loss expense (a)	24,841	314,075	484,626	102,494
Charge-offs (b)	(334,938)	(200,352)	(962,573)	(381,490)
Recoveries	392,042	97,171	567,846	183,305
Balance — end of period	$4,900,132	$1,248,522	$2,051,792	$1,060,612

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
	Non-TDR	TDR	Non-TDR	TDR
Balance — beginning of period	$2,123,878	$914,718	$1,819,360	$1,416,743
Day 1 - Adjustment to allowance for adoption of CECL standard	2,030,473	71,833	—	—
Credit loss expense (a)	1,526,545	581,344	1,279,931	266,913
Charge-offs (b)	(1,955,706)	(617,536)	(2,685,931)	(1,217,650)
Recoveries	1,174,942	298,163	1,638,432	594,606
Balance — end of period	$4,900,132	$1,248,522	$2,051,792	$1,060,612
(a) Excluded from the credit loss expense is $13 million and $52 million related to retail installment contracts sold in an off-balance sheet securitization during the three and nine months ended September 30, 2020, respectively. In addition, credit loss expense includes a net of $72 million and $60 million in the credit loss expense related to retail installment contracts transferred to held for sale and returned to held for investment during the three and nine months ended September 30, 2020, respectively. Furthermore, credit loss expense includes $0 million and $20 million related to retail installment contracts transferred to held for sale during the three and nine months ended September 30, 2019, respectively.
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

The Company has determined the reasonable and supportable period to be three years at which time economic forecasts generally tend to revert to historical averages. The Company utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of the current levels of delinquency, charge-offs and used vehicle prices. The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustment for macroeconomic uncertainty, and may consider adjustments to macroeconomic inputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which show an improvement in key variables in this quarter, including a sharp decrease in unemployment rates (which are a key driver to losses). The scenarios are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through established committee governance.

The Company’s ACL increased $0.3 billion and $3.1 billion for the three and nine months ended September 30, 2020. For the three months ended September 30, 2020, the increase was primarily due to portfolio growth. For the nine months ended September 30, 2020, the primary drivers were a $2.1 billion increase at CECL adoption on January 1, 2020, driven mainly by the addition of lifetime expected credit losses for non-TDR loans, and additional reserves specific to COVID-19 risk.

Other portfolios

The ACL for the period end and its activity for Dealer Loans, Finance Lease receivable portfolio, and Purchased receivable portfolio-credit deteriorated, for the three and nine months ended September 30, 2020 and 2019, is insignificant.

Delinquencies

Retail installment contracts and personal amortizing term loans are generally classified as non-performing (or nonaccrual) when they are greater than 60 days past due as to contractual principal or interest payments. Dealer receivables are classified as non-performing when they are greater than 90 days past due. At the time a loan is placed in non-performing (nonaccrual) status, previously accrued and uncollected interest is reversed against interest income. If an account is returned to a performing (accrual) status, the Company returns to accruing interest on the loan. When an account is deferred, the loan is returned to accrual status during the deferral period and accrued interest related to the loan is evaluated for collectability.

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. In each case, the period of delinquency is based on the number of days payments are contractually past due.

A summary of delinquencies as of September 30, 2020, and December 31, 2019 is as follows:

	September 30, 2020
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit deteriorated	Total	Percent
Amortized cost, 30-59 days past due	$1,673,713	$887	$1,674,600	5.0%
Amortized cost over 59 days	817,577	334	817,911	2.4%
Total delinquent balance at amortized cost (a)	$2,491,290	$1,221	$2,492,511	7.4%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $64,970.

	December 31, 2019
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit impaired	Total	Percent
Principal, 30-59 days past due	$2,972,495	$1,930	$2,974,425	9.7%
Delinquent principal over 59 days	1,578,452	1,596	1,580,048	5.1%
Total delinquent principal (a)	$4,550,947	$3,526	$4,554,473	14.8%
(a) The table includes balances based on UPB. Difference between amortized cost and UPB was not material.

As of September 30, 2020 and December 31, 2019, there were no receivables from dealers that were 30 days or more delinquent. The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $64,358 and $128,872 as of September 30, 2020 and December 31, 2019, respectively.

Non-Accrual Loans for Retail Installment Contracts

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss for retail installment contracts is as follows:

	September 30, 2020
	Non-accrual loans	Non-accrual loans with no allowance (a)	Interest income recognized on nonaccrual loans (YTD)	Non-accrual loans as a percent of total amortized cost
Non-TDR	$623,428	$141,269	$57,275	1.9%
TDR	301,647	46,956	27,128	0.9%
Total non-accrual loans	$925,075	$188,225	$84,403	2.8%
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

Delinquent balances and nonaccrual balances are lower as of September 30, 2020 primarily due to a significant increase in deferrals granted to borrowers impacted by COVID-19.

Credit Quality Indicators
FICO® Distribution (determined at origination) — Amortized Cost Basis (in millions) by Origination Year for Retail Installment Contacts

								Total
September 30, 2020	2020 (a)	2019	2018	2017	2016	2015	Prior	Amount	%
No-FICO®s	1,395	1,318	608	595	305	174	40	4,435	13.2%
<540	1,444	1,517	1,022	516	305	223	116	5,143	15.3%
540-599	3,307	3,345	1,960	768	495	322	127	10,324	30.7%
600-639	2,101	2,059	1,120	384	272	158	65	6,159	18.4%
>640	4,226	1,592	922	308	244	163	48	7,503	22.4%
Total (b)	$12,473	$9,831	$5,632	$2,571	$1,621	$1,040	$396	$33,564	100.0%

(a) Represents nine months ended September 30, 2020
(b) The amount of accrued interest excluded from the disclosed amortized cost table is $428 million.

FICO® Band	December 31, 2019 (a)
No-FICO®s	12.4%
<540	16.9%
540-599	31.9%
600-639	19.0%
>640	19.8%

(a) Percentages are based on UPB. Difference between amortized cost and UPB was not material.

Commercial Lending — The Company’s risk department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications. All the receivables from dealers, as of September 30, 2020 and December 31, 2019 were classified as “Pass.”
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. The purchased receivables portfolio - credit deteriorated, operating and finance leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of September 30, 2020 and December 31, 2019 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of September 30, 2020 and December 31, 2019, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s amortized cost (including accrued interest) of TDRs as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	Retail Installment Contracts (a)
Amortized Cost including accrued interest (b)	$3,843,470	$3,828,892
Impairment	(1,248,522)	(914,718)
Amortized cost including accrued interest, net of impairment	$2,594,948	$2,914,174
(a) The December 31, 2019 balances were based on unpaid principal balance. Difference between amortized cost and UPB was not material.
(b) As of September 30, 2020, these balances excludes $74.0 million of collateral-dependent bankruptcy TDRs that have been written down by $27.1 million to fair value less cost to sell. As of December 31, 2019, this balance excludes $94.9 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell.
A summary of the amortized cost (including accrued interest) of the Company’s delinquent TDRs at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
	Retail Installment Contracts (a)
30-59 days past due	$564,838	$927,952
Delinquent balance over 59 days	287,289	521,709
Total delinquent TDRs	$852,127	$1,449,661
(a) The December 31, 2019 balances were based on unpaid principal balance. Difference between amortized cost and UPB was not material.

The decrease in total delinquent TDRs is primarily due to the significant increase in deferrals granted to borrowers impacted by COVID-19. The additional risk of these deferrals is captured in the ACL for retail installment contracts for the three and nine months ended September 30, 2020.

Average amortized cost (including accrued interest) and interest income recognized on TDR loans are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
Average amortized cost (including accrued interest)	$3,960,119	$4,399,099	$3,802,823	$4,790,378
Interest income recognized	165,637	188,331	457,642	623,324
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs (including collateral-dependent bankruptcy TDRs) that occurred for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
Amortized cost (including accrued interest) before TDR	$317,455	$376,206	$1,399,813	$1,003,755
Amortized cost (including accrued interest) after TDR	319,027	377,750	1,417,480	1,006,637
Number of contracts (not in thousands)	14,620	21,575	69,786	58,783
A TDR is considered to be in default at charge off. For retail installment contracts, charge off is at the earlier of the date of repossession or 120 days past due and, for revolving personal loans, is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2020 and 2019 are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Retail Installment Contracts		Retail Installment Contracts
Amortized cost (including accrued interest) in TDRs that subsequently defaulted (a)	$83,002	$83,254	$183,871	$299,619
Number of contracts (not in thousands)	4,379	5,190	10,467	18,097
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
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the Chrysler Agreement, consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Leased vehicles	$21,795,939	$21,722,726
Less: accumulated depreciation	(4,694,217)	(4,159,944)
Depreciated net capitalized cost	17,101,722	17,562,782
Manufacturer subvention payments, net of accretion	(972,778)	(1,177,342)
Origination fees and other costs	66,432	76,542
Net book value	$16,195,376	$16,461,982

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of September 30, 2020:

Remainder of 2020	$745,650
2021	2,304,011
2022	1,218,588
2023	428,287
2024	7,852
Thereafter	—
Total	$4,704,388

Finance Leases

Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Gross investment in finance leases	$34,290	$34,443
Origination fees and other	288	241
Less: unearned income	(7,673)	(6,859)
Net investment in finance leases before allowance	26,905	27,825
Less: allowance for lease losses (a)	(3,718)	(4,740)
Net investment in finance leases	$23,187	$23,085
(a) The impact of day 1 - Adjustment to allowance for adoption of CECL standard was insignificant.

The following summarizes the maturity analysis of lease payments due to the Company, as lessor, under finance leases as of September 30, 2020:

Remainder of 2020	$2,685
2021	10,066
2022	8,793
2023	6,780
2024	4,262
Thereafter	1,704
Total	$34,290

5.    Other Assets
Other assets were comprised as follows:

	September 30, 2020	December 31, 2019
Vehicles (a)	$370,678	$341,465
Manufacturer subvention payments receivable (b)	38,414	74,738
Upfront fee (b)	76,709	98,980
Derivative assets at fair value (c)	5,999	65,358
Derivative - collateral	104,435	147,914
Operating leases (Right-of-use-assets)	49,443	57,508
Available-for-sale debt securities	95,666	92,246
Held-to-maturity debt securities (d)	50,417	—
Equity securities not held for trading	1,430	—
Prepaids	44,458	45,644
Accounts receivable	34,898	24,103
Federal and State tax receivable	104,667	82,945
Other	65,451	40,119
Other assets	$1,042,665	$1,071,020

(a)Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.
(b)These amounts relate to the Chrysler Agreement. The Company paid a $150,000 upfront fee upon the May 2013 inception of the Chrysler Agreement. The fee is being amortized into finance and other interest income over a ten-year term. In addition, in June 2019, in connection with the execution of the Amendment to the Chrysler Agreement, the Company paid $60,000 upfront fee to FCA. This fee is being amortized into finance and other interest income over the remaining term of the Chrysler Agreement.
(c)Derivative assets at fair value represent the gross amount of derivatives presented in the condensed consolidated financial statements. Refer to Note 9 - "Derivative Financial Instruments" to these condensed Consolidated Financial Statements for the detail of these amounts.
(d)Held-to-maturity debt securities includes accrued interest as of September 30, 2020.

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

Supplemental information relating to these operating leases is as follows:

September 30, 2020
Operating leases-right of use assets	$49,443
Other liabilities	68,545
Weighted average lease term	5.6
Weighted average discount rate	3.4%

Lease expense incurred totaled $3,479 and $3,402 for the three months ended September 30, 2020 and 2019, respectively, and $10,586 and $10,316 for the nine months ended September 30, 2020 and 2019, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $12,947 during the nine months ended September 30, 2020.

The maturity of lease liabilities at September 30, 2020 are as follows:

September 30, 2020
2020	$4,175
2021	13,343
2022	12,639
2023	12,762
2024	12,701
Thereafter	19,691
Total	$75,311
Less: Interest	(6,766)
Present value of lease liabilities	$68,545

Available-for-sale and Held-to-maturity debt securities

Debt securities expected to be held for an indefinite period of time are classified as AFS and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes. All of these securities are used to satisfy collateral requirements for our derivative financial instruments.

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, charge-offs, amortization of premium and accretion of discount.

Realized gains and losses on sales of investment securities are recognized on the trade date and are determined using specific identification method and are included in earnings within Investment gain (losses) on sale of securities. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities available-for-sale and held-to-maturity debt securities as of September 30, 2020:

	September 30, 2020
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$92,621	$3,045	$—	$95,666
Held-to-maturity debt securities (Asset-Backed Notes)	$50,381	$561	$—	$50,942

Contractual Maturities

The contractual maturities of available-for-sale and held-to-maturity debt instruments are summarized in the                                          following table:

	September 30, 2020
	Available-for-sale debt securities		Held-to-maturity debt securities
	Amortized cost	Fair value	Amortized cost	Fair value
Due within one year	$4,978	$5,096	$3,416	$3,416
Due after one year but within 5 years	87,643	90,570	34,178	34,320
Due after 5 year but within 10 years	—	—	12,787	13,206
Total	$92,621	$95,666	$50,381	$50,942

There were no transfers of securities between available-for-sale and held-to-maturity during the periods ended September 30, 2020 or December 31, 2019.

Other Investments

Other investments includes the equity securities not held for trading as 5% of certificate related to the off-balance sheet securitization. Equity securities are measured at fair value as of September 30, 2020 for $1,430, with changes in fair value recognized in net income.

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

On-balance sheet variable interest entities

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	September 30, 2020	December 31, 2019
Assets
Restricted cash	$1,763,252	$1,629,870
Finance receivables held for investment, net	22,711,254	26,532,328
Leased vehicles, net	16,195,376	16,461,982
Various other assets	870,229	625,359
Total assets	$41,540,111	$45,249,539
Liabilities
Notes payable	$31,265,215	$34,249,851
Various other liabilities	117,997	188,093
Total liabilities	$31,383,212	$34,437,944

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

As of September 30, 2020 and December 31, 2019, the Company was servicing $27,688,633 and $27,253,573, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization trusts during the three and nine months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Assets securitized	$5,282,901	$5,498,705	$15,845,707	$15,340,428

Net proceeds from new securitizations (a)	$4,662,211	$4,475,722	$11,470,857	$12,232,777
Net proceeds from retained bonds	1,293	2,414	57,286	119,719
Cash received for servicing fees (b)	242,245	242,801	735,533	740,760
Net distributions from Trusts (b)	1,173,276	1,018,301	2,730,657	2,689,735
Total cash received from Trusts	$6,079,025	$5,739,238	$14,994,333	$15,782,991
(a)Includes additional advances on existing securitizations.
(b)These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three and nine months ended September 30, 2020 the Company sold $636,301 and $1,148,587, respectively, of gross retail installment contracts to third party investors in off-balance sheet securitizations for a loss of $13,669 and $40,553, respectively. The losses were recorded in investment losses, net, in the accompanying condensed consolidated statements of income. There were no sales for the three and nine months ended September 30, 2019.
As of September 30, 2020 and December 31, 2019, the Company was servicing $2,554,564 and $2,408,205, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	September 30, 2020	December 31, 2019
Related party SPAIN serviced securitizations	$1,418,346	$2,149,008
Third party SCART serviced securitizations	1,032,639	—
Third party CCAP serviced securitizations	103,579	259,197
Total serviced for others portfolio	$2,554,564	$2,408,205
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.
A summary of the cash flows received from off-balance sheet securitization trusts for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Receivables securitized (a)	$636,301	$—	$1,148,587	$—

Net proceeds from new securitizations	592,455	—	1,052,541	—
Cash received for servicing fees	6,598	7,859	17,856	27,467
Total cash received from securitization trusts	599,053	7,859	1,070,397	27,467
(a) Represents the unpaid principal balance at the time of original securitization.

7.    Debt

Total borrowings and other debt obligations as of September 30, 2020 and December 31, 2019 consists of:
	September 30, 2020	December 31, 2019
Notes Payable — Facilities with Third Parties	$2,803,684	$5,399,931
Notes Payable — Secured Structured Financings	27,356,867	28,141,885
Notes Payable — Secured Structured Financing with Santander	7,222	—
Notes Payable — Facilities with Santander and Related Subsidiaries	11,201,574	5,652,325
	$41,369,347	$39,194,141
Notes Payable - Credit Facilities
The following table presents information regarding the Company’s credit facilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2022	$166,000	$500,000	2.54%	$267,776	$—
Warehouse line	March 2021	500,445	1,250,000	1.27%	1,151,745	1
Warehouse line (a)	October 2021	92,800	1,500,000	2.69%	819,518	—
Warehouse line (b)	October 2021	1,165,943	3,500,000	3.27%	1,272,926	—
Warehouse line	July 2021	—	500,000	1.53%	497,994	—
Warehouse line	October 2021	—	2,100,000	4.18%	—	—
Warehouse line	January 2022	400,000	1,000,000	1.43%	572,755	—
Warehouse line	November 2021	166,600	500,000	1.04%	495,011	—
Warehouse line	July 2022	—	900,000	3.10%	—	1,684
Repurchase facility (c)	January 2021	263,272	263,272	1.66%	377,550	—
Repurchase facility (c)	November 2020	48,624	48,624	1.79%	69,945	—
Total facilities with third parties		2,803,684	12,061,896		5,525,220	1,685
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	May 2021	250,000	250,000	2.25%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%	—	—
Promissory Note	May 2023	350,000	350,000	3.80%	—	—
Promissory Note	October 2020	400,000	400,000	4.03%	—	—
Promissory Note	November 2022	400,000	400,000	3.00%	—	—
Promissory Note	April 2023	450,000	450,000	6.13%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.38%	—	—
Promissory Note	June 2025	1,000,000	1,000,000	3.99%	—	—
Promissory Note	June 2022	2,000,000	2,000,000	1.40%	—	—
Promissory Note	September 2022	2,000,000	2,000,000	1.04%	—	—
Line of credit	July 2021	—	500,000	2.18%	—	—
Line of credit	March 2022	—	2,500,000	3.35%	—	—
Total facilities with Santander and related subsidiaries		11,200,000	14,200,000		—	—
Total revolving credit facilities		$14,003,684	$26,261,896		$5,525,220	$1,685

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
Santander provides the Company with $4,000,000 of unsecured promissory notes.

Notes Payable - Secured Structured Financings

The following table presents information regarding secured structured financings as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2016 Securitizations	April 2022 - March 2024	$520,566	$4,878,390	1.63% - 2.46%	$710,108	$165,372
2017 Securitizations	July 2022 - September 2024	1,252,708	8,262,940	1.35% - 2.52%	1,921,996	228,862
2018 Securitizations	May 2022 - April 2026	3,297,883	12,039,840	2.41% - 3.42%	4,853,413	417,727
2019 Securitizations (e)	May 2024 - February 2027	7,365,406	11,924,720	2.08% - 3.34%	8,999,694	503,999
2020 Securitizations (e)	November 2024 - May 2028	6,372,892	7,291,465	0.76% - 2.73%	7,798,089	421,219
Public Securitizations (a)		18,809,455	44,397,355		24,283,300	1,737,179
2013 Private issuances	July 2024 - September 2024	1,106,654	1,537,025	1.28%	2,189,789	751
2018 Private issuances	June 2022 - April 2024	3,329,885	4,536,002	2.42% - 3.53%	5,028,329	8,294
2019 Private issuance	September 2022 - November 2026	2,839,895	3,524,536	2.45% - 3.90%	3,743,384	10,441
2020 Private issuance	April 2024 - December 2027	1,278,200	1,500,000	1.29% - 2.68%	1,533,617	4,902
Privately issued amortizing notes (c)		8,554,634	11,097,563		12,495,119	24,388
Total secured structured financings		$27,364,089	$55,494,918		$36,778,419	$1,761,567
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
(e)As of the September 30, 2020, $7.2 million in secured structured financing is held by Santander.

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

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of September 30, 2020 and December 31, 2019, the Company had private issuances of notes backed by vehicle leases totaling $10.0 billion and $10.2 billion, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $10,265 and $11,591 for the for the three months ended September 30, 2020 and 2019, respectively, and $28,301 and $29,361 for the nine months ended September 30, 2020 and 2019, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended September 30, 2020 and 2019 was $150,734 and $217,544, respectively, and for the nine months ended September 30, 2020 and 2019 was $522,266 and $671,770, respectively.

8.    Shareholders’ Equity
Share Repurchases
During the three months ended March 31, 2020, the Company purchased shares of its common stock through a modified Dutch Auction Tender Offer.
In June 2019, the Company announced that the Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020. The Company extended the share repurchase program through the end of the third quarter of 2020. On July 31, 2020, the Company announced that SHUSA’s request for certain exceptions to the Federal Reserve Board’s interim policy (the “Interim Policy”), prohibiting share repurchases and limiting dividends to all CCAR institutions to the average trailing net income, had been approved. Such approval permitted the Board to authorize to continue its share repurchase program through the end of the third quarter of 2020. On August 10, 2020, the Company announced that it had substantially exhausted the amount of shares the Company was permitted to repurchase under the previously disclosed exception to the Interim Policy and that the Company expected to repurchase an immaterial number of shares remaining under the exception approval.

On September 30, 2020, the Federal Reserve Board extended the Interim Policy through the fourth quarter of 2020. As a result, SC does not currently expect to declare or pay a dividend in the fourth quarter of 2020.

Please find below the details of the Company's tender offer and other share repurchase programs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Tender offer (a):
Number of shares purchased	—	—	17,514,707	—
Average price per share	$—	$—	$26.00	$—
Cost of shares purchased (b)	$—	$—	$455,382	$—

Other share repurchases:
Number of shares purchased	10,198,800	5,479,650	15,956,561	10,194,772
Average price per share	$21.91	$25.71	$20.00	$24.08
Cost of shares purchased (b)	$223,485	$140,909	$319,075	$245,496

Total number of shares purchased	10,198,800	5,479,650	33,471,268	10,194,772
Average price per share	$21.91	$25.71	$23.14	$24.08
Total cost of shares purchased (b)	$223,485	$140,909	$774,457	$245,496
(a) During the three months ended March 31, 2020, the Company purchased shares of its common stock through a modified Dutch Auction Tender Offer.
(b) Cost of shares exclude commissions

Refer to Part II Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" section for additional details on share repurchases.

Treasury Stock

The Company had 57,067,635 and 23,596,367 shares of treasury stock outstanding, with a cost of $1,301,864 and $525,897 as of September 30, 2020 and December 31, 2019, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the three months ended September 30, 2020. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance, unrealized gains (losses)	$(63,705)	$(20,567)	$(26,693)	$33,515
Other comprehensive income (loss) before reclassifications (gross)	94	(5,018)	(43,212)	(38,696)
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	6,729	(6,251)	13,023	(26,655)
Ending balance, unrealized gains (losses)	$(56,882)	$(31,836)	$(56,882)	$(31,836)

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2020 and 2019 consist of the following:

	Three Months Ended		Nine Months Ended		Income statement line item
Reclassification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash flow hedges	$8,939	$(8,283)	$17,260	$(35,224)	Interest expense
Available-for-sale	—	—	—	—	Investment gain/loss
Tax benefit	(2,210)	2,032	(4,237)	8,569
Net of tax	$6,729	$(6,251)	$13,023	$(26,655)

Dividends
The Company paid a cash dividend of $0.22 per share in August 2020.
On September 30, 2020, the FRB extended the interim policy prohibiting share repurchases and limiting dividends to all CCAR banks to the average trailing net income. Based on SHUSA’s expected average trailing four quarters of net income, SC is prohibited from paying a dividend in the fourth quarter of 2020. Although SC’s standalone income is sufficient to declare and a pay a dividend, SC is consolidated into SHUSA’s capital plan and therefore is subject to the FRB’s interim policy that utilizes SHUSA’s average trailing income to determine the cap on common stock dividends. SC does not currently expect to declare or pay a dividend in the fourth quarter of 2020.

9.    Derivative Financial Instruments
The Company uses derivative financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company’s exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.
The underlying notional amounts of these derivative financial instruments at September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020			December 31, 2019
	Notional	Asset	Liability	Notional	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$2,750,000	$—	$(79,350)	$2,650,000	$2,807	$(39,128)
Interest rate swap agreements not designated as hedges	250,000	—	(14,393)	1,281,000	—	(10,267)
Interest rate cap agreements	11,117,779	5,999	—	9,379,720	62,552	—
Options for interest rate cap agreements	11,117,779	—	(5,999)	9,379,720	—	(62,552)

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
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross Amounts Not Offset in the condensed Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of September 30, 2020 and December 31, 2019:

	Gross Amounts Not Offset in the condensed Consolidated Balance Sheet
	Assets Presented in the condensed Consolidated Balance Sheet	Collateral Received (a)	Net Amount
September 30, 2020
Interest rate caps - Santander and affiliates	$815	$—	$815
Interest rate caps - third party	5,184	(5,184)	—
Total derivatives subject to a master netting arrangement or similar arrangement	5,999	(5,184)	815
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$5,999	$(5,184)	$815
Total financial assets	$5,999	$(5,184)	$815

December 31, 2019
Interest rate swaps - third party (b)	$2,807	$(540)	$2,267
Interest rate caps - Santander and affiliates	25,330	(14,930)	10,400
Interest rate caps - third party	37,222	(26,199)	11,023
Total derivatives subject to a master netting arrangement or similar arrangement	65,359	(41,669)	23,690
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$65,359	$(41,669)	$23,690
Total financial assets	$65,359	$(41,669)	$23,690
(a) Collateral received includes cash, cash equivalents, initial margin and other financial instruments. Cash collateral received is reported in Other liabilities in the consolidated balance sheet. Financial instruments that are pledged to the Company are not reflected in the accompanying balance sheet since the Company does not control or have the ability of rehypothecation of these instruments. In certain instances, the counter party is over-collateralized since the actual amount of collateral received exceeds the associated financial asset. As a result, the actual amount of collateral received that is reported may be greater than the amount shown in the table above.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

	Gross Amounts Not Offset in the condensed Consolidated Balance Sheet
	Liabilities Presented in the condensed Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
September 30, 2020
Interest rate swaps - third party (b)	$93,743	$(93,743)	$—
Interest rate caps - Santander and affiliates	815	(815)	—
Interest rate caps - third party	5,184	(4,193)	991
Total derivatives subject to a master netting arrangement or similar arrangement	99,742	(98,751)	991
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$99,742	$(98,751)	$991
Total financial liabilities	$99,742	$(98,751)	$991

December 31, 2019
Interest rate swaps - third party	$49,395	$(49,395)	$—
Interest rate caps - Santander and affiliates	25,330	(25,330)	—
Interest rate caps - third party	37,222	(37,222)	—
Total derivatives subject to a master netting arrangement or similar arrangement	111,947	(111,947)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$111,947	$(111,947)	$—
Total financial liabilities	$111,947	$(111,947)	$—
(a) Collateral pledged includes cash, cash equivalents, initial margin and other financial instruments. These balances are reported in Other assets in the consolidated balance sheet. In certain instances, the Company is over-collateralized since the actual amount of collateral pledged exceeds the associated financial liability. As a result, the actual amount of collateral pledged that is reported in Other assets may be greater than the amount shown in the table above.
(b) Includes derivative instruments originally transacted with Santander and affiliates and subsequently amended to reflect clearing with central clearing counterparties.

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$256	$(8,939)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$567

	Three Months Ended September 30, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(6,485)	$8,283
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$903

	Nine Months Ended September 30, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(59,405)	$(17,260)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$10,774

	Nine Months Ended September 30, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(52,292)	$35,224
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$14,750

The Company estimates that approximately $31,118 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

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
Financial Instruments Measured At Fair Value On A Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and the level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance at September 30, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Other assets:
Trading interest rate caps (a)	$—	$5,999	$—	$5,999	$—	$62,552	$—	$62,552
Cash flow hedging interest rate swaps (a)	—	—	—	$—	—	2,807	—	$2,807
Available-for-sale-debt securities (b)	—	95,666	—	$95,666	—	92,246	—	$92,246
Other liabilities:
Trading options for interest rate caps (a)	—	5,999	—	$5,999	—	62,552	—	$62,552
Cash flow hedging interest rate swaps (a)	—	79,350	—	$79,350	—	39,128	—	$39,128
Trading interest rate swaps (a)	—	14,393	—	$14,393	—	10,267	—	$10,267
Retail installment contracts (c)(d)	—	—	8,248	$8,248	—	17,634	4,719	$22,353

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
(b)The Company's AFS debt securities includes U.S. Treasury securities that are valued utilizing observable market quotes. The Company obtains vendor trading platform data (actual prices) from a number of live data sources, including active market makers and interdealer brokers and its securities are therefore, classified as Level 2.
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
(d)The aggregate fair value of retail installment contracts in non-accrual status, as of September 30, 2020 and December 31, 2019, is $2,031 and $9,511, respectively.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance — beginning of year	$10,585	$8,832	$4,719	$13,509
Additions / issuances	—	—	2,512	2,079
Transfer from level 2 (a)	—	—	17,634	—
Net collection activities	(2,410)	(3,176)	(16,854)	(10,242)
Gains recognized in earnings	73	632	237	942
Balance — end of year	$8,248	$6,288	$8,248	$6,288
(a) The Company transferred retail installment contracts from Level 2 to Level 3 during the three months ended March 31, 2020 because the fair value for these assets could not be determined by using readily observable inputs at March 31, 2020. There were no other material transfers in or out of Level 3 during the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019.
Financial Instruments Measured At Fair Value On A Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019, respectively:

	Nine Months Ended September 30, 2020		Year Ended December 31, 2019
	Total	Lower of cost or fair value expense	Total	Lower of cost or fair value expense
Other assets — vehicles (a)	$370,678	$—	$341,465	$—
Personal loans held for sale (b)	763,292	241,198	1,007,105	408,700
Auto loans impaired due to bankruptcy (c)	188,226	—	200,504	9,106
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
(c) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices. No additional lower of cost or fair value expense was recorded for the nine months ended September 30, 2020.

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019, respectively:

Financial Instruments	Fair Value at September 30, 2020	Valuation Technique	Unobservable Inputs	Range (weighted average) (a)
Financial Assets:
Retail installment contracts held for investment	$8,248	Discounted Cash Flow	Discount Rate	8%-14% (9%)
			Default Rate	4%-20% (5%)
			Prepayment Rate	15%-25% (15%)
			Loss Severity Rate	50%-60% (56%)
Personal loans held for sale (b)	$763,292	Lower of Market or Income Approach	Market Approach
			Market Participant View	60%-70%
Income Approach
			Discount Rate	20%-30%
			Default Rate	40%-50%
			Net Principal & Interest Payment Rate	65%-75%
			Loss Severity Rate	90%-95%

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2020 and December 31, 2019, and the level within the fair value hierarchy:

	September 30, 2020					December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$105,616	$105,616	$105,616	$—	$—	$81,848	$81,848	$81,848	$—	$—
Finance receivables held for investment, net (b)	27,253,256	29,354,905	—	—	29,354,905	27,544,162	28,133,427	—	1,009,358	27,124,069
Restricted cash (a)	2,267,154	2,267,154	2,267,154	—	—	2,079,239	2,079,239	2,079,239	—	—
Investments in debt securities held to maturity (c)	50,381	50,942	—	50,942	—	—	—	—	—	—
Total	$29,676,407	$31,778,617	$2,372,770	$50,942	$29,354,905	$29,705,249	$30,294,514	$2,161,087	$1,009,358	$27,124,069
Liabilities:
Notes Payable:
Facilities with third parties (d)	$2,803,684	$2,803,684	$—	$—	$2,803,684	$5,399,931	$5,399,931	$—	$—	$5,399,931
Secured structured financings (e)	27,364,089	27,883,027	—	18,638,472	9,244,555	28,141,885	28,360,948	—	18,646,326	9,714,622
Facilities with Santander and related subsidiaries (f)	11,201,574	11,539,861	—	—	11,539,861	5,652,325	5,724,675	—	—	5,724,675
Total	$41,369,347	$42,226,572	$—	$18,638,472	$23,588,100	$39,194,141	$39,485,554	$—	$18,646,326	$20,839,228

(a)Cash and cash equivalents and restricted cash — The carrying amount of cash and cash equivalents, including restricted cash, is at an approximated fair value as the instruments mature within 90 days or less and bear interest at market rates.
(b)Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments is determined as follows:
•Retail installment contracts held for investment and purchased receivables - credit deteriorated — As of December 31, 2019, the Company used the most recent purchase price as the fair value for certain loans and therefore, classified those retail installment contracts as Level 2. The estimated fair value of all finance receivables at September 30, 2020 is estimated using a DCF model, and such receivables are classified as Level 3.
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

Investment gains (losses), net was comprised of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Gain (loss) on sale of loans and leases	$(13,669)	$—	$(40,553)	$—
Lower of cost or market adjustments	(56,598)	(87,454)	(241,198)	(239,166)
Other gains, (losses and impairments), net	1,278	1,057	1,754	885
	$(68,989)	$(86,397)	$(279,997)	$(238,281)

The lower of cost or market adjustments for the three and nine months ended September 30, 2020 and 2019 included $81,247, $278,144, $102,478 and $308,899, respectively, in customer default activity, and favorable adjustments of $24,649, $36,946, $15,023 and $69,732, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, all of which is classified as held for sale.

12.    Income Taxes
The Company recorded income tax expense of $172,476 (26.0% effective tax rate) and $82,156 (26.1% effective tax rate) during the three months ended September 30, 2020 and 2019, respectively. The Company recorded income tax of $137,161 (26.0% effective tax rate) and $283,684 (25.1% effective tax rate) during the nine months ended September 30, 2020 and 2019, respectively.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $1,003 and $11,010 at September 30, 2020 and December 31, 2019, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of September 30, 2020 and December 31, 2019, the Company has no earnings that are considered indefinitely reinvested.

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

The calculation of diluted EPS excludes the effect of exercise or settlement that would be anti-dilutive for employee stock options of 52,114, 52,114, zero and 24,507 for the three and nine months ended September 30, 2020 and 2019, respectively.

The following table represents EPS numbers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per common share
Net income (loss)	$490,115	$232,538	$389,450	$848,308
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	310,150	345,470	321,276	349,342
Weighted average number of common shares outstanding (in thousands)	310,150	345,470	321,276	349,342
Earnings per common share	$1.58	$0.67	$1.21	$2.43
Earnings per common share - assuming dilution
Net income (loss)	$490,115	$232,538	$389,450	$848,308
Weighted average number of common shares outstanding (in thousands)	310,150	345,470	321,276	349,342
Effect of employee stock-based awards (in thousands)	157	486	216	514
Weighted average number of common shares outstanding - assuming dilution (in thousands)	310,307	345,956	321,492	349,856
Earnings per common share - assuming dilution	$1.58	$0.67	$1.21	$2.42

14.    Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of September 30, 2020 and December 31, 2019, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2020	December 31, 2019
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$50,809	$12,132
Agreement with Bank of America	Servicer performance fee	1,508	2,503
Agreement with CBP	Loss-sharing payments	392	1,429
Other Contingencies	Consumer arrangements	25,099	1,991
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	45,047	137,000
	Total commitments and contingencies	$122,855	$155,055

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement

Under terms of the Chrysler Agreement, the Company must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $50,809 and $12,132 at September 30, 2020 and December 31, 2019, respectively, related to these obligations. The Chrysler Agreement also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $1,508 and $2,503 at September 30, 2020 and December 31, 2019, respectively, related to this obligation.
Agreement with CBP

Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $392 and $1,429 at September 30, 2020 and December 31, 2019, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $25,099 and $1,991 at September 30, 2020 and December 31, 2019, respectively, for other miscellaneous contingencies.
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

As of September 30, 2020 and December 31, 2019, the Company accrued aggregate legal and regulatory liabilities of $45 million and $137 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, is up to $11.5 million as of September 30, 2020. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•Deka Lawsuit: The Company is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company’s IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that our IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. In December 2015, the Company and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification. On July 28, 2020, the Company executed a Stipulation of Settlement with the plaintiffs in the Deka Lawsuit that fully resolves all of the plaintiffs’ claims for a cash payment of $47 million. On August 13, 2020, the Court entered an Order Preliminarily Approving the Settlement and Providing For Notice, setting the Final Settlement Hearing for January 12, 2021.

• In Re Santander Consumer USA Holdings, Inc. Derivative Litigation: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614-VCG (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants certain current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s nonprime vehicle lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit. In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. No. 12775-VCG (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the director defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit. In March 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Consol. C.A. No. 11614-VCG. In January 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that, subject to Court approval, fully resolves all of the plaintiffs’ claims in the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action and, in return, the Company has enacted or will enact and implement certain corporate governance reforms and enhancements. The Settlement Hearing at which the Court would consider the settlement was scheduled for May 27, 2020, but a shareholder filed its notice of intent to object to the settlement and the parties agreed to postpone the Settlement Hearing to a later date.

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

Agreements
•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of September 30, 2020 and December 31, 2019, the total unused credit available to customers was $2.8 billion and $3.0 billion, respectively. In 2020, the Company purchased $0.8 billion of receivables, out of the $3 billion unused credit available to customers as of December 31, 2019. In 2019, the Company purchased $1.2 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In addition, the Company purchased $151,163 and $137,821 of receivables related to newly opened customer accounts during the nine months ended September 30, 2020 and 2019 respectively.
Each customer account generated under the agreements, generally, is approved with a credit limit higher than the amount of the initial purchase with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of September 30, 2020 and December 31, 2019, the Company was obligated to purchase $13,281 and $10,628, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20% of new accounts subsequently originated.

On March 9, 2020, Bluestem and certain of its subsidiaries and affiliates filed Chapter 11 bankruptcy in the United States District Court for the District of Delaware. On August 28, 2020, BLST Operating Company LLC, purchased the Bluestem assets from bankruptcy and assumed Bluestem’s obligations under the parties’ agreements.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated the Company will pay Nissan a referral fee.
In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2020, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.
In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis. However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of September 30, 2020 and December 31, 2019, not subject to market price check was $27,702 and $39,787, respectively.

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

15.    Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities

Interest expense, including unused fees, for lines of credit from SHUSA (Note 7) totaled $79,854 and $54,963 for the three months ended September 30, 2020 and 2019, respectively, and $213,224 and $145,840 for the nine months ended September 30, 2020 and 2019, respectively. Accrued interest for lines of credit from SHUSA at September 30, 2020 and December 31, 2019 was $42,718 and $29,326, respectively.

Interest expense, including unused fees, for lines of credit from Santander (Note 7) totaled $7,997 and zero for the three months ended September 30, 2020 and 2019 respectively, and $8,700 and zero for the nine months ended September 30, 2020 and 2019 respectively. Accrued interest for lines of credit from Santander at September 30, 2020 and December 31, 2019 was $1,512 and zero, respectively.
In 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of zero for the three months ended September 30, 2020 and 2019, and zero and $384 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had zero of related fees payable to Santander.

Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of
$3,264,580 and $1,874,100 as of September 30, 2020 and December 31, 2019, respectively (Note 9). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $554 and $2,220 as of September 30, 2020 and December 31, 2019, respectively.

Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $472 and $377 for the three months ended September 30, 2020 and 2019, respectively, and $1,566 and $1,154 for the nine months ended September 30, 2020 and 2019, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Total serviced portfolio	$209,453	$277,669
Cash collections due to owner	17,793	14,908
Servicing fees receivable	1,938	738
Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess CCAP dealer lending opportunities, and SBNA is required to pay the Company an origination fee for each loan originated under the agreement. The agreement also transferred the servicing of all CCAP receivables from dealers, including receivables held by SBNA to the Company and from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of September 30, 2020 or December 31, 2019 for such advances.
Other information related to the above transactions with SBNA is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Origination and renewal fee income from SBNA	$451	$1,291	$2,473	$4,218
Servicing fees expenses charged by SBNA	(9)	52	63	113

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, which settles the transaction with the dealer. The Company owed SBNA $9,754 and $5,384 related to such originations as of September 30, 2020 and December 31, 2019, respectively.
The Company received a $9,000 referral fee in connection with a sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of September 30, 2020 and December 31, 2019, the unamortized fee balance was $2,475 and $3,150, respectively. The Company recognized $225 and $675 of income related to the referral fee for the three and nine months ended September 30, 2020 and 2019, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. For the three and nine months ended September 30, 2020, the Company facilitated the purchase of $1.1 billion and $3.9 billion of retail installment contacts, respectively. For the three and nine months ended September 30, 2019, the Company facilitated the purchase of $2.1 billion and $5.0 billion of retail installment contacts, respectively. The Company recognized origination fee and servicing fee income of $7,902 and $29,457 for the three and nine months ended September 30, 2020, respectively, of which $4,089 is receivable as of September 30, 2020. The Company recognized origination fee and servicing fee income of $19,892 and $45,716 for the three and nine months ended September 30, 2019, respectively, of which $8,114 is receivable as of September 30, 2019.
Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement.
Other information relating to SPAIN securitization platform for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Servicing fee income	$4,488	$4,743	$15,680	$20,885
Servicing fee receivable, as of September 30, 2020 and December 31, 2019, was $1,247 and $1,869, respectively. The Company had $6,879 and $8,180 of collections due to Santander, as of September 30, 2020 and December 31, 2019, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint book runner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS for the three months ended September 30, 2020 and 2019, totaled $103 and $929, respectively, and totaled $1,625 and $1,894 for the nine months ended September 30, 2020 and 2019, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Other employee compensation

Sandra Broderick is Head of Operations and Executive Vice President of the Company, and Head of Operations and Senior Executive Vice President of SHUSA. During the nine months ended September 30, 2020, SHUSA owed the Company $163 for the share of compensation expense based on time allocation between her services to the Company and SHUSA.

In addition, certain employees of the Company and SHUSA, provide services to each other. For the nine months ended September 30, 2020, the Company owed SHUSA approximately $9,221 and SHUSA owed the Company approximately $4,198 for such service.

Other related-party transactions

•The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended September 30, 2020 and 2019, the Company recorded $44 in sublease revenue on this property. For the nine months ended September 30, 2020 and 2019, the company recorded $132, in sublease revenue on this property.

•The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of September 30, 2020 and December 31, 2019, the Company had a balance of $26,920 and $33,683, respectively, in these accounts.

•The Company and SBNA have a Credit Card Agreement (Card Agreement) whereby SBNA provides credit card services for travel and related business expenses for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of September 30, 2020, the activities associated with the program were insignificant.

•The Company pays SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses of $39 and $49 for these services for the three months ended September 30, 2020 and 2019, respectively, and $140 and $182 for the nine months ended September 30, 2020 and 2019, respectively.

•The Company has contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $785 and $765 for the three months ended September 30, 2020 and 2019, respectively, and $2,079 and $1,780 for the nine months ended September 30, 2020 and 2019, respectively.

•Santander Global Tech (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, provides professional services, telecommunications, and internal and/or external applications to the Company. Expenses incurred, which are included as a component of other operating costs in the accompanying condensed consolidated statements of income, totaled $279 and $71 for the three months ended September 30, 2020 and 2019, respectively, and $350 and $300 for the nine months ended September 30, 2020 and 2019, respectively.

•The Company partners with SHUSA to place Cyber Liability Insurance in which participating worldwide Santander entities share €270 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $97 and $108 for the three months ended September 30, 2020 and 2019, respectively, and totaled $313 and $324 for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $416 and $183 for the three months ended September 30, 2020 and 2019, respectively, and $781 and $571 for the nine months ended September 30, 2020 and 2019, respectively.

16.    Employee Benefit Plans
The Company has granted stock options to certain executives, other employees, and independent directors under the Company’s 2011 Management Equity Plan (the MEP), which enabled the Company to grant stock option awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015, and the Company will not grant any further awards under the MEP. The Company has granted stock options, restricted stock awards and restricted stock units (RSUs) under the Omnibus Incentive Plan (the Plan), which was established in 2013 and enables the Company to grant awards of cash and of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of the Company’s common stock up to a total of 5,192,641 shares of common stock. The Plan was amended and restated as of June 16, 2016.
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
In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers’ and employees’ variable compensation to be paid in the form of equity, the Company periodically grants RSUs. Under the Plan, a portion of these RSUs vest immediately upon grant, and a portion vest annually over the following three or five years. Awards granted to certain participants may also be subject to the achievement of certain performance conditions. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. In addition, the Company grants RSUs to certain officers and employees as part of variable compensation, and these RSUs typically vest over three years. The Company also has granted certain independent directors RSUs that vest upon the earlier of the first anniversary of grant date or the first annual stockholder meeting following the grant date. RSUs are valued based upon the fair market value on the date of the grant.
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero recorded for the three and nine months ended September 30, 2020 and 2019. The Company recognized $6,161 and $7,973 related to stock options and restricted stock units within compensation expense for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	273,737	$13.09	3.1	$2,867
Granted	—	—	—	—
Exercised	(67,241)	9.97	—	868
Expired	(15,440)	25.89	—	—
Forfeited	(13,460)	17.25	—	—
Other (a)	—	—	—	—
Options outstanding at September 30, 2020	177,596	12.84	2.2	1,126
Options exercisable at September 30, 2020	177,596	$12.84	2.2	$1,126
Options expected to vest at September 30, 2020	—	$—	—	$—
(a) Represents stock options that were reinstated.
A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	498,299	$17.41	0.9	$11,645
Granted	268,438	24.02	—	—
Vested	(365,740)	19.64	—	8,557
Forfeited/canceled	(12,953)	17.97	—	—
Non-vested at September 30, 2020	388,044	$19.98	1.0	$7,059

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background and Overview

Santander Consumer USA Holdings Inc. was formed in 2013 as a corporation in the state of Delaware and is the holding company for Santander Consumer USA Inc., a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of September 30, 2020, approximately 80.2%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to recreational and marine vehicles, and other consumer finance products.
CCAP continues to be a focal point of the Company’s strategy. In 2019, the Company entered into an Amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also established an operating framework that was mutually beneficial for both parties for the remainder of the contract. The Company’s average penetration rate under the Chrysler Agreement for the third quarter of 2020 was 33%, a decrease from 36% for the same period in 2019.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the CCAP program. During the nine months ended September 30, 2020, the Company originated $11.1 billion in CCAP loans which represented 61% of total retail installment contract originations (unpaid principal balance), as well as $4.9 billion in CCAP leases. Additionally, substantially all of the leases originated by the Company during the nine months ended September 30, 2020 were under the Chrysler Agreement.
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
Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Bank Secrecy Act, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the Commission, the CFPB, the FTC, and the DOJ and by regulatory agencies in each state in which the Company is licensed. In addition, the Company is directly and indirectly, through its relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the European Central Bank, and the Federal Reserve, which have the ability to limit certain of the Company’s activities, such as share repurchase program, the timing and amount of dividends and certain transactions that the Company might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Company’s growth.
Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A - Risk Factors of the 2019 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
How the Company Assesses its Business Performance

Net income and the associated return on assets and equity, are the primary metrics by which the Company judges the performance of its business. Accordingly, the Company closely monitors the primary drivers of net income:

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

•Net credit losses — The Company performs net credit loss analysis at the vintage level for retail installment contracts, loans and leases, and at the pool level for purchased portfolios-credit deteriorated, enabling it to pinpoint drivers of any unusual or unexpected trends. The Company also monitors its and industry-wide recovery rates. Additionally, because delinquencies are an early indicator of future net credit losses, the Company analyzes delinquency trends, adjusting for seasonality, to determine if the Company’s loans are performing in line with original estimations. The net credit loss analysis does not include considerations of the Company’s estimated ACL.

•Other income — The Company’s flow agreements and third-party servicing agreements have resulted in a large portfolio of assets serviced for others. These assets provide a steady stream of servicing income and may provide a gain or loss on sale. The Company monitors the size of the portfolio and average servicing fee rate and gain.

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

Due the unpredictable and rapidly changing nature of this outbreak and the resulting economic distress, it is not possible to determine with certainty the ultimate impact on our results of operations or whether other currently unanticipated consequences of the outbreak are reasonably likely to materially affect our results of operations; however, certain adverse effects have already occurred or are probable. The following sets forth our discussion of the impact of COVID-19 on Company's current financial and operating status, as well as its future operational and financial planning as of the date hereof:

•Impact on workforce: The health and well-being of our colleagues and customers are a top priority for the Company. The Company has implemented business continuity plans and has followed guidelines issued by government authorities regarding social distancing and work-from-home arrangements. Currently, approximately 95%-97% of our workforce is working remotely. The Company has established a Temporary Emergency Paid Leave Program that provides employees with up to 120 hours of additional paid time off to use – either continuously or intermittently, and before exhausting other paid time off – to assist with dependent care needs related to COVID-19. Further, the Company provided $250 a week in pay premiums for frontline customer support workers to help defray additional costs incurred while working during the outbreak. While our business continuity plans are place, if significant portions of our or our vendors’ work forces are unable to work effectively as a result of the COVID-19 outbreak including because of illness, stay-at-home orders, facility closures reductions in services or hours of operation, or ineffective remote work arrangements, there may be disruptions to our origination and servicing operations, which could result in reduced originations and/or collection effectiveness and/or impair our ability to operate our business and satisfy our obligations under our third-party servicing agreements. Each of these scenarios could have materially adverse effects on our business, financial condition and results of operations.

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

Similar to many other financial institutions, we have taken and will continue to take measures to mitigate our customers’ COVID-19 related economic challenges. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted. These customer support programs, by their nature, are expected to negatively impact our financial performance and other results of operations in the near term. Our business, financial condition and results of operations may be materially and adversely affected in the longer term if the COVID-19 outbreak leads us to continue to conduct such programs for a significant period of time, if the number of customers experiencing hardship related directly or indirectly to the outbreak of COVID-19 increases or if our customer support programs are not effective in mitigating the effects of the pandemic and the recession on our customers' financial situations. Given the unpredictable nature of this situation, the nature and extent of such effects cannot be predicted at this time, but such effects could be materially adverse effects to our business, financial condition and results of operations.

Further, government or regulatory authorities could also enact laws, regulations, executive orders or other guidance that allow customers to forgo making scheduled payments for some period of time, require modifications to receivables (e.g., waiving accrued interest), preclude creditors from exercising certain rights or taking certain actions with respect to collateral, including repossession or liquidation of the financed vehicles, or mandate limited operations or temporary closures of the Company or our vendors as “non-essential businesses” or otherwise. Such actions by government or regulatory authorities could have materially negative effects on our business, financial condition and results of operations.

•Impact on originations: Since COVID-19 outbreak, the Company has partnered with FCA to launch new incentive programs, including, 90-day first payment deferrals and 0% APR for 84 months on select 2019/2020 FCA models. Today, all dealers are open and operating at full capacity; however, many are operating with a different business model (e.g., appointments only, home delivery, etc.). Third party sources are reporting a new car SAAR rate that is approximately 95% of pre-COVID expectations. While an economic downturn associated with the Pandemic will impact sales, most dealers have developed business models that will allow them to continue operation in some capacity.

•Impact on Debt and Liquidity: We rely upon four primary sources to fund our operations, including private financing, warehouse lines of credit, the asset-backed securitization market, and support from Santander. As international trade and business activity has slowed and supply chains have been disrupted, global credit and financial markets have recently experienced, and may continue to experience, significant disruption and volatility. During the nine months ended September 30, 2020, financial markets experienced significant declines and volatility, and such market conditions may continue and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described in the Risk Factors section of our Form 10-K. These include reduced demand for our products and services and reduced access to capital markets funding. These risks could have materially adverse impacts on our liquidity, financial condition, results of operations and cash flows.

Governmental and regulatory authorities have recently implemented fiscal and monetary policies and initiatives to mitigate the effects of the outbreak on the economy and individual businesses and households, such as the reduction of the Federal Reserve’s benchmark interest rate to near zero in March 2020. Further, the FRB established the Term Asset Backed Securities Loan Facility ("TALF") to support the flow of credit to consumers and businesses, including the investment in certain eligible ABS bonds. While the Company currently does not intend to need to utilize TALF, given the current state of the capital markets and the recent tightening in ABS credit spreads, the Company may utilize TALF, if it becomes necessary to do so. These governmental and regulatory actions may not be successful in the long-term mitigating the adverse economic effects of COVID-19 and could affect our liquidity, access to funding and net interest income and reduce our profitability. Sustained adverse economic effects from the outbreak may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

In addition, the Company’s ability to make payments on the notes could be adversely affected if its customers were unable to make timely payments or if the Company elected to, or was required to, implement forbearance programs in connection with customers suffering a hardship (including hardships related to the outbreak of COVID-19).

The capital markets appear to have recovered in third quarter compared to the first half of the year, however, due to the rapidly evolving nature of the COVID-19 outbreak, it is not possible to predict whether unanticipated consequences of the outbreak are reasonably likely to affect materially our liquidity, access to funding and capital resources in the future.

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

•Impact on communities: The Company is committed to supporting our communities impacted by the COVID-19 outbreak, and the Company's non-profit foundation has begun responding to the COVID-19 crisis with $1.3 million in donations to a select group of organizations addressing community issues.

Volume

The Company’s originations of loans and leases, including revolving loans, average APR, and dealer discount (net of dealer participation) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$5,344,755	$4,080,028	$13,608,298	$12,056,003
Average APR	13.7%	16.0%	13.8%	16.5%
Average FICO® (a)	637	599	631	598
Discount	(1.3)%	(0.7)%	(1.0)%	(0.4)%

Personal loans (b)	$305,039	$322,335	$923,112	$954,105
Average APR	29.4%	29.7%	29.4%	29.8%

Leased vehicles	$1,856,166	$2,225,117	$4,863,504	$6,708,827

Finance lease	$4,087	$4,859	$9,016	$12,989
Total originations retained	$7,510,047	$6,632,339	$19,403,930	$19,731,924

Sold Originations
Retail installment contracts	$80,144	$—	$761,323	$—
Average APR	5.2%	—%	4.8%	—%
Average FICO® (c)	738	—	734	—

Total Originations Sold	$80,144	$—	761,323	$—

Total SC Originations	7,590,191	6,632,339	20,165,253	19,731,924

Total originations (excluding SBNA Originations Program)	$7,590,191	$6,632,339	$20,165,253	$19,731,924
(a)Unpaid principal balance excluded from the weighted average FICO score is $571 million and $440 million for the three months ended September 30, 2020 and 2019, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $145 million and $154 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.5 billion and $1.4 billion for the nine months ended September 30, 2020 and 2019, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, $386 million and $401 million, respectively, were commercial loans.
(b)    Included in the total origination volume is $72 million and $62 million for the three months ended September 30, 2020 and 2019, respectively, and $151 million and $138 million for the nine months ended September 30, 2020, and 2019, respectively, related to newly opened accounts.
(c)    Unpaid principal balance excluded from the weighted average FICO score is $11 million and $80 million for the three and nine months ended September 30, 2020, respectively, as the borrowers on these loans did not have FICO scores at origination.

Total auto originations (excluding SBNA Origination Program) increased $0.5 billion, or 2.5%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The Company's initiatives to improve our pricing, as well as, our dealer and customer experience have increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. CCAP volume and penetration rates are influenced by strategies implemented by FCA and the Company, including product mix and incentives.

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and nine months ended September 30, 2020 and 2019 the Company facilitated the purchase of $1.1 billion, $3.9 billion, $2.1 billion and $5.0 billion of retail installment contacts, respectively.

The Company’s originations of retail installment contracts and leases by vehicle type during the nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,516,163	27.9%	$1,424,419	34.9%	$3,926,126	27.3%	$4,376,512	36.3%
Truck and utility	3,686,966	68.0%	2,483,426	60.9%	9,872,900	68.7%	7,186,881	59.6%
Van and other (a)	221,770	4.1%	172,184	4.2%	570,595	4.0%	492,610	4.1%
	$5,424,899	100.0%	$4,080,029	100.0%	$14,369,621	100.0%	$12,056,003	100%

Leased vehicles
Car	$53,985	2.9%	$97,875	4.4%	$167,432	3.4%	$354,046	5.3%
Truck and utility	1,769,518	95.3%	2,016,964	90.6%	4,593,150	94.5%	6,104,722	91.0%
Van and other (a)	32,663	1.8%	110,278	5.0%	102,922	2.1%	250,059	3.7%
	$1,856,166	100.0%	$2,225,117	100.0%	$4,863,504	100.0%	$6,708,827	100.0%

Total originations by vehicle type
Car	$1,570,148	21.6%	$1,522,294	24.1%	$4,093,558	21.3%	$4,730,558	25.2%
Truck and utility	5,456,484	74.9%	4,500,390	71.4%	14,466,050	75.2%	13,291,603	70.8%
Van and other (a)	254,433	3.5%	282,462	4.5%	673,517	3.5%	742,669	4.0%
	$7,281,065	100.0%	$6,305,146	100.0%	$19,233,125	100.0%	$18,764,830	100.0%
(a) Other primarily consists of commercial vehicles.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts
Car	$11,811,123	35.3%	$12,286,182	39.9%
Truck and utility	20,356,734	60.8%	17,238,406	56.0%
Van and other (a)	1,317,485	3.9%	1,251,450	4.1%
	$33,485,342	100.0%	$30,776,038	100.0%
Leased vehicles
Car	$844,999	4.9%	$1,237,803	7.1%
Truck and utility	15,814,866	92.5%	15,795,594	89.8%
Van and other (a)	441,857	2.6%	529,385	3.1%
	$17,101,722	100.0%	$17,562,782	100.0%
Total by vehicle type
Car	$12,656,122	25.0%	$13,523,985	28.0%
Truck and utility	36,171,600	71.5%	33,034,000	68.3%
Van and other (a)	1,759,342	3.5%	1,780,835	3.7%
	$50,587,064	100.0%	$48,338,820	100.0%
(a) Other primarily consists of commercial vehicles.

The Company's asset sales for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Dollar amounts in thousands)
Retail installment contracts	$636,301	$—	$1,148,587	$—
Average APR	4.9%	—%	5.6%	—%
Average FICO®	735	—	715	—
The unpaid principal balance, average APR, and remaining unaccreted net discount of the Company’s held for investment portfolio as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts	$33,485,342	$30,776,038
Average APR	15.2%	16.1%
Discount	0.05%	0.3%

Receivables from dealers	$3,675	$12,668
Average APR	3.9%	4.0%

Leased vehicles	$17,101,722	$17,562,782

Finance leases	$26,617	$27,584

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

The Company generally does not acquire receivables from dealers at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate, and the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 5.1% to 10.7% as of September 30, 2020, and 5.2% to 11.0% as of September 30, 2019. The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. While the Company continues to pursue such opportunities when available, during the nine months ended September 30, 2020, the Company did not acquire any vehicle loan portfolios for which there have been more than insignificant deterioration in credit quality since origination. In addition, during the nine months ended September 30, 2020 and 2019, the Company did not acquire any vehicle loan portfolios for which it was probable at acquisition that not all contractually required payments would be collected.

However, during the three months ended September 30, 2020 and 2019 the Company did recognize certain retail installment contracts with an unpaid principal balance of $0, and for the nine months ended September 30, 2020 and 2019 the Company did recognize certain retail installment contracts with an unpaid principal balance of $76,878 and $74,718, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of ACL. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For the Company’s existing purchased receivables portfolios - credit deteriorated, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and records monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

The Company classifies most of its vehicle leases as operating leases. The Company records the net capitalized cost of each lease as an asset, which is depreciated straight-line over the contractual term of the lease to the expected residual value. The Company records lease payments due from customers as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The Company resumes and reinstates the accrual of revenue if a delinquent account subsequently becomes 60 days or less past due. The Company amortizes subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease straight-line over the contractual term of the lease.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income Statement Data	(Dollar amounts in thousands, except per share data)
Interest on retail installment contracts	$1,220,703	$1,183,699	$3,552,193	3,509,507
Interest on purchased receivables portfolios - credit deteriorated	649	852	2,164	3,204
Interest on receivables from dealers	(17)	23	48	196
Interest on personal loans	79,359	88,448	256,708	274,793
Interest on finance receivables and loans	1,300,694	1,273,022	3,811,113	3,787,700
Net leased vehicle income	257,984	250,109	579,739	687,444
Other finance and interest income	2,146	9,926	12,354	31,610
Interest expense	292,118	335,212	929,934	999,633
Net finance and other interest income	1,268,706	1,197,845	3,473,272	3,507,121
Credit loss expense	340,548	566,849	2,110,331	1,548,404
Profit sharing	30,414	18,125	56,239	38,438
Other income	28,509	31,293	32,923	112,789
Operating expenses	263,662	329,470	813,014	901,076
Income before tax expense	662,591	314,694	526,611	1,131,992
Income tax (benefit) / expense	172,476	82,156	137,161	283,684
Net income	$490,115	$232,538	$389,450	$848,308
Share Data
Weighted-average common shares outstanding
Basic	310,150,293	345,469,657	321,275,907	349,341,627
Diluted	310,307,265	345,956,043	321,492,331	349,855,822
Earnings per share
Basic	$1.58	$0.67	$1.21	$2.43
Diluted	$1.58	$0.67	$1.21	$2.42
Dividend paid per share	$0.22	$0.22	$0.66	$0.62
Balance Sheet Data
Finance receivables held for investment, net	$27,449,730	$26,500,359	$27,449,730	$26,500,359
Finance receivables held for sale, net	763,292	925,611	763,292	925,611
Goodwill and intangible assets	136,397	110,683	136,397	110,683
Total assets	48,448,921	47,279,015	48,448,921	47,279,015
Total borrowings	41,369,347	37,632,642	41,369,347	37,632,642
Total liabilities	43,354,109	39,933,813	43,354,109	39,933,813
Total equity	5,094,812	7,345,202	5,094,812	7,345,202
Allowance for credit losses	6,152,378	3,116,680	6,152,378	3,116,680

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Other Information	(Dollar amounts in thousands)
Charge-offs, net of recoveries, on retail installment contracts	$46,078	$592,912	$1,100,138	$1,670,543
Total charge-offs, net of recoveries	48,125	592,893	1,103,649	1,672,785
End of period delinquent amortized cost over 59 days, retail installment contracts held for investment	817,577	1,394,074	817,577	1,394,074
End of period personal loans delinquent principal over 59 days, held for sale	93,296	176,500	93,296	176,500
End of period delinquent amortized cost over 59 days, loans held for investment	817,911	1,394,074	817,911	1,394,074
End of period assets covered by allowance for credit losses	33,515,634	29,636,174	33,515,634	29,636,174
End of period gross retail installment contracts held for investment	33,485,342	29,597,897	33,485,342	29,597,897
End of period gross personal loans held for sale	1,211,575	1,322,301	1,211,575	1,322,301
End of period gross finance receivables and loans held for investment	33,489,017	29,633,950	33,489,017	29,633,950
End of period gross finance receivables, loans, and leases	50,617,356	46,874,858	50,617,356	46,874,858
Average gross retail installment contracts held for investment	31,462,524	29,316,997	30,946,321	28,998,827
Average gross retail installment contracts held for investment and held for sale	32,847,716	29,450,778	31,632,276	29,035,278
Average gross purchased receivables portfolios- credit deteriorated	16,901	24,297	18,718	26,781
Average gross receivables from dealers	3,675	12,924	8,120	13,226
Average gross personal loans held for sale	1,240,639	1,343,098	1,322,053	1,398,045
Average gross finance leases	26,325	23,977	27,171	21,960
Average gross finance receivables, loans and finance leases	34,135,256	30,855,074	33,008,338	30,495,290
Average gross operating leases	17,146,166	16,902,932	17,447,194	16,135,606
Average gross finance receivables, loans, and leases	51,281,422	47,758,006	50,455,532	46,630,896
Average managed assets	62,662,686	57,379,308	61,325,546	55,830,429
Average total assets	47,979,008	46,915,965	47,581,031	45,696,088
Average debt	41,064,441	37,276,505	40,262,948	36,234,826
Average total equity	5,044,976	7,335,898	5,429,924	7,215,250
Ratios
Yield on retail installment contracts	14.9%	16.1%	15.0%	16.1%
Yield on leased vehicles	6.0%	5.9%	4.4%	5.7%
Yield on personal loans held for sale (1)	25.6%	26.3%	25.9%	26.2%
Yield on earning assets (2)	12.2%	12.8%	11.6%	12.9%
Cost of debt (3)	2.8%	3.6%	3.1%	3.7%
Net interest margin (4)	9.9%	10.0%	9.2%	10.0%
Expense ratio (5)	1.7%	2.3%	1.8%	2.2%
Return on average assets (6)	4.1%	2.0%	1.1%	2.5%
Return on average equity (7)	38.9%	12.7%	9.6%	15.7%
Net charge-off ratio on retail installment contracts (8)	0.6%	8.1%	4.7%	7.7%
Net charge-off ratio (8)	0.6%	8.1%	4.7%	7.7%
Delinquency ratio on retail installment contracts held for investment, end of period (9)	2.4%	4.7%	2.4%	4.7%
Delinquency ratio on loans held for investment, end of period (9)	2.4%	4.7%	2.4%	4.7%
Equity to assets ratio (10)	10.5%	15.5%	10.5%	15.5%
Tangible common equity to tangible assets (10)	10.3%	15.3%	10.3%	15.3%
Common stock dividend payout ratio (11)	13.9%	32.7%	54.4%	25.5%
Allowance ratio (12)	18.4%	10.5%	18.4%	10.5%
Common Equity Tier 1 capital ratio (13)	13.7%	15.4%	13.7%	15.4%

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

(10)“Tangible common equity to tangible assets” is defined as the ratio of Total equity, excluding Goodwill and intangible assets, to Total assets, excluding Goodwill and intangible assets. Management believes this non-GAAP financial measure is useful to assess and monitor the adequacy of the Company’s capitalization. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP and may not be comparable to similarly-titled measures used by other financial institutions. A reconciliation from GAAP to this non-GAAP measure for the periods ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
	(Dollar amounts in thousands)
Total equity	$5,094,812	$7,345,202
Deduct: Goodwill and intangibles	136,397	110,683
Tangible common equity	$4,958,415	$7,234,519

Total assets	$48,448,921	$47,279,015
Deduct: Goodwill and intangibles	136,397	110,683
Tangible assets	$48,312,524	$47,168,332

Equity to assets ratio	10.5%	15.5%
Tangible common equity to tangible assets	10.3%	15.3%

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
(13)    “Common Equity Tier 1 Capital ratio” is defined as the ratio of Total Common Equity Tier 1 Capital (CET1) to Total risk-weighted assets.

	September 30, 2020	September 30, 2019
Total equity	$5,094,812	$7,345,202
Add: Adjustment due to CECL capital relief (c)	1,842,536	—
Deduct: Goodwill, intangibles, and other assets, net of deferred tax liabilities	159,907	150,644
Deduct: Accumulated other comprehensive income (loss), net	(56,882)	(31,836)
Tier 1 common capital	$6,834,323	$7,226,394
Risk weighted assets (a)(c)	$49,882,540	$46,870,019
Common Equity Tier 1 capital ratio (b)(c)	13.7%	15.4%

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
(c)As described in our 2019 Annual Report on Form 10-K, on January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (“CECL”), which, upon adoption, resulted in a reduction to our opening retained earnings balance, net of income tax, and increase to the allowance for credit losses of approximately $2 billion. As also described in our 2019 10-K, the U.S. banking agencies in December 2018 had approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company is electing this alternative option instead of the one described in the December 2018 rule.

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Interest on Finance Receivables and Loans

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Income from retail installment contracts	$1,220,703	$1,183,699	$37,004	3%	$3,552,193	$3,509,507	$42,686	1%
Income from purchased receivables portfolios - credit deteriorated	649	852	(203)	(24)%	2,164	3,204	$(1,040)	(32)%
Income from receivables from dealers	(17)	23	(40)	(174)%	48	196	$(148)	(76)%
Income from personal loans	79,359	88,448	(9,089)	(10)%	256,708	274,793	$(18,085)	(7)%
Total interest on finance receivables and loans	$1,300,694	$1,273,022	$27,672	2%	$3,811,113	$3,787,700	$23,413	0.6%

Income from retail installment contracts remained flat from the third quarter of 2019 to the third quarter of 2020 and from the nine months ended September 30, 2019 to the nine months ended September 30, 2020.
Income from personal loans decreased $9 million, or 10%, from the third quarter of 2019 to the third quarter of 2020, and decreased $18 million or 7%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily due to 8% and 5% decrease in average outstanding balance of the Company's portfolio, respectively.
Leased Vehicle Income and Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$725,156	$706,302	$18,854	3%	$2,210,684	$2,032,098	$178,586	9%
Leased vehicle expense	467,172	456,193	10,979	2%	1,630,945	1,344,654	286,291	21%
Leased vehicle income, net	$257,984	$250,109	$7,875	3%	$579,739	$687,444	$(107,705)	(16)%

Leased vehicle income, net remained flat from the third quarter of 2019 to the third quarter of 2020; the income decreased from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 due to depreciation on a larger lease portfolio and a decrease in liquidated units. Through the Chrysler Agreement, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$283,202	$342,336	$(59,134)	(17)%	$902,081	$1,022,461	$(120,380)	(12)%
Interest expense on derivatives	8,916	(7,124)	16,040	(225)%	27,853	(22,828)	50,681	(222)%
Total interest expense	$292,118	$335,212	$(43,094)	(13)%	$929,934	$999,633	$(69,699)	(7)%
Total Interest expense decreased $43 million, or 13%, from the third quarter of 2019 to the third quarter of 2020, and decreased $70 million or 7% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily due to lower interest rate environment partially offset by impact of declined forward curves on cash flow hedges.

Credit Loss Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Credit loss expense	$340,548	$566,849	$(226,301)	(40)%	$2,110,331	$1,548,404	$561,927	36%
Credit loss expense decreased $226 million or 40% from the third quarter of 2019 to the third quarter of 2020 due to decrease in net charge off offset by higher allowance reserve, The expense increased $562 million or 36% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily driven by the adoption of the CECL standard in 2020, which replaced the incurred loss impairment framework with one that reflects expected credit losses over the full expected life of financial assets. In addition, the Company added a significant amount of additional reserve to address credit risk associated with the COVID-19 outbreak and associated economic recession during the first and second quarter of 2020.
Profit Sharing

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$30,414	$18,125	$12,289	68%	$56,239	$38,438	$17,801	46%

Profit sharing expense consists of revenue sharing related to the Chrysler Agreement and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing expense increased from the third quarter of 2019 to the third quarter of 2020, and increased from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily due to an increase in lease portfolio and liquidated units.

Other Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(68,989)	$(86,397)	$17,408	(20)%	$(279,997)	$(238,281)	$(41,716)	18%
Servicing fee income	18,574	21,447	(2,873)	(13)%	56,797	70,255	(13,458)	(19)%
Fees, commissions, and other	78,924	96,243	(17,319)	(18)%	256,123	280,815	(24,692)	(9)%
Total other income	$28,509	$31,293	$(2,784)	(9)%	$32,923	$112,789	$(79,866)	(71)%

Average serviced for others portfolio	$11,365,610	$8,996,182	$2,369,428	26%	$10,862,178	$8,970,346	$1,891,832	21%
Investment losses, net, increased $17 million from the third quarter of 2019 to the third quarter of 2020 primarily due to an impairment release on an unsecured portfolio, offset by losses on certain asset sales. The investment losses decreased $42 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily due to the loss on asset sales.

Servicing fee income decreased $3 million from the third quarter of 2019 to the third quarter of 2020, and decreased $13 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 due to the runoff of serviced portfolio that had higher servicing fee rates. The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. The serviced for others portfolio as of September 30, 2020 and 2019 was as follows:

	September 30,
	2020	2019
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$9,528,349	$7,989,931
SBNA leases	65	178
Total serviced for related parties	9,528,414	7,990,109
CCAP securitizations	103,579	310,126
SCART securitizations	1,032,639	—
Other third parties	846,178	1,678,556
Total serviced for third parties	1,982,396	1,988,682
Total serviced for others portfolio	$11,510,810	$9,978,791

Fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income decreased from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 due to lower originations from SBNA and decrease in wear and tear income due to reserve recorded for possible customer refunds.
Total Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$127,991	$132,271	$(4,280)	(3)%	$388,960	$382,843	$6,117	2%
Repossession expense	35,910	62,937	(27,027)	(43)%	115,861	203,496	(87,635)	(43)%
Other operating costs	99,761	134,262	(34,501)	(26)%	308,193	314,737	(6,544)	(2)%
Total operating expenses	$263,662	$329,470	$(65,808)	(20)%	$813,014	$901,076	$(88,062)	(10)%
Compensation expenses remained flat during the three and nine months ended September 30, 2020 compared to the same period in 2019.
Repossession expense decreased during the three and nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the lower volume of involuntary repossessions nationwide as a result of the COVID-19 outbreak.
Other operating costs decreased during the three and nine months ended September 30, 2020 compared to the same periods of 2019, primarily due to decrease in legal settlements and consulting services.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$172,476	$82,156	$90,320	110%	$137,161	$283,684	$(146,523)	(52)%
Income before income taxes	662,591	314,694	347,897	111%	526,611	1,131,992	(605,381)	(53)%
Effective tax rate	26.0%	26.1%			26.0%	25.1%

The effective tax rate increased from 25.1% for the nine months ended September 30, 2019 to 26.0% for the nine months ended September 30, 2020, primarily due to an increase in the effective tax rate impact of discrete adjustments resulting from lower earnings in the current period and an increase in the blended statutory state tax rate.

Other Comprehensive Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$6,823	$(11,269)	$18,092	(161)%	$(30,189)	$(65,351)	$35,162	(54)%

The change in unrealized gains (losses) for the three and nine months ended September 30, 2020 as compared to three and nine months ended September 30, 2019, was primarily driven by, as shown in Note 9 “Derivative Financial Instruments”, increase in cash flow hedge portfolio related to mark to mark valuation.
Credit Quality
Loans and Other Finance Receivables
Allowance for Credit losses
Non-prime loans comprise 75% of the Company’s portfolio as of September 30, 2020. The Company records an ACL at a level considered adequate to cover lifetime expected credit losses in the Company’s retail installment contracts and other loans and receivables held for investment, based upon a holistic assessment including both quantitative and qualitative considerations. Refer to Note 2 - "Finance Receivables" and Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s held for investment portfolio of retail installment contracts and receivables from dealers, as of September 30, 2020 and December 31, 2019.
Credit risk profile

A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines, and length of credit history, each as determined at origination, as of September 30, 2020 and December 31, 2019 was as follows (dollar amounts in billions, totals may not foot due to rounding):

September 30, 2020
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$3.0	97%	$0.1	3%	$0.0	—%	$0.0	—%	$3.1	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	2%
<540	<36	0.1	50%	0.0	—%	0.0	—%	0.1	50%	0.2	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.4	90%	4.9	15%
540-599	<36	0.3	33%	0.2	22%	0.1	11%	0.3	33%	0.9	3%
	36+	0.2	2%	0.3	3%	0.3	3%	8.8	92%	9.6	28%
600-639	<36	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.1	2%	4.9	94%	5.2	15%
>640	<36	1.0	63%	0.2	13%	0.2	13%	0.2	13%	1.6	5%
	36+	0.1	2%	0.1	2%	0.1	2%	6.1	95%	6.4	19%
Total (c)		$5.6	17%	$1.6	5%	$1.2	4%	$25.2	75%	$33.6	100%

December 31, 2019 (b)
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.8	97%	$0.1	3%	$0.0	$0.0	$0.0	$0.0	$2.9	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.4	90%	4.9	16%
540-599	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.2	2%	0.3	3%	0.3	3%	8.3	91%	9.1	30%
600-639	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.2	4%	4.7	92%	5.1	17%
>640	<36	0.5	45%	0.1	9%	0.1	9%	0.4	36%	1.1	4%
	36+	0.1	2%	0.1	2%	0.1	2%	4.7	94%	5.0	16%
Total		$4.8	16%	$1.6	5%	$1.3	4%	$23.0	75%	$30.8	100%
(a) Includes commercial loans
(b) The information as of December 31, 2019 includes balances based on UPB. Difference between amortized cost and UPB was not material.

(c)The amount of accrued interest excluded from the disclosed amortized cost as of September 30, 2020 is $428 million.
Delinquencies

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

In each case, the period of delinquency is based on the number of days payments are contractually past due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company’s delinquencies have been highest in the period from November through January due to consumers’ holiday spending. For the quarter ended September 30, 2020, delinquency rates have been positively impacted (lower) due to the historic volume of deferrals granted to borrowers impacted by COVID-19 and benefits of government stimulus.

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the retail installment contracts held for investment that were placed on nonaccrual status, as of September 30, 2020 and December 31, 2019.
Credit Loss Experience
The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	(Dollar amounts in thousands)
Principal outstanding at period end	$33,485,342	$29,597,897
Average principal outstanding during the period	$31,462,524	$28,998,827
Number of receivables outstanding at period end	1,971,917	1,819,847
Average number of receivables outstanding during the period	1,888,260	1,814,427
Number of repossessions (a)	131,522	218,444
Number of repossessions as a percent of average number of receivables outstanding	9.3%	16.1%
Net losses	$1,100,138	$1,670,543
Net losses as a percent of average principal amount outstanding	4.7%	7.7%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off. The Company temporarily suspended involuntary repossession activities nationwide during the onset of COVID-19 and recently restarted these activities.
There were no charge-offs on the Company’s receivables from dealers for the three and nine months ended September 30, 2020 and 2019. Net charge-offs on the finance lease receivables portfolio, totaled $3,588 and $362 for the nine months ended September 30, 2020 and 2019, respectively.
Deferrals and Troubled Debt Restructurings

In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to customers on its retail installment contracts, whereby the customer is allowed to move a maximum of three payments per event to the end of the loan. Prior to March 2020, the Company’s policies and guidelines limited the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. Further, the maximum number of lifetime months extended for all automobile retail installment contracts was eight, while some marine and recreational vehicle contracts had a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limited the granting of deferrals on new accounts until a requisite number of months have passed since origination. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
However, in March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs to mitigate the adverse effects of COVID-19. These programs temporarily revised the practices noted above by 1) increasing the maximum number of extensions from eight to twelve, 2) allowing more than one deferral every six months and 3) removing the requirement that a requisite number of months have passed since origination. The Company's predominant program offering is a two-month deferral of payments to the end of the loan term and waiver of late charges.

Since the implementation of the program in March 2020, we have experienced a sharp increase in requests for extensions related to COVID-19 and over 911,000 loan extensions have been granted. As of September 30, 2020, approximately one third (or $11 billion in balances) of our customers have received a COVID-19 deferral. The following table provides a summary of loan balances with active payment deferrals as of the end of each reporting period:

	September 30, 2020		June 30, 2020
	(Dollar amounts in thousands)
	Loan balance of active deferrals (a)	% of portfolio	Loan balance of active deferrals (a)	% of portfolio
Retail installment contracts	$959,236	2.9%	$3,753,717	12.3%
(a) Excludes deferrals with payments due in September 2020
Through September 30, 2020, 645,000 unique accounts have received COVID-19 deferrals. Of these accounts, 86% have exited deferral status, 7% remain in active deferral, 5% have paid-off, and 2% have charged off. Of the loans that have exited deferral status, 85% are less than 30 days past due and 96% of these accounts have made at least one payment since their first COVID-19 extension.
The following is a summary of deferrals (amortized cost) on the Company’s retail installment contracts held for investment as of the dates indicated:

	September 30, 2020		December 31, 2019 (a)
	(Dollar amounts in thousands)
Never deferred	$20,762,398	61.8%	$23,830,368	77.3%
Deferred once	5,984,442	17.8%	3,499,477	11.4%
Deferred twice	3,323,367	9.9%	1,463,503	4.8%
Deferred 3 - 4 times	2,647,398	7.9%	1,867,546	6.1%
Deferred greater than 4 times	866,160	2.6%	115,144	0.4%
Total (b)	$33,583,765		$30,776,038
(a) The information as of December 31, 2019 is based on UPB. Difference between amortized cost and UPB was not material.
(b) The amount of accrued interest excluded from the disclosed amortized cost as of September 30, 2020 is $428 million.

The historic volume of deferrals granted in response to COVID-19 impacts have caused the percentage of retail installment contracts that have never been deferred to decrease significantly year over year, and the percentage of retail installment contracts deferred more than four times to increase significantly.

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

However, in March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and concludes that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. The Company applied this guidance to deferrals executed in response to COVID-19 and did not designate borrowers who were less than 30 days past due at the time of the COVID-19 extension program as TDR’s, even if they would have otherwise qualified. Upon exceeding six months of COVID-19 extensions, borrowers are designated as a TDR. This guidance (or exception) prevented approximately $3.4 billion in retail installment contract balances from being TDR designated as of the end of the quarter. Approximately 31% of all accounts that have received a COVID-19 deferral and are active as of September 30, 2020 are classified as TDR's.
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
The following is a summary of the amortized cost (including accrued interest) balance as of September 30, 2020 and December 31, 2019 of loans that have received these modifications and concessions;

	September 30, 2020	December 31, 2019 (a)
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (b)	$713,168	$1,168,358
Bankruptcy-related accounts	26,840	41,756
Extension of maturity date	32,585	35,238
Interest rate reduction	74,098	61,870
Max buy rate and fair lending (c)	7,190,421	6,069,509
Other (d)	347,030	240,553
Total modified loans	$8,384,142	$7,617,284
(a) The table includes balances based on UPB. Difference between amortized cost and UPB was not material.
(b) Reduces a customer’s payment for a temporary time period (no more than six months)
(c) Max buy rate modifications comprise of loans modified by the Company to adjust the interest rate quoted in a dealer-arranged financing. The Company reassesses the contracted APR when changes in the deal structure are made (e.g., higher down payment and lower vehicle price). If any of the changes result in a lower APR, the contracted rate is reduced. Substantially all deal structure changes occur within seven days of the date the contract is signed. These deal structure changes are made primarily to give the consumer the benefit of a lower rate due to an improved contracted deal structure compared to the deal structure that was approved during the underwriting process. Fair Lending modifications comprises of loans modified by the Company related to possible “disparate impact” credit discrimination in indirect vehicle finance. These modifications are not considered a TDR event because they do not relate to a concession provided to a customer experiencing financial difficulty.
(d) Includes various other types of modifications and concessions, such as hardship modifications that are considered a TDR event.

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s amortized cost (including accrued interest) in TDRs and a summary of delinquent TDRs, as of September 30, 2020 and December 31, 2019.

The following table shows the components of the changes in the amortized cost (including accrued interest) in retail installment contract TDRs (excluding collateral-dependent bankruptcy TDRs) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance — beginning of period	$3,981,618	$4,492,654	$3,828,892	$5,365,477
New TDRs	336,249	375,015	1,418,493	999,886
Charge-offs	(200,352)	(378,676)	(617,536)	(1,212,192)
Paydowns (a)	(278,242)	(311,006)	(817,069)	(961,814)
Others	4,197	13,553	30,690	183
Balance — end of period	$3,843,470	$4,191,540	$3,843,470	$4,191,540
(a) Includes net discount accreted in interest income for the period.

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $5.0 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the quarter ended September 30, 2020, the Company completed on-balance sheet funding transactions totaling approximately $4.4 billion, including:
•private amortizing lease facilities for approximately $1.2 billion; and
•securitizations on the Company’s SDART platform for approximately $3.3 billion

The Company also completed approximately $0.6 billion in asset sales to third parties.

Refer to Note 7 - "Debt" to the accompanying condensed consolidated financial statements for the details on the Company’s total debt.
Credit Facilities
Third-party Revolving Credit Facilities
Warehouse Lines
The Company has one credit facility with eight banks providing an aggregate commitment of $3.5 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Finance lease financing. As of September 30, 2020 there was an outstanding balance of approximately $1.2 billion on this facility in aggregate. The facility requires reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support Core and CCAP Loan financing.  As of September 30, 2020 there was an outstanding balance of approximately $1.3 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.
Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of September 30, 2020 there was an outstanding balance of $312 million under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of September 30, 2020 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	350,000	350,000	350,000	350,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	450,000	450,000	450,000	450,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	750,000	750,000	750,000	750,000
Promissory Note	SHUSA	1,000,000	1,000,000	1,000,000	1,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Line of Credit	SHUSA	—	500,000	170,724	485,000
Line of Credit	SHUSA	—	2,500,000	—	—
		$11,200,000	$14,200,000

SHUSA provides the Company with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. SHUSA also provides the Company with $7.2 billion of term promissory notes with maturities ranging from October 2020 to June 2025. Santander provides the Company with $4 billion of unsecured promissory notes with maturities ranging from June 2022 and September 2022.
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

	Nine Months Ended September 30,
	2020	2019
	(Dollar amounts in thousands)
Net cash provided by operating activities	$3,251,942	$4,215,456
Net cash used in investing activities	(4,205,861)	(6,447,167)
Net cash provided by financing activities	1,165,602	2,265,342
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $1.0 billion from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily due to $1.6 billion increase to receivables held for sale offset by $0.6 billion increase to credit loss expense.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $2.2 billion from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily due to decrease of $1.9 billion in leased vehicles purchased.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $1.1 billion from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily related to tender offer program which expired on February 27, 2020, and increase in payments for notes payable of $0.6 billion.

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
The following table summarizes the Company’s contractual obligations as of September 30, 2020:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$4,175	$25,982	$25,463	$19,691	$75,311
Notes payable - credit facilities and related party	2,412,341	9,841,343	1,750,000	—	14,003,684
Notes payable - secured structured financings (a)	77,643	9,245,194	11,595,201	6,522,034	27,440,072
Contractual interest on debt	895,011	934,689	243,116	64,335	2,137,151
Total	$3,389,170	$20,047,208	$13,613,780	$6,606,060	$43,656,218
(a)Adjusted for unamortized costs of $76 million.
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

Credit Risk

The Company applies a qualitative framework to exercise judgment about matters that are inherently uncertain and that are not considered by the quantitative framework. These adjustments are documented and reviewed through the Company’s risk management processes. Furthermore, management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.

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

The Company has policies in place designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of September 30, 2020, the notional value of the Company’s interest rate swap agreements was $3.0 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of September 30, 2020 the notional value of the Company’s interest rate cap agreements was $22.2 billion, under which, all notional was executed Back-to-Back.

The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of September 30, 2020, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $28 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of September 30, 2020, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $54 million.

Collateral Risk

The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the third quarter of 2020, approximately 89% of full-term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employs a team of individuals experienced in forecasting residual values.

Similarly, lower used vehicle prices also reduce the amount that can be recovered when remarketing repossessed vehicles that serve as collateral underlying loans. The Company manages this risk through loan-to-value limits on originations, monitoring of new and used vehicle values using standard industry guides, and active, targeted management of the repossession process.

Liquidity Risk

The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company cannot predict how the COVID-19 outbreak and the legal and regulatory responses to the COVID-19 outbreak and related economic disruptions will affect businesses, including liquidity or the ability to access the capital markets. If access to funding is reduced or if the costs to obtain such funding significantly increases, there may be a material impact to business and financial condition. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•that the Company maintain at least eight external credit providers (as of September 30, 2020, it had thirteen);
•that the Company relies on Santander and affiliates for no more than 30% of its funding (as of September 30, 2020, Santander and affiliates provided 27% of its funding);
•that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of September 30, 2020, the highest single lender’s commitment was 18% (not including repo)); and

•that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of September 30, 2020, two of the Company’s warehouse facilities are scheduled to mature in the next six or twelve months).

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

The Company generally seeks funding from the most efficient and cost-effective source of liquidity from the ABS markets, third-party facilities, and Santander and SHUSA. Additionally, the Company can reduce originations to significantly lower levels, if necessary, during times of limited liquidity.

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

Operational Risk

The Company is exposed to operational risk loss arising from failures in the execution of our business activities. These relate to failures arising from inadequate or failed processes, failures in its people or systems, or from external events. The Company’s operational risk management program includes Third Party Risk Management, Business Continuity Management, Information Risk Management, Fraud Risk Management, and Operational Risk Management, with key program elements covering Loss Event, Issue Management, Risk Reporting and Monitoring, and Risk Control Self-Assessment (RCSA).
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
Critical Accounting Estimates
Accounting policies are integral to understanding the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with U.S. GAAP. There have been no material changes (except as disclosed below) in the Company’s critical accounting estimates from those disclosed in Item 7 of the 2019 Annual Report on Form 10-K. The change is as a result of the Company's adoption of CECL standard, on January 1, 2020. Refer to Note 1 "Description of Business, Basis of Presentation, and

Accounting Policies", and Note 3 " Credit Loss Allowance and Credit Quality" in the accompanying condensed consolidated financial statements and Part II, Item 2 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality" for a detailed discussion around accounting policy, estimation process and assumptions used in ACL.

Recent Accounting Pronouncements

Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial
Accounting Standards Board (FASB) is discussed in Note 1 "Description of Business, Basis of Presentation, and Accounting Policies - Recently Issued Accounting Pronouncements, in the accompanying condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Incorporated by reference from Part I, Item 2 - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations —Risk Management Framework” above.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of September 30, 2020 (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 pandemic to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

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

On January 30, 2020, the Company commenced a modified Dutch Auction tender offer to purchase shares of its common stock, at a range of between $23 and $26 per share, or such lesser number of shares of its common stock as were properly tendered and not properly withdrawn by the seller, in cash. The tender offer expired on February 27, 2020. On March 3, 2020, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 17,514,707 shares of its common stock, $0.01 par value per share, at a price of $26 per share, for an aggregate cost of approximately $455 million, excluding fees and expenses related to the tender offer.

In June 2019, the Company announced that the Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020. On July 31, 2020, the Company announced that SHUSA’s request for certain exceptions to the Federal Reserve Board’s interim policy (the “Interim Policy”), prohibiting share repurchases and limiting dividends to all CCAR institutions to the average trailing net income, had been approved. Such approval permitted the Board to authorize to continue its share repurchase program through the end of the third quarter of 2020. On August 10, 2020, the Company announced that it had substantially exhausted the amount of shares the Company was permitted to repurchase under the previously disclosed exception to the Interim Policy and that the Company expected to repurchase an immaterial number of shares remaining under the exception approval. On September 30, 2020, the Federal Reserve Board extended the Interim Policy through the fourth quarter of 2020. As a result, SC does not currently expect to declare or pay a dividend in the fourth quarter of 2020.
The following table presents information regarding repurchases of the Company’s common stock as part of publicly announced plans or programs during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	558,400	$18.60	558,400	305,468
August 1 - August 31	9,640,400	22.10	9,640,400	92,415
September 1 - September 30	—	—	—	92,415
Total	10,198,800	$21.91	10,198,800

Refer to Note 8 of the accompanying condensed consolidated financial statements for additional details on share repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

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

The following activities are disclosed in response to Section 13(r) with respect to the Group and its affiliates. During the period covered by this report:

•Santander UK holds three blocked accounts for two customers, with the first customer holding one GBP savings account and one GBP current account, and the second customer holding one GBP savings account. Both customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme with accounts blocked since designation. The accounts are dormant. Revenues and profits generated by Santander UK on these accounts in the first three quarters of 2020 were negligible relative to the overall profits of Banco Santander, S.A.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions programme. The accounts held by one customer were fully inaccessible at the time of the US designation and were blocked at the time of the account going into a debit balance. The accounts held by the second customer were blocked immediately following the US designation and have remained frozen throughout the first three quarters of 2020. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the first three quarters of 2020.

•The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations – either under tender documents or under contracting agreements – of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first three quarters of 2020 which were negligible relative to the overall revenues and profits of Banco Santander, S.A. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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
Name: Mahesh Aditya
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mahesh Aditya	President and Chief Executive Officer	October 30, 2020
Mahesh Aditya	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	October 30, 2020
Fahmi Karam	(Principal Financial and Accounting Officer)