Form 10-K
period 2020-12-31
Santander Consumer USA Holdings Inc.
filed 2021-02-24
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐
No  ☒

As of June 30, 2020, the Registrant’s common stock, par value $0.01 per share, held by non-affiliates had an aggregate market value of approximately $1.3 billion based on the closing price on that date on the New York Stock Exchange of $18.41 per share.

As of February 22, 2021, the Registrant had 306,121,362 shares of common stock, par value 0.01 per share, outstanding.

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to its 2021 annual meeting of stockholders (the Proxy Statement) are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated.

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Annual Report on Form 10-K.

ABS	Asset-backed securities
ACL	Allowance for credit loss
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
AFS	Available for sale
ALG	Automotive Lease Guide
Amendment	Amendment to the MPLFA with FCA, dated June 28, 2019
Amortized costs	Includes unpaid principal balance (UPB), net of discounts and premiums
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCAP	Chrysler Capital
CCART	Chrysler Capital Auto Receivables Trust, a securitization platform
CDO	Chief Diversity Officer
CECL	Current Expected Credit Loss, Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
Commission	U.S. Securities and Exchange Commission
COVID-19	Coronavirus disease 2019
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
DE&I	Diversity, Equity and Inclusion
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
Dodd-Frank Act	Comprehensive financial regulatory reform legislation enacted by the U.S. Congress on July 21, 2010
DOJ	U.S. Department of Justice
DRIVE	Drive Auto Receivables Trust, a securitization platform
EIR	Effective interest rate
ECL	Expected credit losses
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	FCA US LLC, formerly Chrysler Group LLC
FICO®	A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit
FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
FVO	Fair value option
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
HPI	Housing Price Index
HTM	Held to maturity
IPO	SC’s Initial Public Offering

ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
MPLFA	Ten-year master private-label financing agreement with FCA
Nonaccretable Difference	The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows of a portfolio acquired with deteriorated credit quality
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
OEM	Original equipment manufacturer
PD	Probability of default
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
PSRT	Private Santander Retail Auto Lease Trust, a lease securitization platform
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts	Includes retail installment contracts individually acquired or originated by the Company and purchased non-credit deteriorated finance receivables
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCART	Santander Consumer Auto Receivables Trust, a securitization platform
SCI	Santander Consumer International Puerto Rico, LLC, a wholly-owned subsidiary of SC Illinois
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
SREV	Santander Revolving Auto Loan Trust, a securitization platform
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose entities utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

PART I
ITEM I.     BUSINESS
General

Santander Consumer USA Holdings Inc. is the holding company for Santander Consumer USA Inc., a full-service specialized consumer finance company focused on vehicle finance and third-party servicing based in Dallas, Texas. The Company’s primary business is the indirect origination and servicing of retail installment contracts and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Santander Auto Finance (SAF) is our primary vehicle brand and is available as a finance option for automotive dealers across the United States.

Since May 2013, under the MPLFA with FCA, the Company has operated as FCA’s preferred provider for consumer loans, leases and Dealer Loans and provide services to FCA customers and dealers under the Chrysler Capital (CCAP) brand. These products and services include consumer retail installment contracts and leases, as well as Dealer Loans for inventory, construction, real estate, working capital and revolving lines of credit.

In January 2021, FCA and Peugeot completed their merger, creating the fourth largest automobile manufacturer in the world.

The Company also purchases vehicle retail installment contracts from other lenders, services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it holds other consumer finance products. These consumer finance products previously included personal lending; however, in 2015, the Company announced its exit from personal lending. Accordingly, all of the Company's personal lending assets are classified as held for sale at December 31, 2020.
As of February 22, 2021, the Company was owned approximately 80.2% by SHUSA, a wholly-owned subsidiary of Santander, and approximately 19.8% by other shareholders.
The Company’s Markets
The consumer finance industry in the United States has approximately $3.1 trillion of outstanding borrowings as of December 31, 2020 and includes vehicle loans and leases, credit cards, home equity lines of credit, private student loans, and personal loans.
Sources: Federal Reserve Bank of New York; Consumer Financial Protection Bureau

The Company’s primary focus is the vehicle finance segment of the U.S. consumer finance industry. Vehicle finance includes loans and leases taken out by consumers to fund the purchase of new and used automobiles, as well as other vehicles such as marine and recreational vehicles. Within the vehicle finance segment, the Company maintains a strong presence in the auto finance market. The auto finance market is an efficient pricing market and it is highly fragmented, with no individual lender accounting for more than 10% of total market share. As of December 31, 2020, there were approximately $1.4 trillion of auto loans outstanding in the United States.

The Company has a significant portfolio of prime loans and leases serviced for others, as it typically originates and then sells prime assets with servicing rights retained. Through the CCAP brand, the Company’s focus is on the new auto finance space by providing financing for the acquisition of new FCA vehicles. The Company also originates leases, substantially all of which are extended to prime borrowers. In 2020, there were 14.5 million new cars sold in the U.S. Through the third quarter of 2020, approximately 82% of total new auto sales were financed. Future growth of new auto sales in the United States, and the parallel growth of consumer loans and leases to finance those sales, are driven by improving economic conditions, new automobile product offerings, and the need to replace aging automobiles. CCAP loan and lease growth will be driven by the volume of new FCA vehicles sold in the United States.

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
Source: FICO® Banking Analytics Blog Fair
Note: Nonprime based on FICO® Score <650
Historically, used car financing has made up a majority of the Company’s business. The primary metrics used by the market to monitor the strength of the used car market are the Manheim Used Vehicle Index and J.D. Power Price Index, measures of wholesale used car prices adjusted by their mileage or vintage. As of December 31, 2020, used car financing represented 57% of the Company’s outstanding retail installment contracts, of which 82% consisted of nonprime auto loans.
Source: Manheim Inc., as of December 31, 2020 & JP Power used-Vehicle Price Index, as of December 31, 2020
Note: Indexed to a basis of 100 at 1995 levels.

In both the vehicle finance and personal lending markets, the Company generates originations indirectly and directly. The indirect model requires relationships with third parties who are generally active in the market, are looking for an additional source of financing for their customers, and agree to direct certain customers to the Company. The direct model requires an internally-managed platform through which consumers are able to make requests for credit directly to the Company. While the Company focuses on the indirect model, it has a presence in the direct vehicle finance market through the RoadLoans.com platform. Additionally, the Company continues to develop relationships with third parties to further broaden its origination channels.
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
Expansion of Fee-Based Income Opportunities. The Company seeks opportunities to leverage its mature and highly adaptable servicing platform for both prime and nonprime loans, as well as other vehicle finance (including recreational and marine vehicles) and personal lending products. The Company collects fees to service loan portfolios, and handles both secured and personal loan products across the full credit spectrum. Loans and leases sold to or sourced to banks through flow agreements and off-balance sheet securitizations also provide additional opportunities to service large vehicle loan and lease pools. The Company intends to continue to expand fee-based income opportunities through its relationship with Santander and SBNA and other consumer financial institutions.
The Company’s Products and Services
The Company offers vehicle-related financing products, primarily consisting of consumer loans and leases, and servicing of those assets.
Consumer Vehicle Loans
The Company’s primary business is to indirectly originate vehicle loans through automotive dealerships throughout the United States. The Company has a substantial dealer network, most of which consists of manufacturer-affiliated or large and reputable independent dealers. The Company uses a risk-adjusted methodology to determine the price to pay the automotive dealer for a loan, which may be above or below the principal amount of the loan depending on characteristics such as the contractual annual percentage rate (APR) and the borrower’s credit profile. The consumer is obligated to make payments in an amount equal to the principal amount of the loan plus interest at the APR negotiated with the dealer. The consumer is also responsible for charges related to past-due payments. Dealers may retain some portion of the finance charge as compensation. The Company’s agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although the Company does not own the vehicles it finances through loans, it holds a perfected security interest in those vehicles. Loans with below-market APRs are frequently offered through manufacturer incentive programs. The manufacturer will compensate the originator of these loans for the amount of the financing rate that is below market. These payments are called rate subvention. The Company is entitled to receive rate subvention payments from FCA as its preferred provider through the MPLFA.
The Company also originates loans through its branded online RoadLoans.com platform. Additionally, the Company acquires loans in bulk from third parties. The loans acquired in bulk acquisitions have primarily been collateralized by automobiles. Historically, a small amount of such loans also have been collateralized by marine and recreational vehicles. The Company generates revenue on these loans through finance charges.
Vehicle Leases
The Company acquires leases primarily from FCA-affiliated automotive dealers and, as a result, becomes titleholder for leased vehicles through a titling trust. The acquisition cost for these leases is based on the underlying value of the vehicle, the contractual lease payments and the residual value, which is the expected future value of the vehicle at the time of the lease termination. The Company uses projected residual values that are estimated by third parties, such as Automotive Lease Guide (ALG) and internal forecasts based on current market conditions, and other relevant data points. The residual value used to determine lease payments, or the contractual residual value, may be adjusted upward as part of marketing incentives provided by the manufacturer of the vehicle. When a contractual residual value is written up, the lease payments the Company offers become more attractive to consumers. The marketing incentive payment that manufacturers pay the Company is equal to the expected difference between the projected residual value and the contractual residual value. This residual support payment is a form of subvention. The Company is a preferred provider of subvented leases through CCAP. Substantially all of these leases are to prime consumers. The consumer, or lessee, is responsible for the contractual lease payments and any excessive mileage or wear and tear on the vehicle that results in a lower residual value of the vehicle at the time of the lease’s termination. The consumer is also generally responsible for charges related to past due payments. The Company’s leases are primarily closed-ended, meaning the consumer does not bear the residual risk.
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
Through its servicing platform, the Company seeks to maximize collections while providing outstanding customer service. The Company’s servicing practices are closely integrated with the originations platform, resulting in an efficient exchange of customer related data, market information and understanding of the latest trends in consumer behavior. The customer account management process is model-driven and utilizes predictive collection strategies. The Company validates its models with data back-testing and can update the models to reflect new information received throughout the Company, such as new vehicle loan and lease applications, refreshed consumer credit data, and consumer behavior observed through servicing operations. The Company’s robust processes and sophisticated technology support the servicing platform to maximize efficiency, consistent loan treatment, and cost control.

To provide the best possible customer service, the Company provides multiple convenient customer communication methods aiming to meet customers at their communication channel of choice, and has implemented strategies to monitor and improve the customer experience. In addition to live agent assistance, the Company’s customers are offered a wide range of self-service options via an interactive voice response system and through its customer website, which are continually reviewed to improve the user's experience. Self-service options include demographic management (such as updating a customer’s address, phone number, and other identifying information), payment and payoff capability, and payment history reporting, as well as online chat and communication requests. The Company also has self-service functionality that can be activated on the website during natural disasters to help process requests for customer assistance, such as payment deferrals. Quality assurance teams perform account reviews and are responsible for grading phone calls to monitor adherence to policies and procedures as well as compliance with regulatory requirements. The Company’s analytics software converts speech from every call into text so that each conversation with a customer can be analyzed and subsequently data-mined. This is used to search for specific words or phrases to identify if the appropriate actions were taken, as well as to identify opportunities for process enhancements. A quality control team provides an independent, objective assessment of the servicing department’s internal control systems and underlying business processes. These processes help identify organizational improvements while protecting the Company’s franchise reputation and brand. Lastly, complaint tracking processes are designed to ensure customer complaints are addressed appropriately and that the customers receive status updates. These systems assign the account to a specialized team until the complaint is deemed to be closed. This team tracks and resolves customer complaints and is subject to a robust quality assurance program.

The servicing process is divided into stages based on delinquency status and the servicing agents for each stage receive specialized training. In the event that a retail installment contract becomes delinquent, the Company follows an established set of procedures that maximizes ultimate recovery on the loan or lease. Late stage account managers employ skip tracing and utilize specialized negotiation skills to tailor their collection attempts based on the delinquency level and repayment history of each customer. Collection efforts include calling generally within one business day when an obligor has broken a promise to make a payment on a certain date, and using third party data sources to identify alternative methods of contact. The primary objective once reaching the customer is to obtain the payments needed to resolve the delinquency. However, if the borrower indicates a need for assistance, they will receive an assessment of their willingness and ability to repay in order to determine if they are qualified for an extension of the maturity date. In certain limited instances, a modification permanently lowering the interest rate or principal may be granted. If attempts to work with the customer to cure the delinquency are unsuccessful, the customer is sent a “right to cure” letter in accordance with state laws, and the loan is assigned a risk score based on the likelihood that the borrower will continue to miss their payments and age further in delinquency to the point of charge-off. This score is used to prioritize repossessions, and each repossession is assigned to a third-party repossession forwarder. Volume is allocated to repossession forwarders based on their compliance with the Company’s policies and applicable laws and regulations, as well as their recent performance. Once the vehicle has been secured, any approved repairs are performed and the vehicle is remarketed in order to maximize sale value, typically through an auction process.
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
The Company’s Relationship with FCA
The Company entered into the MPLFA, pursuant to which the Company became the preferred provider for FCA’s consumer loans and leases and Dealer Loans, in May 2013. Business generated under terms of the MPLFA is branded as CCAP. During 2020, the Company originated more than $14.2 billion of CCAP retail installment contracts and approximately $6.8 billion of CCAP vehicle leases.
The MPLFA requires, among other things, that the Company bear the risk of loss on loans originated pursuant to the agreement, but also that FCA share in residual gains and losses from consumer leases over a threshold, determined on an individual lease basis. The MPLFA also requires that Santander maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.
In June 2019, the Company entered into an Amendment to the MPLFA with FCA, which modified the MPLFA to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract.
In connection with entering into the MPLFA, the Company paid FCA a $150 million upfront, nonrefundable fee in May 2013. The fee is considered payment for future profits generated from the MPLFA and is being amortized into finance and other interest income over a ten-year term. In addition, in June 2019, in connection with the execution of the Amendment, the Company paid $60 million upfront fee to FCA. This fee is being amortized into finance and other interest income over the remaining term of the MPLFA. The Company has also executed an Equity Option Agreement with FCA, whereby FCA may elect to purchase, at any time during the term of the MPLFA, at fair market value, an equity participation of any percentage in the CCAP portion of the Company’s business.
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

Human Capital Management

Our employees are central to our Company’s success. Our Company invests significant resources to shepherd a Company culture that is Simple, Personal and Fair and to attract, develop and retain the high-caliber workforce needed to meet our corporate goals. We invest in our 5,576 employees (as of December 31, 2020) by seeking to create a diverse and inclusive work environment, providing competitive compensation and benefits, quality training and development opportunities, and ensuring a safe and healthy workplace.
Human Resources and Communications Teams

Our HR and Communications teams are responsible for:

•Communications – leads and manages employee communications and supports employee and customer events across the organization, as well as leads and manages proactive communications for issue resolution and overall media relations management.
•Compensation, Payroll and Benefits – responsible for compensation and benefits strategy and consulting with the business on compensation matters, compensation governance, as well as payroll and benefits support.
•Talent Acquisition and Management – sources and hires the best-qualified candidates, and develops and retains the right talent to ensure the Company operates as a high-performing organization and attains business objectives.
•Talent Management – develops, engages, and retains the right talent to ensure Santander Consumer operates as a high-performing organization and attains business objectives.
•Learning and Development – partners with business areas to design, develop, and implement learning solutions that provide employees with the knowledge and skills to meet core objectives.
•Employee Relations –assists with conflict resolution, conducts internal investigations of discrimination or harassment, and addresses questions on policies and procedures.
•Diversity, Equity and Inclusion ("DE&I") - focuses on supporting workforce diversity.

Diversity, Equity and Inclusion

We define DE&I as respecting and valuing differences such as, but not limited to, gender, age, ethnicity, race, sexual orientation, education, physical and cognitive abilities, veteran status and religion. We believe that a diverse, equitable and inclusive environment helps create prosperity for employees, customers and our communities.

Our culture is underpinned by our core values and includes an unwavering commitment to diversity, equity, and inclusion. In 2020 we established a Santander Consumer Diversity and Inclusion Council, represented by a diverse set of leaders and employees. The Santander Consumer Diversity and Inclusion Council has committed to setting strong goals for its leadership and will continue to expand and support diversity, equity, and inclusion efforts within our company and our communities.

In January 2021, The Company appointed a Chief Diversity Officer ("CDO"). The CDO reports directly to the CEO and serves as a senior executive leading the Company's cultural change initiatives, with a focus on comprehensive and results-driven program management.

Compensation and Benefits

We provide competitive compensation, benefits, and services that help attract, retain and incentivize our employees. Our compensation and benefits package includes competitive pay, healthcare, retirement benefits, as well as paid time off and holidays, parental leave, disability benefits, military leave, and paid development and volunteer time off, along with other benefits and employee resources. We design our incentive compensation in order to reward pay for performance while appropriately mitigating risk in line with our culture and ethical principles.

Our workforce grew in 2020 increasing from 5,175 employees in 2019 to 5,576 employees at December 31, 2020, none of whom is represented by a collective bargaining agreement. At December 31, 2020, the Company's 12-month rolling turnover rate was 18%.

Learning and Development

The Company invests significant resources to train and develop our employees. We provide the following annual training to employees to ensure compliance and understanding of their roles and jobs: quarterly compliance curriculums, information security, team member handbook, safety at Santander Consumer, safety in the workplace, specialized job role training, career development and more.

Health and Wellness

The Company is committed to the health and safety of our employees. As such, we invest in programs designed to improve physical, mental, and financial well-being. The Company sponsors medical plans that provide comprehensive medical coverage, telemedicine and wellness tools, condition management and support, health and well-being, and therapy applications. During the pandemic, the Company increased the mental health tools available to employees enrolled in the medical plans. The Company also provides all employees with an employee assistance program that includes counseling sessions at no cost.

In 2020, the COVID-19 pandemic had a significant impact on our human capital management. In March 2020, we responded quickly to allow our non-location dependent staff to work remotely, while instituting various new protocols and procedures for the safety of our employees. Some of these protocols included, but not limited to, enhanced facility cleanings, reconfiguration of the workplace to allow for social distancing, providing our employees personal protective equipment, the implementation of a daily health screen prior to going in to the facilities, and comprehensive training for employees on these new protocols. The Company also established new initiatives to aid employees, such as a Temporary Emergency Paid Leave Program that provided employees with up to 120 hours of additional paid time off to assist with dependent care needs related to COVID-19, and $250 a week in pay premiums for frontline workers to help defray additional costs incurred while working during the initial stages of the pandemic. As of December 31, 2020, approximately 95-97% of our workforce was working remotely.

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
In connection with the 2008 acquisition of Roadloans.com, a direct-to-consumer online platform, the Company purchased the “Roadloans.com” trade name which constitutes an intellectual property right.
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

The Company seeks to compete effectively through its proprietary credit-scoring system and industry experience, which are used to establish appropriate risk pricing. In addition, the Company benefits from FCA subvention programs through the MPLFA. The Company seeks to develop strong dealer relationships through a nationwide sales force and a long history in the automotive finance space. Further, the Company expects to continue deepening dealer relationships through the CCAP product offerings and believes it can compete effectively by continuing to expand those relationships.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Congress enacted comprehensive financial regulatory reform legislation in 2010. A significant focus of the law (the Dodd-Frank Act) is heightened consumer protection. The Dodd-Frank Act established the CFPB, which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including the Company, and explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders. It is possible that at some time in the future the CFPB could propose and adopt rules making such lending services materially less profitable or impractical, which may impact finance loans or other products that the Company offers.
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
The Company is also subject to risk retention rules promulgated under the Dodd-Frank Act, which generally require sponsors of ABS to retain at least 5% of the credit risk of the assets collateralizing the ABS issuance. The rules also prohibit the transfer or hedging of the credit risk that the sponsor is required to retain.
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

During the three months ended March 31, 2020, the Company purchased 17,514,707 shares of its common stock through a modified Dutch Auction Tender Offer.

In June 2020, the Federal Reserve Board also announced an interim capital preservation policy (the “Interim Policy”), to be applied in the third quarter of 2020, which provided that certain large CCAR banks, including SHUSA, cannot pay common stock dividends that exceed the institution’s average trailing four quarters of net income. The Interim Policy also prohibits these banks from implementing share purchase programs, except to make share repurchases relating to issuances of common stock related to employee stock ownership plans.

As a result of the Interim Policy, the Company would have been prohibited from paying a dividend or implementing share repurchase programs in the third quarter of 2020; however, in July 2020, the Company announced that the Federal Reserve Board had approved certain exceptions to the Interim Policy and that the Company was permitted to pay a dividend and continue its share repurchase program during the third quarter of 2020. In August 2020, the Company announced that it had substantially exhausted the amount of shares the Company was permitted to repurchase under the exception to the Interim Policy and that the Company expected to repurchase an immaterial number of shares remaining under the exception approval.

Subsequently, the Federal Reserve Board extended the Interim Policy through the first quarter of 2021. As a result of the extension of the Interim Policy, the Company was prohibited from paying a dividend in fourth quarter of 2020 and, unless the Company obtains an exception from the Federal Reserve Board, will be prohibited from paying a dividend in the first quarter of 2021. Further, consistent with the Interim Policy, the Company may continue to repurchase a number of shares of the Company’s common stock equal to the amount of share issuances related to the Company’s expensed employee compensation through the first quarter of 2021.

It is uncertain whether the Federal Reserve will extend the Interim Policy in its present form beyond the first quarter of 2021. If it does so, the foregoing restrictions on dividends and share repurchases would continue.

Refer to Note 9-“Shareholders’ Equity” in the accompanying consolidated financial statements.
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
Available Information

All reports filed electronically by the Company with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. These forms are also accessible at no cost on the Company’s website at www.santanderconsumerusa.com and are made available as soon as reasonably practicable after the company files such material with the SEC.

ITEM 1A.    RISK FACTORS

The Company is subject to a number of risks, events and uncertainties that could materially and adversely affect our business, financial condition and results of operations in addition to other possible adverse consequences. We operate in a continually changing business and regulatory environment and, therefore, new risks emerge from time to time. The following are the risks of which we are currently aware that could be material to our business; however, these are not all of the risks that we face, and our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. This section should be read in conjunction with the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in the Annual Report on Form 10-K.

Risk Factors Summary

Business and Industry Risks
•COVID-19 has materially impacted our business, and the continuance of this pandemic or any future outbreak of any other highly contagious diseases or other public health emergency, could materially and adversely impact our business.
•Our relationship with FCA is a significant source of our loan and lease originations. Loss of our relationship with FCA, including as a result of termination of our agreement with FCA, could materially and adversely affect our business. Our agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. In addition, FCA has the option to acquire an equity participation in the CCAP portion of our business.
•Our failure to effectively monitor or manage those third parties or the failure by those third parties to provide these services or meet contractual requirements could materially and adversely affect our business.
•Loss of our key management or other personnel, or an inability to attract such management and other personnel, could materially and adversely affect our business, financial condition and results of operations.
•Our risk management processes and procedures may not be effective in mitigating our risks.
•We face significant risks in implementing our growth strategy, some of which are outside our control.
•Changes in our relationship with Santander may adversely affect our business.
•Our business could be materially and adversely affected if used-vehicle values decline, resulting in lower residual values of our vehicle leases and lower recoveries in sales of repossessed vehicles.
•Our business could be materially and adversely affected if we fail to manage and complete divestitures.
•Our business could be materially and adversely affected if we are unsuccessful in developing and maintaining relationships with vehicle dealerships.
•Our business could be materially and adversely affected if we are unsuccessful in developing and maintaining our “serviced for others” portfolio.
•We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could materially and adversely affect our business.
•Negative changes in the business of the OEMs with which we have strategic relationships, including FCA, could materially and adversely affect our business.
•Future significant loan, lease or personal loan repurchase requirements could materially and adversely affect our business.
•Competition with other lenders could materially and adversely affect our business.
•Goodwill and intangible asset impairments may be required in relation to acquired businesses.
•Developments stemming from the United Kingdom’s withdrawal from membership in the European Union could have a material adverse effect on us.

Legal, Regulatory and Compliance Risks
•We are a consumer finance company with operations in all 50 states and the District of Columbia. Our industry is highly regulated, and continually changing federal, state and local laws and regulations could materially and adversely affect our business.
•We are subject to certain banking regulations that limit our business activities and may restrict our ability to take other capital actions and enter into certain business transactions.
•We are subject to enhanced prudential standards as a subsidiary of SHUSA, which could materially and adversely affect our business.
•Our business may be materially and adversely affected upon our implementation of the capital requirements under the U.S. Basel III final rules.
•The Dodd-Frank Act, and its associated rules and guidance, and CFPB supervisory audits will likely continue to increase our regulatory compliance burden and associated costs.
•Unlike competitors that are banks, we are subject to the licensing and operational requirements of states and other jurisdiction, and our business would be adversely affected if we lost our licenses.
•We are subject to potential intervention by any of our regulators or supervisors.
•Adverse outcomes to current and future litigation against us may materially and adversely affect our business.
•Negative publicity associated with litigation, governmental investigations, regulatory actions and other public statements could damage our reputation.
•Changes in taxes and other assessments may adversely affect us.

Liquidity and Funding Risks
•Our business could be materially and adversely affected if our access to funding is reduced.
•Poor portfolio performance may trigger credit enhancement provisions in our revolving credit facilities or secured structured financings.
•We apply financial leverage to our operations, which may materially adversely affect our business, financial condition and results of operations.
•Our indebtedness and other obligations are significant, impose restrictions on our business and could materially and adversely affect our business and ability to react to changes in the economy or our industry.

Credit Risks
•Our business, financial condition, liquidity and results of operations depend on the credit performance of our loans.
•Our allowance for credit losses and impairments may prove to be insufficient.

Market Risks
•Adverse macroeconomic conditions in the United States and worldwide may materially and adversely affect our business.
•Changes in interest rates may adversely impact our profitability and risk profile. Uncertainty regarding LIBOR may adversely affect our business.
•We are subject to market, operational and other related risks associated with our derivative transactions that could materially and adversely affect our business.

Technology Risks
•A successful security breach or a cyber-attack could materially and adversely affect our business.
•An outage or a high-severity disruption of our information technology platforms could materially and adversely affect our business operations.
•Our technology platforms may not be adequate for our business or provide a competitive advantage.

Financial Reporting and Controls Risks
•We are required to make significant estimates and assumptions in the preparation of our financial statements, and our estimates and assumptions may not be accurate.

•Lapses in internal controls, including internal control over financial reporting, could materially and adversely affect our business. Internal control over financial reporting may not prevent or detect all errors or acts of fraud.
•Failure to timely satisfy obligations associated with being a public company may have adverse consequences.

Risks and Other Considerations Related to Our Common Stock
•So long as SHUSA controls us, our other stockholders will have limited ability to influence matters requiring stockholder approval, and Santander’s interest may conflict with the interests of our other stockholders.
•Certain provisions of our amended and restated certificate of incorporation, and amended and restated bylaws, have anti-takeover effects, which could limit the price investors might be willing to pay in the future for our common stock.
•We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

For a more complete discussion of the material risks facing our business, see the Risk Factors below.

Business and Industry Risks

The current outbreak of COVID-19 has materially impacted our business, and the continuance of this pandemic or any future outbreak of this or any other highly contagious disease or other public health emergency, could materially and adversely impact our business, financial condition, liquidity and results of operations.
The outbreak of COVID-19 has been declared a public health emergency of international concern by the World Health Organization, and the president of the United States has made a declaration that the COVID-19 outbreak in the United States constitutes a national emergency.
The COVID-19 outbreak and governmental responses to the outbreak have had, and may continue to have, an adverse impact on economic conditions in the United States. These economic conditions have included, and may include in the future:
•the implementation of emergency declarations of varying severity to provide for social distancing guidelines, stay-at-home orders and mandate the closure of certain non-essential businesses;
•adverse impacts to many industries, leading to the closure of businesses, loss of revenues and increased unemployment; and
•significant disruption and volatility in global credit and financial markets.

During the pandemic, government or regulatory authorities enacted laws, regulations, executive orders or other guidance that allowed obligors to forgo making scheduled payments for some period of time, required modifications to the receivables (e.g., waiving accrued interest), precluded creditors from exercising certain rights or taking certain actions with respect to collateral, including repossession or liquidation of the financed vehicles. If adverse economic conditions caused by the pandemic continue or worsen, government or regulatory authorities may extend these requirements or impose new ones, which may have a material adverse effect on our business, financial condition and result of operations.

In March 2020, we announced that we were providing additional support to customers, employees, and communities during the COVID-19 pandemic and revised our servicing practices to increase the maximum number of permitted monthly payment extensions, grant waivers for late charges and provide lease extensions. Unlike the regional impact of natural disasters, such as hurricanes, the COVID-19 outbreak had impacted obligors nationwide and had a materially more significant impact on the performance of our auto loan and auto lease portfolio than even the most severe historical natural disaster. We experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted. The pandemic has negatively impacted our financial performance and other results of operations during the first half of 2020, and a number of customers experienced hardship related directly or indirectly to the outbreak of COVID-19.

We rely upon our ability to sell securities in the asset backed securities market and upon our ability to access various credit facilities to fund our operations. During the early stages of the pandemic, global credit and financial markets experienced significant disruption and volatility. While global credit and financial markets have recovered, if adverse economic conditions caused by the pandemic continue or worsen, further disruption or volatility to credit and financial markets may resume, which may have a material adverse effect on liquidity and our ability to fund our operations.

The extent to which the COVID-19 pandemic and associated economic conditions negatively affects our business, financial condition, liquidity and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. A sustained economic slowdown as a result of the pandemic may result in declines in new and used vehicle sales and downward pressure on used vehicle values, which would materially and adversely affect our origination of auto loans and leases and the performance of our existing loans and leases. To the extent the COVID-19 pandemic adversely affects business, financial condition, liquidity and results of operations, it may also have the effect of heightening many of the other risks described in these Risk Factors.

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
In February 2013, we entered into the MPLFA with FCA under which we launched the CCAP brand. Through the CCAP brand, we originate private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services that we provide under the MPLFA include credit lines to finance FCA franchised dealers, acquisitions of vehicles and other products that FCA sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, financing for commercial and fleet customers and ancillary services. In addition, we may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans and revolving lines of credit. On June 28, 2019, the Company entered into an Amendment to the MPLFA with FCA, which modified the MPLFA to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also terminated the previously disclosed tolling agreement, dated July 11, 2018, between the Company and FCA.
In accordance with the terms of the MPLFA, in May 2013 we paid FCA a $150 million upfront, nonrefundable payment, which is being amortized over ten years. In addition, in June 2019, in connection with the execution of the sixth amendment to the MPLFA, the Company paid $60 million upfront fee to FCA. This fee is being amortized into finance and other interest income over the remaining term of the MPLFA. The unamortized portion would be recognized as expense immediately if the MPLFA is terminated in accordance with its terms.
As part of the MPLFA, we received limited exclusivity rights to participate in specified minimum percentages of certain of FCA’s financing incentive programs, which include loan rate subvention and automotive lease subvention. We have committed to certain revenue sharing arrangements. We bear the risk of loss on loans originated pursuant to the MPLFA, while FCA shares in any residual gains and losses in respect of automotive leases, subject to specific provisions in the MPLFA, including limitations on our participation in gains and losses.
The MPLFA is subject to early termination in certain circumstances, including our failure to meet certain key performance metrics, provided FCA treats us in a manner consistent with comparable OEMs. FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC controls or becomes controlled by an OEM that competes with FCA or (iii) certain of our credit facilities become impaired.
In addition, under the MPLFA, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the MPLFA. There is no maximum limit on the size of FCA’s potential equity participation. Although the MPLFA contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that we ultimately receive less than what we believe to be the fair market value for such interest, and the loss of our associated revenue and profits may not be offset fully by the immediate proceeds for such interest. There can be no assurance that we would be able to redeploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing our profitability.
Our ability to realize the full strategic and financial benefits of our relationship with FCA depends in part on the successful development of our CCAP business, which requires a significant amount of management’s time and effort, and as well as the success of FCA’s business. If FCA exercises its purchase option, or if the MPLFA were to terminate, or we are otherwise unable to realize the expected benefits of our relationship with FCA, including as a result of FCA’s bankruptcy or loss of business, there could be a materially adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of our portfolio, liquidity, reputation, funding costs and growth, and our ability to obtain or find other original equipment manufacturer relationships or to otherwise implement our business strategy could be materially adversely affected.
We rely on third parties to deliver services for many aspects of our business operations. Our failure to effectively monitor or manage those third parties or the failure by those third parties to provide these services or meet contractual requirements could materially and adversely affect our business, financial condition and results of operations.
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
The successful implementation of our strategy depends in part on our ability to retain our experienced management team and key employees, attract appropriately qualified personnel and have an effective succession planning framework in place. Management turnover, including the loss of any key member of our management team or other key employees, could hinder or delay our ability to implement our growth strategy effectively or our ability to manage our business holistically through leadership support of change activities, ongoing and consistent communication of our growth strategy and proper employee training and awareness. Further, if we are unable to attract appropriately qualified personnel as we expand, we may not be successful in implementing our growth strategy. In either instance, our business, financial condition and results of operations could be adversely affected. The extent of our management team changes could result in disruption in our operations, negatively impact customer relationships and make recruiting for future management positions more difficult.
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
Our risk management framework may not always effectively identify and control our risks, including, but not limited to, credit risk, market risk, strategic risk, liquidity risk and operational risk. In addition, there may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify and control our risks, both those we are aware of and those we do not anticipate, including as a result of changes in economic conditions, we could suffer unexpected losses that could have a material and adverse effect on our business, financial condition and results of operations.
We face significant risks in implementing our strategy, some of which are outside our control.
We intend to continue our strategy to expand our vehicle finance franchise by increasing market penetration via the number and depth of our relationships in the vehicle finance market, pursuing additional relationships with OEMs, expanding our direct-to-consumer footprint and growing our serviced for others platform. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:
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
Santander, through SHUSA, currently owns approximately 80.2% of our common stock. We rely on our relationship with Santander for several competitive advantages including relationships with OEMs and regulatory best practices and other commercial arrangements. Changes in our relationship with Santander, and changes affecting Santander, could materially and adversely affect our business, financial condition and results of operations.
Some of the risks we face as a result of potential changes in our relationship with, or changes affecting, Santander include the following:
•Santander has provided and continues to provide us with significant funding support, through both committed liquidity and opportunistic extensions of credit, as well as guarantees of our obligations under the governing documents of certain warehouse facilities and privately issued amortizing notes. For example, during the 2009 financial crisis, Santander and its affiliates provided us with more than $6 billion in financing that enabled us to pursue several acquisitions and/or conversions of vehicle loan portfolios at a time when most major banks were curtailing or eliminating their commercial lending activities. During 2017 and 2018 we sold eligible prime loans through our SPAIN securitization platform to Santander under a flow agreement. In addition, during 2018 the Company began provide origination services to SBNA for the origination of prime loans which are serviced by SC. If Santander or its affiliates elect not to provide such support, not to provide it to the same degree or not to enter into additional agreements, we may not be able to replace such support ourselves or to obtain substitute arrangements with third parties. We may be unable to obtain such support because of financial or other constraints, or be unable to implement substitute arrangements on a timely basis on terms that are comparable, or at all, which could materially and adversely affect our business, financial condition and results of operations.
•Santander may sell or otherwise reduce its equity interest in us. If Santander sells or otherwise reduces its equity interest in us, it may be less willing to provide us with the support it has provided in the past or to enter into agreements (such as our flow agreement with Santander or our origination services agreements with SBNA) with us on comparable terms, or at all, as it has in the past. In addition, our right to use the Santander name is on the basis of a non-exclusive, royalty-free, and non-transferable license from Santander, and only extends to uses in connection with our current and future operations within the United States. Santander may terminate such license at any time Santander ceases to own, directly or indirectly, 50% or more of our common stock. If we were required to change our name, we would incur the administrative costs and burden associated with revising legal documents and marketing materials, and also may experience loss of brand and loss of business or loss of funding due to consumers' and banks' relative lack of familiarity with our new name. Additionally, FCA may terminate the MPLFA if a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person.
•Some terms of our credit agreements are influenced by, among other things, the credit ratings of Santander. If Santander were to suffer credit rating downgrades or other adverse financial developments, we could be negatively impacted, either directly or indirectly. For example, Santander’s short-term credit ratings downgrades in 2012, from A-1 to A-2 (Standard & Poor's) and from P-1 to P-2 (Moody's), did not directly impact our cost of funds. However, due to the contractual terms of certain of our debt agreements, these downgrades resulted in the loss of our ability to commingle funds on most facilities. A similar downgrade today would result in an increase of approximately $1.75 million per month for cost of funds.
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
We continue to hold our Bluestem portfolio (personal lending business), which had a carrying balance of approximately $0.9 billion as of December 31, 2020, and we remain a party to agreements with Bluestem that obligate us, among other things, to purchase new advances originated by Bluestem and existing balances on accounts with new advances through April 2022. Both parties have the right to terminate this agreement upon written notice if certain events were to occur, including if there is a material adverse change in the financial condition of either party. Although we are seeking a third party to assume this obligation, we may not be successful in finding such a party, and Bluestem may not agree to the substitution. Until we find a third party to assume this obligation, there is a risk that material changes to our relationship with Bluestem, or the loss or discontinuance of Bluestem’s business, would materially and adversely affect our business, financial condition and results of operations. We continue to classify the Bluestem portfolio as held-for-sale. We have recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as we hold the portfolio, particularly due to the new volume we are committed to purchase.

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
Our business, financial condition and results of operations could be materially and adversely affected if we are unsuccessful in developing and maintaining our "serviced for others" portfolio.

A significant portion of our business strategy is to increase the revenue stream from our "serviced-for-others" portfolio by continuing to add assets to this portfolio. For example, beginning in 2018, we agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers, and to perform the servicing for any loans originated on SBNA’s behalf. We have servicing rights to certain third-party portfolios and we also serve as servicer in our securitization and may retain servicing rights in certain whole-loan sales. For the year-ended December 31, 2020, we maintained servicing rights for a portfolio with an outstanding principal balance of approximately $12 billion and we received servicing fees in the amount of $74 million. If an institution for which we currently service assets chooses to terminate our rights as servicer, or if we fail to add additional institutions or portfolios to our servicing platform, we may not achieve the desired revenue or income from this strategy.
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
A significant adverse change in FCA’s or other vehicle manufacturers’ business, including (i) significant adverse changes in their respective liquidity position and access to the capital markets, (ii) the production or sale of FCA or other vehicle manufacturers’ vehicles (including the effects of any product recall), (iii) the quality or resale value of FCA or other vehicles, (iv) the use of marketing incentives, (v) FCA’s or other vehicle manufacturers’ relationships with their key suppliers, (vi) FCA’s or other vehicle manufacturers’ bankruptcy or (vii) FCA’s or other vehicle manufacturers’ respective relationships with the United Auto Workers and other labor unions, and other factors impacting vehicle manufacturers or their employees could materially and adversely affect our business, financial condition and results of operations.
Under the MPLFA we originate private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised vehicle dealers. In the future, it is possible that FCA or other vehicle manufacturers with whom we have relationships could utilize other companies to support their financing needs, including offering products or terms that we would not or could not offer, which could materially and adversely affect our business financial condition and results of operations. Furthermore, FCA or other vehicle manufacturers could expand, establish or acquire captive finance companies to support their financing need; thus, reducing their need for our services.
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
We have made business acquisitions for which it is possible that the goodwill and intangible assets attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business' underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill and intangible assets is performed annually, or more frequently if impairment indicators are present. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Our stock price and various other factors affect the assessment of the fair value of our underlying business for purposes of performing any goodwill and intangible asset impairment assessment. We did not have any impairment on intangible assets during the years ended December 31, 2020, 2019 and 2018. There can be no assurance that we will not record additional impairments on intangible assets in the future or that such impairments will not be material.
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
We are involved in investigations, examinations and proceedings by government and self-regulatory bodies, which may materially and adversely affect our business, financial condition and results of operations.
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

We are and have been subject to such matters by many of these regulators in the past and have paid significant fines or provided significant other relief. For more information about these matters, please refer to Note 15- “Commitments and Contingencies” in the accompanying consolidated financial statements. We could also become subject to other or similar regulatory actions in the future. Given the inherent uncertainty involved in such matters, and the potentially large or indeterminate damages sought, there can be significant uncertainty regarding the liability we may incur as a result of these matters. The finding, or even the assertion of, legal liability against us could result in higher operational and compliance costs, could materially and adversely affect our business, financial condition and results of operations and may result in, among other actions, adverse judgments, significant settlements, fines, penalties, injunctions or substantial reputational harm.

We are subject to enhanced legal and regulatory scrutiny regarding credit bureau reporting, origination and debt collection practices from regulators, courts and legislators.
Consumer finance companies, including us, are subject to enhanced legal and regulatory scrutiny regarding credit bureau reporting, origination and debt collection practices from regulators, courts and legislators. Our balance sheet consists of predominantly nonprime consumers, which are associated with higher than average delinquency rates and charge-offs than prime consumers. Accordingly, we have significant involvement with credit bureau reporting, origination and the collection and recovery of delinquent and charged-off debt, primarily through customer communications, the periodic sale of charged-off debt and vehicle repossession. Any future changes to our business practices in these areas, including our debt collection practices, whether mandated by regulators, courts, legislators or otherwise, or any legal liabilities resulting from our business practices, including our debt collection practices, could increase our operational or compliance costs and could materially and adversely affect our business, financial condition and results of operations.
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

Further, the Company is subject to the Interim Policy, which has been extended by the Federal Reserve Board through the first quarter of 2021. The Interim Policy prohibits share repurchases and limits dividends for all CCAR institutions, including SHUSA, to such institution’s average trailing net income. Although the Company's standalone income is sufficient to pay a dividend, the Company is consolidated into SHUSA’s capital plan that utilizes its average trailing income to determine the applicable cap on capital actions under the Interim Policy. Based on SHUSA’s expected average trailing four quarters of net income, the Company was prohibited from paying a dividend in the fourth quarter of 2020 and, unless the Company obtains an exception from the Federal Reserve Board, will be prohibited from paying a dividing in the first quarter of 2021. Also, the Company is prohibited from implementing share repurchase plans, except to repurchase a number of shares of the Company's common stock equal to the amount of share issuances related to the Company’s expensed employee compensation.

While the Federal Reserve Board's extension of Interim Policy expires on March 31, 2021, there can be no assurance that the Federal Reserve Board will not extend the Interim Policy, that the Federal Reserve Board will grant any exceptions to the Interim Policy, or that other similar restrictions on the taking of capital actions, including dividend payments and stock repurchases and redemptions, will not apply to us in the future.

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
There may be further material changes in the way institutions like us are regulated, and the results of the 2020 elections make regulatory reforms and changes to the supervisory approach by our regulators more likely. Although it remains difficult to predict the exact impact these changes will have on our business, financial condition, results of operations and cash flows for a particular future period, further reforms could result in loss of revenue, higher compliance costs, additional limits on our activities, constraints on our ability to enter into new business and other adverse effects on our business.
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
In their supervisory roles, the regulators seek to maintain the safety and soundness of financial institutions and the financial system as a whole, with the aim of strengthening, but not guaranteeing, the protection of customers and the financial system. The supervisors’ continuing supervision of financial institutions is conducted through a variety of regulatory tools, including the collection of information by way of prudential examinations and requests, reports obtained from skilled persons, visits to firms and regular meetings with management to discuss issues such as performance, risk management and strategy. In general, these regulators have a more outcome-focused regulatory approach that involves more proactive enforcement and more punitive penalties for infringement. As a result, we face increased supervisory intrusion and scrutiny, that result in increasing internal compliance costs and supervision fees. In the event we fail to meet regulatory obligations or expectations we are likely to face more regulatory fines. Some of the regulators focus intensely on consumer protection and on conduct risk, and have stated that they will continue to do so. This has included a focus on the design and operation of products, the treatment of customers and the operation of markets.
Some of the laws in the jurisdictions in which we operate give the regulators the power to make temporary product intervention rules either to improve a firm’s systems and controls in relation to product design, product management and implementation, or to address problems identified with financial products. These problems may potentially cause significant detriment to consumers because of certain product features or governance flaws or distribution strategies. Such rules may prevent institutions from entering into product agreements with customers until such matters have been resolved. Some of the regulatory regimes in the relevant jurisdictions in which we operate require us to be in compliance across all aspects of our business, including the training, authorization and supervision of personnel, systems, processes and documentation. If we fail to be compliant with such regulations, there likely would be an adverse impact on our business from sanctions, fines or other actions imposed by the regulatory authorities.
Cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus, which will likely increase our regulatory compliance burden and associated costs.
Regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including [certain aspects of our operations], and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity and data privacy legislation and regulations, including the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, which require, among other things, notification to affected individuals when there has been a security breach of their personal data and increase the privacy and security obligations of entities handling certain personal information of individuals.
We receive, process, maintain, transmit and store proprietary information and sensitive or confidential data, including public and non-public personal information of our customers, employees and counterparties, including, but not limited to, personally identifiable information and personal financial information. The collection, sharing, use, retention, disclosure, protection, transfer and other processing of this information is governed by U.S. federal and state law and is increasingly subject to legislation and regulation.

Data protection and privacy law regimes continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. We may become subject to new legislation or regulation concerning cybersecurity or data protection and privacy, which could require us to incur additional costs and expenses in an effort to comply. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified to require us to alter our systems or modify our business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results.

Adverse outcomes to current and future litigation against us may materially and adversely affect our business, financial condition and results of operations.
We are party to various litigation claims and legal proceedings. Refer to Note 15- “Commitments and Contingencies” in the accompanying financial statements. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties. Some litigation against us could take the form of class action complaints by consumers or shareholder derivative complaints, and we are party to multiple purported securities class action lawsuits and shareholder derivative complaints. As the assignee of loans originated by vehicle dealers, we also may be named as a co-defendant in lawsuits filed by consumers principally against vehicle dealers.
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
We currently apply financial leverage, pledging most of our assets to credit facilities and securitization Trusts, and we intend to continue to apply financial leverage in our retail lending operations. Our debt-to-assets ratio is 84.1% as of December 31, 2020. Although our total borrowings capacity is defined in our lending agreements, we may change our target borrowing levels at any time. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to service our outstanding debt.

Our indebtedness and other obligations are significant, impose restrictions on our business and could materially and adversely affect our business and ability to react to changes in the economy or our industry.
We have a significant amount of indebtedness. At December 31, 2020 and 2019, we had approximately $41.1 billion and $39.2 billion, respectively, in principal amount of indebtedness outstanding (including $30.3 billion and $33.5 billion, respectively, in secured indebtedness). Interest expense on our indebtedness constituted 20% of our total net finance and other interest income, net of leased vehicle expense, for the year ended December 31, 2020.
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

Additionally, certain of our credit facilities contain minimum tangible net worth requirements, and certain of our credit facilities contain covenants that require timely filing of periodic reports with the SEC. Failure to meet any of these covenants, or to obtain a waiver for any such failure, could result in an event of default under these agreements. If an event of default occurs under these agreements, potential actions lenders may take on certain debt agreements include declaring all amounts outstanding under these agreements to be immediately due and payable, enforcing their interests against collateral pledged under these agreements, restricting our ability to obtain additional borrowings under these agreements and/or removing us as servicer. Such an event of default could materially and adversely affect our business, financial condition and results of operations, including our liquidity.
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
As of December 31, 2020, more than 76% of our vehicle consumer loans are nonprime receivables with obligors who may not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. These loans experience higher default rates than a portfolio of obligations of prime obligors. In the event of a default on a vehicle loan, generally the most practical alternative for recourse by the lender is repossession of the financed vehicle, although the collateral value of the vehicle usually does not cover the outstanding account balance and costs of recovery. Repossessions and foreclosure sales that do not yield sufficient proceeds to repay the receivables in full could result in losses on those receivables.

We are exposed to geographic customer concentration risk. As of December 31, 2020, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (11%), California (8%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total portfolio. An economic downturn or catastrophic event that disproportionately affects certain geographic regions could materially and adversely affect our business, financial condition and results of operations, including the performance of our loan portfolio.
Our allowance for credit losses and impairments may prove to be insufficient to absorb losses inherent in our loan portfolio.
Our adoption of the new standard on the measurement of credit losses on financial instruments and its resulting impact on our allowance for credit losses and impairments may prove to be insufficient to absorb expected current expected credit losses in our loan portfolio.

The CECL standard introduced a new credit reserving framework, which replaces the incurred loss impairment framework in previous GAAP with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changed the accounting framework for purchased credit deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it is under the current OTTI framework.

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

As it relates to COVID-19, management has factored the uncertainty and management’s potential responses (including the impact of defaults and extension requests) into the future projections of expected credit losses and reasonable and supportable forecast periods.

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
We are subject to changes in macroeconomic conditions that are beyond our control, and the macroeconomic environment remains susceptible to global events and volatility. A significant deterioration in economic conditions in the United States or worldwide could materially and adversely affect our business, financial condition and results of operations, including periods of slow economic growth; inflation and unemployment rates; changes in the availability of consumer credit and other factors that impact consumer confidence, demand for credit, payment patterns, bankruptcies or disposable income; natural or man-made disasters, outbreaks, acts of war, terrorist attacks and the escalation of military activity; confidence in financial markets; the availability and cost of capital; interest rates and commodity prices (including gasoline prices); and geopolitical matters.
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
After a period of rising interest rate environment, during the years of 2016-2018, the Federal Reserve decreased interest rates multiple times in 2019, reversing most of the interest rate increases made during 2018. Among the reasons presented by the Federal Open Market Committee for the interest rates cut are the concerns about slowing global growth and trade war and their impact on the United States economy, which remained this year with low levels of unemployment rates and a persistent economy growth.
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
Uncertainty regarding LIBOR may adversely affect our business.
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

On November 30, 2020, ICE Benchmark Administration, or IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the UK Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021.

There can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. For example, we may not successfully identify all existing contracts with LIBOR exposure or, even if we do successfully identify all such contracts, we may not successfully include provisions in those contracts specifying a method for transitions from LIBOR to an alternative benchmark rate. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted.

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

In addition, it is possible that LIBOR will perform differently in the period leading up to its discontinuation than in the past if LIBOR quotes will become unavailable prior to December 31, 2021. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. Interest rates could be higher or lower than they would have been if LIBOR was available in the current form and in these scenarios, risks associated with the transition away from LIBOR would be accelerated for us and the rest of the financial industry.

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

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities new discoveries in the field of cryptography, vulnerabilities in third-party products, or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive consumer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks, or to alleviate problems caused by such breaches or attacks.
We have seen in recent years computer systems of companies and organizations being targeted, not only by cyber criminals, but also by activists and rogue states. We have been and continue to be subject to a range of cyber-attacks, such as denial of service, malware and phishing. Cyber-attacks could give rise to the loss of significant amounts of customer data and other sensitive information, as well as significant levels of liquid assets (including cash). In addition, cyber-attacks could give rise to the disablement of our information technology systems used to operate our business and to service our customers. As attempted attacks continue to evolve in scope and sophistication, we may incur increased insurance premiums or significant costs in our attempt to modify or enhance our protective measures against such attacks, to investigate or remediate any vulnerability or resulting breach, or in communicating cyber-attacks to our customers. If we fail to effectively manage our cyber-security risk by failing to update our systems and processes in response to new threats, this could harm our reputation and materially and adversely affect our business, financial condition and results of operations through the payment of customer compensation, regulatory penalties and fines and/or through the loss of assets.
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
An outage or a high-severity disruption of our information technology platforms could materially and adversely affect our business operations.
Our technology platforms, underlying infrastructure and infrastructure of integrated third-party services are important to our operating activities, and any high-severity incidents or outages could disrupt our ability to process loan applications, originate loans or service our existing loan portfolios, which could materially and adversely affect our operating activities. We also rely on our technology platforms to process transaction information and produce financial reports. Outages may be caused by unforeseen catastrophic events, including natural or man-made disasters, outbreaks, terrorist attacks, large-scale power outages, software or hardware defects, computer viruses, cyber-attacks, external or internal security breaches, acts of vandalism, misplaced or lost data, programming or human errors, or other similar events. We cannot be certain that our business continuity plan will function as intended, or otherwise resolve or compensate for such effects. Such a failure in business continuity, if and when experienced, may materially and adversely affect our business, financial condition and results of operations, including our ability to support and service our customer base and produce financial reports.
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
We have previously identified material weaknesses in the controls around our financial reporting process, which contributed to the restatement of the previously filed consolidated financial statements. Though we consider all of these material weaknesses remediated, there can be no assurance that we will not suffer other material weaknesses in the future. If we fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in other material misstatements of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital or increase the cost of financing we obtain, or have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal controls over financial reporting may materially and adversely affect our business, financial condition and results of operations, and could impair our ability to timely file our periodic reports with the SEC and other overseeing regulators, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
Internal control over financial reporting may not prevent or detect all errors or acts of fraud.
Our disclosure controls and internal controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. The failure of our controls to be effective could materially and adversely affect our business, financial condition and results of operations, including the market for our common stock, and could subject us to regulatory scrutiny and penalties.
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
SHUSA currently owns approximately 80.2% of our common stock and is a party to the shareholder agreement between us and certain of our shareholders (Shareholder Agreement). Accordingly, SHUSA has significant influence over us. Pursuant to the Shareholders Agreement, SHUSA has the right to nominate a majority of our directors so long as minimum share ownership thresholds are maintained. Further, because SHUSA owns a majority of our common stock, it has the power to elect our entire Board. Through our Board, and through functional reporting lines of SHUSA and our management, SHUSA controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us and the entry into extraordinary transactions.

In August 2020, the Company substantively exhausted the amount of shares the Company was permitted to repurchase under the exception SHUSA was granted to the Interim Policy. As a result of these repurchases, SHUSA now owns more than 80% of our common stock and therefore, the Company has been consolidated with SHUSA for tax filing and capital planning purposes, which provides SHUSA certain benefits. Among other things, tax consolidation (1) facilitates certain offsets of the Company's taxable income, (2) eliminates the double taxation of dividends from the Company, and (3) triggered a release into SHUSA's income of the deferred tax liability established with respect to its ownership of the Company. Tax consolidation also allows for the Company's net deferred tax liability to offset SHUSA's net deferred tax asset, which provides a regulatory capital benefit. In addition, SHUSA and Santander recognize a larger percentage of our net income.

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
▪a 200,000 square foot servicing facility in North Richland Hills, Texas,
▪a 117,000 square foot servicing facility in Mesa, Arizona,
▪a 43,000 square foot and an adjacent 21,000 square foot servicing facility in Centennial, Colorado,
▪a 21,000 square foot servicing facility in San Juan, Puerto Rico,
▪a 11,000 square foot for IT application development in Irvine, California, and
▪approximately 4,000 square foot for marketing center and various data centers.

These leases expire at various dates through 2027. Management believes the terms of the leases are consistent with market standards. For additional information regarding the Company’s properties refer to Note 6 “Other Assets” in the accompanying consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

Refer to Note 15 “Commitments and Contingencies” to the accompanying financial statements for information regarding legal proceedings in which the Company is involved.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NYSE (under the symbol SC). There were approximately nine record holders of the Company’s common stock as of February 22, 2021, although the Company estimates the number of beneficial stockholders to be much higher as many of its shares are held by brokers or dealers for their customers in street name.

Company Stock Performance
The following graph shows a comparison of cumulative stockholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 index, and the S&P 500 Financials index from December 31, 2015 through December 31, 2020. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 index, and the S&P 500 Financials index as of market close on December 31, 2015. Historical stock prices are not necessarily indicative of future stock price performance.

Equity Compensation Plan Information
The Company has an Omnibus Incentive Plan, which enables it to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of 5,192,641 shares of its common stock. At December 31, 2020, an aggregate of 1,951,309 shares were available for future awards under this plan.
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
In January 2020, the Company commenced a modified Dutch Auction tender offer to purchase shares of its common stock, at a range of between $23 and $26 per share, or such lesser number of shares of its common stock as were properly tendered and not properly withdrawn by the seller, in cash. The tender offer expired on February 27, 2020. On March 3, 2020, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 17,514,707 shares of its common stock, $0.01 par value per share, at a price of $26 per share, for an aggregate cost of approximately $455 million, excluding fees and expenses related to the tender offer.
In June 2020, the Federal Reserve Board also announced its Interim Policy, to be applied in the third quarter of 2020, which prohibited certain large CCAR banks, including SHUSA, from implementing share purchase programs, except to make share repurchases relating to issuances of common stock related to employee stock ownership plans.

As a result of the Interim Policy, the Company would have been prohibited from implementing share repurchase programs in the third quarter of 2020; however, in July 2020, the Company announced that the Federal Reserve Board had approved certain exceptions to the Interim Policy and that the Company was permitted to continue its share repurchase program during the third quarter of 2020. In August 2020, the Company announced that it had substantially exhausted the amount of shares the Company was permitted to repurchase under the exception to the Interim Policy and that the Company expected to repurchase an immaterial number of shares remaining under the exception approval.

Subsequently, the Federal Reserve Board extended the Interim Policy through the first quarter of 2021. As a result of the extension of the Interim Policy, consistent with the Interim Policy, the Company may continue to repurchase a number of shares of the Company’s common stock equal to the amount of share issuances related to the Company’s expensed employee compensation through the first quarter of 2021.
The following table presents information regarding repurchases of the Company’s common stock as part of publicly announced plans or programs during the year ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b) (c)
Tender Offer of up to $1 billion
January 1 - January 31	—	—	—	$1,000,000
February 1 - February 29	—	—	—	1,000,000
March 1 - March 31(a)	17,514,707	26.00	17,514,707	544,618
Total	17,514,707		17,514,707	$544,618
Repurchase program of up to $1.1 billion
As Of January 1, 2020				$866,849
January 1 - January 31	—	—	—	866,849
February 1 - February 29	—	—	—	866,849
March 1 - March 31	—	—	—	866,849
April 1 - April 30	846,461	13.82	846,461	855,151
May 1 - May 31	2,311,500	15.09	2,311,500	820,270
June 1 - June 30	2,599,800	18.85	2,599,800	771,264
July 1 - July 31	558,400	18.60	558,400	760,878
August 1 - August 31	9,640,400	22.10	9,640,400	547,825
September 1 - September 30	—	—	—	547,825
October 1 - October 31	—	—	—	547,825
November 1- November 30	—	—	—	547,825
December 1 - December 31	—	—	—	547,825
Total as of December 31, 2020	15,956,561		15,956,561	$547,825
(a) During the three months ended March 31, 2020, the Company purchased shares of its common stock through a modified Dutch Auction Tender Offer.
(b) Cost of shares exclude commissions
(c) Dollar value shown in thousands

During the year ended December 31, 2020, the Company purchased 33,471,268 shares of its common stock under its share repurchase program and modified Dutch Auction Tender Offer at a cost of approximately $774 million, excluding commissions.
ITEM 6.    SELECTED FINANCIAL DATA [Removed and reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons of 2020 to 2019. Discussions of 2018 items and year-to-year comparisons of 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Background and Overview

The Company was formed in 2013 as a corporation in the state of Delaware and is the holding company for SC Illinois, a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of February 22, 2021, approximately 80.2%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes vehicle financial products and services, including retail installment contracts, vehicle leases, and Dealer Loans, as well as financial products and services related to recreational and marine vehicles, and other consumer finance products.
CCAP continues to be a focal point of the Company’s strategy. In 2019, the Company entered into an Amendment to the MPLFA with FCA, which modified the MPLFA to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also established an operating framework that was mutually beneficial for both parties for the remainder of the contract. The Company’s average penetration rate under the MPLFA for the year ended December 31, 2020 was 34%, flat compared to the same period in 2019.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the CCAP program. During the year ended December 31, 2020, the Company originated $14.2 billion in CCAP loans which represented 60% of total retail installment contract originations (unpaid principal balance), as well as $6.8 billion in CCAP leases. Additionally, substantially all of the leases originated by the Company during the year ended December 31, 2020 were under the MPLFA.
Economic and Business Environment

Unemployment rates increased to 6.7% as reported by the Bureau of Labor Statistics for December 31, 2020, the increase is caused by the loss of employment due primarily to the COVID-19 pandemic. The interest rate environment continues to be low with the federal funds rate in the range of 0.00% to 0.25% on December 31, 2020.

Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments and Other Factors Affecting The Company’s Results of Operations" for additional details on the impact of the COVID-19 outbreak on Company's current financial and operating status, as well as its future operational and financial planning.
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

Recent Developments and Other Factors Affecting The Company’s Results of Operations
Changes to Board of Directors and Executive Management Team
Effective as of December 7, 2020, the Board appointed Donald Smith, as Chief Technology Officer of the Company.

Effective as of January 1, 2021, the Board appointed Josh Baer, formerly Chief Risk Officer, as Head of Pricing and Strategy of the Company, and appointed RL Prasad as Chief Risk Officer of the Company.

Effective as of January 25, 2021, the Board appointed Leonard Coleman, Jr to the Board.
Outbreak of COVID-19
The current outbreak of a novel strain of coronavirus, or COVID-19, has materially impacted our business, and the continuance of this outbreak or any future outbreak of any other highly contagious diseases or other public health emergency, could materially and adversely impact our business, financial condition, liquidity and results of operations.

Due the unpredictable and changing nature of this outbreak and the resulting economic distress, it is not possible to determine with certainty the ultimate impact on our results of operations or whether other currently unanticipated consequences of the outbreak are reasonably likely to materially affect our results of operations; however, certain adverse effects have already occurred or are probable. The following sets forth our discussion of the impact of COVID-19 on Company's current financial and operating status, as well as its future operational and financial planning as of the date hereof:

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

Similar to many other financial institutions, we have taken and will continue to take measures to mitigate our customers’ COVID-19 related economic challenges. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted. These customer support programs, by their nature, to negatively impact our financial performance and other results of operations in the near term. Our business, financial condition and results of operations may be materially and adversely affected in the longer term if the COVID-19 outbreak leads us to continue to conduct such programs for a significant period of time, if the number of customers experiencing hardship related directly or indirectly to the outbreak of COVID-19 increases or if our customer support programs are not effective in mitigating the effects of the pandemic and the recession on our customers' financial situations. Given the unpredictable nature of this situation, the nature and extent of such effects cannot be predicted at this time, but such effects could be materially adverse effects to our business, financial condition and results of operations.

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

•Impact on originations: Since COVID-19 outbreak, the Company has partnered with FCA to launch new incentive programs, including, 90-day first payment deferrals and 0% APR for 84 months on select 2019/2020 FCA models. Most dealers are open today and operating at full capacity. However, some dealers are operating in a modified capacity based on state requirements and/or COVID related employee concerns. Third party sources are reporting a new car SAAR rate that is approximately 95% of pre-COVID expectations. While an economic downturn associated with the pandemic will impact sales, most dealers have developed business models that will allow them to continue operation in some capacity.

•Impact on Debt and Liquidity: We rely upon four primary sources to fund our operations, including private financing, warehouse lines of credit, the asset-backed securitization market, and support from Santander. As international trade and business activity has slowed and supply chains have been disrupted, global credit and financial markets have recently experienced, and may continue to experience, significant disruption and volatility. During the year ended

December 31, 2020, financial markets experienced significant declines and volatility, and such market conditions may continue in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described in the Risk Factors section of our Form 10-K. These include reduced demand for our products and services and reduced access to capital markets funding. These risks could have materially adverse impacts on our liquidity, financial condition, results of operations and cash flows.

Governmental and regulatory authorities have recently implemented fiscal and monetary policies and initiatives to mitigate the effects of the outbreak on the economy and individual businesses and households, such as the reduction of the Federal Reserve’s benchmark interest rate to near zero in March 2020. Further, the FRB established the Term Asset Backed Securities Loan Facility ("TALF") to support the flow of credit to consumers and businesses, including the investment in certain eligible ABS bonds. Given the current state of the capital markets and the recent tightening in ABS credit spreads, the Company did not utilize TALF during 2020, but the Company may utilize TALF, if it becomes necessary to do so. These governmental and regulatory actions may not be successful in the long-term mitigating the adverse economic effects of COVID-19 and could affect our liquidity, access to funding and net interest income and reduce our profitability. Sustained adverse economic effects from the outbreak may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

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

•Impact on communities: The Company is committed to supporting our communities impacted by the COVID-19 outbreak, and the Company's non-profit foundation has begun responding to the COVID-19 crisis with $3.0 million in donations to a select group of organizations addressing community issues.

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
Credit Loss Allowance
The Company maintains an ACL for the Company’s held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards.

The allowance for expected credit losses on retail installment contracts is measured based on a current expected loss model, which means that it is not necessary for a loss event to occur before a credit loss is recognized. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Management's evaluation takes into consideration the risks in the portfolio, past loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make a qualitative adjustment for macroeconomic uncertainty, and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in this quarter, including a sharp decrease in unemployment rates (which are a key driver to losses). Using the weighted-average of our economic forecast scenarios, we estimated at December 31, 2020 that unemployment rate is expected to be to be approximately 7% at the end of 2021, with the labor market continuing to recover in 2022. While the economy has seen significant recovery in recent months, there is still considerable uncertainty regarding overall lifetime loss estimates. The scenarios used are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through established committee governance.
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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values, indicates that an impairment may exist. These circumstances could include, for example, shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular vehicle brand or model). Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2020, 2019 or 2018.

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
Because the volume of the Company’s loan sales exceeds the “negligible sales” exception under section 475 of the Internal Revenue Code, the Company is classified as a dealer in securities for tax purposes. Accordingly, the Company must report its finance receivables and loans at fair value in the Company’s tax returns. Changes in the fair value of Company’s receivables and loans portfolios have a significant impact on the size of deferred tax assets and liabilities. Estimated fair value is dependent on key assumptions including prepayment rates, expected recovery rates, charge-off rates and timing, and discount rates.
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

For additional information regarding the Company’s provision for income taxes, refer to Note 13 - “Income Taxes” in the accompanying financial statements.
Fair Value of Financial Instruments
The Company uses fair value measurements to determine fair value adjustments to certain instruments and fair value disclosures. Refer to Note 11 - “Fair Value of Financial Instruments” in the accompanying financial statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 11 - “Fair Value of Financial Instruments” in the accompanying financial statements in order to prioritize the inputs utilized to measure fair value. The Company reviews and modifies, as necessary, the fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels due to changes in inputs to the valuation techniques used to measure fair value.
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

Volume

The Company’s originations of loans and leases, including revolving loans, average APR, and dealer discount (net of dealer participation) for the year ended December 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$17,563,256	$15,835,618	$15,379,778
Average APR	14.1%	16.3%	17.3%
Average FICO® (a)	626	598	595
Discount/(premium)	(1.1)%	(0.5)%	0.2%

Personal loans (b)	$1,449,653	$1,467,452	$1,482,670
Average APR	29.6%	29.8%	29.6%

Leased vehicles	$6,820,062	$8,520,489	$9,742,423

Finance lease	$12,042	$17,589	$9,794
Total originations retained	$25,845,013	$25,841,148	$26,614,665

Sold Originations
Retail installment contracts	$761,323	$—	$1,820,085
Average APR	4.8%	—%	7.3%
Average FICO® (c)	734	—	727

Total Originations Sold	$761,323	$—	$1,820,085

Total SC Originations	26,606,336	25,841,148	28,434,750

Total originations (excluding SBNA Originations Program) (d)	$26,606,336	$25,841,148	$28,434,750
(a)Unpaid principal balance excluded from the weighted average FICO score is $1.9 billion, $1.8 billion and $1.9 billion as the borrowers on these loans did not have FICO scores at origination and of these amounts, $539 million and $582 million and $76 million, respectively, were commercial loans for the year ended December 31, 2020, 2019 and 2018, respectively.
(b)    Included in the total origination volume is $294 million and $270 million and $304 million for the year ended December 31, 2020, 2019 and 2018, respectively, related to newly opened accounts.
(c)    Unpaid principal balance excluded from the weighted average FICO score is $80 million, zero and $143 million for the year ended December 31, 2020, 2019 and 2018, respectively, as the borrowers on these loans did not have FICO scores at origination. of these amounts, zero and zero and $76 million, respectively, were commercial loans for the year ended December 31, 2020, 2019 and 2018, respectively.
(d)     Total originations excludes finance receivables (UPB) of zero, $1.1 billion and zero purchased from third party lenders during the years ended year ended December 31, 2020, 2019 and 2018, respectively.

Total auto originations (excluding SBNA Origination Program) increased $0.8 billion, or 3.2%, from the year ended December 31, 2019 to 2020. The Company's initiatives to improve our pricing, as well as, our dealer and customer experience have increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. CCAP volume and penetration rates are influenced by strategies implemented by FCA and the Company, including product mix and incentives.

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the year ended December 31, 2020 and 2019 the Company facilitated the purchase of $5.4 billion and $7.0 billion of retail installment contacts, respectively.

The Company’s originations of retail installment contracts and leases by vehicle type during the year ended December 31, 2020 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2020		2019		2018
	(Dollar amounts in thousands)
Retail installment contracts
Car	$5,287,330	28.9%	$5,644,541	35.6%	$6,291,037	36.6%
Truck and utility	12,317,203	67.2%	9,546,642	60.3%	10,062,285	58.5%
Van and other (a)	720,046	3.9%	644,435	4.1%	846,541	4.9%
	$18,324,579	100.0%	$15,835,618	100.0%	$17,199,863	100.0%

Leased vehicles
Car	$215,729	3.2%	$410,194	4.8%	$822,102	8.4%
Truck and utility	6,449,471	94.5%	7,831,086	91.9%	8,532,819	87.6%
Van and other (a)	154,862	2.3%	279,209	3.3%	387,502	4.0%
	$6,820,062	100.0%	$8,520,489	100.0%	$9,742,423	100.0%

Total originations by vehicle type
Car	$5,503,059	21.9%	$6,054,735	24.9%	$7,113,139	26.4%
Truck and utility	18,766,674	74.6%	17,377,728	71.3%	18,595,104	69.0%
Van and other (a)	874,908	3.5%	923,644	3.8%	1,234,043	4.6%
	$25,144,641	100.0%	$24,356,107	100.0%	$26,942,286	100.0%
(a) Other primarily consists of commercial vehicles.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of December 31, 2020 and 2019 are as follows:

	December 31, 2020		December 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts
Car	$11,727,343	35.6%	$12,286,182	39.9%
Truck and utility	19,939,215	60.5%	17,238,406	56.0%
Van and other (a)	1,270,478	3.9%	1,251,450	4.1%
	$32,937,036	100.0%	$30,776,038	100.0%
Leased vehicles
Car	$766,451	4.4%	$1,237,803	7.1%
Truck and utility	16,052,162	93.0%	15,795,594	89.8%
Van and other (a)	440,855	2.6%	529,385	3.1%
	$17,259,468	100.0%	$17,562,782	100.0%
Total by vehicle type
Car	$12,493,794	24.9%	$13,523,985	28.0%
Truck and utility	35,991,377	71.7%	33,034,000	68.3%
Van and other (a)	1,711,333	3.4%	1,780,835	3.7%
	$50,196,504	100.0%	$48,338,820	100.0%
(a) Other primarily consists of commercial vehicles.

The Company's asset sales for the year ended December 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollar amounts in thousands)
Retail installment contracts	$1,148,587	$—	$2,905,922
Average APR	5.6%	—%	7.2%
Average FICO®	715	—	726
The unpaid principal balance, average APR, and remaining unaccreted net discount of the Company’s held for investment portfolio as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
	(Dollar amounts in thousands)
Retail installment contracts	$32,937,036	$30,776,038
Average APR	15.2%	16.1%
Discount	(0.15)%	0.3%

Receivables from dealers	$—	$12,668
Average APR	—%	4.0%

Leased vehicles	$17,259,468	$17,562,782

Finance leases	$26,150	$27,584

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

The Company generally does not acquire receivables from dealers at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate, and the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 9.8% to 16.2% as of December 31, 2020, and 5.1% to 11.0% as of December 31, 2019. The Company amortizes the discount, if applicable, on revolving personal loans straight-line over the estimated period over which the receivables are expected to be outstanding.

Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis. During the year ended December 31, 2020 and 2019, the Company purchased a pool of receivables from a third party lender for zero and $1.09 billion, respectively, of which the Company elected the fair value option for zero and $22 million, respectively, deemed to be non-performing since it was determined that not all contractually required payments would be collected.

In addition, during the year ended December 31, 2020, 2019 and 2018 the Company did recognize certain retail installment contracts with an unpaid principal balance of $76,878, $74,718 and $213,973, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of ACL. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For the Company’s existing purchased receivables portfolios - credit deteriorated, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and records monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Interest on Finance Receivables and Loans

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Income from retail installment contracts	$4,784,697	$4,683,083	$101,614	2%
Income from purchased receivables portfolios - credit deteriorated	2,721	4,007	(1,286)	(32)%
Income from receivables from dealers	78	240	(162)	(68)%
Income from personal loans	338,907	362,636	(23,729)	(7)%
Total interest on finance receivables and loans	$5,126,403	$5,049,966	$76,437	1.5%

Income from retail installment contracts increased $102 million or 2% from 2019 to 2020 primarily due to increase in average outstanding balance of company's portfolio and new originations.
Income from personal loans decreased $24 million or 7%, from 2019 to 2020 primarily due to 6% decrease in average outstanding balance of the Company's portfolio, respectively.
Leased Vehicle Income and Expense

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$2,950,641	$2,764,258	$186,383	7%
Leased vehicle expense	2,077,759	1,862,121	215,638	12%
Leased vehicle income, net	$872,882	$902,137	$(29,255)	(3)%

Leased vehicle income, net decreased $29 million or 3% in 2020 compared to 2019 due to an increase in depreciation on a larger lease portfolio and a decrease in liquidated units. Through the MPLFA, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$1,167,801	$1,356,245	$(188,444)	(14)%
Interest expense on derivatives	36,534	(24,441)	60,975	(249)%
Total interest expense	$1,204,335	$1,331,804	$(127,469)	(10)%
Total Interest expense decreased $127 million or 10% from 2019 to 2020, primarily due to a lower interest rate environment partially offset by the impact of declined forward curves on cash flow hedges.

Credit Loss Expense

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Credit loss expense	$2,364,459	$2,093,749	$270,710	13%
Credit loss expense increased $271 million or 13% from 2019 to 2020, primarily driven by the adoption of the CECL standard in 2020, which replaced the incurred loss impairment framework with one that reflects expected credit losses over the full expected life of financial assets. In addition, the Company added a significant amount of additional reserve to address credit risk associated with the COVID-19 outbreak and associated economic recession during the first and second quarter of 2020.
Profit Sharing

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$120,757	$52,731	$68,026	129%

Profit sharing expense consists of revenue sharing related to the MPLFA and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing expense increased from 2019 to 2020 primarily due to an increase in lease portfolio and average payments.

Other Income

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(400,590)	$(406,687)	$6,097	(1)%
Servicing fee income	74,241	91,334	(17,093)	(19)%
Fees, commissions, and other	343,905	364,119	(20,214)	(6)%
Total other income	$17,556	$48,766	$(31,210)	(64)%

Average serviced for others portfolio	$11,018,325	$9,443,908	$1,574,417	17%
Servicing fee income decreased $17 million from 2019 to 2020 due to the runoff of serviced portfolio with higher servicing fee rates replaced with new loans with lower servicing fee rates. The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. The serviced for others portfolio as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$9,912,043	$8,800,689
SBNA leases	—	177
Total serviced for related parties	$9,912,043	$8,800,866
CCAP securitizations	82,713	259,197
SCART securitizations	929,429	—
Other third parties	638,665	1,353,524
Total serviced for third parties	$1,650,807	$1,612,721
Total serviced for others portfolio	$11,562,850	$10,413,587

Fees, commissions, and other, primarily includes late fees, miscellaneous, and other income. This income decreased $20 million or (6)% from 2019 to 2020, due to lower originations from SBNA and decrease in wear and tear income of $10 million due to reserve recorded for anticipated customer refunds.

Total Operating Expenses

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$552,867	$510,743	$42,124	8%
Repossession expense	160,404	262,061	(101,657)	(39)%
Other operating costs	418,049	437,747	(19,698)	(4)%
Total operating expenses	$1,131,320	$1,210,551	$(79,231)	(7)%
Compensation expenses increased $42 million or 8% from 2019 to 2020, primarily due to an increase of 401 employees, and increase in claims reserve, incurred but not reported, due to higher prescription and medical claims related to additional employee count.
Repossession expense decreased $102 million or 39% from 2019 to 2020, primarily due to the lower volume of involuntary repossessions nationwide as a result of the COVID-19 outbreak.
Income Tax Expense

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$298,921	$359,898	$(60,977)	(17)%
Income before income taxes	1,209,832	1,354,268	(144,436)	(11)%
Effective tax rate	24.7%	26.6%

The effective tax rate decreased from 26.6% in 2019 to 24.7% in 2020, primarily due to higher increases in uncertain tax positions in the prior year and lower state return to provision true-ups in the current year.

Other Comprehensive Income (Loss)

	For the Year Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$(23,873)	$(60,208)	$36,335	(60)%

The change in unrealized gains (losses) for 2020 as compared to 2019, was primarily driven by a decrease in cash flow hedge portfolio related to mark-to-market valuation due to decreasing interest rates, as shown in Note 10 “Derivative Financial Instruments”.
Credit Quality
Loans and Other Finance Receivables
Allowance for Credit losses
Non-prime loans comprise 76% of the Company’s portfolio as of December 31, 2020. The Company records an ACL at a level considered adequate to cover current expected credit losses in the Company’s retail installment contracts and other loans and receivables held for investment, based upon a holistic assessment including both quantitative and qualitative considerations. Refer to Note 2 - "Finance Receivables" and Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying consolidated financial statements for the details on the Company’s held for investment portfolio of retail installment contracts as of December 31, 2020 and 2019.
Credit risk profile

A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines (represents number of approved credit accounts reported to credit reporting agencies), and length of credit history, each as determined at origination, as of December 31, 2020 and 2019 was as follows (dollar amounts in billions, totals may not foot due to rounding):

December 31, 2020
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$3.0	97%	$0.1	3%	$0.0	—%	$0.0	—%	$3.1	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	2%
<540	<36	0.0	—%	0.0	—%	0.1	50%	0.1	50%	0.2	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.3	90%	4.8	15%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	3%	9.0	93%	9.7	28%
600-639	<36	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.1	2%	5.0	94%	5.3	16%
>640	<36	1.0	59%	0.3	18%	0.2	12%	0.2	12%	1.7	5%
	36+	0.1	2%	0.1	2%	0.1	2%	5.5	95%	5.8	18%
Total (c)		$5.5	17%	$1.6	5%	$1.3	4%	$24.7	75%	$33.1	100%

December 31, 2019 (b)
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$2.8	97%	$0.1	3%	$0.0	—%	$0.0	—%	$2.9	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
<540	<36	0.1	25%	0.1	25%	0.1	25%	0.1	25%	0.4	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.4	90%	4.9	16%
540-599	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.2	2%	0.3	3%	0.3	3%	8.3	91%	9.1	30%
600-639	<36	0.3	43%	0.2	29%	0.1	14%	0.1	14%	0.7	2%
	36+	0.1	2%	0.1	2%	0.2	4%	4.7	92%	5.1	17%
>640	<36	0.5	45%	0.1	9%	0.1	9%	0.4	36%	1.1	4%
	36+	0.1	2%	0.1	2%	0.1	2%	4.7	94%	5.0	16%
Total		$4.8	16%	$1.6	5%	$1.3	4%	$23.0	75%	$30.8	100%
(a) Includes commercial loans
(b) The information as of December 31, 2019 includes balances based on UPB. Difference between amortized cost and UPB was not material.
(c)The amount of accrued interest excluded from the disclosed amortized cost as of December 31, 2020 is $416 million.
Delinquencies

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

In each case, the period of delinquency is based on the number of days payments are contractually past due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company’s delinquencies have been highest in the period from November through January due to consumers’ holiday spending. For the year ended December 31, 2020, delinquency rates have been positively impacted (lower) due to the historic volume of deferrals granted to borrowers impacted by COVID-19 and benefits of government stimulus.

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying consolidated financial statements for the details on the retail installment contracts held for investment that were placed on nonaccrual status, as of December 31, 2020 and 2019.
Credit Loss Experience

The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the year ended December 31, 2020 and 2019.

	For the Year Ended December 31,
	2020	2019
	(Dollar amounts in thousands)
Principal outstanding at period end	$32,937,036	$30,776,038
Average principal outstanding during the period	$31,519,595	$29,248,201
Number of receivables outstanding at period end	1,938,764	1,810,973
Average number of receivables outstanding during the period	1,904,749	1,814,454
Number of repossessions (a)	177,639	285,661
Number of repossessions as a percent of average number of receivables outstanding	9.3%	15.7%
Net losses	$1,395,703	$2,288,812
Net losses as a percent of average principal amount outstanding (b)	4.4%	7.8%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off. The Company temporarily suspended involuntary repossession activities nationwide during the onset of COVID-19 and restarted these activities during Q3 2020.
(b) Decrease is due to reduction in number of repossessions (refer to note (a) above), and increase in number of deferrals (explained in detail under "Deferrals and Troubled Debt Restructurings" below) as it relates to COVID-19.
There were no charge-offs on the Company’s receivables from dealers for the year ended December 31, 2020 and 2019. Net charge-offs on the finance lease receivables portfolio, totaled $3,913 and $769 for the year ended December 31, 2020 and 2019, respectively.
Deferrals and Troubled Debt Restructurings

In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to customers on its retail installment contracts, whereby the customer is allowed to defer a maximum of three payments per event to the end of the loan. Prior to March 2020, the Company’s policies and guidelines limited the frequency of each new deferral to one deferral every six months, regardless of the length of any prior deferral. Further, the maximum number of lifetime months extended for all automobile retail installment contracts was eight, while some marine and recreational vehicle contracts had a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limited the granting of deferrals on new accounts until a requisite number of months have passed since origination. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
However, in March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs to mitigate the adverse effects of COVID-19. These programs temporarily revised the practices noted above by 1) increasing the maximum number of months extended, 2) allowing more than one deferral every six months and 3) removing the requirement that a requisite number of months have passed since origination. The Company's predominant program offering is a two-month deferral of payments to the end of the loan term and waiver of late charges.

Since the implementation of the program in March 2020, we have experienced a sharp increase in requests for extensions related to COVID-19 and over 1 million loan extensions have been granted. As of December 31, 2020, approximately one third (or $11 billion in balances) of our customers have received a COVID-19 deferral. The following table provides a summary of loan balances with active payment deferrals as of the end of each reporting period:

	December 31, 2020		September 30, 2020		June 30, 2020
	(Dollar amounts in thousands)
	Loan balance of active deferrals (a)	% of portfolio	Loan balance of active deferrals (a)	% of portfolio	Loan balance of active deferrals (a)	% of portfolio
Retail installment contracts	$1,067,072	3.2%	$959,236	2.9%	$3,753,717	12.3%
(a) Excludes deferrals with payments due in December 31, 2020
Through December 31, 2020, over 697,000 unique accounts have received COVID-19 deferrals. Of these accounts, 79% have exited deferral status, 8% remain in active deferral, 8% have paid-off, and 5% have charged off. Of the loans that have exited deferral status, 80% are less than 30 days past due and 98% of these accounts have made at least one payment since their first COVID-19 extension.
The following is a summary of all deferrals (amortized cost) on the Company’s retail installment contracts held for investment as of the dates indicated:

	December 31, 2020		December 31, 2019 (a)
	(Dollar amounts in thousands)
Never deferred	$20,824,336	63.0%	$23,830,368	77.3%
Deferred once	5,245,471	15.8%	3,499,477	11.4%
Deferred twice	3,083,542	9.3%	1,463,503	4.8%
Deferred 3 - 4 times	2,842,870	8.6%	1,867,546	6.1%
Deferred greater than 4 times	1,104,369	3.3%	115,144	0.4%
Total (b)	$33,100,588		$30,776,038
(a) The information as of December 31, 2019 is based on UPB. Difference between amortized cost and UPB was not material.
(b) The amount of accrued interest excluded from the disclosed amortized cost as of December 31, 2020 is $416 million.

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

However, in March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and concludes that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. The Company applied this guidance to deferrals executed in response to COVID-19 and did not designate borrowers who were less than 30 days past due at the time of the COVID-19 extension program as TDR’s, even if they would have otherwise qualified. Upon exceeding six months of COVID-19 extensions, borrowers are designated as a TDR. This guidance (or exception) prevented approximately $3.5 billion in retail installment contract balances from being TDR designated as of December 31, 2020. Approximately 34% of all accounts that have received a COVID-19 deferral and are active as of December 31, 2020 are classified as TDR's.
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
The following is a summary of the amortized cost (including accrued interest) balance as of December 31, 2020 and 2019 of loans that have received these modifications and concessions;

	December 31, 2020	December 31, 2019 (a)
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (b)	$579,187	$1,168,358
Bankruptcy-related accounts	23,865	41,756
Extension of maturity date	69,613	35,238
Interest rate reduction	76,786	61,870
Max buy rate and fair lending (c)	7,459,761	6,069,509
Other (d)	391,424	240,553
Total modified loans	$8,600,636	$7,617,284
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

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to these accompanying consolidated financial statements for the details on the Company’s amortized cost (including accrued interest) in TDRs and a summary of delinquent TDRs, as of December 31, 2020 and 2019.

The following table shows the components of the changes in the amortized cost (including accrued interest) in retail installment contract TDRs for the year ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Balance — beginning of period	$3,828,892	$5,365,477
New TDRs	2,094,802	1,275,300
Charge-offs	(825,355)	(1,555,474)
Paydowns (a)	(1,117,844)	(1,256,801)
Others	31,285	390
Balance — end of period (b)	$4,011,780	$3,828,892
(a) Includes net discount accreted in interest income for the period.
(b) excluding collateral-dependent bankruptcy TDRs

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
During the year ended December 31, 2020, the Company completed on-balance sheet funding transactions totaling approximately $14.1 billion, including:
•private amortizing lease facilities for approximately $4.0 billion;

•securitizations on the Company’s SDART platform for approximately $5.7 billion;
•securitizations on the Company's DRIVE, deeper subprime platform, for approximately $2.0 billion;
•lease securitizations on our SRT platform for approximately $2.3 billion; and
•issuance of a retained bond on the Company's SRT platform for approximately $54.1 million

The Company also completed approximately $1.1 billion in asset sales to third parties.

Refer to Note 8 - "Debt" to the accompanying consolidated financial statements for the details on the Company’s total debt.
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

The Company has one credit facility with eight banks providing an aggregate commitment of $3.5 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Finance lease financing. As of December 31, 2020 there was an outstanding balance of approximately $0.4 billion on this facility in aggregate. The facility requires reduced Advance Rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

The Company has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support Core and CCAP Loan financing. As of December 31, 2020 there was an outstanding balance of approximately $3.6 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.
Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of December 31, 2020 there was an outstanding balance of $168 million under these repurchase agreements.

Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of December 31, 2020 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	300,000	300,000	300,000	300,000
Promissory Note	SHUSA	350,000	350,000	350,000	350,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	450,000	450,000	450,000	450,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	750,000	750,000	750,000	750,000
Promissory Note	SHUSA	1,000,000	1,000,000	1,000,000	1,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Line of Credit	SHUSA	—	500,000	140,669	—
Line of Credit	SHUSA	—	2,500,000	—	—
		$10,800,000	$13,800,000
SHUSA provides the Company with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. SHUSA also provides the Company with $6.8 billion of term promissory notes with maturities ranging from March 2021 to May 2025. Santander provides the Company with $4 billion of unsecured promissory notes with maturities ranging from June 2022 and September 2022.
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

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt in the Trusts, increasing overcollateralization until a targeted percentage has been reached. Once the targeted overcollateralization is reached it is maintained and excess cash flows generated by the Trusts are released to the holder of the residual (generally the Company) as distributions from the Trusts. The Company also receives monthly servicing fees as servicer for the Trusts. The Company’s securitizations may require an increase in credit enhancement levels if Cumulative Net Losses, as defined in the documents in certain ABS transactions, exceed a specified percentage of the pool balance. For outstanding securitizations, as of December 31, 2020, none have Cumulative Net Loss percentages above their respective limits.

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

Deficiency and Debt Forward Flow Agreement

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

The Company also continues to periodically execute securitizations under Rule 144A of the Securities Act. After retaining the required credit risk retention via a 5% vertical interest, the Company transfers all remaining notes and residual interests in these securitizations to third parties. The Company subsequently records these transactions as true sales of the retail installment contracts securitized, and removes the sold assets from the Company's consolidated balance sheet.
Cash Flow Comparison
The Company has historically produced positive net cash from operating activities. The Company’s investing activities primarily consist of originations, acquisitions, and collections from retail installment contracts. SC’s financing activities primarily consist of borrowing, repayments of debt, share repurchases, and payment of dividends.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollar amounts in thousands)
Net cash provided by operating activities	$4,012,489	$5,533,233	$6,244,869
Net cash used in investing activities	(4,767,646)	(9,272,431)	(10,415,788)
Net cash provided by financing activities	924,217	3,649,801	3,339,696

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $1.5 billion from the year ended December 31, 2019 to the year ended December 31, 2020, primarily due to $2.3 billion increase to receivables held for sale offset by $0.5 billion increase in proceeds on receivables held for sale and $0.2 billion increase in depreciation and amortization.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $4.5 billion from the year ended December 31, 2019 to the year ended December 31, 2020, primarily due to decrease of $2.5 billion in leased vehicles purchased (net) and $1.8 billion decrease in originations of finance receivables held for investment (net).
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $2.7 billion from the year ended December 31, 2019 to the year ended December 31, 2020, primarily due to increase in payments for notes payable of $2.4 billion, and 0.4 billion increase of shares repurchased primarily due to tender offer program, which expired on February 27, 2020.

Contingencies and Off-Balance Sheet Arrangements
For information regarding the Company’s contingencies and off-balance sheet arrangements, refer to Note 7 - "Variable Interest Entities" and Note 15 - "Commitments and Contingencies" in the accompanying consolidated financial statements.
Contractual Obligations
The Company leases its headquarters in Dallas, Texas, its servicing centers in Texas, Colorado, Arizona, and Puerto Rico, and operations facilities in California, Texas and Colorado under non-cancelable operating leases that expire at various dates through 2027. The Company also has various debt obligations entered into in the normal course of business as a source of funds.
The following table summarizes the Company’s contractual obligations as of December 31, 2020:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$13,343	$25,401	$25,466	$6,925	$71,135
Notes payable - credit facilities and related party	1,617,967	11,841,988	1,500,000	—	14,959,955
Notes payable - secured structured financings (a)	225,410	9,066,879	11,284,738	5,676,390	26,253,417
Contractual interest on debt	869,735	883,327	211,280	54,684	2,019,026
Total	$2,726,455	$21,817,595	$13,021,484	$5,737,999	$43,303,533
(a)Adjusted for unamortized costs of $76 million.
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

The Risk Committee is charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company’s risk profile. The Risk Committee meets no less often than quarterly and is chartered to assist the Board in promoting the best interests of the Company by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with regulatory guidance. Members of the Risk Committee are individuals whose experiences and qualifications provide broad and informed views on risk matters facing the Company and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance and other general business conditions. A comprehensive risk report is submitted by the CRO to the Risk Committee of the Board at least quarterly providing management’s view of the Company’s risk position.

In addition to the Board and the Risk Committee, the CEO and CRO delegate risk responsibility to management committees. These committees include the Asset Liability Committee (ALCO), the Enterprise Risk Management Committee (EMRC), and the Executive Risk Committee. The CRO is a member of each of these committees and chairs the ERMC.

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

The Company’s automated originations process is intended to reflect a disciplined approach to credit risk management. The Company’s robust historical data on both organically originated and acquired loans is used by Company to perform advanced loss forecasting. Each applicant is automatically assigned a risk score using information from Credit Bureau and credit application, placing the applicant in one of multiple pricing tiers. The Company continuously maintains and adjusts the pricing in each tier to reflect market and risk trends. In addition to the automated process, the Company maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. The Company generally tightens its underwriting requirements in times of greater economic uncertainty to compete in the market at loss and approval rates acceptable for meeting the Company’s targeted returns. The Company’s underwriting policy has also been adjusted to meet the requirements of the Company’s contracts such as the MPLFA. In both cases, the Company has accomplished this by adjusting risk-based pricing, the material components of which include interest rate, down payment, and loan-to-value.

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
The Company has policies in place designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables that are predominantly fixed rate and borrows with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate interest rate risk. As of December 31, 2020, the notional value of the Company’s interest rate swap agreements was $2.7 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap ("Back-to-Back"). As of December 31, 2020 the notional value of the Company’s interest rate cap agreements was $20.4 billion, under which, all notional was executed Back-to-Back.

The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of estimating an impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of December 31, 2020, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $26 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of December 31, 2020, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $73 million.
Collateral Risk
The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has currently elected not to purchase residual value insurance, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with FCA. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and FCA then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, FCA is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with FCA through the year ended December 31, 2020, approximately 90% of full term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employ a team of individuals experienced in forecasting residual values.
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
Liquidity Risk
The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:
•that the Company maintain at least eight external credit providers (as of December 31, 2020, it had thirteen);
•that the Company relies on Santander and affiliates for no more than 30% of its funding (as of December 31, 2020, Santander and affiliates provided 26% of its funding);
•that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of December 31, 2020, the highest single lender’s commitment was 16% (not including repo)); and
•that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of December 31, 2020, one of the Company’s warehouse facilities is scheduled to mature in the next six or twelve months).
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
Operational Risk
The Company is exposed to operational risk loss arising from failures in the execution of our business activities. These relate to failures arising from inadequate or failed processes, failures in its people or systems, or from external events. The Company’s operational risk management program is designed to identify, measure, manage and report operational risks with increased focus on Third Party Risk Management, Business Continuity Management, Information Risk Management, Fraud Risk Management, and Regulatory Compliance Risk Management. Key program elements include Internal and External Event Reviews, Loss Monitoring and Reporting, Scenario Analysis, Issue Management, Risk Reporting and Monitoring, and Risk Control Self-Assessment (RCSA).
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
Further information on risk factors can be found under Part I, Item 1A - “Risk Factors”.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Consumer USA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on financial instruments in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Credit Loss Allowance on Retail Installment Contracts Held for Investment – Significant adjustments to macroeconomic inputs and qualitative adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. As of December 31, 2020, the credit loss allowance was $6.1 billion on total retail installment contracts held for investment of $33.1 billion. Management estimates current expected credit losses based on prospective information as well as account level models based on historical data. Unemployment, Housing Price Index, and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for estimation of the likelihood that the borrower will default in the forecasted period. The used vehicle index is also used to estimate the loss in the event of default. Management utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of the current levels of delinquency and used vehicle prices. Management generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make a qualitative adjustment for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The scenarios are periodically updated over a reasonable and supportable time horizon with weightings assigned by management.

The principal considerations for our determination that performing procedures relating to significant adjustments to macroeconomic inputs and qualitative adjustments to the credit loss allowance on retail installment contracts held for investment is a critical audit matter are (i) the significant judgment by management in determining the credit loss allowance, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant adjustments to macroeconomic inputs and qualitative adjustments related to macroeconomic scenario weighting, current levels of delinquency and used vehicle prices; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s credit loss allowance on retail installment contracts held for investment estimation process, which included controls over the significant adjustments to macroeconomic inputs and qualitative adjustments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the estimate of expected credit losses, which included evaluating the appropriateness of the methodology and models, testing the data used in the estimate and evaluating the reasonableness of the significant adjustments to macroeconomic inputs and qualitative adjustments related to macroeconomic scenario weighting, current levels of delinquency and used vehicle prices.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 24, 2021
We have served as the Company’s auditor since 2016.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents - $32,490 and $41,785 held at affiliates, respectively	$109,053	$81,848
Finance receivables held for sale, net	1,567,527	1,007,105
Finance receivables held for investment, at amortized cost	33,114,638	30,810,488
Allowance for credit loss	(6,110,633)	(3,043,469)
Finance receivables held for investment, at amortized cost, net	27,004,005	27,767,019
Restricted cash - $27 and $27 held at affiliates, respectively	2,221,094	2,079,239
Accrued interest receivable	415,765	288,615
Leased vehicles, net	16,391,107	16,461,982
Furniture and equipment, net of accumulated depreciation of $104,452 and $85,347, respectively	62,032	59,873
Goodwill	74,056	74,056
Intangible assets, net of amortization of $63,488 and $52,665, respectively	70,128	42,772
Other assets - $14,451 and $30,841 held at affiliates, respectively	972,726	1,071,020
TOTAL ASSETS	$48,887,493	$48,933,529
LIABILITIES AND EQUITY
LIABILITIES
Borrowings and other debt obligations - $10,801,318 and $5,652,325 to/from affiliates, respectively	$41,138,674	$39,194,141
Deferred tax liabilities, net	1,263,796	1,468,222
Accounts payable and accrued expenses - $80,428 and $63,951 held at affiliates, respectively	531,369	563,277
Other liabilities - $463 and $24,730 held at affiliates, respectively	331,693	389,269
TOTAL LIABILITIES	43,265,532	41,614,909
Commitments and contingencies (Notes 8 and 15)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
363,159,613 and 362,798,115 shares issued and 306,091,978 and 339,201,748 shares outstanding, respectively	3,061	3,392
Additional paid-in capital	393,800	1,173,262
Accumulated other comprehensive income (loss), net of taxes	(50,566)	(26,693)
Retained earnings	5,275,666	6,168,659
TOTAL STOCKHOLDERS' EQUITY	5,621,961	7,318,620
TOTAL LIABILITIES AND EQUITY	$48,887,493	$48,933,529

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Interest on finance receivables and loans	$5,126,403	$5,049,966	$4,842,564
Leased vehicle income	2,950,641	2,764,258	2,257,719
Other finance and interest income	13,862	42,234	33,235
Total finance and other interest income	8,090,906	7,856,458	7,133,518
Interest expense — Including $310,550, $210,098 and 166,952 to affiliates, respectively	1,204,335	1,331,804	1,111,760
Leased vehicle expense	2,077,759	1,862,121	1,535,756
Net finance and other interest income	4,808,812	4,662,533	4,486,002
Credit loss expense	2,364,459	2,093,749	2,205,585
Net finance and other interest income after credit loss expense	2,444,353	2,568,784	2,280,417
Profit sharing	120,757	52,731	33,137
Net finance and other interest income after credit loss expense and profit sharing	2,323,596	2,516,053	2,247,280
Investment losses, net — Including $2, $1,139 and $(20,736) from affiliates, respectively	(400,590)	(406,687)	(401,638)
Servicing fee income — Including $40,689, $57,630 and $46,832 from affiliates, respectively	74,241	91,334	106,840
Fees, commissions, and other — Including $12,704, $25,343 and $14,213 from affiliates, respectively	343,905	364,119	333,458
Total other income	17,556	48,766	38,660
Compensation and benefits	552,867	510,743	482,800
Repossession expense	160,404	262,061	264,777
Other expenses — Including $9,720, $9,363 and $12,926 to affiliates, respectively	418,049	437,747	346,095
Total operating expenses	1,131,320	1,210,551	1,093,672
Income (loss) before income taxes	1,209,832	1,354,268	1,192,268
Income tax expense	298,921	359,898	276,342
Net income (loss)	$910,911	$994,370	$915,926

Net income (loss)	$910,911	$994,370	$915,926
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges, net of tax of $(8,251), $(19,581) and $(6,427), respectively	(25,056)	(60,970)	(16,896)
Unrealized gains (losses) on available-for-sale and held-to-maturity debt securities net of tax of $385, $245 and $0, respectively	1,183	762	—
Comprehensive income (loss)	$887,038	$934,162	$899,030
Net income per common share (basic)	$2.87	$2.87	$2.55
Net income per common share (diluted)	$2.87	$2.86	$2.54
Dividend declared per common share	$0.66	$0.84	$0.50
Weighted average common shares (basic)	317,456,292	346,992,162	359,861,764
Weighted average common shares (diluted)	317,689,203	347,507,507	360,672,417

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2018	360,527	$3,605	$1,681,558	$44,262	$4,736,277	$6,465,702
Cumulative-effect adjustment upon adoption of ASU 2018-02	—	—	—	6,149	(6,149)	—
Stock issued in connection with employee incentive compensation plans	1,250	13	5,942	—	—	5,955
Stock repurchase/Treasury stock	(9,474)	(95)	(182,465)	—	—	(182,560)
Stock based compensation expense	—	—	7,656	—	—	7,656
Dividends-Common stock ($0.50 per share)	—	—	—	—	(180,306)	(180,306)
Tax sharing with affiliate	—	—	2,881	—	—	2,881
Net income	—	—	—	—	915,926	915,926
Other comprehensive income (loss), net of taxes	—	—	—	(16,896)	—	(16,896)
Balance — December 31, 2018	352,303	$3,523	$1,515,572	$33,515	$5,465,748	$7,018,358
Stock issued in connection with employee incentive compensation plans	769	8	1,322	—	—	1,330
Stock repurchase/Treasury stock	(13,870)	(139)	(337,828)	—	—	(337,967)
Stock based compensation expense	—	—	8,577	—	—	8,577
Dividends-Common stock ($0.84 per share)	—	—	—	—	(291,459)	(291,459)
Tax sharing with affiliate	—	—	(14,381)	—	—	(14,381)
Available-for-sale securities, net of taxes	—	—	—	762	—	762
Net income	—	—	—	—	994,370	994,370
Other comprehensive income (loss), net of taxes	—	—	—	(60,970)	—	(60,970)
Balance — December 31, 2019	339,202	$3,392	$1,173,262	$(26,693)	$6,168,659	$7,318,620
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(1,590,885)	(1,590,885)
Tax impact of adoption of ASU 2019-12	—	—	—	—	(382)	(382)
Stock issued in connection with employee incentive compensation plans	361	4	(1,602)	—	—	(1,598)
Stock based compensation expense	—	—	7,147	—	—	7,147
Stock repurchase/Treasury stock	(33,471)	(335)	(776,607)	—	—	(776,942)
Dividends-Common stock ($0.66 per share)	—	—	—	—	(212,637)	(212,637)
Tax sharing with affiliate	—	—	(8,400)	—	—	(8,400)
Available-for-sale securities, net of taxes	—	—	—	1,183	—	1,183
Net income	—	—	—	—	910,911	910,911
Other comprehensive income (loss), net of taxes	—	—	—	(25,056)	—	(25,056)
Balance — December 31, 2020	306,092	$3,061	$393,800	$(50,566)	$5,275,666	$5,621,961

See notes to audited consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$910,911	$994,370	$915,926
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	9,884	12,899	(6,298)
Credit loss expense	2,364,459	2,093,749	2,205,585
Depreciation and amortization	2,209,000	1,988,552	1,668,467
Accretion of discount	(12,701)	(70,046)	(158,477)
Originations and purchases of receivables held for sale	(2,318,627)	—	(1,852,628)
Proceeds from sales of and collections on receivables held for sale	656,979	127,984	3,143,462
Change in revolving personal loans, net	(282,371)	(360,923)	(371,716)
Investment losses, net	400,590	406,687	401,638
Stock-based compensation	7,147	8,577	7,656
Deferred tax expense/(benefit)	309,058	324,166	267,486
Changes in assets and liabilities:
Accrued interest receivable	(142,413)	(1,210)	23,053
Accounts receivable	3,607	(1,886)	10,094
Federal income tax and other taxes	(19,882)	(3,004)	(4,078)
Other assets	(26,070)	(2,490)	(42,683)
Accrued interest payable	(16,994)	(3,184)	9,927
Other liabilities	(40,088)	18,992	27,455
Net cash provided by operating activities	4,012,489	5,533,233	6,244,869
Cash flows from investing activities:
Originations and purchases of portfolios, and disbursements on finance receivables held for investment	(16,051,790)	(17,115,810)	(15,707,694)
Collections on finance receivables held for investment	12,668,183	12,312,080	10,683,915
Proceeds from sales of finance receivables held for sale, originated as held for investment	749,030	—	—
Leased vehicles purchased	(6,860,838)	(8,573,425)	(9,819,357)
Manufacturer incentives received	423,108	801,966	1,111,421
Proceeds from sale of leased vehicles	4,264,085	3,426,687	3,327,649
Change in revolving personal loans, net	56,503	31,163	14,590
Purchases of available-for-sale securities	—	(85,098)	—
Proceeds from repayments and maturities of available-for-sale securities	—	6,000	—
Proceeds from repayments and maturities of held-to-maturity securities	7,363	—	—
Purchases of furniture and equipment	(23,292)	(16,358)	(10,394)
Sales of furniture and equipment	2	364	86
Upfront fee paid to FCA	—	(60,000)	—
Other investing activities	—	—	(16,004)
Net cash used in investing activities	(4,767,646)	(9,272,431)	(10,415,788)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs - $13,510,000, $8,725,000 and $500,000 from affiliates, respectively	47,892,922	46,381,994	45,538,130
Payments on borrowings and other debt obligations - $(8,360,000), $(6,575,000) and $0 to affiliates, respectively	(45,979,862)	(42,107,268)	(41,845,857)
Proceeds from stock option exercises, gross	736	4,501	10,289
Shares repurchased	(776,942)	(337,967)	(182,560)
Dividends paid	(212,637)	(291,459)	(180,306)
Net cash provided by (used in) financing activities	924,217	3,649,801	3,339,696

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net increase (decrease) in cash and cash equivalents and restricted cash	169,060	(89,397)	(831,223)
Cash and cash equivalents and restricted cash— Beginning of year	2,161,087	2,250,484	3,081,707
Cash and cash equivalents and restricted cash— End of year	$2,330,147	$2,161,087	$2,250,484
Supplemental cash flow information:
Cash and cash equivalents	109,053	81,848	148,436
Restricted cash	2,221,094	2,079,239	2,102,048
Total cash, cash equivalents and restricted cash	$2,330,147	$2,161,087	$2,250,484

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

Since May 2013, under the MPLFA with FCA, the Company has operated as FCA’s preferred provider for consumer loans, leases and dealer loans and provides services to FCA customers and dealers under the CCAP brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. In June 2019, the Company entered into an Amendment to the MPLFA with FCA, which modified the MPLFA to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The Amendment also terminated the previously disclosed tolling agreement between the Company and FCA.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it provides other consumer finance products.
As of December 31, 2020, the Company was owned approximately 80.2% by SHUSA, a subsidiary of Santander, and approximately 19.8% by other shareholders.
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
The Company has elected the fair value option for certain non-performing loans acquired through the exercise of a clean-up call. Accordingly, changes in the fair value of these finance receivables, which are based upon fair value estimates (Note 11), are reported in investment gains (losses), net, in the consolidated statements of income and comprehensive income.
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
The amortization of discounts, subvention payments from manufacturers, and other origination costs on retail installment contracts held for investment are recognized as adjustments to the yield of the related contract using the effective interest method. The Company estimates future principal prepayments specific to pools of homogenous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 9.8% to 16.2% as of December 31, 2020, and 5.1% to 11.0% as of December 31, 2019.
Purchased Receivables Portfolios
Receivables, that at acquisition the Company deems to have more than insignificant deterioration in credit quality since origination, are considered Purchased Credit Deteriorated or PCD loans. PCD loans require the recognition of an ACL at purchase. The ACL is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The ACL is calculated using the same methodology as originated loans, as described below. Alternatively, the Company can elect the fair value option at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under the FVO.

Receivable portfolios purchased from other lenders are considered non-credit deteriorated loans if they have not experienced more than insignificant declines in credit quality since origination. Accordingly, these loans will be accounted for in accordance with ASC 310-20. Under ASC 310-20, the difference between the loan’s principal balance, at the time of purchase, and the fair value is recognized as an adjustment of yield over the life of the loan. All other policies related to interest income, calculation of allowance for credit losses, and recognizing TDRs would be similar to retail installment contracts acquired individually and originated by the Company.

In 2019, the accounting for purchased loans that the Company considered to be credit impaired at the time of the purchase complied with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans that were not credit impaired at the time of purchase were accounted for in accordance with ASC 310-20, in a manner similar to originated loans as described above.

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
Finance Receivables Held for Sale, Net
Finance receivables, which may include any of the receivables described above, that the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, including those previously designated as held for investment and subsequently identified for sale, are classified as held for sale, at origination or at the time a decision to sell is made. Finance receivables designated as held for sale are carried at the lower of cost or market, as determined on an aggregate basis. Cost, or recorded investment, includes deferred net origination fees and costs, premium or discounts, accrued interest, manufacturer subvention (if any) and any direct write-down of the investment. When loans are transferred from held for investment, the Company records charge-offs as per its charge-off policy. Any excess allowance is reversed through provision expense. Subsequent to the initial measurement of retail installment contracts and personal loans held for sale, market declines in the recorded investment, whether due to credit or market risk, are recorded through investment gains (losses), net of lower of cost or market adjustments.
Credit Loss Expense and Allowance for Credit losses
General
Credit loss expenses are charged to operations in amounts sufficient to maintain the ACL at levels considered adequate to cover expected credit losses in the Company’s retail installment contracts. The allowance for expected credit losses on retail installment contracts is measured based on a current expected loss framework, which means that it is not necessary for a loss event to occur before a credit loss is recognized. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Management's evaluation takes into consideration the risks in the portfolio, past loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The Company measures expected losses of all components on an amortized cost basis. For all loans except TDRs, the
Company has elected to exclude accrued interest receivable balances from the measurement of expected credit losses because it applies a nonaccrual policy that results in the timely write-off of uncollectible accrued interest. For loans on nonaccrual status, interest income is recognized on a cash basis, and the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due.

Methodology
The Company uses several methodologies for the measurement of ACL. The ACL is made up of a quantitative and a qualitative component. To determine the quantitative component, the Company generally uses a DCF approach for determining ACL for TDRs and other individually assessed loans, and a non-DCF approach for other loans. Expected credit losses are estimated on an individual basis only if the individual asset or exposure does not share similar risk attributes with other financial assets or exposures, including when an asset is treated as a collateral dependent asset. The Company considers loans to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral.

The ACL estimate includes significant assumptions including the reasonable and supportable economic forecast period, which considers the availability of forward-looking scenarios and their respective time horizons, as well as the reversion method to historical losses. The economic scenarios used by the Company are available up to the contractual maturities of the assets, and therefore the Company can project losses through the respective contractual maturities, using an input reversion approach. This method results in a single, quantitatively consistent credit model across the entire projection period as the macroeconomic effects in the historical data are controlled for the estimate of the long run loss level.

Models
The Company uses a statistical methodology based on an ECL approach that focuses on forecasting the ECL components (i.e., probability of default, payoff, loss given default and exposure at default) on a loan level basis to estimate the expected future life time losses. The individual loan balances used in the models are measured on an amortized cost basis.

• In calculating the probability of default and payoff, the Company developed model forecasts, which consider variables such as delinquency status, loan tenor and other credit quality indicators.
• The loss given default component forecasts the extent of losses given that a default has occurred and considers variables such as collateral, loan-to-value and other credit quality indicators.
• The exposure at default component captures the effects of expected partial prepayments and underpayments that are expected to occur during the forecast period and considers variables such as loan-to-value, collateral and other credit quality indicators.
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

Negative allowance
Negative allowance is defined as the amount of future recovery expected for accounts that have already been charged off. The Company performs an analysis of the actual historical recovery values to determine the pattern of recovery and expected rate of recovery over a given historic period, and uses the results of this analysis to determine negative allowance. Negative allowance reduces the ACL.
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

Changes in the assumptions used in these estimates could have a direct material impact on the credit loss expense in the Consolidated Statements of Operations and in the allowance for credit losses. The loan portfolio represents the largest asset on the Consolidated Balance Sheets. The Company’s models incorporate a variety of assumptions based on historical experience, current conditions and forecasts. Management also applies its judgement in evaluating the appropriateness of the allowance. Material changes to the ACL might be necessary if prevailing conditions differ materially from the assumptions and estimates utilized in calculating the ACL.

Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses. Similar to the CECL methodology, we considered whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses.
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
The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values, indicates that an impairment may exist. These circumstances could include, for example, shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular vehicle brand or model). Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2020, 2019, or 2018.
Finance Lease Receivables, net (SC as Lessor)
Leases that meet the definition of direct finance leases are referred to as finance leases in this 10-K. Minimum lease payments plus the estimated residual value of the leased vehicle are recorded as the gross investment. The difference between the gross investment and the cost of the leased vehicle is recorded as unearned income. Direct financing leases are reported at the aggregate of gross investments, net of unearned income and allowance for lease losses. Income for direct financing leases is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.
Fees, commissions, and other
Fees, commissions, and other primarily include late fees, miscellaneous, and other income, and are generally recorded when the collectability of the related receivables is reasonably certain.
Repossessed Vehicles and Repossession Expense
Repossessed vehicles represent vehicles the Company has repossessed due to the borrowers’ default on the payment terms of the retail installment contracts, loans or leases. The Company generally begins repossession activity once a customer has reached 60 days past due. The customer has an opportunity to redeem the repossessed vehicle by paying all outstanding balances, including finance charges and fees. Any vehicles not redeemed are sold at auction. The Company records the vehicles currently in its inventory at the lower of cost or estimated fair value, net of estimated costs to sell (See Notes 6 and 11).
Repossession expense includes the costs to repossess and sell vehicles obtained due to borrower default. These costs include transportation, storage, key replacement, condition reports, legal fees, the fees paid to repossession agents and auction fees.

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
Furniture and Equipment
Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization on furniture and equipment for the years ended December 31, 2020, 2019 and 2018 totaled $20,315, $17,050, and $18,785, respectively. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to operations as incurred.
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
Investment Securities
Investments in debt securities are classified as either AFS, HTM, or trading. Management determines the appropriate classification at the time of purchase.

The Company classifies any of its debt securities at acquisition as Trading if there is intent to sell the investments primarily in the near term. Investments classified as Trading are to be measured at fair value and unrealized gains or losses will be recognized in earnings.

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, charge offs, amortization of premium and accretion of discount. Interest income is recorded on the accrual basis adjusted for the amortization of premium and the accretion of discount. Impairment of HTM securities is recorded using a valuation reserve which represents management’s best estimate of expected credit losses during the lives of the securities. Securities for which management has an expectation that nonpayment of the amortized costs basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in AOCI and in the carrying value of the HTM securities. Such amounts are amortized over the remaining lives of the securities. Any allowance for credit losses recorded while the security was classified as AFS is reversed through provision expense. Thereafter, the allowance is recorded through provision using the HTM valuation reserve.

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

Prior to the adoption of CECL, credit losses on HTM and AFS securities were recorded as direct write downs of the investment in the asset and in noninterest income.
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
The Company uses the hypothetical derivative method to assess hedge effectiveness of cash flow hedges on a prospective and retrospective basis. At December 31, 2020, all of the Company’s interest rate swap agreements designated as cash flow hedges are deemed to be effective hedges for accounting purposes.
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

Recently Adopted Accounting Standards
Since January 1, 2020, the Company adopted the following FASB ASUs:
•Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.
This guidance significantly changed how entities measure credit losses for most financial assets. The amendment introduced a new credit reserving framework known as "Current Expected Credit Loss" (“CECL”), which replaced the incurred loss impairment framework with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changed the accounting framework for purchased credit deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it is under the prior OTTI framework. The Company adopted the new guidance on January 1, 2020, on a modified retrospective basis, which resulted in an increase in the ACL of approximately $2.1 billion, a decrease to opening retained earnings of approximately $1.6 billion and a decrease in deferred tax liabilities, net of approximately $0.5 billion, at January 1, 2020. The increase was based on forecasts of expected future economic conditions and was primarily driven by the fact that the allowance covers expected credit losses over the expected lives of the loan portfolios. The standard did not have a material impact on the Company's other financial instruments.
•In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the
Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients to reduce the costs and complexity associated with the high volume of contractual modifications expected in the transition away from LIBOR as the benchmark rate in contracts and hedges. These optional expedients allow entities to negate many of the accounting impacts of modifying contracts and hedging relationships necessitated by reference rate reform, allowing them to generally maintain the accounting as if a change had not occurred. The Company adopted this standard during the three months ended March 31, 2020, and elected the practical expedients relative to the Company’s contracts and hedging relationships modified as a result of reference rate reform through December 31, 2022. Topic 848 was amended by ASU 2021-01 in January 2021. The application of these practical expedients did not have a material impact on the Company’s business, financial position, results of operations, or disclosures.

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
Recently Issued Accounting Standards Not Yet Adopted

•There are no recently issued GAAP accounting developments that we expect will have a material impact on the Company's business, financial position, results of operations, or disclosures upon adoption.

2.    Finance Receivables
Held for Investment
Finance receivables held for investment, net is comprised of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Retail installment contracts, net (a)	$26,975,368	$27,719,221
Purchased receivables - credit deteriorated	6,197	12,177
Receivables from dealers	—	12,536
Finance lease receivables (Note 4)	22,440	23,085
Finance receivables held for investment, net	$27,004,005	$27,767,019
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net.
As of December 31, 2020 and 2019, $5,614 and $22,353 of loans were recorded at fair value, respectively (Note 11).
The Company’s held for investment portfolio of retail installment contracts is comprised of the following at December 31, 2020 and 2019:

	December 31, 2020
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$28,977,299	$3,945,040
ACL	(4,792,464)	(1,314,170)
Discount (net of subvention and participation)	66,373	(8,389)
Capitalized origination costs and fees	97,638	4,041
Net carrying balance	$24,348,846	$2,626,522
ACL as a percentage of unpaid principal balance	16.5%	33.3%
ACL and discount as a percentage of unpaid principal balance	16.3%	33.5%

	December 31, 2019
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$26,895,551	$3,859,040
Credit loss allowance - specific	—	(914,718)
Credit loss allowance - collective	(2,123,878)	—
Discount (net of subvention and participation)	(67,484)	(17,167)
Capitalized origination costs and fees	84,961	2,916
Net carrying balance	$24,789,150	$2,930,071
Allowance as a percentage of unpaid principal balance	7.9%	23.7%
Allowance and discount as a percentage of unpaid principal balance	8.1%	24.1%

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 8). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $864,680 and $741,592 of the unpaid principal balance represented fleet contracts with commercial borrowers as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020 and 2019, the Company originated (including through the SBNA originations program) $14,150,514 and $12,762,677, respectively, in CCAP loans which represented 60% and 56%, respectively, of the total retail installment contract originations (including the SBNA originations program).
As of December 31, 2020, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (11%), California (8%), Georgia (5%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

During the year ended December 31, 2020, the company did not purchase finance receivables from third party lenders. During the year ended December 31, 2019, and 2018, the company purchased financial receivables from third party lenders for $1.1 billion and $67,249, and the unpaid principal balance of these loans as of the acquisition date was $1.1 billion, and $74,086, respectively.

During the year ended December 31, 2020, 2019 and 2018, the Company recognized certain retail installment contracts with an unpaid principal balance of $76,878, $74,718 and $213,973, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 7). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 11).
Receivable from Dealers
As of December 31, 2020, there are no receivables from dealers.
Held for Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Retail installment contracts acquired individually	$674,048	$—
Personal loans	893,479	1,007,105
Sales of retail installment contracts to third parties and proceeds from sales of charged-off assets for the year ended December 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Sales of retail installment contracts to third parties	$1,148,587	$—	$—
Sales of retail installment contracts to affiliates	—	—	2,905,922
Proceeds from sales of charged-off assets to third parties	42,403	55,220	55,902

3.    Allowance for Credit Loss and Credit Quality
Allowance for Credit Loss
During the first quarter of 2020, the Company changed the model used for estimating the ACL on retail installment contracts from an incurred loss model to a current expected credit loss model, as a result of the Company's adoption of the CECL standard on January 1, 2020.

The Company maintains an ACL on the retail installment contracts held for investment, excluding those loans measured at fair value in accordance with applicable accounting standards. The Company maintains an expected ACL for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of December 31, 2020, there is no ACL on receivables from dealers as the portfolio has a zero balance. As of December 31, 2019, the ACL for receivables from dealers is comprised entirely of general allowance as none of these receivables have been determined to be individually impaired. The Company estimates losses on the finance lease receivable portfolio based on delinquency status, loss experience to date, future expectation of losses as well as various economic factors.
Retail installment contracts
The activity in the ACL for the retail installment contracts for the year ended December 31, 2020, 2019 and 2018 was as follows:

	For the Year Ended December 31,
	2020		2019 (b)		2018 (b)
	Non-TDR	TDR	Non-TDR	TDR	Non-TDR	TDR

Balance — beginning of period	$2,123,878	$914,718	$1,819,360	$1,416,743	$1,540,315	$1,804,132
Day 1 - Adjustment to allowance for adoption of CECL standard	2,030,473	71,833	—	—	—	—
Credit loss expense	1,624,088	737,347	1,774,000	317,305	1,433,977	772,448
Charge-offs (a)	(2,573,212)	(825,355)	(3,636,924)	(1,559,318)	(2,850,361)	(2,029,325)
Recoveries	1,587,237	415,627	2,167,442	739,988	1,695,429	869,488
Balance — end of period	$4,792,464	$1,314,170	$2,123,878	$914,718	$1,819,360	$1,416,743
(a) Charge-offs for retail installment contracts includes partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional ACL on these loans.
(b) The company generally uses a discounted cash flow approach for measuring the ACL for TDRs. However, in prior years the models estimated incurred losses, in accordance with the Company’s accounting policies. In 2020, our models reflect relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of TDRs.
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

The Company estimates current expected credit losses based on prospective information as well as account level models based on historical data. Unemployment, HPI, and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the probability of default). The used vehicle index is also used to estimate the loss in the event of default. The historic volume of loan deferrals provided to customers impacted by COVID-19 has driven positive trends in delinquencies and severity in previous quarters, however, the inclusion of key loan characteristics as inputs to the models (including number of extensions) and management’s evaluation of qualitative factors ensure the allowance is appropriate.

The Company has determined the reasonable and supportable period to be three years at which time economic forecasts generally tend to revert to historical averages. The Company utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of the current levels of delinquency and used vehicle prices.

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make a qualitative adjustment for macroeconomic uncertainty, and considers adjustments to macroeconomic inputs and outputs based on market volatility. The scenarios used are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through established committee governance.

The Company’s ACL increased $3.1 billion for the year ended December 31, 2020. The primary drivers for increase were a $2.1 billion increase at CECL adoption on January 1, 2020, driven mainly by the transition from an incurred loss reserve model to CECL, which includes an estimate of credit losses expected over the remaining estimated loan term, and additional reserves specific to COVID-19 risk.

Other portfolios

The ACL for the period end and its activity for Dealer Loans, Finance Lease receivable portfolio and Purchased receivable portfolio-credit deteriorated, for the year ended December 31, 2020 and 2019, is insignificant.

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

A summary of delinquencies as of December 31, 2020, and 2019 is as follows:

	December 31, 2020
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit deteriorated	Total	Percent
Amortized cost, 30-59 days past due	$1,971,766	$687	$1,972,453	6.0%
Amortized cost over 59 days	1,038,869	441	1,039,310	3.1%
Total delinquent balance at amortized cost (a)	$3,010,635	$1,128	$3,011,763	9.1%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $73,794.

	December 31, 2019
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit impaired	Total	Percent
Principal, 30-59 days past due	$2,972,495	$1,930	$2,974,425	9.7%
Delinquent principal over 59 days	1,578,452	1,596	1,580,048	5.1%
Total delinquent principal (a)	$4,550,947	$3,526	$4,554,473	14.8%
(a) The table includes balances based on UPB. Difference between amortized cost and UPB was not material.

As of December 31, 2020 and 2019, there were no receivables from dealers that were 30 days or more delinquent. The accrual of interest on revolving personal loans continues until the loan is charged off. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $78,880 and $128,872 as of December 31, 2020 and 2019, respectively.

Non-Accrual Loans for Retail Installment Contracts

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss for retail installment contracts is as follows:

	December 31, 2020
	Non-accrual loans	Non-accrual loans with no allowance (a)	Interest income recognized on nonaccrual loans (YTD)	Non-accrual loans as a percent of total amortized cost
Non-TDR	$748,026	$145,287	$72,926	2.3%
TDR	385,021	46,498	35,620	1.2%
Total non-accrual loans	$1,133,047	$191,785	$108,546	3.5%
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

Delinquent balances and nonaccrual balances are lower as of December 31, 2020 primarily due to a significant increase in deferrals granted to borrowers impacted by COVID-19.

Credit Quality Indicators
FICO® Distribution (determined at origination) — Amortized Cost Basis (in millions) by Origination Year for Retail Installment Contacts

								Total
December 31, 2020	2020	2019	2018	2017	2016	2015	Prior	Amount	%
No-FICO®s	1,760	1,151	530	501	247	128	26	4,343	13.1%
<540	1,789	1,370	913	454	263	186	90	5,065	15.3%
540-599	4,269	3,005	1,736	673	423	264	96	10,466	31.7%
600-639	2,759	1,838	990	335	230	126	47	6,325	19.1%
>640	4,040	1,411	810	265	200	124	33	6,883	20.8%
Total (a)	$14,617	$8,775	$4,979	$2,228	$1,363	$828	$292	$33,082	100.0%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $416 million.

FICO® Band	December 31, 2019 (a)
No-FICO®s	12.4%
<540	16.9%
540-599	31.9%
600-639	19.0%
>640	19.8%

(a) Percentages are based on UPB. Difference between amortized cost and UPB was not material.

Commercial Lending

As of December 31, 2020 there are no receivables from dealers. As of December 31, 2019, all receivables from dealers were classified as good credit quality based on the current net worth and paying capacity of the borrower and the value of the collateral.
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. The purchased receivables portfolio - credit deteriorated, operating and finance leases, and loans held for sale, including personal loans, are excluded from the scope of the applicable guidance. The Company’s TDR balance as of December 31, 2020 and 2019 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of December 31, 2020 and 2019, there were no receivables from dealers classified as a TDR.
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
The table below presents the Company’s amortized cost of TDRs as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	Retail Installment Contracts (a)
Amortized Cost (including accrued interest) (b)	$4,011,780	$3,828,892
Impairment	(1,314,170)	(914,718)
Amortized cost including accrued interest, net of impairment	$2,697,610	$2,914,174
(a) The December 31, 2019 balances were based on unpaid principal balance. Difference between amortized cost and UPB was not material.
(b) As of December 31, 2020, these balances excludes $67.9 million of collateral-dependent bankruptcy TDRs that have been written down by $21.4 million to fair value less cost to sell. As of December 31, 2019, this balance excludes $94.9 million of collateral-dependent bankruptcy TDRs that have been written down by $36.4 million to fair value less cost to sell.
A summary of the amortized cost of the Company’s delinquent TDRs at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
	Retail Installment Contracts (a)
30-59 days past due	$637,560	$927,952
Delinquent balance over 59 days	344,776	521,709
Total delinquent TDRs	$982,336	$1,449,661
(a) The December 31, 2019 balances were based on unpaid principal balance. Difference between amortized cost and UPB was not material.

The decrease in total delinquent TDRs is primarily due to the significant increase in deferrals granted to borrowers impacted by COVID-19. The additional risk of these deferrals is captured in the ACL for retail installment contracts for the year ended December 31, 2020.

Average amortized cost and interest income recognized on TDR loans are as follows:

	For the Year Ended December 31,
	2020	2019	2018
	Retail Installment Contracts
Average amortized cost (including accrued interest)	$3,866,687	$4,609,775	$5,970,789
Interest income recognized	620,028	795,780	1,035,783
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the year ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
	Retail Installment Contracts
Amortized cost (including accrued interest) before TDR	$2,065,746	$1,276,326	$2,226,775
Amortized cost (including accrued interest) after TDR (a)	2,087,671	1,280,025	2,236,262
Number of contracts (not in thousands)	101,133	74,545	132,633
(a) excluding collateral-dependent bankruptcy TDRs
A TDR is considered to be in default at charge off. For retail installment contracts, charge-off is at the earlier of the date of repossession or 120 days past due and, for revolving personal loans, is generally the month in which the receivable becomes 180 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the year ended December 31, 2020, 2019 and 2018 are summarized in the following table:

	For the Year Ended December 31,
	2020	2019	2018
	Retail Installment Contracts
Amortized cost (including accrued interest) in TDRs that subsequently defaulted (a)	$288,439	$376,151	$682,348
Number of contracts (not in thousands)	15,942	22,694	40,149
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
Lease extensions granted by the Company to customers impacted by COVID-19 are not treated as modifications. Income continues to accrue during the extension period and remaining lease payments are recorded on a straight-line basis over the modified lease term.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the MPLFA, consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Leased vehicles	$22,056,063	$21,722,726
Less: accumulated depreciation	(4,796,595)	(4,159,944)
Depreciated net capitalized cost	17,259,468	17,562,782
Manufacturer subvention payments, net of accretion	(934,381)	(1,177,342)
Origination fees and other costs	66,020	76,542
Net book value	$16,391,107	$16,461,982

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of December 31, 2020:

2021	$2,508,705
2022	1,466,519
2023	641,987
2024	45,399
Thereafter	—
Total	$4,662,610

Finance Leases

Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Gross investment in finance leases	$34,461	$34,443
Origination fees and other	289	241
Less: unearned income	(8,311)	(6,859)
Net investment in finance leases before allowance	26,439	27,825
Less: allowance for lease losses (a)	(3,999)	(4,740)
Net investment in finance leases	$22,440	$23,085
(a) The impact of day 1 - Adjustment to allowance for adoption of CECL standard was insignificant.

The following summarizes the maturity analysis of lease payments due to the Company, as lessor, under finance leases as of December 31, 2020:

2021	$10,538
2022	9,107
2023	7,417
2024	5,058
Thereafter	2,341
Total	$34,461

5. Goodwill and Intangibles

The Company has identified one operating segment which is also the reporting unit, Consumer Finance. Management tests goodwill for impairment annually and in the interim, if an event or circumstance occurs that would “more likely than not” reduce the fair value of the reporting unit to an amount below its carrying value. The Company determines if impairment exists by estimating the fair value of the Consumer Finance reporting unit using the market capitalization method at the measurement date and comparing it to the carrying value. If the fair value is greater than the carrying value, then no goodwill impairment has occurred. The Company completed its test of goodwill for impairment as of October 1, 2020 and concluded that goodwill was not impaired. The carrying amount of goodwill for the years ended December 31, 2020 and 2019, was unchanged at $74,056. For each of the years ended December 31, 2020, 2019 and 2018, goodwill amortization of $5,463, was deductible for tax purposes.

The components of intangible assets at December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(12,400)	$—
Software and technology	3 - 7 years	100,869	(43,041)	57,828
Trademarks	3 - 15 years	20,347	(8,047)	12,300
Total		$133,616	$(63,488)	$70,128

	December 31, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer relationships	10 years	$12,400	$(12,400)	$—
Software and technology	3 - 7 years	62,690	(33,418)	29,272
Trademarks	3 - 15 years	20,347	(6,847)	13,500
Total		$95,437	$(52,665)	$42,772
The Company recognized impairment on intangible assets of zero during the years ended December 31, 2020, 2019 and 2018. Amortization expense on the assets was $10,823, $7,950, and $9,122 for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated future amortization expense is as follows:

2021	$23,689
2022	21,586
2023	16,153
2024	1,200
2025 and thereafter	7,500
Total	$70,128
The weighted average remaining useful life for the Company’s amortizing intangible assets was 3.9 years, 5.4 years, and 6.6 years at December 31, 2020, 2019 and 2018, respectively.

6.    Other Assets
Other assets were comprised as follows:

	December 31, 2020	December 31, 2019
Vehicles (a)	$311,557	$341,465
Manufacturer subvention payments receivable (b)	57,996	74,738
Upfront fee (b)	69,286	98,980
Derivative assets at fair value (c)	4,740	65,358
Derivative - collateral	92,132	147,914
Operating leases (Right-of-use-assets)	46,441	57,508
Available-for-sale debt securities	95,654	92,246
Held-to-maturity debt securities (d)	44,875	—
Equity securities not held for trading	1,380	—
Prepaids	45,667	45,644
Accounts receivable	34,607	24,103
Federal and State tax receivable	99,666	82,945
Other	68,725	40,119
Other assets	$972,726	$1,071,020

(a)Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.
(b)These amounts relate to the MPLFA. The Company paid a $150,000 upfront fee upon the May 2013 inception of the MPLFA. The fee is being amortized into finance and other interest income over a ten-year term. In addition, in June 2019, in connection with the execution of the Amendment to the MPLFA, the Company paid $60,000 upfront fee to FCA. This fee is being amortized into finance and other interest income over the remaining term of the MPLFA.
(c)Derivative assets at fair value represent the gross amount of derivatives presented in the consolidated financial statements. Refer to Note 10 - "Derivative Financial Instruments" to these Consolidated Financial Statements for the detail of these amounts.
(d)Held-to-maturity debt securities includes accrued interest as of December 31, 2020.

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

Supplemental information relating to these operating leases is as follows:

December 31, 2020
Operating leases-right of use assets	$46,441
Other liabilities	64,927
Weighted average lease term	5.5
Weighted average discount rate	3.4%

Lease expense incurred totaled $13,984, $13,837 and $10,192 for the year ended December 31, 2020, 2019 and 2018, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $17,122 during the year ended December 31, 2020.

The maturity of lease liabilities at December 31, 2020 are as follows:

December 31, 2020
2021	$13,343
2022	12,639
2023	12,762
2024	12,701
2025	12,765
Thereafter	6,925
Total	$71,135
Less: Interest	(6,208)
Present value of lease liabilities	$64,927

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

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities available-for-sale and held-to-maturity debt securities as of December 31, 2020:

	December 31, 2020
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$93,078	$2,576	$—	$95,654
Held-to-maturity debt securities (Asset-Backed Notes)	$44,841	$765	$—	$45,606

Contractual Maturities
The contractual maturities of available-for-sale and held-to-maturity debt instruments are summarized in the                                          following table:

	December 31, 2020
	Available-for-sale debt securities		Held-to-maturity debt securities
	Amortized cost	Fair value	Amortized cost	Fair value
Due within one year	$21,707	$22,030	$174	$174
Due after one year but within 5 years	71,371	73,624	31,880	32,020
Due after 5 year but within 10 years	—	—	12,787	13,412
Total	$93,078	$95,654	$44,841	$45,606

There were no transfers of securities between available-for-sale and held-to-maturity during the periods ended December 31, 2020 or December 31, 2019.

Other Investments

Other investments includes the equity securities not held for trading as 5% of certificate related to the off-balance sheet securitization. Equity securities are measured at fair value as of December 31, 2020 for $1,380, with changes in fair value recognized in net income.

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

On-balance sheet variable interest entities

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	December 31, 2020	December 31, 2019
Assets
Restricted cash	$1,737,021	$1,629,870
Finance receivables held for sale, net	581,938	—
Finance receivables held for investment, net	22,572,549	26,532,328
Leased vehicles, net	16,391,107	16,461,982
Various other assets	791,306	625,359
Total assets	$42,073,921	$45,249,539
Liabilities
Notes payable	$31,700,709	$34,249,851
Various other liabilities	84,922	188,093
Total liabilities	$31,785,631	$34,437,944

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

As of December 31, 2020 and 2019, the Company was servicing $27,658,182 and $27,253,573, respectively, of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization Trusts during the years ended December 31, 2020, 2019 and 2018, is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Assets securitized	$18,288,882	$22,286,033	$26,650,284

Net proceeds from new securitizations (a)	$14,319,697	$17,199,821	$17,338,880
Net proceeds from retained bonds	58,491	251,602	1,059,694
Cash received for servicing fees (b)	976,307	990,612	887,988
Net distributions from Trusts (b)	3,940,774	3,615,461	2,767,509
Total cash received from Trusts	$19,295,269	$22,057,496	$22,054,071
(a)Includes additional advances on existing securitizations.
(b)These amounts are not reflected in the accompanying consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the years ended December 31, 2020, 2019 and 2018 the Company sold $1,148,587, zero and $2,905,922 respectively, of gross retail installment contracts to third party investors in off-balance sheet securitizations for a loss of $40,553, zero and $20,736, respectively. The losses were recorded in investment losses, net, in the accompanying consolidated statements of income.
As of December 31, 2020 and 2019, the Company was servicing $2,226,786 and $2,408,205, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	For the Year Ended December 31,
	2020	2019
Related party SPAIN serviced securitizations	$1,214,644	$2,149,008
Third party SCART serviced securitizations	929,429	—
Third party CCAP serviced securitizations	82,713	259,197
Total serviced for others portfolio	$2,226,786	$2,408,205
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.
A summary of the cash flows received from off-balance sheet securitization Trusts for the years ended December 31, 2020, 2019 and 2018, is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Receivables securitized (a)	$1,148,587	$—	$2,905,922

Net proceeds from new securitizations	1,052,541	—	2,909,794
Cash received for servicing fees	24,256	34,068	43,859
Total cash received from securitization trusts	$1,076,797	$34,068	$2,953,653
(a) Represents the unpaid principal balance at the time of original securitization.

8.    Debt

Total borrowings and other debt obligations as of December 31, 2020 and December 31, 2019 consists of:
	December 31, 2020	December 31, 2019
Notes Payable — Facilities with Third Parties	$4,159,955	$5,399,931
Notes Payable — Secured Structured Financings	26,177,401	28,141,885
Notes Payable — Facilities with Santander and Related Subsidiaries (a)	10,801,318	5,652,325
	$41,138,674	$39,194,141
Notes Payable - Credit Facilities
The following table presents information regarding the Company’s credit facilities as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2022	$—	$500,000	1.50%	$159,348	$—
Warehouse line	March 2022	942,845	1,250,000	1.34%	1,621,206	1
Warehouse line (b)	October 2022	1,000,600	1,500,000	1.85%	639,875	—
Warehouse line (c)	October 2022	441,143	3,500,000	3.45%	2,057,758	—
Warehouse line	October 2022	168,300	500,000	3.07%	243,649	1,201
Warehouse line	October 2022	845,800	2,100,000	3.29%	1,156,885	—
Warehouse line	January 2022	415,700	1,000,000	1.81%	595,518	—
Warehouse line	November 2022	177,600	500,000	1.18%	371,959	—
Warehouse line	July 2022	—	900,000	1.46%	—	1,684
Repurchase facility (d)	January 2021	167,967	167,967	1.64%	217,200	—
Total facilities with third parties		4,159,955	11,917,967		7,063,398	2,886
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	May 2021	250,000	250,000	2.25%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%	—	—
Promissory Note	May 2023	350,000	350,000	3.80%	—	—
Promissory Note	November 2022	400,000	400,000	3.00%	—	—
Promissory Note	April 2023	450,000	450,000	6.13%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.27%	—	—
Promissory Note	May 2025	1,000,000	1,000,000	3.99%	—	—
Promissory Note	June 2022	2,000,000	2,000,000	1.40%	—	—
Promissory Note	September 2022	2,000,000	2,000,000	1.04%	—	—
Line of credit	July 2021	—	500,000	2.19%	—	—
Line of credit	March 2022	—	2,500,000	3.34%	—	—
Total facilities with Santander and related subsidiaries		10,800,000	13,800,000		—	—
Total revolving credit facilities		$14,959,955	$25,717,967		$7,063,398	$2,886

(a) In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of December 31, 2020 and 2019 was $1.3 million and $2.3 million, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

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
SHUSA provides the Company with $500,000 of committed revolving credit and $2,500,000 of contingent liquidity that can be drawn on an unsecured basis.

Promissory Notes
SHUSA provides the Company with $6,800,000 of unsecured promissory notes.
Santander provides the Company with $4,000,000 of unsecured promissory notes.

Notes Payable - Secured Structured Financings

The following table presents information regarding secured structured financings as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2016 Securitizations	August 2022 - March 2024	$259,078	$2,519,810	1.63% - 2.34%	$354,985	$85,041
2017 Securitizations	July 2022 - September 2024	1,049,867	8,262,940	1.35% - 2.52%	1,661,845	211,606
2018 Securitizations	May 2022 - April 2026	2,723,099	12,039,840	2.41% - 3.42%	4,130,936	376,246
2019 Securitizations	May 2024 - February 2027	6,653,226	11,924,720	2.08% - 3.34%	8,582,241	488,546
2020 Securitizations	November 2024 - May 2028	8,256,890	10,028,425	0.60% - 2.73%	10,292,570	548,912
Public Securitizations (a)		18,942,160	44,775,735		25,022,577	1,710,351
2013 Private issuances	July 2024 - September 2024	777,210	1,537,025	1.28%	1,843,443	751
2018 Private issuances	June 2022 - April 2024	2,768,145	4,186,002	2.42% - 3.53%	4,223,567	7,675
2019 Private issuance	September 2022 - November 2026	2,584,974	3,524,536	2.45% - 3.90%	3,632,833	10,457
2020 Private issuance	April 2024 - December 2027	1,104,912	1,500,000	1.29% - 2.68%	1,532,280	4,902
Privately issued amortizing notes (c)		7,235,241	10,747,563		11,232,123	23,785
Total secured structured financings		$26,177,401	$55,523,298		$36,254,700	$1,734,136
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company’s collateral overages of other issuances.
(c)All privately issued amortizing notes issued in 2014 through 2017 were paid in full.
(d)Excludes securitizations that no longer have outstanding debt and excludes any incremental borrowings.

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

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of December 31, 2020 and 2019, the Company had private issuances of notes backed by vehicle leases totaling $8.7 billion and $10.2 billion, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $39,313 and $40,381 and $38,063 for the years ended December 31, 2020, 2019 and 2018, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the years ended December 31, 2020, 2019 and 2018 was $660,229 and $882,595 and $735,342, respectively.

9.    Shareholders’ Equity
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
Subsequently, the Federal Reserve Board extended the Interim Policy through the first quarter of 2021. As a result of the extension of the Interim Policy, the Company may continue, consistent with the Interim Policy, to repurchase a number of shares of the Company’s common stock equal to the amount of share issuances related to the Company’s expensed employee compensation through the first quarter of 2021.

Please find below the details of the Company's tender offer and other share repurchase programs for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Tender offer (a):
Number of shares purchased	17,514,707	—
Average price per share	$26.00	$—
Cost of shares purchased (b)	$455,382	$—

Other share repurchases:
Number of shares purchased	15,956,561	13,870,410
Average price per share	$20.00	$24.35
Cost of shares purchased (b)	$319,075	$337,754

Total number of shares purchased	33,471,268	13,870,410
Average price per share	$23.14	$24.35
Total cost of shares purchased (b)	$774,457	$337,754
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

Treasury Stock

The Company had 57,067,635 and 23,596,367 shares of treasury stock outstanding, with a cost of $1,301,864 and $525,897 as of December 31, 2020 and 2019, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the year ended December 31, 2020. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Beginning balance, unrealized gains (losses)	$(26,693)	$33,515	$44,262
Other comprehensive income (loss) before reclassifications (gross)	(43,570)	(32,150)	17,802
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	19,697	(28,058)	(28,549)
Ending balance, unrealized gains (losses)	$(50,566)	$(26,693)	$33,515

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2020, 2019 and 2018 consist of the following:

	For the Year Ended December 31,
Reclassification	2020	2019	2018	Income statement line item
Cash flow hedges	$26,104	$(37,079)	$(37,710)	Interest expense
Tax benefit	(6,407)	9,021	9,161
Net of tax	$19,697	$(28,058)	$(28,549)

Dividends
On September 30, 2020, the Federal Reserve Board extended the interim policy prohibiting share repurchases and limiting dividends to all CCAR banks to the average trailing net income. Based on SHUSA’s expected average trailing four quarters of net income, SC is prohibited from paying a dividend in the fourth quarter of 2020. Although SC’s standalone income is sufficient to declare and pay a dividend, SC is consolidated into SHUSA’s capital plan and therefore is subject to the Federal Reserve Board’s Interim Policy that utilizes SHUSA’s average trailing income to determine the cap on common stock dividends. SC did not declare or pay a dividend in the fourth quarter of 2020.
10.    Derivative Financial Instruments
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
The underlying notional amounts of these derivative financial instruments at December 31, 2020 and 2019, are as follows:

	December 31, 2020			December 31, 2019
	Notional	Asset	Liability	Notional	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$2,450,000	$123	$(70,589)	$2,650,000	$2,807	$(39,128)
Interest rate swap agreements not designated as hedges	250,000	—	(12,934)	1,281,000	—	(10,267)
Interest rate cap agreements	10,199,134	4,617	—	9,379,720	62,552	—
Options for interest rate cap agreements	10,199,134	—	(4,617)	9,379,720	—	(62,552)

The aggregate fair value of the interest rate swap agreements was included on the Company’s consolidated balance sheets in other assets and other liabilities, as appropriate. The interest rate cap agreements were included in other assets and the related options in other liabilities on the Company’s consolidated balance sheets. See Note 11 - “Fair Value of Financial Instruments” in the accompanying financial statements for additional disclosure of fair value and balance sheet location of the Company’s derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross Amounts Not Offset in the Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of December 31, 2020 and 2019:

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Assets Presented in the Consolidated Balance Sheet	Collateral Received (a)	Net Amount
December 31, 2020
Interest rate swaps - third party (b)	$123	$(123)	$—
Interest rate caps - Santander and affiliates	$463	$(463)	$—
Interest rate caps - third party	4,154	(4,154)	—
Total derivatives subject to a master netting arrangement or similar arrangement	4,740	(4,740)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$4,740	$(4,740)	$—
Total financial assets	$4,740	$(4,740)	$—

December 31, 2019
Interest rate swaps - third party (b)	$2,807	$(540)	$2,267
Interest rate caps - Santander and affiliates	25,330	(14,930)	10,400
Interest rate caps - third party	37,222	(26,199)	11,023
Total derivatives subject to a master netting arrangement or similar arrangement	65,359	(41,669)	23,690
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$65,359	$(41,669)	$23,690
Total financial assets	$65,359	$(41,669)	$23,690
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

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Liabilities Presented in the Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
December 31, 2020
Interest rate swaps - third party (b)	$83,523	$(83,523)	$—
Interest rate caps - Santander and affiliates	463	(463)	—
Interest rate caps - third party	4,154	(4,154)	—
Total derivatives subject to a master netting arrangement or similar arrangement	88,140	(88,140)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$88,140	$(88,140)	$—
Total financial liabilities	$88,140	$(88,140)	$—

December 31, 2019
Interest rate swaps - third party	$49,395	$(49,395)	$—
Interest rate caps - Santander and affiliates	25,330	(25,330)	—
Interest rate caps - third party	37,222	(37,222)	—
Total derivatives subject to a master netting arrangement or similar arrangement	111,947	(111,947)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$111,947	$(111,947)	$—
Total financial liabilities	$111,947	$(111,947)	$—
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the consolidated statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(59,410)	$(26,103)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$10,892

	Year Ended December 31, 2019
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(43,473)	$37,079
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$13,867

	Year Ended December 31, 2018
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$20,537	$37,710
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$(5,369)

The Company estimates that approximately $30,194 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

11.    Fair Value of Financial Instruments
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
Financial Instruments Measured At Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and the level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance at December 31, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Other assets:
Trading interest rate caps (a)	$—	$4,617	$—	$4,617	$—	$62,552	$—	$62,552
Cash flow hedging interest rate swaps (a)	—	123	—	$123	—	2,807	—	$2,807
Available-for-sale-debt securities (b)	—	95,654	—	$95,654	—	92,246	—	$92,246
Retail installment contracts (c)(d)	—	—	5,614	$5,614	—	17,634	4,719	$22,353
Other liabilities:
Trading options for interest rate caps (a)	—	4,617	—	$4,617	—	62,552	—	$62,552
Cash flow hedging interest rate swaps (a)	—	70,589	—	$70,589	—	39,128	—	$39,128
Trading interest rate swaps (a)	—	12,934	—	$12,934	—	10,267	—	$10,267

(a)The valuation is determined using widely accepted valuation techniques including a DCF on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. The Company utilizes the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for instruments (Note 10).
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
(d)The aggregate fair value of retail installment contracts in non-accrual status, as of December 31, 2020 and 2019, is $1,129 and $9,511, respectively.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	2020	2019	2018
Balance — beginning of year	$4,719	$13,509	$22,124
Additions / issuances	2,512	2,079	6,631
Transfer from level 2 (a)	17,634	—	—
Net collection activities	(19,484)	(11,766)	(16,755)
Gains recognized in earnings	233	897	1,509
Balance — end of year	$5,614	$4,719	$13,509
(a) The Company transferred retail installment contracts from Level 2 to Level 3 during the three months ended March 31, 2020 because the fair value for these assets could not be determined by using readily observable inputs at March 31, 2020. There were no other material transfers in or out of Level 3 during the year ended December 31, 2020, 2019 and 2018.
Financial Instruments Measured At Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2020 and 2019, respectively:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Total	Lower of cost or fair value expense	Total	Lower of cost or fair value expense
Other assets — vehicles (a)	$311,557	$—	$341,465	$—
Personal loans held for sale (b)	893,479	355,136	1,007,105	408,700
Retail installment contracts held for sale	674,048	7,385	—	—
Auto loans impaired due to bankruptcy (c)	191,785	—	200,504	9,106
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
(c) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices. No additional lower of cost or fair value expense was recorded for the year ended December 31, 2020.

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and 2019, respectively:

Financial Instruments	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range (weighted average) (a)
Financial Assets:
Retail installment contracts held for investment	$5,614	Discounted Cash Flow	Discount Rate	7%-11% (7%)
			Default Rate	4%-20% (4%)
			Prepayment Rate	15%-25% (15%)
			Loss Severity Rate	50%-60% (58%)
Personal loans held for sale (b)	$893,479	Lower of Market or Income Approach	Market Approach
			Market Participant View	60%-70%
Income Approach
			Discount Rate	20%-30%
			Default Rate	35%-45%
			Net Principal & Interest Payment Rate	65%-75%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$674,048	Discounted Cash Flow	Discount Rate	1.5% - 2.5% (2%)
			Default Rate	2% - 4% (3%)
			Prepayment Rate	10% - 20% (15%)
			Loss Severity Rate	50% - 60% (55%)
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2020 and 2019, and the level within the fair value hierarchy:

	December 31, 2020					December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$109,053	$109,053	$109,053	$—	$—	$81,848	$81,848	$81,848	$—	$—
Finance receivables held for investment, net (b)	26,806,606	29,464,066	—	—	29,464,066	27,544,162	28,133,427	—	1,009,358	27,124,069
Restricted cash (a)	2,221,094	2,221,094	2,221,094	—	—	2,079,239	2,079,239	2,079,239	—	—
Investments in debt securities held to maturity (c)	44,841	45,606	—	45,606	—	—	—	—	—	—
Total	$29,181,594	$31,839,819	$2,330,147	$45,606	$29,464,066	$29,705,249	$30,294,514	$2,161,087	$1,009,358	$27,124,069
Liabilities:
Notes Payable:
Facilities with third parties (d)	$4,159,955	$4,159,955	$—	$—	$4,159,955	$5,399,931	$5,399,931	$—	$—	$5,399,931
Secured structured financings (e)	26,177,401	26,673,970	—	18,291,898	8,382,072	28,141,885	28,360,948	—	18,646,326	9,714,622
Facilities with Santander and related subsidiaries (f)	10,801,318	11,333,823	—	—	11,333,823	5,652,325	5,724,675	—	—	5,724,675
Total	$41,138,674	$42,167,748	$—	$18,291,898	$23,875,850	$39,194,141	$39,485,554	$—	$18,646,326	$20,839,228

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

(b)Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments is determined as follows:
•Retail installment contracts held for investment and purchased receivables - credit deteriorated — As of December 31, 2020, the Company used the most recent purchase price as the fair value for certain loans and therefore, classified those retail installment contracts as Level 2. The estimated fair value of all finance receivables at December 31, 2020 is estimated using a DCF model, and such receivables are classified as Level 3.
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

12.    Investment Losses, Net
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

Investment gains (losses), net was comprised of the following for the year ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Gain (loss) on sale of loans and leases	$(40,553)	$—	$(22,250)
Lower of cost or market adjustments	(362,521)	(408,700)	(382,317)
Other gains, (losses and impairments), net	2,484	2,013	2,929
	$(400,590)	$(406,687)	$(401,638)

The lower of cost or market adjustments for the year ended December 31, 2020, 2019 and 2018 included $333,007, $418,771 and $404,651, respectively, in customer default activity, and (unfavorable)/favorable adjustments of $(22,129), $10,071 and $22,334, respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio, all of which is classified as held for sale.

13.    Income Taxes
The components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018, were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Income before income taxes:
Domestic	$1,206,070	$1,352,944	$1,189,612
Foreign	3,762	1,324	2,656
Total	$1,209,832	$1,354,268	$1,192,268
Current income tax expense (benefit):
Federal	$24	$12,721	$(9,702)
State	(10,277)	23,006	18,448
Foreign	116	5	110
Total current income tax expense (benefit)	$(10,137)	$35,732	$8,856
Deferred income tax expense (benefit):
Federal	233,808	265,021	217,309
State	75,226	59,138	50,180
Foreign	24	7	(3)
Total deferred income tax expense (benefit)	309,058	324,166	267,486
Total income tax expense (benefit)	$298,921	$359,898	$276,342

In December 2015, the Company formed a wholly-owned foreign subsidiary that is licensed in Puerto Rico as an International Financial Entity (IFE) under the Government approved Act Number 273. This classification resulted in the granting of a tax decree securing a 4% fixed income tax rate and a number of non-income tax benefits for an initial period of 15 years. In March 2019, the Puerto Rico subsidiary was granted a tax decree pursuant to Act 20-2012 (the "Export Services Act"), effective as of January 1, 2019. This grant secures a 4% fixed income tax rate and a number of non-income tax benefits for an initial period of 20 years. Additionally, the grant under the Export Services Act cancels the grant under the IFE Act effective after December 31,2018. As of December 31, 2020 and 2019, the Company has no earnings which are considered indefinitely reinvested.
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rates for the years ended December 31, 2020, 2019 and 2018, is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes — net of federal income tax benefit	4.3	4.7	4.6
Valuation allowance	0.1	0.1	0.3
Electric vehicle credit	(0.1)	(0.3)	(0.8)
Other	(0.6)	1.1	(1.9)
Effective income tax rate	24.7%	26.6%	23.2%
U.S. federal tax law requires a U.S. shareholder of a controlled foreign corporation (CFC) to include in income, as a deemed dividend, the global intangible low-taxed income (GILTI) of the CFC. The Company has elected to treat taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current period expense when incurred.

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
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. As a result of the Company joining the consolidated U.S. federal tax filing of SHUSA, we expect to become a party to a similar U.S. federal tax sharing agreement. Under the hypothetical separate company method, SC recorded a net impact of deemed affiliate activity in the amount of $(8,400), which is included in additional paid-in capital section in the accompanying consolidated balance sheets. At December 31, 2020 and 2019, the Company had a net receivable from affiliates under the tax sharing agreement of $11,191 and $11,010, respectively, which was included in related party taxes receivable in the consolidated balance sheet.

The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities at December 31, 2020 and 2019, are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Debt issuance costs	$11,711	$6,177
Receivables	670,550	169,224
Derivatives	20,604	5,403
Capitalized origination costs	4,654	12,142
Net operating loss carryforwards	1,650,074	1,889,557
Equity-based compensation	19,431	17,334
Credit carryforwards	185,174	183,221
Other	38,340	53,466
Total gross deferred tax assets	2,600,538	2,336,524
Deferred tax liabilities:
Goodwill	(15,525)	(14,072)
Leased vehicles	(3,812,249)	(3,752,794)
Furniture and equipment	(18,125)	(14,192)
Other	(9,045)	(15,103)
Total gross deferred tax liabilities	(3,854,944)	(3,796,161)
Valuation allowance	(9,390)	(8,585)
Net deferred tax asset (liability)	$(1,263,796)	$(1,468,222)

At December 31, 2020 and 2019, the Company’s largest deferred tax liability was leased vehicles of $3,812,249 and $3,752,794, respectively. The increase in this liability is primarily due to accelerated depreciation for tax purposes.
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
The Company began generating qualified plug-in electric vehicle credits in 2013; the credit carryforwards of $178,433 will begin expiring in 2034. The Company has foreign tax credit carryforwards of $6,664, which will expire in varying amounts through 2028. The Company has work opportunity tax credit carryforwards of $76, which will expire in varying amounts through 2039.
In accordance with ASU 2016-09, the Company recorded excess tax deficiency/(windfall), net of tax of $(433), $(1,089) and $(761) in the provision for income taxes rather than as an decrease/(increase) to additional paid-in capital for the years ended December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, the Company has tax-effected federal net operating loss carryforwards of $1,637,359, which may be offset against future taxable income. If not utilized in future years, $202,732 of these carryforwards will expire in varying amounts through 2037. The remaining $1,434,627 of carryforwards do not expire. The Company has tax-effected state net operating loss carryforwards of $12,715, which may be used against future taxable income. If not utilized in future years, $10,931 of these carryforwards will expire in varying amounts through 2039. The remaining $1,784 of state carryforwards do not expire.
As of December 31, 2020, the Company had recorded a valuation allowance for state tax net operating loss carryforwards and foreign tax credits for which it does not have a tax-planning strategy in place. A rollforward of the valuation allowance for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Valuation allowance, beginning of year	$8,585	$7,510	$3,299
Provision (release)	805	1,075	4,211
Valuation allowance, end of year	$9,390	$8,585	$7,510
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for each of the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits balance, January 1	$27,570	$15,965	$14,746
Additions for tax positions taken in the current year	—	—	—
Additions for tax positions of prior years	—	12,674	1,608
Reductions for tax positions of prior years	(1,005)	—	(203)
Reductions as a result of a lapse of the applicable statute of limitations	(93)	(1,069)	(186)
Settlements	(785)	—	—
Gross unrecognized tax benefits balance, December 31	$25,687	$27,570	$15,965

At December 31, 2020, 2019 and 2018, there were $25,558, $27,440 and $15,836, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Accrued interest and penalties associated with uncertain tax positions are recognized as a component of the income tax provision. Accrued interest and penalties of $152, $451, and $895 are included with the related tax liability line in the accompanying consolidated balance sheets as of December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, the Company believes that it is reasonably possible that a portion of the balance of the gross unrecognized tax benefits could decrease to zero in the next twelve months due to ongoing activities with various taxing jurisdictions that the Company expects may give rise to settlements or the expiration of statute of limitations. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.
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

The calculation of diluted EPS excludes the effect of exercise or settlement that would be anti-dilutive for employee stock options of $52,114, $24,507 and $168,728 for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table represents EPS numbers for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Earnings per common share
Net income (loss)	$910,911	$994,370	$915,926
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	317,456	346,992	359,862
Weighted average number of common shares outstanding (in thousands)	317,456	346,992	359,862
Earnings per common share	$2.87	$2.87	$2.55
Earnings per common share - assuming dilution
Net income (loss)	$910,911	$994,370	$915,926
Weighted average number of common shares outstanding (in thousands)	317,456	346,992	359,862
Effect of employee stock-based awards (in thousands)	233	516	810
Weighted average number of common shares outstanding - assuming dilution (in thousands)	317,689	347,508	360,672
Earnings per common share - assuming dilution	$2.87	$2.86	$2.54

15.    Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of December 31, 2020 and 2019, all of which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2020	December 31, 2019
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$43,778	$12,132
Agreement with Bank of America	Servicer performance fee	1,200	2,503
Agreement with CBP	Loss-sharing payments	181	1,429
Other Contingencies	Consumer arrangements	22,155	1,991
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	31,936	137,000
	Total commitments and contingencies	$99,250	$155,055

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

MPLFA

Under terms of the MPLFA, the Company must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $43,778 and $12,132 at December 31, 2020 and 2019, respectively, related to these obligations. The MPLFA also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America

Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $1,200 and $2,503 at December 31, 2020 and 2019, respectively, related to this obligation.
Agreement with CBP
Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $181 and $1,429 at December 31, 2020 and 2019, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $22,155 and $1,991 at December 31, 2020 and 2019, respectively, for other miscellaneous contingencies.
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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and, regulatory proceedings when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a legal or regulatory proceeding develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable. If a determination is made during a given quarter that a loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency and the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of December 31, 2020 and 2019, the Company accrued aggregate legal and regulatory liabilities of $32 million and $137 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, is up to $0.9 million as of December 31, 2020. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Securities Class Action and Shareholder Derivative Lawsuits

•Deka Lawsuit: The Company is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 2014, was brought against the Company, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the Company’s IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that our IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning the Company’s ability to pay dividends and the adequacy of the Company’s compliance systems and oversight. In December 2015, the Company and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification. On July 28, 2020, the Company executed a Stipulation of Settlement with the plaintiffs in the Deka Lawsuit that fully resolves all of the plaintiffs’ claims for a cash payment of $47 million. On August 13, 2020, the Court entered an Order Preliminarily Approving the Settlement and Providing For Notice, setting the Final Settlement Hearing and on January 12, 2021, the Court entered a Final Judgement and Order of Dismissal with Prejudice.

•In Re Santander Consumer USA Holdings, Inc. Derivative Litigation: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614-VCG (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants certain current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing the Company’s nonprime vehicle lending practices, resulting in harm to the Company. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit. In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. No. 12775-VCG (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of the Board, and names the Company as a nominal defendant. The complaint alleges, among other things, that the director defendants breached their fiduciary duties in connection with the Company’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit. In March 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Consol. C.A. No. 11614-VCG. In January 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that, subject to Court approval, fully resolves all of the plaintiffs’ claims in the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action and, in return, the Company has enacted or will enact and implement certain corporate governance reforms and enhancements. The Settlement Hearing at which the Court would consider the settlement was scheduled for May 27, 2020. On May 22, 2020, Seattle City Employees’ Retirement System (“Seattle City”) filed a notice of intent to object to the settlement and requested a continuance of the settlement hearing. The Court continued the settlement hearing on May 25, 2020. Thereafter, the parties met and conferred with Seattle City and responded to Seattle City’s discovery requests and interrogatories. On November 16, 2020, Seattle City informed the Court that it would not be objecting to the settlement. On December 7, 2020, the Court rescheduled the final hearing on the terms of the settlement for January 20, 2021 The Court entered a Final Order and Judgement approving the Derivative class Action Settlement on January 25, 2021.

•Seattle City Employees’ Retirement System v. Santander Holdings USA, Inc., et al.: In November 2020, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Seattle City v. Santander Holdings USA, Inc., C.A. No. 2020-0977-AGB. The plaintiff seeks unspecified monetary damages and other injunctive relief in the complaint. The complaint alleges, among other things, that SHUSA and the current director breached their fiduciary duties by causing the Company to engage in share repurchases for the purpose of increasing SHUSA’s ownership of the company above 80%, which the complaint alleges would allow SHUSA to obtain tax and other benefits not available to the rest of the Company’s shareholders.

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

Currently, such matters include, but are not limited to, the following:

•In October 2014, May 2015, July 2015 and February 2017, the Company received subpoenas and/or Civil Investigative Demands (CIDs) from a group of Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington (the "Consortium") under the authority of each state’s consumer protection statutes. In May 2020, all of the Consortium members and the Company announced a settlement of the investigation requiring the Company to: (1) pay a total of $65 million to the states for consumer remediation; (2) pay $5 million to the states for investigation costs; (3) pay up to $2 million in settlement administration costs; (4) provide $45 million in prospective debt forgiveness; (5) provide deficiency waivers for a defined class of SC customers; and (6) implement certain enhancements to its loan underwriting process.

•In August 2017, the Company received a CID from the CFPB. The stated purpose of the CID is to determine whether the Company has complied with the Fair Credit Reporting Act and related regulations. The Company responded to the CFPB's requests within the deadlines specified in the CIDs and otherwise cooperated with the CFPB with respect to this matter. On December 22, 2020, the CFPB entered a Consent Order resolving this matter for a civil money penalty of $4.75 million and other injunctive relief.

•2017 Written Agreement with the Federal Reserve: In March 2017, the Company and SHUSA entered into a written agreement with the FRBB. Under the terms of the agreement, the Company is required to enhance its compliance risk management program, Board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of the Company’s management and operations. In February 2021, the FRBB closed this matter.

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

Agreements
•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. As of December 31, 2020 and 2019, the total unused credit available to customers was $2.7 billion and $3.0 billion, respectively. In 2020, the Company purchased $1.2 billion of receivables, out of the $3.0 billion unused credit available to customers as of December 31, 2019. In 2019, the Company purchased $1.2 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In addition, the Company purchased $294,313 and $270,424 of receivables related to newly opened customer accounts in 2020 and 2019 respectively.
Each customer account generated under the agreements, generally, is approved with a credit limit higher than the amount of the initial purchase with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2020 and 2019, the Company was obligated to purchase $14,222 and $10,628, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company. The Company also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20% of new accounts subsequently originated.

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

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2020, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.

In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis. However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of December 31, 2020 and December 31, 2019, not subject to market price check was $15,318 and $39,787, respectively.

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company’s business, financial condition and results of operations.

16.    Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the consolidated financial statements include the following:
Credit Facilities

Interest expense, including unused fees, for lines of credit from SHUSA (Note 8) totaled $290,048, $209,399 and $151,238 for the years ended December 31, 2020, 2019 and 2018, respectively. Accrued interest for lines of credit from SHUSA at December 31, 2020 and 2019 was $40,234 and $29,326, respectively.

Interest expense, including unused fees, for lines of credit from Santander (Note 8) totaled $20,749, zero and $11,620 for the years ended December 31, 2020, 2019 and 2018, respectively. Accrued interest for lines of credit from Santander at December 31, 2020 and 2019 was $1,603 and zero, respectively.
In 2015, under an agreement with Santander, the Company agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse lines, as they renew, for which Santander provides a guarantee of the Company’s servicing obligations. The Company recognized guarantee fee expense of and zero, $384 and $5,024 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the Company did not have related fees payable to Santander.

Derivatives

The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of
$3,148,850 and $1,874,100 as of December 31, 2020 and 2019, respectively (Note 10). The Company had a collateral overage on derivative liabilities with Santander and affiliates of $907 and $2,220 as of December 31, 2020 and 2019, respectively.

Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $1,942, $1,776 and $3,690 for the years ended December 31, 2020, 2019 and 2018, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Total serviced portfolio	$190,504	$277,669
Cash collections due to owner	19,650	14,908
Servicing fees receivable	1,769	738
Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess CCAP dealer lending opportunities, and SBNA is required to pay the Company an origination fee for each loan originated under the agreement. The agreement also transferred the servicing of all CCAP receivables from dealers, including receivables held by SBNA to the Company and from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of December 31, 2020 or 2019 for such advances.
Other information related to the above transactions with SBNA is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Origination and renewal fee income from SBNA	$3,071	$5,682	$4,226
Servicing fees expenses charged by SBNA	124	295	78

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, which settles the transaction with the dealer. The Company owed SBNA $7,548 and $5,384 related to such originations as of December 31, 2020 and 2019, respectively.
The Company received a $9,000 referral fee in connection with a sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of December 31, 2020 and 2019, the unamortized fee balance was $2,250 and $3,150, respectively. The Company recognized $900, $900 and $900 of income related to the referral fee for the years ended December 31, 2020, 2019 and 2018, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. For the years ended December 31, 2020 and 2019, the Company facilitated the purchase of $5.4 billion and $7.0 billion of retail installment contacts, respectively. The Company recognized origination fee and servicing fee income of $38,732 and $58,148 for the years ended December 31, 2020 and 2019, respectively, of which $2,705 is receivable as of December 31, 2020 and $2,068 was payable as of December 31, 2019.
Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement.
Other information relating to SPAIN securitization platform for the years ended December 31, 2020, 2019 and 2018 is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Servicing fee income	$16,465	$29,831	$35,058
Servicing fee receivable, as of December 31, 2020 and 2019, was $1,070 and $1,869, respectively. The Company had $6,203 and $8,180 of collections due to Santander, as of December 31, 2020 and 2019, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint book runner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS for the years ended December 31, 2020, 2019 and 2018, totaled $2,734 and $3,688 and $2,647, respectively, and are included in debt issuance costs in the accompanying consolidated financial statements.

Former CEO and Other employee compensation

Sandra Broderick is Head of Operations and Executive Vice President of the Company and Head of Operations and Senior Executive Vice President of SHUSA. During the year ended December 31, 2020, SHUSA owed the Company $216 for the share of compensation expense based on time allocation between her services to the Company and SHUSA.

In December 2019, Scott Powell resigned as president and CEO of the Company. During the year ended December
31, 2019, the Company accrued $3,095 as its share of compensation expense based on time allocation between his services to the Company and SHUSA.

In addition, certain employees of the Company and SHUSA, provide services to each other. For the years ended December 31, 2020 and 2019, the Company owed SHUSA approximately $15,533 and $16,064 and SHUSA owed the Company approximately $7,512 and $5,234 for such services, respectively.

Other related-party transactions

•As of December 31, 2020, Jason A. Kulas and Mr. Dundon, both being former members of the Board and CEOs of the Company, each had a minority equity investment in a property in which the Company leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $5,102, $5,305 and $4,775, respectively, in lease expenses on this property. The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the years ended December 31, 2020, 2019 and 2018, the company recorded $176, $176 and $163, respectively, in sublease revenue on this property. Future minimum lease payments over the remainder of the six-year term of the lease, which extends through 2026, totaled $41,096.
•The Company's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), had deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of December 31, 2019, SCI had cash (including restricted cash) of $8,102. On September 1, 2020, SHUSA completed the sale of Santander BanCorp (the holding company that owns Banco Santander Puerto Rico) for approximately $1.28 billion to FirstBank Puerto Rico.

•The Company has certain deposit and checking accounts with SBNA, an affiliated entity. As of December 31, 2020 and 2019, the Company had a balance of $32,490 and $33,683, respectively, in these accounts.

•The Company and SBNA have a Credit Card Agreement (Card Agreement) whereby SBNA provides credit card services for travel and related business expenses for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of December 31, 2020, the activities associated with the program were insignificant.

•The Company pays SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses $164, $230 and $258 for the years ended December 31, 2020, 2019 and 2018, respectively.

•The Company has contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $2,864 and $2,035 and $1,515 for the years ended December 31, 2020, 2019 and 2018, respectively.

•Santander Global Tech (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, provides professional services, telecommunications, and internal and/or external applications to the Company. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled $(175), $334 and zero for the years ended December 31, 2020, 2019 and 2018, respectively.

•The Company partners with SHUSA to place Cyber Liability Insurance in which participating worldwide Santander entities share €270 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $409, $432 and $369 for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $1,197, $754 and $708 for the years ended December 31, 2020, 2019 and 2018, respectively.

17.     Employee Benefit Plans
SC Compensation Plans — The Company granted stock options to certain executives, other employees, and independent directors under the Company’s 2011 Management Equity Plan (the MEP), which enabled the Company to make stock awards up to a total of approximately 29 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015 and the Company will not grant any further awards under the MEP. The Company has granted stock options, restricted stock awards and restricted stock units (RSUs) under the Omnibus Incentive Plan (the Plan), which was established in 2013 and enables the Company to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of the Company’s common stock up to a total of 5,192,641 common stock. The Plan was amended and restated as of June 16, 2016.
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
Compensation expense related to 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero, recorded for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized $7,147, $8,577 and $7,656 related to stock options and restricted stock units within the compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
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
A summary of the Company’s stock options and related activity as of and for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	273,737	$13.09	3.1	$2,867
Granted	—	—	—	—
Exercised	(75,468)	9.89	—	868
Expired	(15,440)	25.89	—	—
Forfeited	(13,460)	17.25	—	—
Others (a)	—	—	—	—
Options outstanding at December 31, 2020	169,369	13.01	1.9	$1,543
Options exercisable at December 31, 2020	169,369	13.01	1.9	$1,543
Options expected to vest at December 31, 2020	—	—	0.0	—
(a) Represents stock options that were reinstated.
A summary of the status and changes of the Company’s nonvested stock options as of and for the year ended December 31, 2020, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	29,951	$5.01
Granted	—	—
Vested	(16,491)	5.00
Forfeited	(13,460)	5.01
Non-vested at December 31, 2020	—	$—
At December 31, 2020, total unrecognized compensation expense for nonvested stock options was zero.
There were no stock options granted to employees in 2020 or 2019.
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

A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	498,299	$17.41	0.9	$11,645
Granted	268,438	24.02	—	—
Vested	(386,704)	19.84	—	9,037
Forfeited/canceled	(13,021)	17.98	—	—
Non-vested at December 31, 2020	367,012	$19.78	0.8	$8,082
Defined Contribution Plan— The Company sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their eligible compensation, with matching contributions of up to 100% of employee contributions. The total amount contributed by the Company in 2020, 2019 and 2018, was $16,287, $14,039, and $13,952, respectively.

18.    Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Year Ended December 31,
	2020	2019	2018
Cash paid (received) during the year for:
Interest	$1,221,329	$1,334,988	$1,104,982
Income taxes	17,160	13,080	9,865
Noncash investing and financing transactions:
Day 1 - Adjustment to allowance for adoption of CECL Standard
Allowance for Credit Losses	2,102,306	—	—
Deferred Tax Liability	(511,422)	—	—
Retained Earnings	1,590,885	—	—
Adoption of lease accounting standard:
Right-of-use assets	—	67,300	—
Accrued expenses and payables	—	91,400	—

19.     Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Total finance and other interest income	$2,029,349	$1,976,806	$2,027,996	$2,056,755
Net finance and other interest income	1,147,603	1,056,963	1,268,706	1,335,541
Provision for credit losses	907,887	861,896	340,548	254,129
Income (loss) before income taxes	(6,445)	(129,535)	662,591	683,220
Net income (loss)	(3,987)	(96,678)	490,115	521,460
Net income (loss) per common share (basic)	$(0.01)	$(0.30)	$1.58	$1.70
Net income (loss) per common share (diluted)	$(0.01)	$(0.30)	$1.58	$1.70

Allowance for credit losses	$5,460,098	$5,859,954	$6,152,378	$6,110,633
Finance receivables held for investment, net	25,369,765	24,746,484	27,449,730	27,004,005
Total assets	47,106,931	47,268,695	48,448,921	48,887,493
Total equity	5,146,103	4,895,465	5,094,812	5,621,961

Year Ended December 31, 2019
Total finance and other interest income	$1,913,387	$1,948,771	$1,989,250	$2,005,050
Net finance and other interest income	1,134,986	1,174,290	1,197,845	1,155,412
Provision for credit losses	550,879	430,676	566,849	545,345
Income before income taxes	337,267	480,031	314,694	222,276
Net income	247,503	368,267	232,538	146,062
Net income per common share (basic)	$0.70	$1.05	$0.67	$0.43
Net income per common share (diluted)	$0.70	$1.05	$0.67	$0.43

Allowance for credit losses	$3,176,250	$3,122,259	$3,116,680	$3,043,469
Finance receivables held for investment, net	25,598,716	25,838,749	26,500,359	27,767,019
Total assets	45,045,906	46,416,093	47,279,015	48,933,529
Total equity	7,158,530	7,337,261	7,345,202	7,318,620

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020 (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 pandemic to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

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

The following activities are disclosed in response to Section 13(r) with respect to the Group and its affiliates. During the period covered by this report:

•Santander UK holds five blocked accounts for three customers, with the first customer holding one GBP savings account and one GBP current account, the second customer holding one GBP savings account, and the third customer holding two GBP current accounts. All three customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2020 were negligible relative to the overall profits of Santander UK.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions programme. The accounts held by one customer were fully inaccessible at the time of the US designation and were blocked at the time of the account going into a debit balance. The accounts held by the second customer were blocked immediately following the US designation and have remained frozen throughout 2020. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the year ended December 31, 2020.

•Santander Consumer Bank, S.A. holds seven blocked correspondent accounts for Bank Melli. Three USD accounts and four EUR accounts. The accounts have been blocked since 2008. Bank Melli is currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the year ended December 31, 2020.

•The Group also has certain legacy performance guarantees for the benefit of Bank Mellat (stand-by letters of credit to guarantee the obligations – either under tender documents or under contracting agreements – of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2020, which were negligible relative to the overall revenues and profits of Banco Santander, S.A. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 6 to Form S-1 filed January 17, 2014; File No. 333-189807)
3.2	Third Amended and Restated Bylaws of Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed May 27, 2015; File No. 001-36270)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 4 to Form S-1 filed January 6, 2014; File No. 333-189807)
4.2	Description of Santander Consumer USA Holdings Inc. Common Stock (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K filed February 27, 2020; File No. 001-36270)
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

4.8
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

10.3	Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.8 to Registrant’s Form S-1 filed July 3, 2013; File No. 333-189807)#
10.4
Amendment No. 1 to Santander Consumer USA Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Amendment No. 5 to Form S-1 filed January 9, 2014; File No. 333-189807) #

10.5
Form of Non-Employee Independent Director Option Award Agreement under the Santander Consumer USA Holdings Inc. 2011 Management Equity Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Amendment No. 7 to Form S-1 filed January 22, 2014; File No. 333-189807)#

10.6
Santander Consumer USA Holdings Inc. Omnibus Incentive Plan, as amended and restated effective as of June 16, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 17, 2016; File No. 001-36270)#

10.7
Form of Restricted Stock Unit Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K filed March 2, 2015; File No. 001-36270)#

10.8
Form of Long-Term Cash Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan 2017 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K filed March 2, 2015; File No. 001-36270)#

10.9
Form of Restricted Stock Unit Award Agreement (for Directors) under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed October 29, 2015; File No. 001-36270)#

10.10
Amended Letter Agreement, dated October 23, 2019, by and between Santander Consumer USA Holdings Inc. and Sandra Broderick (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 28, 2019; File No. 001-36270)#

10.11
Form of Award Agreement under the Santander Consumer USA Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K filed February 26, 2019; File No. 001-36270)#

10.12
Offer letter, dated July 23, 2019, by and among Fahmi Karam and Santander Consumer USA Holdings Inc. and Santander Consumer USA Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 24, 2019; File No. 001-36270)#

10.13
Offer Letter, dated February 11, 2020, by and between Santander Consumer USA Inc. and Mahesh C. Aditya (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed February 18, 2020; File No. 001-36270)#

10.14
Offer Letter, dated April 20, 2020, by and between Christopher Pfirrman and Santander Consumer USA Inc. and Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 31, 2020; File No. 001-36270) #

10.15*	Offer Letter, dated November 16, 2020, by and between Donald Smith and Santander Consumer USA Inc. and Santander Consumer USA Holdings Inc. #
10.16
Offer Letter, dated November 30, 2020, by and between Josh Baer and Santander Consumer USA Inc. and Santander Consumer USA Holdings Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed December 2, 2020; File No. 001-36270) #

10.17*	Offer Letter, dated November 30, 2020, by and between RL Prasad and Santander Consumer USA Inc. and Santander Consumer USA Holdings Inc. #
21.1*	Subsidiaries of Santander Consumer USA Holdings Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement

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
Name: Mahesh Aditya
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mahesh Aditya	President, Chief Executive Officer & Director	February 24, 2021
Mahesh Aditya	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	February 24, 2021
Fahmi Karam	(Principal Financial and Accounting Officer)
/s/ William Rainer	Chairman of the Board	February 24, 2021
William Rainer
/s/ Stephen A. Ferriss	Vice Chairman of the Board	February 24, 2021
Stephen A. Ferriss
/s/ Edith E. Holiday	Director	February 24, 2021
Edith E. Holiday
/s/ Homaira Akbari	Director	February 24, 2021
Homaira Akbari
/s/ Javier Maldonado	Director	February 24, 2021
Javier Maldonado
/s/ Juan Carlos Alvarez de Soto	Director	February 24, 2021
Juan Carlos Alvarez de Soto
/s/ Robert J. McCarthy	Director	February 24, 2021
Robert J. McCarthy
/s/ Victor Hill	Director	February 24, 2021
Victor Hill
/s/ William F. Muir	Director	February 24, 2021
William F. Muir
/s/ Leonard Coleman Jr.	Director	February 24, 2021
Leonard Coleman Jr.