Form 10-Q
period 2021-03-31
Santander Consumer USA Holdings Inc.
filed 2021-04-29
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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
Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered	Outstanding shares at April 26, 2021
Common Stock ($0.01 par value)	SC	New York Stock Exchange	306,035,735

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
•our agreement with Stellantis N.V. may not result in currently anticipated levels of growth and is subject to certain conditions that could result in termination of the agreement;
•continually changing federal, state, and local laws and regulations could materially adversely affect our business, including changes to tax laws and regulations and the outcome of ongoing tax audits by federal, state and local income tax authorities that may require the Company to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;
•adverse economic conditions in the United States and worldwide may negatively impact our results;
•our business could suffer if our access to funding is reduced;
•significant risks we face implementing our growth strategy including our ability to grow revenue, manage expenses, attract and retain highly-skilled people and raise capital necessary to achieve our business goals;
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
•the effects of regulation, actions and/or policies of the Federal Reserve Bank of Boston (FRBB), the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), and the European Central Bank (ECB), whose oversight and regulation may limit certain of our activities, including share repurchase programs, the timing and amount of dividends and other limitations on our business;
•acts of God, including pandemics and other significant public health emergencies, and other natural or man-made disasters, and the Company’s ability to deal with disruptions caused by such acts, emergencies and disasters;
•inflation, interest rate, market and monetary fluctuations, including effects from the pending discontinuation of LIBOR as an interest rate benchmark, may, among other things, reduce net interest margins and impact funding sources, revenue and expenses, and the value of assets and obligations;
•adverse publicity, and negative public opinion, whether specific to the Company or regarding other industry participants or industry-wide factors, or other reputational harm;
•the ability of the Company and its third-party vendors to convert, maintain and upgrade, as necessary, the Company’s data processing and other IT infrastructure on a timely and acceptable basis, within projected cost estimates and without significant disruption to the Company’s business;
•the Company’s ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models and software the Company uses in its business, including as a result of cyberattacks, technological failure, human error, fraud or malice by internal or external parties, and the possibility that the Company’s controls will prove insufficient, fail or be circumvented;
•future changes in our relationship with SHUSA and Banco Santander that could adversely affect our operations; and
•the other factors that are described in Part I, Item IA – Risk Factors of the Annual Report of the Company on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report on Form 10-K).

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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

ABS	Asset-backed securities
ACL	Allowance for credit loss
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
AFS	Available for sale
ALG	Automotive Lease Guide
Amortized costs	Includes unpaid principal balance (UPB), net of discounts and premiums
APR	Annual Percentage Rate
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CBP	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCAP	Chrysler Capital
CDO	Chief Diversity Officer
CECL	Current Expected Credit Loss, Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
COVID-19	Coronavirus disease 2019
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
DOJ	U.S. Department of Justice
EIR	Effective interest rate
ECL	Expected credit losses
Exchange Act	Securities Exchange Act of 1934, as amended
FICO®	A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit
FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
HPI	Housing Price Index
HTM	Held to maturity
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
MPLFA	Ten-year master private-label financing agreement with Stellantis N.V., signed in May 2013
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing
PD	Probability of default

Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts	Includes retail installment contracts individually acquired or originated by the Company and purchased non-credit deteriorated finance receivables
ROU	Right-of-use (related to operating leases)
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCART	Santander Consumer Auto Receivables Trust, a securitization platform
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Stellantis N.V.	FCA US LLC, its parent Stellantis N.V., and/or any affiliates
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose entities utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents - $356,911 and $32,490 held at affiliates, respectively	$415,969	$109,053
Finance receivables held for sale, net	—	1,567,527
Finance receivables held for investment, at amortized cost	32,090,201	33,114,638
Allowance for credit loss	(6,005,115)	(6,110,633)
Finance receivables held for investment, at amortized cost, net	26,085,086	27,004,005
Restricted cash - $27 and $27 held at affiliates, respectively	2,623,565	2,221,094
Accrued interest receivable	345,769	415,765
Leased vehicles, net	16,478,224	16,391,107
Furniture and equipment, net of accumulated depreciation of $106,292 and $104,452, respectively	58,081	62,032
Goodwill	74,056	74,056
Intangible assets, net of amortization of $68,013 and $63,488, respectively	73,833	70,128
Other assets - $5,886 and $14,451 held at affiliates, respectively	1,079,419	972,726
TOTAL ASSETS	$47,234,002	$48,887,493
LIABILITIES AND EQUITY
LIABILITIES
Borrowings and other debt obligations - $10,501,060 and $10,801,318 to/from affiliates, respectively	$38,541,624	$41,138,674
Deferred tax liabilities, net	1,497,829	1,263,796
Accounts payable and accrued expenses - $83,994 and $80,428 held at affiliates, respectively	567,474	531,369
Other liabilities - $1,438 and $463 held at affiliates, respectively	395,222	331,693
TOTAL LIABILITIES	41,002,149	43,265,532
Commitments and contingencies (Notes 7 and 14)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
363,459,117 and 363,159,613 shares issued and 306,033,735 and 306,091,978 shares outstanding, respectively	3,060	3,061
Additional paid-in capital	387,946	393,800
Accumulated other comprehensive income (loss), net of taxes	(41,818)	(50,566)
Retained earnings	5,882,665	5,275,666
TOTAL STOCKHOLDERS' EQUITY	6,231,853	5,621,961
TOTAL LIABILITIES AND EQUITY	$47,234,002	$48,887,493

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2021	2020
Interest on finance receivables and loans	$1,304,651	$1,273,819
Leased vehicle income	740,884	747,979
Other finance and interest income	1,426	7,551
Total finance and other interest income	2,046,961	2,029,349
Interest expense — Including $85,904 and $62,770 to affiliates, respectively	253,537	328,834
Leased vehicle expense	423,795	552,912
Net finance and other interest income	1,369,629	1,147,603
Credit loss expense	136,209	907,887
Net finance and other interest income after credit loss expense	1,233,420	239,716
Profit sharing	67,326	14,295
Net finance and other interest income after credit loss expense and profit sharing	1,166,094	225,421
Investment losses, net	(14,712)	(63,426)
Servicing fee income — Including $9,197 and $12,552 from affiliates, respectively	18,694	19,103
Fees, commissions, and other — Including $3,330 and $3,306 from affiliates, respectively	100,528	95,130
Total other income	104,510	50,807
Compensation and benefits	153,895	133,326
Repossession expense	45,346	57,662
Other expenses — Including $1,814 and $1,097 to affiliates, respectively	95,251	91,685
Total operating expenses	294,492	282,673
Income (loss) before income taxes	976,112	(6,445)
Income tax expense (benefit)	234,457	(2,458)
Net income (loss)	$741,655	$(3,987)

Net income (loss)	$741,655	$(3,987)
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges, net of tax of $2,949 and $(12,543) respectively	9,066	(39,019)
Unrealized gains (losses) on available-for-sale and held-to-maturity debt securities net of tax of $(103) and $661, respectively	(318)	2,057
Comprehensive income (loss)	$750,403	$(40,949)
Net income per common share (basic)	$2.42	$(0.01)
Net income per common share (diluted)	$2.42	$(0.01)
Dividend declared per common share	$0.44	$0.22
Weighted average common shares (basic)	306,108,987	334,026,052
Weighted average common shares (diluted)	306,325,155	334,346,122

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance — January 1, 2021	306,092	$3,061	$393,800	$(50,566)	$5,275,666	$5,621,961
Stock issued in connection with employee incentive compensation plans	300	3	(1,832)	—	—	(1,829)
Stock-based compensation expense	—	—	5,448	—	—	5,448
Stock repurchase/Treasury stock	(358)	(4)	(9,470)	—	—	(9,474)
Dividends-Common stock, $0.44/share	—	—	—	—	(134,656)	(134,656)
Net income (loss)	—	—	—	—	741,655	741,655
Other comprehensive income (loss), net of taxes	—	—	—	8,748	—	8,748
Balance — March 31, 2021	306,034	$3,060	$387,946	$(41,818)	$5,882,665	$6,231,853

Balance — January 1, 2020	339,202	$3,392	$1,173,262	$(26,693)	$6,168,659	$7,318,620
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(1,590,885)	(1,590,885)
Stock issued in connection with employee incentive compensation plans	277	3	(1,634)	—	—	(1,631)
Stock-based compensation expense	—	—	4,038	—	—	4,038
Stock repurchase/Treasury stock	(18,361)	(184)	(468,282)	—	—	(468,466)
Dividends-Common stock, $0.22/share	—	—	—	—	(74,624)	(74,624)
Net income (loss)	—	—	—	—	(3,987)	(3,987)
Other comprehensive income (loss), net of taxes	—	—	—	(36,962)	—	(36,962)
Balance — March 31, 2020	321,118	$3,211	$707,384	$(63,655)	$4,499,163	$5,146,103

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$741,655	$(3,987)
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(503)	8,923
Credit loss expense	136,209	907,887
Depreciation, amortization and accretion	477,423	564,878
Originations and purchases of receivables held for sale	(1,173,287)	—
Proceeds from sales of and collections on retail installment contracts held for sale (a)	1,415,460	24,263
Investment losses, net	14,712	63,426
Stock-based compensation	5,448	4,038
Deferred tax expense/(benefit)	231,187	(4,798)
Net change in:
Revolving personal loans	34,246	19,012
Other assets	80,933	(43,309)
Other liabilities	97,634	(145,217)
Net cash provided by operating activities	2,061,117	1,395,116
Cash flows from investing activities:
Originations and purchases of portfolios on finance receivables held for investment	(3,319,515)	(3,939,255)
Collections on finance receivables held for investment	3,528,938	3,294,442
Proceeds from sales of retail installment contracts held for sale, originated as held for investment (b)	1,812,552	—
Leased vehicles purchased	(2,172,167)	(2,030,936)
Manufacturer incentives received	15,354	170,800
Proceeds from sale of leased vehicles	1,497,995	941,551
Change in revolving personal loans, net	31,121	28,478
Proceeds from repayments and maturities of held-to-maturity securities	6,318	—
Purchases of furniture and equipment	(3,496)	(7,508)
Sales of furniture and equipment	1,332	1
Net cash provided by (used in) investing activities	1,398,432	(1,542,427)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs - $2,200,000 and $1,835,000 from affiliates, respectively	9,081,404	11,374,959
Payments on borrowings and other debt obligations - $(2,500,000) and $(1,835,000) to affiliates, respectively	(11,687,888)	(10,357,462)
Proceeds from stock option exercises, gross	452	409
Shares repurchased	(9,474)	(468,466)
Dividends paid	(134,656)	(74,624)
Net cash provided by (used in) financing activities	(2,750,162)	474,816

(a)Included in this balance is sales proceeds from Bluestem portfolio sale of $608 million for loans originated as held for sale.
(b)Included in this balance is sales proceeds from Bluestem portfolio sale of $188 million for loans originated as held for investment.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net increase (decrease) in cash and cash equivalents and restricted cash	709,387	327,505
Cash and cash equivalents and restricted cash— Beginning of year	2,330,147	2,161,087
Cash and cash equivalents and restricted cash— End of year	$3,039,534	$2,488,592
Supplemental cash flow information:
Cash and cash equivalents	415,969	501,588
Restricted cash	2,623,565	1,987,004
Total cash, cash equivalents and restricted cash	$3,039,534	$2,488,592

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

Since May 2013, under the MPLFA with Stellantis N.V., the Company has operated as Stellantis N.V.’s preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis N.V. customers and dealers under the CCAP brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.
The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it provides other consumer finance products.
As of March 31, 2021, the Company was owned approximately 80.3% by SHUSA, a subsidiary of Santander, and approximately 19.7% by other shareholders.
Sale of the Personal Lending Portfolio

During the first quarter, the Company completed the sale of the Bluestem personal lending portfolio to a third party. In addition, the Company executed a forward flow sale agreement with a third party to purchase all personal lending receivables that the Company purchases from Bluestem through the term of the agreement with Bluestem.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, including certain Trusts that are considered VIEs. The Company also consolidates other VIEs for which it is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to SEC regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statement of Cash Flow for the interim periods indicated, and contain adequate disclosure to make the information presented not misleading. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and those differences may be material. The most significant estimates include the determination of credit loss allowance, fair value measurements, expected end-of-term lease residual values, and income taxes. These estimates, although based on actual historical trends and modeling, may show significant variances over time.

Business Segment Information
The Company has one reportable segment, Consumer Finance, which includes the Company’s vehicle financial products and services, including retail installment contracts, vehicle leases, and financial products and services related to recreational vehicles and marine vehicles.

Accounting Policies
There have been no changes in the Company's accounting policies from those disclosed in Part II, Item 8 - Financial Statements and Supplementary Data in the 2020 Annual Report on Form 10-K.

2.    Finance Receivables
Held for Investment
Finance receivables held for investment, net is comprised of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Retail installment contracts, net (a)	$26,056,708	$26,975,368
Purchased receivables - credit deteriorated	4,655	6,197
Finance lease receivables (Note 4)	23,723	22,440
Finance receivables held for investment, net	$26,085,086	$27,004,005
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net.
As of March 31, 2021 and December 31, 2020, $3,965 and $5,614 of loans were recorded at fair value, respectively (Note 10).
The Company’s held for investment portfolio of retail installment contracts is comprised of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$27,442,853	$4,357,438
ACL	(4,662,633)	(1,338,708)
Discount (net of subvention and participation)	166,786	(6,839)
Capitalized origination costs and fees	92,954	4,857
Net carrying balance	$23,039,960	$3,016,748
ACL as a percentage of unpaid principal balance	17.0%	30.7%
ACL and discount as a percentage of unpaid principal balance	16.4%	30.9%

	December 31, 2020
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$28,977,299	$3,945,040
ACL	(4,792,464)	(1,314,170)
Discount (net of subvention and participation)	66,373	(8,389)
Capitalized origination costs and fees	97,638	4,041
Net carrying balance	$24,348,846	$2,626,522
ACL as a percentage of unpaid principal balance	16.5%	33.3%
ACL and discount as a percentage of unpaid principal balance	16.3%	33.5%

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 7). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $902,246 and $864,680 of the unpaid principal balance represented fleet contracts with commercial borrowers as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, the Company originated (including through the SBNA originations program) $3,659,282 and $2,621,828, respectively, in CCAP loans which represented 57% and 53%, respectively, of the total retail installment contract originations (including the SBNA originations program).
As of March 31, 2021, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (11%), California (8%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

During the three months ended March 31, 2021 and 2020, the Company did not acquire any vehicle loan portfolios from third party lenders.

During the three months ended March 31, 2021 and 2020, the Company recognized certain retail installment contracts with an unpaid principal balance of zero and $76,878, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 10).
Held for Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Retail installment contracts acquired individually	$—	$674,048
Personal loans (a)	—	893,479
(a) On March 31, 2021, the Company sold the personal lending portfolio. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to these Condensed Consolidated Financial Statements for more information.
Sales of retail installment contracts, personal loans to third parties and proceeds from sales of charged-off assets for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Sales of retail installment contracts to third parties	$2,380,785	$—
Sales of Personal Loans to third parties	$1,253,746
Proceeds from sales of charged-off assets to third parties	$—	$20,875

3.    Allowance for Credit Loss and Credit Quality
Allowance for Credit Loss
The Company maintains an ACL on the retail installment contracts held for investment, excluding those loans measured at fair value in accordance with applicable accounting standards. The Company maintains an expected ACL for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of March 31, 2021, there is no ACL on receivables from dealers as the portfolio has a zero balance. As of March 31, 2020, the ACL for receivables from dealers was comprised entirely of general allowance as none of these receivables have been determined to be individually impaired. The Company estimates losses on the finance lease receivable portfolio based on delinquency status, loss experience to date, future expectation of losses as well as various economic factors.
Retail installment contracts
The activity in the ACL for the retail installment contracts for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Retail Installment Contracts
	Non-TDR	TDR	Non-TDR	TDR

Balance — beginning of period	$4,792,464	$1,314,170	$2,123,878	$914,718
Day 1 - Adjustment to allowance for adoption of CECL standard	—	—	2,030,473	71,833
Credit loss expense	40,059	98,722	757,193	150,850
Charge-offs (a)	(586,793)	(202,461)	(899,550)	(289,567)
Recoveries	416,903	128,277	470,669	125,402
Balance — end of period	$4,662,633	$1,338,708	$4,482,663	$973,236
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

The Company’s ACL decreased $0.1 billion for the three months ended March 31, 2021. For the three months ended March 31, 2021, the decrease was primarily due to volume and improved macroeconomic outlook.

Other portfolios

The ACL for the period end and its activity for the finance lease receivable portfolio and purchased receivable portfolio-credit deteriorated, for the three months ended March 31, 2021 and 2020, was insignificant.

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

A summary of delinquencies as of March 31, 2021, and December 31, 2020 is as follows:

	March 31, 2021
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit deteriorated	Total	Percent
Amortized cost, 30-59 days past due	$1,409,974	$599	$1,410,573	4.4%
Amortized cost over 59 days	698,620	385	699,005	2.2%
Total delinquent balance at amortized cost (a)	$2,108,594	$984	$2,109,578	6.6%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $49,165.

	December 31, 2020
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit impaired	Total	Percent
Amortized cost, 30-59 days past due	$1,971,766	$687	$1,972,453	6.0%
Amortized cost over 59 days	1,038,869	441	1,039,310	3.1%
Total delinquent balance at amortized cost (a)	$3,010,635	$1,128	$3,011,763	9.1%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $73,794.

The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled zero and $78,880 as of March 31, 2021 and December 31, 2020, respectively. On March 31, 2021, the Company sold the personal lending portfolio. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to these Condensed Consolidated Financial Statements for more information.

Non-Accrual Loans for Retail Installment Contracts

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss for retail installment contracts is as follows:

	March 31, 2021
	Non-accrual loans	Non-accrual loans with no allowance (a)	Interest income recognized on nonaccrual loans (YTD)	Non-accrual loans as a percent of total amortized cost
Non-TDR	$544,228	$133,628	$16,959	1.7%
TDR	260,408	41,774	9,212	0.8%
Total non-accrual loans	$804,636	$175,402	$26,171	2.5%
(a) These represent loans for which a bankruptcy notice was received, and have been partially write-down to the collateral value less estimated costs to sell. Accordingly, there is no additional ACL on these loans.

	December 31, 2020
	Non-accrual loans	Non-accrual loans with no allowance (a)	Interest income recognized on nonaccrual loans (YTD)	Non-accrual loans as a percent of total amortized cost
Non-TDR	$748,026	$145,287	$72,926	2.3%
TDR	385,021	46,498	35,620	1.2%
Total nonaccrual loans	$1,133,047	$191,785	$108,546	3.5%
(a) These represent loans for which a bankruptcy notice was received and that have been partially written down to the collateral value less estimated costs to sell. Accordingly, there is no additional ACL on these loans.

Delinquent balances and nonaccrual balances are lower as of March 31, 2021 primarily due to government stimulus payments and tax refunds provided to customers.

Credit Quality Indicators
FICO® Distribution (determined at origination) — Amortized Cost Basis (in millions) by Origination Year for Retail Installment Contacts

								Total
March 31, 2021	2021	2020	2019	2018	2017	2016	Prior	Amount	%
No-FICO®s	568	1,564	997	458	411	191	107	4,296	13.4%
<540	523	1,649	1,226	806	391	221	211	5,027	15.7%
540-599	1,384	3,923	2,685	1,526	578	351	272	10,719	33.4%
600-639	914	2,424	1,590	853	283	185	124	6,373	19.9%
>=640 (a)	925	2,331	1,202	707	223	154	101	5,643	17.6%
Total (b)	$4,314	$11,891	$7,700	$4,350	$1,886	$1,102	$815	$32,058	100.00%
(a) Beginning in 2021, loans with FICO score of 640 are disclosed in the >=640 category.
(b) The amount of accrued interest excluded from the disclosed amortized cost table is $346 million.

								Total
December 31, 2020	2020	2019	2018	2017	2016	2015	Prior	Amount	%
No-FICO®s	1,760	1,151	530	501	247	128	26	4,343	13.1%
<540	1,789	1,370	913	454	263	186	90	5,065	15.3%
540-599	4,269	3,005	1,736	673	423	264	96	10,466	31.7%
600-639	2,759	1,838	990	335	230	126	47	6,325	19.1%
>640 (a)	4,040	1,411	810	265	200	124	33	6,883	20.8%
Total (b)	$14,617	$8,775	$4,979	$2,228	$1,363	$828	$292	$33,082	100.0%
(a) As of December 31, 2020, loans with FICO score of 640 were included in the 600-639 category.
(b) The amount of accrued interest excluded from the disclosed amortized cost table is $416 million.
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. The purchased receivables portfolio - credit deteriorated, operating and finance leases, and loans held for sale are excluded from the scope of the applicable guidance. The Company’s TDR balance as of March 31, 2021 and December 31, 2020 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of March 31, 2021 and December 31, 2020, there were no receivables from dealers classified as a TDR.

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
The table below presents the Company’s amortized cost of TDRs as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	Retail Installment Contracts
Amortized Cost (including accrued interest) (a)	$4,430,512	$4,011,780
Impairment	(1,338,708)	(1,314,170)
Amortized cost including accrued interest, net of impairment	$3,091,804	$2,697,610
(a) As of March 31, 2021, this balance excludes $62.8 million of collateral-dependent bankruptcy TDRs that have been written down by $21.1 million to fair value less cost to sell. As of December 31, 2020, this balance excludes $67.9 million of collateral-dependent bankruptcy TDRs that have been written down by $21.4 million to fair value less cost to sell.
A summary of the amortized cost of the Company’s delinquent TDRs at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
	Retail Installment Contracts
30-59 days past due	$548,849	$637,560
Delinquent balance over 59 days	247,638	344,776
Total delinquent TDRs	$796,487	$982,336

Average amortized cost and interest income recognized on TDR loans are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	Retail Installment Contracts
Average amortized cost (including accrued interest)	$4,265,282	$3,687,797
Interest income recognized	209,281	156,238
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	Retail Installment Contracts
Amortized cost (including accrued interest) before TDR	$902,144	$177,215
Amortized cost (including accrued interest) after TDR (a)	907,907	177,604
Number of contracts (not in thousands)	44,191	9,826
(a) excluding collateral-dependent bankruptcy TDRs
A TDR is considered to be in default at charge-off. For retail installment contracts, charge-off is at the earlier of the date of repossession or 120 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2021and 2020 are summarized in the following table:

	Three Months Ended
	March 31, 2021	March 31, 2020
	Retail Installment Contracts
Amortized cost (including accrued interest) in TDRs that subsequently defaulted (a)	$110,179	$69,335
Number of contracts (not in thousands)	5,637	4,085
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
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the MPLFA, consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Leased vehicles	$21,907,106	$22,056,063
Less: accumulated depreciation	(4,633,289)	(4,796,595)
Depreciated net capitalized cost	17,273,817	17,259,468
Manufacturer subvention payments, net of accretion	(867,231)	(934,381)
Origination fees and other costs	71,638	66,020
Net book value	$16,478,224	$16,391,107

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of March 31, 2021:

Remainder of 2021	$2,164,161
2022	1,678,058
2023	878,677
2024	72,105
2025	234
Thereafter	—
Total	$4,793,235

Finance Leases

Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Gross investment in finance leases	$35,745	$34,461
Origination fees and other	298	289
Less: unearned income	(8,546)	(8,311)
Net investment in finance leases before allowance	27,497	26,439
Less: allowance for lease losses (a)	(3,774)	(3,999)
Net investment in finance leases	$23,723	$22,440
(a) The impact of day 1 - Adjustment to allowance for adoption of CECL standard was insignificant.

The following summarizes the maturity analysis of lease payments due to the Company, as lessor, under finance leases as of March 31, 2021:

Remainder of 2021	$8,338
2022	9,957
2023	8,188
2024	5,839
2025	3,153
Thereafter	270
Total	$35,745

5.    Other Assets
Other assets were comprised as follows:

	March 31, 2021	December 31, 2020
Vehicles (a)	$371,110	$311,557
Manufacturer subvention payments receivable (b)	43,744	57,996
Upfront fee (b)	61,862	69,286
Derivative assets at fair value (c)	16,548	4,740
Derivative - collateral	84,002	92,132
Operating leases (Right-of-use-assets)	50,468	46,441
Available-for-sale debt securities	95,689	95,654
Held-to-maturity debt securities (d)	129,537	44,875
Equity securities not held for trading	3,725	1,380
Prepaids	54,282	45,667
Accounts receivable	26,167	34,607
Federal and State tax receivable	94,143	99,666
Other	48,142	68,725
Other assets	$1,079,419	$972,726

(a)Includes vehicles recovered through repossession as well as vehicles recovered due to lease terminations.
(b)These amounts relate to the MPLFA. The Company paid a $150,000 upfront fee upon the May 2013 inception of the MPLFA. The fee is being amortized into finance and other interest income over a ten-year term. In addition, in June 2019, in connection with the execution of an amendment to the MPLFA, the Company paid a $60,000 upfront fee to Stellantis N.V.. This fee is being amortized into finance and other interest income over the remaining term of the MPLFA.
(c)Derivative assets at fair value represent the gross amount of derivatives presented in the condensed consolidated financial statements. Refer to Note 9 - "Derivative Financial Instruments" to these Condensed Consolidated Financial Statements for the detail of these amounts.
(d)Held-to-maturity debt securities includes accrued interest as of March 31, 2021.

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

Supplemental information relating to these operating leases is as follows:

March 31, 2021
Operating leases-right of use assets	$50,468
Other liabilities	68,187
Weighted average lease term	4.9
Weighted average discount rate	3.2%

Lease expense incurred totaled $3,267 and $3,562 for the three months ended March 31, 2021 and 2020, respectively, and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $4,372 during the three months ended March 31, 2021.

The maturity of lease liabilities at March 31, 2021 are as follows:

March 31, 2021
2021	$12,547
2022	16,215
2023	12,761
2024	12,701
2025	12,765
Thereafter	6,926
Total	$73,915
Less: Interest	(5,728)
Present value of lease liabilities	$68,187

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

Realized gains and losses on sales of investment securities are recognized on the trade date and are determined using the specific identification method and are included in earnings within Investment gain (losses) on sale of securities. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities available-for-sale and held-to-maturity debt securities as of March 31, 2021:

	March 31, 2021
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$93,535	$2,154	$—	$95,689
Held-to-maturity debt securities (Asset-Backed Notes)	$129,484	$697	$—	$130,181

Contractual Maturities
The contractual maturities of available-for-sale and held-to-maturity debt instruments are summarized in the following table:

	March 31, 2021
	Available-for-sale debt securities		Held-to-maturity debt securities
	Amortized cost	Fair value	Amortized cost	Fair value
Due within one year	$39,210	$39,836	$3,134	$3,134
Due after one year but within 5 years	54,325	55,853	53,703	53,967
Due after 5 year but within 10 years	—	—	72,647	73,080
Total	$93,535	$95,689	$129,484	$130,181

There were no transfers of securities between available-for-sale and held-to-maturity for the three months ended March 31, 2021.

The Company did not record an allowance for credit-related losses on available-for-sale and held-to-maturity securities at March 31, 2021 or December 31, 2020. As discussed in Part II, Item 8 – Financial Statements and Supplementary Data (Note 1) in the 2020 Annual Report on Form 10-K, securities for which management has an expectation that nonpayment of the amortized cost basis is zero, do not have a reserve.

Other Investments

Other investments includes equity securities not held for trading as 5% of the certificate related to off-balance sheet securitizations. Equity securities are measured at fair value as of March 31, 2021 for $3,725, with changes in fair value recognized in net income.

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
For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Part II, Item 8 – Financial Statements and Supplementary Data (Note 7) in the 2020 Annual Report on Form 10-K.

On-balance sheet variable interest entities

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to the Company’s general credit were as follows:

	March 31, 2021	December 31, 2020
Assets
Restricted cash	$2,040,255	$1,737,021
Finance receivables held for sale, net	—	581,938
Finance receivables held for investment, net	22,335,539	22,572,549
Leased vehicles, net	16,478,224	16,391,107
Various other assets	842,105	791,306
Total assets	$41,696,123	$42,073,921
Liabilities
Notes payable	$29,670,906	$31,700,709
Various other liabilities	55,669	84,922
Total liabilities	$29,726,575	$31,785,631

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

As of March 31, 2021 and December 31, 2020, the Company was servicing $27,284,782 and $27,658,182, respectively, of gross retail installment contracts that had been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.
A summary of the cash flows received from consolidated securitization Trusts during the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Assets securitized	$4,123,051	$6,675,730

Net proceeds from new securitizations (a)	$3,586,124	$3,876,529
Net proceeds from retained bonds	63,781	54,467
Cash received for servicing fees (b)	228,188	246,743
Net distributions from Trusts (b)	1,140,377	866,936
Total cash received from Trusts	$5,018,470	$5,044,675
(a)Includes additional advances on existing securitizations.
(b)These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the three months ended March 31, 2021 and 2020, the Company sold $1,891,278 and zero respectively, of gross retail installment contracts to third party investors in off-balance sheet securitizations for a gain of $7,233 and zero, respectively. The gains were recorded in investment gains, net, in the accompanying condensed consolidated statements of income.
As of March 31, 2021 and December 31, 2020, the Company was servicing $3,707,862 and $2,226,786, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	March 31, 2021	December 31, 2020
Related party SPAIN serviced securitizations	$1,021,099	$1,214,644
Third party SCART serviced securitizations	2,623,575	929,429
Third party CCAP serviced securitizations	63,188	82,713
Total serviced for others portfolio	$3,707,862	$2,226,786
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.
A summary of the cash flows received from off-balance sheet securitization Trusts for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Receivables securitized (a)	$1,891,278	$—

Net proceeds from new securitizations	1,779,532	—
Cash received for servicing fees	6,726	6,179
Total cash received from securitization trusts	$1,786,258	$6,179
(a) Represents the unpaid principal balance at the time of original securitization.

7.    Debt

Total borrowings and other debt obligations as of March 31, 2021 and December 31, 2020 consists of:
	March 31, 2021	December 31, 2020
Notes Payable — Facilities with Third Parties	$2,348,545	$4,159,955
Notes Payable — Secured Structured Financings	25,692,019	26,177,401
Notes Payable — Facilities with Santander and Related Subsidiaries (a)	10,501,060	10,801,318
	$38,541,624	$41,138,674
Notes Payable - Credit Facilities
The following table presents information regarding the Company’s credit facilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2022	$167,000	$500,000	1.95%	$592,553	$—
Warehouse line	March 2022	1,072,345	1,250,000	0.63%	1,719,708	1
Warehouse line	October 2022	—	1,500,000	2.59%	159,339	—
Warehouse line	October 2022	—	3,500,000	3.22%	1,378,224	—
Warehouse line	October 2022	—	500,000	3.96%	118,970	570
Warehouse line	October 2022	658,500	2,100,000	3.32%	968,850	103
Warehouse line	January 2023	450,700	1,000,000	1.16%	1,142,351	—
Warehouse line	November 2022	—	500,000	0.92%	392,637	—
Warehouse line	July 2022	—	900,000	—%	—	1,684
Total facilities with third parties		2,348,545	11,750,000		6,472,632	2,358
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	May 2021	250,000	250,000	2.25%	—	—
Promissory Note	May 2023	350,000	350,000	3.80%	—	—
Promissory Note	November 2022	400,000	400,000	3.00%	—	—
Promissory Note	April 2023	450,000	450,000	6.13%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.27%	—	—
Promissory Note	May 2025	1,000,000	1,000,000	3.99%	—	—
Promissory Note	June 2022	2,000,000	2,000,000	1.34%	—	—
Promissory Note	September 2022	2,000,000	2,000,000	1.04%	—	—
Line of credit	July 2021	—	500,000	2.14%	—	—
Line of credit	March 2023	—	2,500,000	3.31%	—	—
Total facilities with Santander and related subsidiaries		10,500,000	13,500,000		—	—
Total revolving credit facilities		$12,848,545	$25,250,000		$6,472,632	$2,358

(a) In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of March 31, 2021 and December 31, 2020 was $1.1 million and $1.3 million, respectively, the amortization of which will reduce interest expense over the remaining life of the fixed rate debt.

	December 31, 2020
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	August 2022	$—	$500,000	1.50%	$159,348	$—
Warehouse line	March 2022	942,845	1,250,000	1.34%	1,621,206	1
Warehouse line	October 2022	1,000,600	1,500,000	1.85%	639,875	—
Warehouse line	October 2022	441,143	3,500,000	3.45%	2,057,758	—
Warehouse line	October 2022	168,300	500,000	3.07%	243,649	1,201
Warehouse line	October 2022	845,800	2,100,000	3.29%	1,156,885	—
Warehouse line	January 2022	415,700	1,000,000	1.81%	595,518	—
Warehouse line	November 2022	177,600	500,000	1.18%	371,959	—
Warehouse line	July 2022	—	900,000	1.46%	—	1,684
Repurchase facility	January 2021	167,967	167,967	1.64%	217,200	—
Total facilities with third parties		4,159,955	11,917,967		7,063,398	2,886
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	May 2021	250,000	250,000	2.25%	—	—
Promissory Note	March 2021	300,000	300,000	3.95%	—	—
Promissory Note	May 2023	350,000	350,000	3.80%	—	—
Promissory Note	November 2022	400,000	400,000	3.00%	—	—
Promissory Note	April 2023	450,000	450,000	6.13%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.27%	—	—
Promissory Note	May 2025	1,000,000	1,000,000	3.99%	—	—
Promissory Note	June 2022	2,000,000	2,000,000	1.40%	—	—
Promissory Note	September 2022	2,000,000	2,000,000	1.04%	—	—
Line of credit	July 2021	—	500,000	2.19%	—	—
Line of credit	March 2022	—	2,500,000	3.34%	—	—
Total facilities with Santander and related subsidiaries		10,800,000	13,800,000		—	—
Total revolving credit facilities		14,959,955	25,717,967		7,063,398	2,886
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

Promissory Notes
SHUSA provides the Company with $6,500,000 of unsecured promissory notes.

Santander provides the Company with $4,000,000 of unsecured promissory notes.

Notes Payable - Secured Structured Financings

The following table presents information regarding secured structured financings as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2016 Securitizations	March 2024	$91,428	$1,250,000	2.34%	$160,734	$46,666
2017 Securitizations	July 2022 - September 2024	864,178	8,262,940	1.35% - 2.52%	1,399,990	232,606
2018 Securitizations	February 2024 - April 2026	2,250,155	11,000,280	2.41% - 3.42%	3,435,529	372,049
2019 Securitizations	May 2024 - February 2027	5,959,087	11,924,720	2.08% - 3.34%	7,691,626	576,514
2020 Securitizations	November 2024 - May 2028	7,431,733	10,028,425	0.60% - 2.73%	9,345,987	633,342
2021 Securitizations	November 2026 - March 2027	3,429,197	3,497,230	0.50% - 0.51%	3,905,821	154,211
Public Securitizations (a)		20,025,778	45,963,595		25,939,687	2,015,388
2013 Private issuances	July 2024 - September 2024	521,397	1,537,025	1.28%	1,521,220	751
2018 Private issuances	June 2022 - April 2024	1,837,240	4,186,002	2.42% - 3.53%	2,774,962	6,561
2019 Private issuance	September 2022 - November 2026	2,335,820	3,524,536	2.45% - 3.90%	3,287,079	10,294
2020 Private issuance	April 2024 - December 2027	971,784	1,500,000	1.29% - 2.68%	1,351,381	4,902
Privately issued amortizing notes (c)		5,666,241	10,747,563		8,934,642	22,508
Total secured structured financings		$25,692,019	$56,711,158		$34,874,329	$2,037,896
(a)Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(b)Secured structured financings may be collateralized by the Company’s collateral overages of other issuances.
(c)All privately issued amortizing notes issued in 2014 through 2017 were paid in full.
(d)Excludes securitizations that no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2020
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate	Collateral	Restricted Cash
2016 Securitizations	August 2022 - March 2024	$259,078	$2,519,810	1.63% - 2.34%	$354,985	$85,041
2017 Securitizations	July 2022 - September 2024	1,049,867	8,262,940	1.35% - 2.52%	1,661,845	211,606
2018 Securitizations	May 2022 - April 2026	2,723,099	12,039,840	2.41% - 3.42%	4,130,936	376,246
2019 Securitizations	May 2024 - February 2027	6,653,226	11,924,720	2.08% - 3.34%	8,582,241	488,546
2020 Securitizations	November 2024 - May 2028	8,256,890	10,028,425	0.60% - 2.73%	10,292,570	548,912
Public Securitizations		18,942,160	44,775,735		25,022,577	1,710,351
2013 Private issuances	July 2024 - September 2024	777,210	1,537,025	1.28%	1,843,443	751
2018 Private issuances	June 2022 - April 2024	2,768,145	4,186,002	2.42%- 3.53%	4,223,567	7,675
2019 Private issuance	September 2022 - November 2026	2,584,974	3,524,536	2.45% - 3.90%	3,632,833	10,457
2020 Private issuance	April 2024 - December 2027	1,104,912	1,500,000	1.29% - 2.68%	1,532,280	4,902
Privately issued amortizing notes		7,235,241	10,747,563		11,232,123	23,785
Total secured structured financings		$26,177,401	$55,523,298		$36,254,700	$1,734,136

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of March 31, 2021 and December 31, 2020, the Company had private issuances of notes backed by vehicle leases totaling $8.7 billion and $8.7 billion, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $10,599 and $9,352 for the three months ended March 31, 2021 and 2020, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended March 31, 2021 and 2020 was $122,514 and $198,463, respectively.

8.    Shareholders’ Equity
Share Repurchases
In June 2019, the Company announced that the Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020. The Company extended the share repurchase program through the end of the third quarter of 2020. During the three months ended March 31, 2020, the Company purchased shares of its common stock through a modified Dutch Auction Tender Offer, and then extended the share repurchase program through the end of the third quarter of 2020.
On July 31, 2020, the Company announced that SHUSA’s request for certain exceptions to the Federal Reserve Board’s interim policy (the “Interim Policy”), prohibiting share repurchases (other than repurchases relating to issuances of common stock under employee stock ownership plans) and limiting dividends paid by certain CCAR institutions to the average trailing four quarters of net income, had been approved. Such exception approval permitted the Company to continue its share repurchase program through the end of the third quarter of 2020. On August 10, 2020, the Company announced that it had substantially exhausted the amount of shares the Company was permitted to repurchase under the exception approval and that the Company expected to repurchase an immaterial number of shares remaining under the exception approval.
Subsequently, the Federal Reserve Board extended the Interim Policy through the second quarter of 2021. As a result of the extension of the Interim Policy, the Company may continue, consistent with the Interim Policy, to repurchase only a number of shares of the Company’s common stock equal to the amount of share issuances related to the Company’s expensed employee compensation through the second quarter of 2021.

Please find below the details of the Company's tender offer and other share repurchase programs for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Tender offer (a):
Number of shares purchased	—	17,514,707
Average price per share	$—	$26.00
Cost of shares purchased (b)	$—	$455,382

Other share repurchases:
Number of shares purchased	357,747	846,461
Average price per share	$26.46	$13.82
Cost of shares purchased (b)	$9,468	$11,700

Total number of shares purchased	357,747	18,361,168
Average price per share	$26.46	$25.44
Total cost of shares purchased (b)	$9,468	$467,082
(a) During the three months ended March 31, 2020, the Company purchased shares of its common stock through a modified Dutch Auction Tender Offer.
(b) Cost of shares exclude commissions

Refer to Part II Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" below section for additional details on share repurchases.

Treasury Stock

The Company had 57,425,382 and 57,067,635 shares of treasury stock outstanding, with a cost of $1,311,339 and $1,301,864 as of March 31, 2021 and December 31, 2020, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the three months ended March 31, 2021. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended

	March 31, 2021	March 31, 2020
Beginning balance, unrealized gains (losses)	$(50,566)	$(26,693)
Other comprehensive income (loss) before reclassifications (gross)	2,970	(37,585)
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	5,778	623
Ending balance, unrealized gains (losses)	$(41,818)	$(63,655)

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2021 and 2020 consist of the following:

	Three Months Ended		Income statement line item
Reclassification	March 31, 2021	March 31, 2020
Cash flow hedges	$7,657	$824	Interest expense
Tax benefit	(1,879)	(201)
Net of tax	$5,778	$623

Dividends
On March 31, 2021, the Company paid a cash dividend of $0.22 per share and a special dividend of $0.22 per share of common stock for a total of $0.44 per share to shareholders of record as of the close of business on March 29, 2021.
On April 27, 2021, the Company received written notification from the FRB that the FRB has approved SHUSA’s request for an exception from the prohibition in the Interim Policy restricting the payment of certain dividends in the second quarter of 2021. The Company’s Board of Directors will determine whether a dividend will be declared and the timing and amount of any such dividend.

9.    Derivative Financial Instruments
The Company uses derivative financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company’s exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.
The underlying notional amounts of these derivative financial instruments at March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021			December 31, 2020
	Notional	Asset	Liability	Notional	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$2,150,000	$765	$(59,147)	$2,450,000	$123	$(70,589)
Interest rate swap agreements not designated as hedges	250,000	—	(11,119)	250,000	—	(12,934)
Interest rate cap agreements	9,338,393	15,783	—	10,199,134	4,617	—
Options for interest rate cap agreements	9,338,393	—	(15,783)	10,199,134	—	(4,617)

The aggregate fair value of the interest rate swap agreements is included on the Company’s consolidated balance sheets in other assets and other liabilities, as appropriate. The aggregate fair value of interest rate cap agreements are included in other assets and the related options in other liabilities on the Company’s consolidated balance sheets. See Note 10 - “Fair Value of Financial Instruments” to these Condensed Consolidated Financial Statements for additional disclosure of fair value and balance sheet location of the Company’s derivative financial instruments.
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross Amounts Not Offset in the Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of March 31, 2021 and December 31, 2020:

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Assets Presented in the Consolidated Balance Sheet	Collateral Received (a)	Net Amount
March 31, 2021
Interest rate swaps - third party (b)	$765	$(765)	$—
Interest rate caps - Santander and affiliates	$1,438	$(1,390)	$48
Interest rate caps - third party	14,345	(14,345)	—
Total derivatives subject to a master netting arrangement or similar arrangement	16,548	(16,500)	48
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$16,548	$(16,500)	$48
Total financial assets	$16,548	$(16,500)	$48

December 31, 2020
Interest rate swaps - third party (b)	$123	$(123)	$—
Interest rate caps - Santander and affiliates	463	(463)	—
Interest rate caps - third party	4,154	(4,154)	—
Total derivatives subject to a master netting arrangement or similar arrangement	4,740	(4,740)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$4,740	$(4,740)	$—
Total financial assets	$4,740	$(4,740)	$—
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

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Liabilities Presented in the Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
March 31, 2021
Interest rate swaps - third party (b)	$70,266	$(70,266)	$—
Interest rate caps - Santander and affiliates	1,438	(1,250)	188
Interest rate caps - third party	14,345	(6,323)	8,022
Total derivatives subject to a master netting arrangement or similar arrangement	86,049	(77,839)	8,210
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$86,049	$(77,839)	$8,210
Total financial liabilities	$86,049	$(77,839)	$8,210

December 31, 2020
Interest rate swaps - third party	$83,523	$(83,523)	$—
Interest rate caps - Santander and affiliates	463	(463)	—
Interest rate caps - third party	4,154	(4,154)	—
Total derivatives subject to a master netting arrangement or similar arrangement	88,140	(88,140)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$88,140	$(88,140)	$—
Total financial liabilities	$88,140	$(88,140)	$—
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$4,358	$(7,657)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$(244)

	Three Months Ended March 31, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(52,386)	$(824)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$9,171

The Company estimates that approximately $29,585 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

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
Financial Instruments Measured At Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and the level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance at March 31, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Other assets:
Trading interest rate caps (a)	$—	$15,783	$—	$15,783	$—	$4,617	$—	$4,617
Cash flow hedging interest rate swaps (a)	—	765	—	$765	—	123	—	$123
Available-for-sale-debt securities (b)	—	95,689	—	$95,689	—	95,654	—	$95,654
Retail installment contracts (c)(d)	—	—	3,965	$3,965	—	—	5,614	$5,614
Other liabilities:
Trading options for interest rate caps (a)	—	15,783	—	$15,783	—	4,617	—	$4,617
Cash flow hedging interest rate swaps (a)	—	59,147	—	$59,147	—	70,589	—	$70,589
Trading interest rate swaps (a)	—	11,119	—	$11,119	—	12,934	—	$12,934

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
(c)The fair values of the retail installment contracts are estimated using a DCF model are classified as Level 3. Changes in the fair value are recorded in investment gains (losses), net in the consolidated statement of income.
(d)The aggregate fair value of retail installment contracts in non-accrual status, as of March 31, 2021 and December 31, 2020, is $656 and $1,129, respectively.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance — beginning of year	$5,614	$4,719
Additions / issuances	—	2,512
Transfer from level 2 (a)	—	17,634
Net collection activities	(1,649)	(9,680)
Gains recognized in earnings	—	122
Balance — end of year	$3,965	$15,307
(a) The Company transferred retail installment contracts from Level 2 to Level 3 during the three months ended March 31, 2020 because the fair value for these assets could not be determined by using readily observable inputs at March 31, 2020. There were no other material transfers in or out of Level 3 during the three months ended March 31, 2021 and 2020.
Financial Instruments Measured At Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, respectively:

	Three Months Ended March 31, 2021		Year Ended December 31, 2020
	Total	Lower of cost or fair value expense	Total	Lower of cost or fair value expense
Other assets — vehicles (a)	$371,110	$—	$311,557	$—
Personal loans held for sale (b)	—	—	893,479	355,136
Retail installment contracts held for sale	—	—	674,048	$7,385
Auto loans impaired due to bankruptcy (c)	175,401	—	191,785	—
(a) The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.
(b) The estimated fair value for personal loans held for sale is calculated based on the lower of market participant view and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions. The lower of cost or fair value adjustment for personal loans held for sale includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period. On March 31, 2021, the Company sold the personal lending portfolio. Refer to Note 1 – “ Description of Business, Basis of Presentation, and Accounting Principles” to these Condensed Consolidated Financial Statements for more information.
(c) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices. No additional lower of cost or fair value expense was recorded for the three months ended March 31, 2021.

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020, respectively:

Financial Instruments	Fair Value at March 31, 2021	Valuation Technique	Unobservable Inputs	Range (weighted average) (a)
Financial Assets:
Retail installment contracts held for investment	$3,965	Discounted Cash Flow	Discount Rate	7%-13% (8%)
			Default Rate	4%-20% (6%)
			Prepayment Rate	4%-15% (15%)
			Loss Severity Rate	50%-60% (55%)
(a) Weighted average was developed by weighting the associated relative unpaid principal balances.

Financial Instruments	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$5,614	Discounted Cash Flow	Discount Rate	7%-11%
			Default Rate	4%-20%
			Prepayment Rate	15%-25%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$893,479	Lower of Market or Income Approach	Market Approach
			Market Participant View	60%-70%
Income Approach
			Discount Rate	20%-30%
			Default Rate	35%-45%
			Net Principal & Interest Payment Rate	65%-75%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$674,048	Discounted Cash Flow	Discount Rate	1.5% - 2.5%
			Default Rate	2% - 4%
			Prepayment Rate	10% - 20%
			Loss Severity Rate	50% - 60%

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2021 and December 31, 2020, and the level within the fair value hierarchy:

	March 31, 2021					December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$415,969	$415,969	$415,969	$—	$—	$109,053	$109,053	$109,053	$—	$—
Finance receivables held for investment, net (b)	25,905,719	28,546,529	—	—	28,546,529	26,806,606	29,464,066	—	—	29,464,066
Restricted cash (a)	2,623,565	2,623,565	2,623,565	—	—	2,221,094	2,221,094	2,221,094	—	—
Investments in debt securities held to maturity (c)	129,484	130,181	—	130,181	—	44,841	45,606	—	45,606	—
Total	$29,074,737	$31,716,244	$3,039,534	$130,181	$28,546,529	$29,181,594	$31,839,819	$2,330,147	$45,606	$29,464,066
Liabilities:
Notes Payable:
Facilities with third parties (d)	$2,348,545	$2,348,545	$—	$—	$2,348,545	$4,159,955	$4,159,955	$—	$—	$4,159,955
Secured structured financings (e)	25,692,019	26,122,220	—	20,154,566	5,967,654	26,177,401	26,673,970	—	18,291,898	8,382,072
Facilities with Santander and related subsidiaries (f)	10,501,060	10,707,931	—	—	10,707,931	10,801,318	11,333,823	—	—	11,333,823
Total	$38,541,624	$39,178,696	$—	$20,154,566	$19,024,130	$41,138,674	$42,167,748	$—	$18,291,898	$23,875,850

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
(b)Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments is determined as follows:
•Retail installment contracts held for investment and purchased receivables - credit deteriorated — The estimated fair value of all finance receivables at March 31, 2021 is estimated using a DCF model, and such receivables are classified as Level 3.
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

Investment gains (losses), net was comprised of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Gain (loss) on sale of loans and leases	$16,357	$—
Lower of cost or market adjustments	(31,848)	(62,958)
Other gains, (losses and impairments), net	779	(468)
	$(14,712)	$(63,426)

The lower of cost or market adjustments for the three months ended March 31, 2021 and 2020 included $65,047 and $110,199, respectively, in customer default activity, and favorable adjustments of $33,199 and $47,241 respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio.

On March 31, 2021, the Company sold the personal lending portfolio. Refer to Note 1 - “Description of Business, Basis of Presentation, and Accounting Principles” to these Condensed Consolidated Financial Statements for more information.

12.    Income Taxes
The Company recorded income tax expense of $234,457 (24.0% effective tax rate) and $(2,458) (38.1% effective tax rate) during the three months ended March 31, 2021 and 2020, respectively. The effective tax rate decreased primarily due to pre-tax income in the first quarter of 2021 compared to discrete tax adjustments that increased the tax benefit recorded on the pre-tax loss in the first quarter of 2020.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $648 and $11,191 at March 31, 2021 and December 31, 2020, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of March 31, 2021 and December 31, 2020, the Company has no earnings that are considered indefinitely reinvested.

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

13.    Computation of Basic and Diluted Earnings per Common Share

Earnings per common share (“EPS”) is computed using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities because holders of such awards have non-forfeitable dividend rights in the event of a declaration of a dividend on the Company’s common shares.

The calculation of diluted EPS excludes the effect of exercise or settlement that would be anti-dilutive for employee stock options of zero and 34,554 for the three months ended March 31, 2021 and 2020, respectively.

The following table represents EPS numbers for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Earnings per common share
Net income (loss)	$741,655	$(3,987)
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	306,109	334,026
Weighted average number of common shares outstanding (in thousands)	306,109	334,026
Earnings per common share	$2.42	$(0.01)
Earnings per common share - assuming dilution
Net income (loss)	$741,655	$(3,987)
Weighted average number of common shares outstanding (in thousands)	306,109	334,026
Effect of employee stock-based awards (in thousands)	216	320
Weighted average number of common shares outstanding - assuming dilution (in thousands)	306,325	334,346
Earnings per common share - assuming dilution	$2.42	$(0.01)

14.    Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2021 and December 31, 2020, all of which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2021	December 31, 2020
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$65,446	$43,778
Agreement with Bank of America	Servicer performance fee	182	1,200
Agreement with CBP	Loss-sharing payments	26	181
Other Contingencies	Consumer arrangements	17,186	22,155
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	28,812	31,936
	Total commitments and contingencies	$111,652	$99,250

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

MPLFA

Under terms of the MPLFA, the Company must make revenue sharing payments to Stellantis N.V. and also must share with Stellantis N.V. when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $65,446 and $43,778 at March 31, 2021 and December 31, 2020, respectively, related to these obligations.

The MPLFA also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to Stellantis N.V. retail financing. In turn, Stellantis N.V. must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $182 and $1,200 at March 31, 2021 and December 31, 2020, respectively, related to this obligation.
Agreement with CBP
Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $26 and $181 at March 31, 2021 and December 31, 2020, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $17,186 and $22,155 at March 31, 2021 and December 31, 2020, respectively, for other miscellaneous contingencies.
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

As of March 31, 2021 and December 31, 2020, the Company accrued aggregate legal and regulatory liabilities of $29 million and $32 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, is zero as of March 31, 2021. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Shareholder Derivative Lawsuit

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

Agreements
•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on account with new advances originated by Bluestem through April 2022.

During the first quarter, the Company completed the sale of the Bluestem personal lending portfolio to a third party. In addition, the Company executed a forward flow sale agreement with a third party to purchase all personal lending receivables that the Company purchases from Bluestem through the term of the agreement with Bluestem.

As of March 31, 2021 and December 31, 2020, the total unused credit available to customers was zero and $2.7 billion, respectively. In 2021, the Company purchased $0.3 billion of receivables, out of the $2.7 billion unused credit available to customers as of December 31, 2020. In 2020, the Company purchased $1.2 billion of receivables, out of the $3.0 billion unused credit available to customers as of December 31, 2019. In addition, the Company purchased $24,865 and $20,943 of receivables related to newly opened customer accounts during three months ended March 31, 2021 and 2020, respectively.

Each customer account generated under the agreements, generally, is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2021 and December 31, 2020, the Company was obligated to purchase zero and $14,222, respectively, in receivables that had been originated by Bluestem but not yet purchased by the Company.

•Others

Under terms of an application transfer agreement with Nissan, the Company has the first opportunity to review for its own portfolio any credit applications turned down by the Nissan’s captive finance company. The agreement does not require the Company to originate any loans, but for each loan originated by the Company, it will pay Nissan a referral fee.

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2021, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.

In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis. However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of March 31, 2021 and December 31, 2020, not subject to market price check was $15,318.

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

15.    Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities

Interest expense, including unused fees, for lines of credit from SHUSA (Note 7) totaled $74,019 and $63,018 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest for lines of credit from SHUSA at March 31, 2021 and December 31, 2020 was $38,314 and $40,234, respectively.

Interest expense, including unused fees, for lines of credit from Santander (Note 7) totaled $11,885 and zero for the three months ended March 31, 2021 and 2020, respectively. Accrued interest for lines of credit from Santander at March 31, 2021 and December 31, 2020 was $1,609 and $1,603, respectively.

Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of
$2,984,250 and $3,148,850 as of March 31, 2021 and December 31, 2020, respectively (Note 9). The Company had a collateral overage on derivative liabilities with Santander and affiliates of zero and $907 as of March 31, 2021 and December 31, 2020, respectively.

Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $402 and $553 for the three months ended March 31, 2021 and 2020, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Total serviced portfolio	$171,450	$190,504
Cash collections due to owner	24,281	19,650
Servicing fees receivable	2,788	1,769
Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess CCAP dealer lending opportunities, and SBNA is required to pay the Company an origination fee for each loan originated under the agreement. The agreement also transferred the servicing of all CCAP receivables from dealers, including receivables held by SBNA to the Company and from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of March 31, 2021 or December 31, 2020 for such advances.
Other information related to the above transactions with SBNA is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Origination and renewal fee income from SBNA	$—	$1,509
Servicing fees expenses charged by SBNA	90	74

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, which settles the transaction with the dealer. The Company owed SBNA $9,073 and $7,548 related to such originations as of March 31, 2021 and December 31, 2020, respectively.
The Company received a $9,000 referral fee in connection with a sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of March 31, 2021 and December 31, 2020, the unamortized fee balance was $2,025 and $2,250, respectively. The Company recognized $225 of income related to the referral fee for the three months ended March 31, 2021 and 2020, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Stellantis N.V. dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. For the three months ended March 31, 2021 and 2020, the Company facilitated the purchase of $2.0 billion and $1.1 billion of retail installment contacts, respectively. The Company recognized origination fee and servicing fee income of $11,566 and $10,488 for the three months ended March 31, 2021 and 2020, respectively, of which $4,120 is receivable as of March 31, 2021 and $970 was payable as of March 31, 2020.
Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement. For the three months ended March 31, 2021 and 2020, the Company received the servicing fee income of $2,889 and $5,973, respectively, for the servicing of these loans.
Servicing fee receivable, as of March 31, 2021 and December 31, 2020, was $914 and $1,070, respectively. The Company had $6,147 and $6,203 of collections due to Santander, as of March 31, 2021 and December 31, 2020, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint book runner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS for the three months ended March 31, 2021 and 2020, totaled $1,192 and $808, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Employee compensation

Sandra Broderick is Head of Operations and Executive Vice President of the Company and Head of Operations and Senior Executive Vice President of SHUSA. During the three months ended March 31, 2021, SHUSA owed the Company $48 for the share of compensation expense based on time allocation between her services to the Company and SHUSA.

In addition, certain employees of the Company and SHUSA provide services to each other. For the three months ended March 31, 2021 and 2020, the Company owed SHUSA approximately $4,896 and $4,479 and SHUSA owed the Company approximately $2,303 and $1,518 for such services, respectively.

Other related-party transactions

•The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended March 31, 2021 and 2020, the Company recorded $44 in sublease revenue on this property.

•The Company has certain deposit and checking accounts with SBNA. As of March 31, 2021 and December 31, 2020, the Company had a balance of $356,911 and $32,490, respectively, in these accounts.

•The Company and SBNA have a Credit Card Agreement (Card Agreement) whereby SBNA provides credit card services for travel and related business expenses for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of March 31, 2021, the activities associated with the program were insignificant.

•The Company pays SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses $33 and $58 for the three months ended March 31, 2021 and 2020, respectively.

•The Company has contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $787 and $510 for the three months ended March 31, 2021 and 2020, respectively.

•Santander Global Tech (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, provides professional services, telecommunications, and internal and/or external applications to the Company. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled zero and $179 for the three months ended March 31, 2021 and 2020, respectively.

•The Company partners with SHUSA to place Cyber Liability Insurance in which participating worldwide Santander entities share €270 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $188 and $108 for the three months ended March 31, 2021 and 2020, respectively. In addition, the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $513 and $183 and for the three months ended March 31, 2021 and 2020, respectively.

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
Compensation expense related to the 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero recorded for the three months ended March 31, 2021 and 2020. The Company recognized $5,448 and $4,038 related to stock options and restricted stock units within compensation expense for the three months ended March 31, 2021 and 2020, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	169,369	$13.01	1.9	$1,543
Granted	—	—	—	—
Exercised	(47,359)	9.22	—	775
Expired	—	—	—	—
Forfeited	—	—	—	—
Other (a)	—	—	—	—
Options outstanding at March 31, 2021	122,010	14.49	2.1	1,534
Options exercisable at March 31, 2021	122,010	$14.49	2.1	$1,534
Options expected to vest at March 31, 2021	—	$—	0	$—
(a) Represents stock options that were reinstated.

A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the three months ended March 31, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	367,012	$19.78	0.8	$8,082
Granted	324,295	25.38	—	—
Vested	(340,511)	22.27	—	8,638
Forfeited/canceled	(7,362)	14.32	—	—
Non-vested at March 31, 2021	343,434	$22.66	1.5	$9,293

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q should be read in conjunction with the 2020 Annual Report on Form 10-K and in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Additional information, not part of this filing, about the Company is available on the Company’s website at www.santanderconsumerusa.com. The Company’s recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, as well as other filings with the SEC, are available free of charge through the Company’s website by clicking on the “Investors” page and selecting “SEC Filings.” The Company’s filings with the SEC and other information may also be accessed at the SEC’s website at www.sec.gov.

Background and Overview

The Company was formed in 2013 as a corporation in the state of Delaware and is the holding company for SC Illinois, a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of April 26, 2021, approximately 80.2%) by SHUSA, a wholly-owned subsidiary of Santander.
The Company is managed through a single reporting segment, Consumer Finance, which includes vehicle financial products and services, including retail installment contracts, vehicle leases, and financial products and services related to recreational and marine vehicles, and other consumer finance products.
CCAP continues to be a focal point of the Company’s strategy. Since May 2013, under the MPLFA with FCA, the Company has operated as Stellantis N.V.'s preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis N.V. customers and dealers under the CCAP brand. The Company’s average penetration rate under the MPLFA for the three months ended March 31, 2021 was 36%, decrease from 39% for the same period in 2020.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with Stellantis N.V. to continue to strengthen its relationship and create value within the CCAP program. During the three months ended March 31, 2021, the Company originated $3.7 billion in CCAP loans which represented 57% of total retail installment contract originations (unpaid principal balance), as well as $2.2 billion in CCAP leases. Additionally, substantially all of the leases originated by the Company during the three months ended March 31, 2021 were under the MPLFA.
Economic and Business Environment

Unemployment rates are 6.0% as reported by the Bureau of Labor Statistics for March 31, 2021, and the federal funds rate was in the range of 0.00% to 0.25% on March 31, 2021.

Additionally, the Company is exposed to geographic customer concentration risk, which could have an adverse effect on the
Company’s business, financial position, results of operations or cash flow. Refer to Note 2 - "Finance Receivables" to the accompanying condensed consolidated financial statements for the details on the Company’s retail installment contracts by state concentration.

Regulatory Matters
The U.S. lending industry is highly regulated under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, SCRA, and Unfair, Deceptive, or Abusive Acts or Practices, Credit CARD, Bank Secrecy Act, Telephone Consumer Protection, FIRREA, and Gramm-Leach-Bliley Acts, as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the SEC, the CFPB, the FTC, and the DOJ and by regulatory agencies in each state in which the Company is licensed. In addition, the Company is directly and indirectly, through its relationship with SHUSA, subject to certain bank regulations, including oversight by the OCC, the European Central Bank, and the Federal Reserve, which have the ability to limit certain of the Company’s activities, such as share repurchase program, the timing and amount of dividends and certain transactions that the Company might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Company’s growth.
The March 5, 2021, announcement by the U.K.’s Financial Conduct Authority (FCA) confirmed unavailability of USD LIBOR rates beyond June 30, 2023 and cessation of one-week and two-month USD LIBOR by December 31, 2021. ISDA announced these statements are an “Index Cessation Event” under the IBOR Fallbacks Supplement and the ISDA 2020 IBOR Fallbacks Protocol, which in turn triggers a “Spread Adjustment Fixing Date” under the Bloomberg IBOR Fallback Rate Adjustments Rule Book. As a result, when USD LIBOR tenors cease and the fallback rates apply, fallbacks for derivatives under ISDA’s documentation shift to forms of the Secured Overnight Financing Rate (SOFR) plus the fixed spread adjustment.

The regulatory agencies also confirmed that the March 5, 2021 announcements constitute a “Benchmark Transition Event” with respect to all LIBOR settings.

The Company holds debt, derivatives, and other financial instruments that use USD LIBOR as a reference rate and that will be impacted by the demise of LIBOR. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of March 31, 2021, the Company has approximately $5 billion of liabilities with LIBOR exposure. The Company also had approximately $21 billion in notional amounts of derivative contracts with LIBOR exposure.
Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A – Risk Factors of the 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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

Recent Developments and Other Factors Affecting The Company’s Results of Operations
COVID-19 Summary
Beginning in March 2020, the novel strain of coronavirus, or COVID-19, had materially impacted our business. Similar to many other financial institutions, we took measures to mitigate our customers’ COVID-19 related economic challenges. We experienced an increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted as detailed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Quality.
Please refer to Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2020 Annual Report on Form 10-K for additional details regarding COVID-19.

Volume

The Company’s originations of retail installment contracts and leases, including revolving loans, average APR, and dealer discount (net of dealer participation) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$4,383,146	$3,846,226
Average APR	15.0%	15.3%
Average FICO® (a)	606	607
Discount/(premium)	(1.6)%	(0.8)%

Personal loans (b)	$—	$270,835
Average APR	—%	29.8%

Leased vehicles	$2,154,506	$2,020,721

Finance lease	$2,796	$3,002
Total originations retained	$6,540,448	$6,140,784

Sold Originations
Retail installment contracts	$95,738	$—
Average APR	9.5%	—%
Average FICO® (c)	688	—

Personal Loans (d)	$292,709	$—
Average APR	29.7%	—%

Total Originations Sold	$388,447	$—

Total originations (excluding SBNA Originations Program)	$6,928,895	$6,140,784

(a)Unpaid principal balance excluded from the weighted average FICO score is $450 million and $432 million as the borrowers on these loans did not have FICO scores at origination and of these amounts, $154 million and $139 million, respectively, were commercial loans for the three months ended March 31, 2021 and 2020, respectively.
(b)    Included in the total origination volume is $21 million for the three months ended March 31, 2020 related to newly opened accounts.
(c)    Unpaid principal balance excluded from the weighted average FICO score is $2 million and zero for the three months ended March 31, 2021 and 2020, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero were commercial loans for the three months ended March 31, 2021 and 2020, respectively.
(d)    Included in the total origination volume is $25 million for the three months ended March 31, 2021 related to newly opened accounts.

Total auto originations (excluding SBNA Origination Program) increased $1.1 billion, or 18.0%, from the three months ended March 31, 2020 to three months ended March 31, 2021. The Company's initiatives to improve our pricing, as well as, our dealer and customer experience have increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. CCAP volume and penetration rates are influenced by strategies implemented by Stellantis N.V. and the Company, including product mix and incentives.

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from Stellantis N.V. dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three months ended March 31, 2021 and 2020 the Company facilitated the purchase of $2.0 billion and $1.1 billion of retail installment contacts, respectively.

The Company’s originations of retail installment contracts and leases by vehicle type during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,475,739	32.9%	$1,229,615	32.0%
Truck and utility	2,847,447	63.6%	2,425,512	63.0%
Van and other (a)	155,698	3.5%	191,099	5.0%
	$4,478,884	100.0%	$3,846,226	100.0%

Leased vehicles
Car	$35,391	1.6%	$70,152	3.5%
Truck and utility	2,069,909	96.1%	1,899,568	94.0%
Van and other (a)	49,206	2.3%	51,001	2.5%
	$2,154,506	100.0%	$2,020,721	100.0%

Total originations by vehicle type
Car	$1,511,130	22.8%	$1,299,767	22.2%
Truck and utility	4,917,356	74.1%	4,325,080	73.7%
Van and other (a)	204,904	3.1%	242,100	4.1%
	$6,633,390	100.0%	$5,866,947	100.0%
(a) Other primarily consists of commercial vehicles.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	(Dollar amounts in thousands)
Retail installment contracts
Car	$11,578,356	36.4%	$11,727,343	35.6%
Truck and utility	19,026,521	59.8%	19,939,215	60.5%
Van and other (a)	1,208,883	3.8%	1,270,478	3.9%
	$31,813,760	100.0%	$32,937,036	100.0%
Leased vehicles
Car	$668,821	3.9%	$766,451	4.4%
Truck and utility	16,188,643	93.7%	16,052,162	93.0%
Van and other (a)	416,353	2.4%	440,855	2.6%
	$17,273,817	100.0%	$17,259,468	100.0%
Total by vehicle type
Car	$12,247,177	24.9%	$12,493,794	24.9%
Truck and utility	35,215,164	71.8%	35,991,377	71.7%
Van and other (a)	1,625,236	3.3%	1,711,333	3.4%
	$49,087,577	100.0%	$50,196,504	100.0%
(a) Other primarily consists of commercial vehicles.

The Company's asset sales for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(Dollar amounts in thousands)
Retail installment contracts	$2,380,785	$—
Average APR	4.0%	—%
Average FICO®	740	—

Personal Loans	$1,253,476	$—
Average APR	29.7%	—

Total Asset Sales	$3,634,261	—
The unpaid principal balance, average APR, and remaining unaccreted net discount of the Company’s held for investment portfolio as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(Dollar amounts in thousands)
Retail installment contracts	$31,813,760	$32,937,036
Average APR	15.9%	15.2%
Discount/(premium)	(0.48)%	(0.15)%

Leased vehicles	$17,273,817	$17,259,468

Finance leases	$27,199	$26,150

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

The Company generally does not acquire receivables from dealers at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate, and the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 9.9% to 16.1% as of March 31, 2021, and 5.0% to 11.0% as of March 31, 2020.

Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis.

During the three months ended March 31, 2021 and 2020 the Company recognized certain retail installment contracts with an unpaid principal balance of zero and $76,878, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of ACL. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For the Company’s existing purchased receivables portfolios - credit deteriorated, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and records monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

The Company classifies most of its vehicle leases as operating leases. The Company records the net capitalized cost of each lease as an asset, which is depreciated on a straight-line basis over the contractual term of the lease to the expected residual value. The Company records lease payments due from customers as income until and unless a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued and reversed. The Company resumes and reinstates the accrual of revenue if a delinquent account subsequently becomes 60 days or less past due. The Company amortizes subvention payments from the manufacturer, down payments from the customer, and initial direct costs incurred in connection with originating the lease on a straight-line basis over the contractual term of the lease.

Three Months March 31, 2021 Compared to Three Months Ended March 31, 2020
Interest on Finance Receivables and Loans

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Income from retail installment contracts	$1,215,905	$1,179,436	$36,469	3%
Income from purchased receivables portfolios - credit deteriorated	486	788	(302)	(38)%
Income from receivables from dealers	—	54	(54)	(100)%
Income from personal loans	88,260	93,541	(5,281)	(6)%
Total interest on finance receivables and loans	$1,304,651	$1,273,819	$30,832	2%

Income from retail installment contracts increased $36 million or 3% from the first quarter of 2021 to the first quarter of 2020 primarily due to increase in average outstanding balance of the Company's portfolio, offset by sale of gross retail installment contracts to third party investors in off-balance sheet securitizations.
Income from personal loans decreased $5 million or 6%, from the first quarter of 2021 to the first quarter of 2020 primarily due to 28% decrease in average outstanding balance of the Company's portfolio. On March 31, 2021, the Company completed the sale of the $1.3 billion Bluestem personal lending portfolio BB Allium LLC. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to the condensed consolidated financial statements, for additional information regarding the sale.

Leased Vehicle Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$740,884	$747,979	$(7,095)	(1)%
Leased vehicle expense	423,795	552,912	(129,117)	(23)%
Leased vehicle income, net	$317,089	$195,067	$122,022	63%

Leased vehicle income, net increased $122 million or 63% in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by an increase in liquidated units. Through the MPLFA, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$246,426	$318,714	$(72,288)	(23)%
Interest expense on derivatives	7,111	10,120	(3,009)	(30)%
Total interest expense	$253,537	$328,834	$(75,297)	(23)%
Total interest expense decreased $75 million or 23% from the first quarter of 2021 to the first quarter of 2020, primarily due to a lower interest rate environment and lower debt balances.
Credit Loss Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Credit loss expense	$136,209	$907,888	$(771,679)	(85)%
Credit loss expense decreased $772 million or 85% in the first quarter of 2021 as compared to the first quarter of 2020, primarily driven by the additional reserve to address credit risk associated with the COVID-19 outbreak and associated economic recession during the first quarter of 2020, and decrease in charge-offs in 2021.
Profit Sharing

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$67,326	$14,295	$53,031	371%

Profit sharing expense consists of revenue sharing related to the MPLFA and profit sharing on personal loans originated pursuant to the agreements with Bluestem. Profit sharing expense increased in the first quarter of 2021 as compared to the first quarter of 2020, primarily due to an increase in the lease portfolio, and an improvement in Bluestem results during the first quarter of 2021, prior to sale of the personal lending portfolio on March 31, 2021. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to the accompanying condensed consolidated financial statements , for additional information regarding the sale.

Other Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Investment losses, net	$(14,712)	$(63,426)	$48,714	(77)%
Servicing fee income	18,694	19,103	(409)	(2)%
Fees, commissions, and other	100,528	95,130	5,398	6%
Total other income	$104,510	$50,807	$53,703	106%

Average serviced for others portfolio	$12,584,573	$10,227,948	$2,356,625	23%
Investment losses, net decreased in the first quarter of 2021 as compared to the first quarter of 2020, primarily due to the sale of the personal lending portfolio.
Servicing fee income remained flat in the first quarter of 2021 as compared to the first quarter of 2020. The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. The serviced for others portfolio as of March 31, 2021 and 2020 was as follows:

	March 31,
	2021	2020
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$10,586,778	$8,760,998
SBNA leases	—	131
Total serviced for related parties	$10,586,778	$8,761,129
CCAP securitizations	63,188	152,950
SCART securitizations	2,623,575	—
Other third parties	942,918	1,417,358
Total serviced for third parties	$3,629,681	$1,570,308
Total serviced for others portfolio	$14,216,459	$10,331,437

Fees, commissions, and other primarily includes late fees, miscellaneous, and other income and increased primarily due to growth in lease portfolio and increase in customer payments of late fees in the first quarter of 2021 as compared to the first quarter of 2020.
Total Operating Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$153,895	$133,326	$20,569	15%
Repossession expense	45,346	57,662	(12,316)	(21)%
Other operating costs	95,251	91,685	3,566	4%
Total operating expenses	$294,492	$282,673	$11,819	4%
Compensation expenses increased $21 million or 15% in the first quarter of 2021 as compared to the first quarter of 2020, primarily due to an increase of 227 employees and an increase in medical claims reserve.
Repossession expense decreased $12 million or 21% in the first quarter of 2021 as compared to the first quarter of 2020, primarily due to continued lower volume of involuntary repossessions nationwide as a result of the COVID-19 outbreak.

Income Tax Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$234,457	$(2,458)	$236,915	(9,639)%
Income before income taxes	976,112	(6,445)	982,557	(15,245)%
Effective tax rate	24.0%	38.1%

The effective tax rate decreased from 38.1% in the first quarter of 2020 to 24.0% in the first quarter of 2021, primarily due to pre-tax income in the first quarter of 2021 compared to discrete tax adjustments that increased the tax benefit recorded on the pre-tax loss in the first quarter of 2020.

Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$8,748	$(36,962)	$45,710	(124)%

The change in unrealized gains (losses) in the first quarter of 2020 as compared to the first quarter of 2021, was primarily driven by an increase in cash flow hedge portfolio related to mark-to-market valuation, as shown in Note 9 “Derivative Financial Instruments” to the accompanying condensed consolidated financial statements.
Credit Quality
Loans and Other Finance Receivables
Allowance for Credit losses
Non-prime loans comprise 79% of the Company’s portfolio as of March 31, 2021. The Company records an ACL at a level considered adequate to cover current expected credit losses in the Company’s retail installment contracts and other loans and receivables held for investment, based upon a holistic assessment including both quantitative and qualitative considerations. Refer to Note 2 - "Finance Receivables" and Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s held for investment portfolio of retail installment contracts as of March 31, 2021 and December 31, 2020.
Credit risk profile

A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines (represents number of approved credit accounts reported to credit reporting agencies), and length of credit history, each as determined at origination, as of March 31, 2021 and December 31, 2020 was as follows (dollar amounts in billions, totals may not foot due to rounding):

March 31, 2021
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$3.1	97%	$0.1	3%	$0.0	—%	$0.0	—%	$3.2	10%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	2%
<540	<36	0.1	33%	0.1	33%	0.0	—%	0.1	33%	0.3	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.3	90%	4.8	15%
540-599	<36	0.3	33%	0.2	22%	0.1	11%	0.3	33%	0.9	4%
	36+	0.2	2%	0.3	3%	0.3	3%	9.2	93%	9.9	30%
600-639	<36	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.1	2%	5.1	94%	5.4	17%
>=640 (b)	<36	0.9	64%	0.2	14%	0.1	7%	0.2	14%	1.4	4%
	36+	0.1	2%	0.1	2%	0.1	2%	4.2	93%	4.5	14%
Total (c)		$5.6	17%	$1.7	5%	$1.1	3%	$23.8	74%	$32.1	100%

December 31, 2020
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$3.0	97%	$0.1	3%	$0.0	—%	$0.0	—%	$3.1	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	2%
<540	<36	0.0	—%	—	—%	0.1	50%	0.1	50%	0.2	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.3	90%	4.8	15%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	3%	9.0	93%	9.7	28%
600-639	<36	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.1	2%	5.0	94%	5.3	16%
>640 (b)	<36	1.0	59%	0.3	18%	0.2	12%	0.2	12%	1.7	5%
	36+	0.1	2%	0.1	2%	0.1	2%	5.5	95%	5.8	18%
Total (c)		$5.5	17%	$1.6	5%	$1.3	4%	$24.7	75%	$33.1	100%
(a) Includes commercial loans
(b)Beginning in 2021, loans with FICO score of 640 are disclosed in the >=640 category. As of December 31, 2020, loans with FICO score of 640 were included in the 600-639 category.
(c) The amount of accrued interest excluded from the disclosed amortized cost as of March 31, 2021 and December 31, 2020 is $346 million and $416 million, respectively.

Delinquencies

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

In each case, the period of delinquency is based on the number of days payments are contractually past due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company’s delinquencies have been highest in the period from November through January due to consumers’ holiday spending. For the three months ended March 31, 2021, delinquency rates have been positively impacted (lower) due to the benefits of government stimulus payments and tax refunds provided to customers.

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the retail installment contracts held for investment that were placed on nonaccrual status, as of March 31, 2021 and December 31, 2020.
Credit Loss Experience
The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(Dollar amounts in thousands)
Principal outstanding at period end	$31,813,760	$30,741,144
Average principal outstanding during the period	$32,569,618	$30,718,119
Number of receivables outstanding at period end	1,891,136	1,921,789
Average number of receivables outstanding during the period	1,920,459	1,839,800
Number of repossessions (a)	47,523	65,710
Number of repossessions as a percent of average number of receivables outstanding	9.9%	14.3%
Net losses	$244,075	$593,046
Net losses as a percent of average principal amount outstanding (b)	3.0%	7.7%
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
There were no charge-offs on the Company’s receivables from dealers for the three months ended March 31, 2021 and 2020. Net charge-offs on the finance lease receivables portfolio, totaled $(1,101) and $569 for the three months ended March 31, 2021 and 2020, respectively.
Deferrals and Troubled Debt Restructurings

In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to customers on its retail installment contracts, whereby the customer is allowed to defer a maximum of three payments per event to the end of the loan. The Company’s policies and guidelines limit the frequency of each new deferral to one deferral every six months, regardless of the length of any prior deferral. Further, the maximum number of lifetime months extended for all automobile retail installment contracts is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of months have passed since origination. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.
In March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs to mitigate the adverse effects of COVID-19. These programs temporarily revised the practices noted above during 2020. As of March 31, 2021 the Company has generally returned to these servicing practices, with the exception of an increased limit on total months of extensions allowed. The Company's predominant program offering is a two-month deferral of payments to the end of the loan term and waiver of late charges.

At the implementation of the COVID-19 programs in March 2020, we experienced an increase in requests for extensions related to COVID-19 and over 1 million COVID-19 loan extensions have been granted. As of March 31, 2021, over one third (or $12 billion in balances) of our customers have received a COVID-19 deferral. At March 31, 2021 and December 31, 2020, the Company had $184 million and $1.1 billion of loans in active deferral, representing 0.6% and 3.2% of the portfolio, respectively. In the first quarter of 2021 the number of COVID-19 deferrals has moderated and as of March 2021, the overall extension volumes are consistent with volumes experienced before the COVID-19 pandemic, and the Company has generally returned to its historic servicing practices with the exception of an increased limit on the total months of extensions allowed.
The following is a summary of all deferrals (amortized cost) on the Company’s retail installment contracts held for investment as of the dates indicated:

	March 31, 2021		December 31, 2020
	(Dollar amounts in thousands)
Never deferred	$20,997,437	65.5%	$20,824,336	63.0%
Deferred once	4,504,374	14.0%	5,245,471	15.8%
Deferred twice	2,698,556	8.4%	3,083,542	9.3%
Deferred 3 - 4 times	2,693,759	8.4%	2,842,870	8.6%
Deferred greater than 4 times	1,177,502	3.7%	1,104,369	3.3%
Total (a)	$32,071,628		$33,100,588

(a) The amount of accrued interest excluded from the disclosed amortized cost as of March 31, 2021 and December 31, 2020 is $346 million and $416 million, respectively.

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

In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and concludes that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. The Company applied this guidance to deferrals executed in response to COVID-19 and did not designate borrowers who were less than 30 days past due at the time of the COVID-19 extension program as TDRs, even if they would have otherwise qualified. Upon exceeding six months of COVID-19 extensions, borrowers are designated as a TDR. The Company ceased to apply this guidance effective January 1, 2021 and reverted back to our pre-COVID-19 method, as described above, of determining whether or not a modification qualifies as a TDR.
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
The following is a summary of the amortized cost (including accrued interest) balance as of March 31, 2021 and December 31, 2020 of loans that have received these modifications and concessions;

	March 31, 2021	December 31, 2020
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$443,709	$579,187
Bankruptcy-related accounts	19,543	23,865
Extension of maturity date	84,515	69,613
Interest rate reduction	77,773	76,786
Max buy rate and fair lending (b)	7,718,368	7,459,761
Other (c)	436,745	391,424
Total modified loans	$8,780,653	$8,600,636
(a) Reduces a customer’s payment for a temporary time period (no more than six months)
(b) Max buy rate modifications comprise loans modified by the Company to adjust the interest rate quoted in a dealer-arranged financing. The Company reassesses the contracted APR when changes in the deal structure are made (e.g., higher down payment and lower vehicle price). If any of the changes result in a lower APR, the contracted rate is reduced. Substantially all deal structure changes occur within seven days of the date the contract is signed. These deal structure changes are made primarily to give the consumer the benefit of a lower rate due to an improved contracted deal structure compared to the deal structure that was approved during the underwriting process. Fair Lending modifications comprises loans modified by the Company related to possible “disparate impact” credit discrimination in indirect vehicle finance. These modifications are not considered a TDR event because they do not relate to a concession provided to a customer experiencing financial difficulty.
(c) Includes various other types of modifications and concessions, such as hardship modifications that are considered a TDR event.

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s amortized cost (including accrued interest) in TDRs and a summary of delinquent TDRs, as of March 31, 2021 and December 31, 2020.

The following table shows the components of the changes in the amortized cost (including accrued interest) in retail installment contract TDRs for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance — beginning of period	$4,011,780	$3,828,892
New TDRs	1,022,154	185,767
Charge-offs	(202,461)	(289,567)
Paydowns (a)	(351,405)	(288,339)
Others	(49,556)	—
Balance — end of period (b)	$4,430,512	$3,436,753
(a) Includes net discount accreted in interest income for the period.
(b) excluding collateral-dependent bankruptcy TDRs

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $6.2 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the three months ended March 31, 2021, the Company completed on-balance sheet funding transactions totaling approximately $3.5 billion, including:
•securitization on the Company’s SDART platform for approximately $1.9 billion;
•lease securitization on our SRT platform for approximately $1.6 billion;

The Company also completed approximately $2.4 billion in asset sales to third parties.

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

The Company has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support Core and CCAP Loan financing. As of March 31, 2021 there was an outstanding balance of approximately $2.3 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of March 31, 2021 there is no outstanding balance under any repurchase agreements.
Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of March 31, 2021 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	350,000	350,000	350,000	350,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	450,000	450,000	450,000	450,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	750,000	750,000	750,000	750,000
Promissory Note	SHUSA	1,000,000	1,000,000	1,000,000	1,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Line of Credit	SHUSA	—	500,000	96,444	450,000
Line of Credit	SHUSA	—	2,500,000	—	—
		$10,500,000	$13,500,000

SHUSA provides the Company with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. SHUSA also provides the Company with $6.5 billion of term promissory notes with maturities ranging from May 2021 to May 2025. Santander provides the Company with $4 billion of unsecured promissory notes with maturities ranging from June 2022 and September 2022.
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

Off-Balance Sheet Financing

Beginning in 2017, the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through securitization platforms. As all of the notes and residual interests in the securitizations were issued to Santander, the Company recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from the Company’s consolidated balance sheets. Beginning in 2018, this program has been replaced with a new program with SBNA, whereby the Company has agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchasing of retail loans, primarily from Stellantis N.V. dealers, all of which are serviced by the Company.

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

	Three Months Ended March 31,
	2021	2020
	(Dollar amounts in thousands)
Net cash provided by operating activities	$2,061,117	$1,395,116
Net cash provided by (used in) investing activities	1,398,432	(1,542,427)
Net cash provided by (used in) financing activities	(2,750,162)	474,816
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $0.7 billion from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to the sale of the personal loan portfolio and an increase in proceeds on receivables held for sale.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $2.9 billion from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to $2.4 billion decrease in originations of finance receivables held for investment (net),$619.7 million decrease in originations and purchases of portfolios, and $556.4 million decrease in proceeds from sale of leased vehicles.
Net Cash Used in Financing Activities
Net cash used in financing activities decreased by $3.2 billion from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to decrease in payments for notes payable of $3.6 billion; offset by 0.5 billion increase of shares repurchased primarily due to tender offer program, which expired on February 27, 2020.

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
The following table summarizes the Company’s contractual obligations as of March 31, 2021:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$12,547	$28,976	$25,466	$6,926	$73,915
Notes payable - credit facilities and related party	2,872,345	8,476,200	1,500,000	—	12,848,545
Notes payable - secured structured financings (a)	307,580	9,300,314	11,484,335	4,676,250	25,768,479
Contractual interest on debt	756,255	735,698	182,934	58,002	1,732,889
Total	$3,948,727	$18,541,188	$13,192,735	$4,741,178	$40,423,828
(a)Adjusted for unamortized costs of $76 million.
Risk Management Framework

The Company’s risk management framework is overseen by its Board, the RC, its management committees, its executive management team, an independent risk management function, an internal audit function and all of its associates. The RC, along with the Company’s full Board, is responsible for establishing the governance over the risk management process, providing oversight in managing the aggregate risk position and reporting on the comprehensive portfolio of risk categories and the potential impact these risks can have on the Company’s risk profile. The Company’s primary risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk and model risk. For more information regarding the Company’s risk management framework, please refer to the Risk Management Framework section of the 2020 Annual Report on Form 10-K.

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

Part II, Item 8 – Financial Statements and Supplementary Data (Note 1) in the 2020 Annual Report on Form 10-K described the methodology used to determine the ACL and reserve for unfunded lending commitments in the Consolidated Balance Sheets.

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

The Company has policies in place designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of March 31, 2021, the notional value of the Company’s interest rate swap agreements was $2.4 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of March 31, 2021 the notional value of the Company’s interest rate cap agreements was $18.7 billion, under which, all notional was executed Back-to-Back.

The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of March 31, 2021, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s net interest income by $2 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of March 31, 2021, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $64 million.

Collateral Risk

The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with Stellantis N.V.. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and Stellantis N.V. then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, Stellantis N.V. is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with Stellantis N.V. through the first quarter of 2021, approximately 90% of full-term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employs a team of individuals experienced in forecasting residual values.

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

Liquidity Risk

The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•that the Company maintain at least eight external credit providers (as of March 31, 2021, it had thirteen);
•that the Company relies on Santander and affiliates for no more than 30% of its funding (as of March 31, 2021, Santander and affiliates provided 27% of its funding);
•that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of March 31, 2021, the highest single lender’s commitment was 15% (not including repo)); and
•that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of March 31, 2021, one of the Company’s warehouse facilities are scheduled to mature in the next six or twelve months).

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
To mitigate operational risk, the Company maintains an extensive compliance, internal control, and monitoring framework, which includes the gathering of corporate control performance threshold indicators, Sarbanes-Oxley testing, monthly quality control tests, ongoing compliance monitoring with applicable regulations, internal control documentation and review of processes, and internal audits. The Company also utilizes internal and external legal counsel for expertise when needed. Upon hire and annually, all associates receive comprehensive mandatory regulatory compliance training. In addition, the Board receives annual regulatory and compliance training. The Company uses industry-leading call mining that assists the Company in analyzing potential breaches of regulatory requirements and customer service.
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
Incorporated by reference from Part I, Item 2 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations —Risk Management Framework” above.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of March 31, 2021 (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 pandemic to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Reference should be made to Note 14 – “Commitments and Contingencies” to the accompanying condensed consolidated financial statements, which is incorporated herein by reference, for information regarding legal proceedings in which the Company is involved, which supplements the discussion of legal proceedings set forth in Note 15 – “Related-Party Transactions” to the accompanying condensed consolidated financial statements included in the 2020 Annual Report on Form 10-K.

Item 1A.	Risk Factors

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow. There have been no material changes from the risk factors set forth under Part I, Item 1A – Risk Factors, in the 2020 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q.
The following table presents information regarding repurchases of the Company’s common stock as part of publicly announced plans or programs during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				$547,825
January 1 - January 31	—	$—	—	547,825
February 1 - February 28	—	—	—	547,825
March 1 - March 31	357,747	$26.46	357,747	538,359
Total	357,747	$26.46	357,747

Refer to Note 8 of the accompanying condensed consolidated financial statements for additional details on share repurchases.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

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

The following activities are disclosed in response to Section 13(r) with respect to the Group and its affiliates. During the period covered by this report:

•Santander UK holds five blocked accounts for three customers, with the first customer holding one GBP savings account and one GBP current account, the second customer holding one GBP savings account and the third customer holding two GBP current accounts. All three customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. Revenues and profits generated by Santander UK on these accounts in the first quarter of 2021 were negligible relative to the overall profits of Banco Santander S.A.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions programme. The accounts held by one customer were fully inaccessible at the time of the US designation and were blocked at the time of the account going into a debit balance. The accounts held by the second customer were blocked immediately following the US designation and have remained frozen throughout the first quarter of 2021. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the first quarter of 2021.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for Bank Melli. Three USD accounts and four EUR accounts. The accounts have been blocked since 2008. Bank Melli is currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the first quarter of 2021

•The Group also has certain legacy performance guarantees for the benefit of Bank Mellat (stand-by letters of credit to guarantee the obligations – either under tender documents or under contracting agreements – of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first quarter of 2021 which were negligible relative to the overall revenues and profits of Banco Santander, S.A. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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
Name: Mahesh Aditya
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mahesh Aditya	President and Chief Executive Officer	April 29, 2021
Mahesh Aditya	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	April 29, 2021
Fahmi Karam	(Principal Financial and Accounting Officer)