Form 10-Q
period 2021-06-30
Santander Consumer USA Holdings Inc.
filed 2021-07-30
CIK 1580608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered	Outstanding shares at July 26, 2021
Common Stock ($0.01 par value)	SC	New York Stock Exchange	306,081,081

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
•there can be no assurance that the proposed acquisition of all of our outstanding common stock by SHUSA will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed by SHUSA;
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

Glossary

The following is a list of abbreviations, acronyms, and commonly used terms used in this Quarterly Report on Form 10-Q.

ABS	Asset-backed securities
ACL	Allowance for credit loss
Advance Rate	The maximum percentage of collateral that a lender is willing to lend.
Affiliates	A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.
AFS	Available for sale
ALG	Automotive Lease Guide
Amortized costs	Includes unpaid principal balance (UPB), net of discounts and premiums
APR	Annual Percentage Rate
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bluestem	Bluestem Brands, Inc., an online retailer for whose customers SC provides financing
Board	SC’s Board of Directors
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CBP	Citizens Bank of Pennsylvania
CCAR	Comprehensive Capital Analysis and Review
CCAP	Chrysler Capital
CDO	Chief Diversity Officer
CECL	Current Expected Credit Loss, Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CFO	Chief Financial Officer
Clean-up Call	The early redemption of a debt instrument by the issuer, generally when the underlying portfolio has amortized to 5% or 10% of its original balance
COVID-19	Coronavirus disease 2019
Credit Enhancement	A method such as overcollateralization, insurance, or a third-party guarantee, whereby a borrower reduces default risk
DCF	Discounted Cash Flow Analysis
Dealer Loan	A Floorplan Loan, real estate loan, working capital loan, or other credit extended to an automobile dealer
DOJ	U.S. Department of Justice
EIR	Effective interest rate
ECL	Expected credit losses
Exchange Act	Securities Exchange Act of 1934, as amended
FICO®	A common credit score created by Fair Isaac Corporation that is used on the credit reports that lenders use to assess an applicant’s credit risk. FICO® is computed using mathematical models that take into account five factors: payment history, current level of indebtedness, types of credit used, length of credit history, and new credit
FIRREA	Financial Institutions Reform, Recovery and Enforcement Act of 1989
Floorplan Loan	A revolving line of credit that finances dealer inventory until sold
Federal Reserve Board	Board of Governors of the Federal Reserve System
FRBB	Federal Reserve Bank of Boston
FTC	Federal Trade Commission
GAP	Guaranteed Auto Protection
GAAP	U.S. Generally Accepted Accounting Principles
HPI	Housing Price Index
HTM	Held to maturity
IPO	SC’s Initial Public Offering
ISDA	International Swaps and Derivative Association
Managed Assets	Managed assets included assets (a) owned and serviced by the Company; (b) owned by the Company and serviced by others; and (c) serviced for others
MPLFA	Ten-year master private-label financing agreement with Stellantis N.V., signed in May 2013
OCC	Office of the Comptroller of the Currency
Overcollateralization	A credit enhancement method whereby more collateral is posted than is required to obtain financing

PD	Probability of default
Private-label	Financing branded in the name of the product manufacturer rather than in the name of the finance provider
RC	The Risk Committee of the Board
Remarketing	The controlled disposal of vehicles at the end of the lease term or upon early termination or of financed vehicles obtained through repossession and their subsequent sale
Residual Value	The future value of a leased asset at the end of its lease term
Retail installment contracts	Includes retail installment contracts individually acquired or originated by the Company and purchased non-credit deteriorated finance receivables
ROU	Right-of-use (related to operating leases)
RSU	Restricted stock unit
SAF	Santander Auto Finance
Santander	Banco Santander, S.A.
SBNA	Santander Bank, N.A., a wholly-owned subsidiary of SHUSA. Formerly Sovereign Bank, N.A.
SC	Santander Consumer USA Holdings Inc., a Delaware corporation, and its consolidated subsidiaries
SCART	Santander Consumer Auto Receivables Trust, a securitization platform
SC Illinois	Santander Consumer USA Inc., an Illinois corporation and wholly-owned subsidiary of SC
SCRA	Servicemembers Civil Relief Act
SDART	Santander Drive Auto Receivables Trust, a securitization platform
SEC	U.S. Securities and Exchange Commission
SHUSA	Santander Holdings USA, Inc., a wholly-owned subsidiary of Santander and the majority stockholder of SC
SPAIN	Santander Prime Auto Issuing Note Trust, a securitization platform
SRT	Santander Retail Auto Lease Trust, a lease securitization platform
Stellantis N.V.	FCA US LLC, its parent Stellantis N.V., and/or any affiliates
Subvention	Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
TDR	Troubled Debt Restructuring
Trusts	Special purpose entities utilized in SC’s financing transactions
VIE	Variable Interest Entity
Warehouse Line	A revolving line of credit generally used to fund finance receivable originations

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents - $262,805 and $32,490 held at affiliates, respectively	$321,976	$109,053
Finance receivables held for sale, net	391,209	1,567,527
Finance receivables held for investment, at amortized cost	33,120,008	33,114,638
Allowance for credit loss	(5,818,382)	(6,110,633)
Finance receivables held for investment, at amortized cost, net	27,301,626	27,004,005
Restricted cash - $6,027 and $27 held at affiliates, respectively	2,660,662	2,221,094
Accrued interest receivable	347,722	415,765
Leased vehicles, net	16,120,051	16,391,107
Furniture and equipment, net of accumulated depreciation of $111,238 and $104,452, respectively	57,419	62,032
Goodwill	74,056	74,056
Intangible assets, net of amortization of $72,296 and $63,488, respectively	79,183	70,128
Other assets - $9,488 and $14,451 held at affiliates, respectively	892,030	972,726
TOTAL ASSETS	$48,245,934	$48,887,493
LIABILITIES AND EQUITY
LIABILITIES
Borrowings and other debt obligations - $10,250,000 and $10,801,318 to/from affiliates, respectively	$38,202,642	$41,138,674
Deferred tax liabilities, net	1,718,538	1,263,796
Accounts payable and accrued expenses - $85,790 and $80,428 held at affiliates, respectively	682,450	531,369
Other liabilities - $3,213 and $463 held at affiliates, respectively	412,674	331,693
TOTAL LIABILITIES	41,016,304	43,265,532
Commitments and contingencies (Notes 7 and 14)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value — 1,100,000,000 shares authorized;
363,506,463 and 363,159,613 shares issued and 306,081,081 and 306,091,978 shares outstanding, respectively	3,060	3,061
Additional paid-in capital	389,890	393,800
Accumulated other comprehensive income (loss), net of taxes	(36,855)	(50,566)
Retained earnings	6,873,535	5,275,666
TOTAL STOCKHOLDERS' EQUITY	7,229,630	5,621,961
TOTAL LIABILITIES AND EQUITY	$48,245,934	$48,887,493

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest on finance receivables and loans	$1,229,492	$1,236,600	$2,534,143	$2,510,419
Leased vehicle income	703,916	737,549	1,444,800	1,485,528
Other finance and interest income	3,068	2,657	4,494	10,208
Total finance and other interest income	1,936,476	1,976,806	3,983,437	4,006,155
Interest expense — Including $84,006, $71,055 , $169,909 and $133,825 to affiliates, respectively	237,195	308,982	490,732	637,816
Leased vehicle expense	294,720	610,861	718,515	1,163,773
Net finance and other interest income	1,404,561	1,056,963	2,774,190	2,204,566
Credit loss expense (benefit)	(263,751)	861,896	(127,542)	1,769,783
Net finance and other interest income after credit loss expense	1,668,312	195,067	2,901,732	434,783
Profit sharing	50,553	11,530	117,879	25,825
Net finance and other interest income after credit loss expense and profit sharing	1,617,759	183,537	2,783,853	408,958
Investment gains (losses), net	2,414	(147,582)	(12,298)	(211,008)
Servicing fee income — Including $10,104, $11,321, $19,301 and $23,873 from affiliates, respectively	22,812	19,120	41,506	38,223
Fees, commissions, and other — Including $4,134, $6,567, $7,464 and $9,873 from affiliates, respectively	50,847	82,069	151,375	177,199
Total other income	76,073	(46,393)	180,583	4,414
Compensation and benefits	156,450	127,643	310,345	260,969
Repossession expense	38,845	22,289	84,191	79,951
Other expenses — Including $1,758, $1,208, $3,535 and $2,305 to affiliates, respectively	107,915	116,747	203,166	208,432
Total operating expenses	303,210	266,679	597,702	549,352
Income (loss) before income taxes	1,390,622	(129,535)	2,366,734	(135,980)
Income tax expense (benefit)	332,420	(32,857)	566,877	(35,315)
Net income (loss)	$1,058,202	$(96,678)	$1,799,857	$(100,665)

Net income (loss)	$1,058,202	$(96,678)	$1,799,857	$(100,665)
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges, net of tax of $1,614, $41, $4,563 and $(12,502) respectively	5,344	180	14,410	(38,838)
Unrealized gains (losses) on available-for-sale and held-to-maturity debt securities net of tax of $(121), $(74), $(224) and $587, respectively	(381)	(230)	(699)	1,826
Comprehensive income (loss)	$1,063,165	$(96,728)	$1,813,568	$(137,677)
Net income per common share (basic)	$3.46	$(0.30)	$5.88	$(0.31)
Net income per common share (diluted)	$3.45	$(0.30)	$5.88	$(0.31)
Dividend declared per common share	$0.22	$0.22	$0.66	$0.44
Weighted average common shares (basic)	306,057,004	319,773,636	306,082,852	326,899,844
Weighted average common shares (diluted)	306,289,395	319,878,145	306,327,116	327,137,104

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance — April 1, 2021	306,034	$3,060	$387,946	$(41,818)	$5,882,665	$6,231,853
Stock issued in connection with employee incentive compensation plans	47	—	(363)	—	—	(363)
Stock-based compensation expense	—	—	2,307	—	—	2,307
Stock repurchase/Treasury stock	—	—	—	—	—	—
Dividends-Common stock, $0.22/share	—	—	—	—	(67,332)	(67,332)
Net income (loss)	—	—	—	—	1,058,202	1,058,202
Other comprehensive income (loss), net of taxes	—	—	—	4,963	—	4,963
Balance — June 30, 2021	306,081	$3,060	$389,890	$(36,855)	$6,873,535	$7,229,630

Balance — April 1, 2020	321,118	$3,211	$707,384	$(63,655)	$4,499,163	$5,146,103
Tax impact of adoption of ASU 2019-12	—	—	—	—	(382)	(382)
Stock issued in connection with employee incentive compensation plans	29	—	(112)	—	—	(112)
Stock-based compensation expense	—	—	1,113	—	—	1,113
Stock repurchase/Treasury stock	(4,912)	(49)	(83,939)	—	—	(83,988)
Dividends-Common stock, $0.22/share	—	—	—	—	(70,649)	(70,649)
Tax sharing with affiliate	—	—	108	—	—	108
Net income (loss)	—	—	—	—	(96,678)	(96,678)
Other comprehensive income (loss), net of taxes	—	—	—	(50)	—	(50)
Balance — June 30, 2020	316,235	$3,162	$624,554	$(63,705)	$4,331,454	$4,895,465

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited) (In thousands except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance — January 1, 2021	306,092	$3,061	$393,800	$(50,566)	$5,275,666	$5,621,961
Stock issued in connection with employee incentive compensation plans	347	3	(2,195)	—	—	(2,192)
Stock-based compensation expense	—	—	7,756	—	—	7,756
Stock repurchase/Treasury stock	(358)	(4)	(9,471)	—	—	(9,475)
Dividends-Common stock, $0.66/share	—	—	—	—	(201,988)	(201,988)
Net income (loss)	—	—	—	—	1,799,857	1,799,857
Other comprehensive income (Loss), net of taxes	—	—	—	13,711	—	13,711
Balance — June 30, 2021	306,081	$3,060	$389,890	$(36,855)	$6,873,535	$7,229,630

Balance — January 1, 2020	339,202	3,392	1,173,262	(26,693)	6,168,659	7,318,620
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(1,590,885)	(1,590,885)
Tax impact of adoption of ASU 2019-12	—	—	—	—	(382)	(382)
Stock issued in connection with employee incentive compensation plans	305	3	(1,746)	—	—	(1,743)
Stock-based compensation expense	—	—	5,150	—	—	5,150
Stock repurchase/Treasury stock	(23,272)	(233)	(552,220)	—	—	(552,453)
Dividends-Common stock, $0.44/share	—	—	—	—	(145,273)	(145,273)
Tax sharing with affiliate	—	—	108	—	—	108
Net income	—	—	—	—	(100,665)	(100,665)
Other comprehensive income (loss), net of taxes	—	—	—	(37,012)	—	(37,012)
Balance — June 30, 2020	316,235	$3,162	$624,554	$(63,705)	$4,331,454	$4,895,465

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,799,857	$(100,665)
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(1,348)	9,708
Credit loss expense	(127,542)	1,769,783
Depreciation, amortization and accretion	842,017	1,226,945
Originations and purchases of receivables held for sale	(1,162,802)	(1,637,194)
Proceeds from sales of and collections on retail installment contracts held for sale (a)	1,568,407	63,587
Investment losses, net	12,298	211,008
Stock-based compensation	7,756	5,150
Deferred tax expense/(benefit)	450,403	(34,812)
Net change in:
Revolving personal loans	34,247	(25,598)
Other assets	152,170	(175,220)
Other liabilities	241,575	(120,587)
Net cash provided by operating activities	3,817,038	1,192,105
Cash flows from investing activities:
Originations and purchases of portfolios on finance receivables held for investment	(9,211,622)	(7,335,524)
Collections on finance receivables held for investment	7,668,926	6,010,706
Proceeds from sales of retail installment contracts held for sale, originated as held for investment (b)	2,086,562	512,286
Leased vehicles purchased	(4,280,352)	(3,022,996)
Proceeds from sale of leased vehicles	3,590,432	1,757,528
Manufacturer incentives received	100,832	209,659
Change in revolving personal loans, net	31,121	54,159
Proceeds from repayments and maturities of available-for-sale securities	5,000	—
Purchases of held-to-maturity investment securities	—	(24,040)
Proceeds from repayments and maturities of held-to-maturity securities	20,130	698
Purchases of furniture and equipment	(8,801)	(14,874)
Sales of furniture and equipment	1,378	1
Net cash provided by (used in) investing activities	3,606	(1,852,397)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs - $4,065,000 and $7,815,000 from affiliates, respectively	20,395,876	23,961,221
Payments on borrowings and other debt obligations - $(4,615,000) and $(4,265,000) to affiliates, respectively	(23,353,083)	(22,531,448)
Proceeds from stock option exercises, gross	517	409
Shares repurchased	(9,475)	(552,453)
Dividends paid	(201,988)	(145,273)
Net cash provided by (used in) financing activities	(3,168,153)	732,456

(a)Included in this balance is sales proceeds from Bluestem portfolio sale of $608 million for loans originated as held for sale.
(b)Included in this balance is sales proceeds from Bluestem portfolio sale of $188 million for loans originated as held for investment.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Net increase (decrease) in cash and cash equivalents and restricted cash	652,491	72,164
Cash and cash equivalents and restricted cash— Beginning of year	2,330,147	2,161,087
Cash and cash equivalents and restricted cash— End of year	$2,982,638	$2,233,251
Supplemental cash flow information:
Cash and cash equivalents	321,976	175,936
Restricted cash	2,660,662	2,057,315
Total cash, cash equivalents and restricted cash	$2,982,638	$2,233,251

See notes to unaudited condensed consolidated financial statements.

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.Description of Business, Basis of Presentation, and Accounting Policies
The Company is the holding company for SC Illinois, and its subsidiaries, a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. The Company’s primary business is the indirect origination and servicing of retail installment contracts and leases, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, the Company sells consumer retail installment contracts through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer retail installment contracts. SAF is our primary vehicle financing brand and is available as a finance option for automotive dealers across the United States.

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
As of June 30, 2021, the Company was owned approximately 80.2% by SHUSA, a subsidiary of Santander, and approximately 19.8% by other shareholders.
On July 2, 2021 the Company announced that it received a non-binding proposal (the “Proposal”) from SHUSA, to acquire all of the outstanding shares of the Company's common stock that are not currently owned by SHUSA at a purchase price of $39.00 per share in cash, subject to conditions set forth in the Proposal (the “Proposed Transaction”). The Board formed an independent special committee (the “Special Committee”), composed of William Rainer, William Muir, and Robert McCarthy and elected William Rainer as its chairperson, to consider the Proposal. The Special Committee has engaged independent financial and legal advisors to assist in its evaluation of the Proposal. There can be no assurance the Proposed Transaction will be completed, or as to the terms of any such transaction.

During the first quarter of 2021, the Company completed the sale of the Bluestem personal lending portfolio to a third party. In addition, the Company executed a forward flow sale agreement with a third party to purchase new advances of all personal lending receivables that the Company purchases from Bluestem through the term of the agreement with Bluestem.
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

2.    Finance Receivables
Held for Investment
Finance receivables held for investment, net is comprised of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Retail installment contracts, net (a)	$27,278,329	$26,975,368
Purchased receivables - credit deteriorated	2,569	6,197
Finance lease receivables (Note 4)	20,728	22,440
Finance receivables held for investment, net	$27,301,626	$27,004,005
(a) The Company has elected the fair value option for certain retail installment contracts reported in finance receivables held for investment, net.
As of June 30, 2021 and December 31, 2020, $2,841 and $5,614 of loans were recorded at fair value, respectively (Note 10).
The Company’s held for investment portfolio of retail installment contracts is comprised of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$28,576,765	$4,161,892
ACL	(4,299,670)	(1,514,994)
Discount/(premium) (net of subvention and participation)	258,071	(5,123)
Capitalized origination costs and fees	96,897	4,491
Net carrying balance	$24,632,063	$2,646,266
ACL as a percentage of unpaid principal balance	15.0%	36.4%
ACL and discount as a percentage of unpaid principal balance	14.1%	36.5%

	December 31, 2020
	Retail Installment Contracts
	Non-TDR	TDR
Unpaid principal balance	$28,977,299	$3,945,040
ACL	(4,792,464)	(1,314,170)
Discount (net of subvention and participation)	66,373	(8,389)
Capitalized origination costs and fees	97,638	4,041
Net carrying balance	$24,348,846	$2,626,522
ACL as a percentage of unpaid principal balance	16.5%	33.3%
ACL and discount as a percentage of unpaid principal balance	16.3%	33.5%

Retail installment contracts
Retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company’s retail installment contracts held for investment are pledged against warehouse lines or securitization bonds (Note 7). Most of the borrowers on the Company’s retail installment contracts held for investment are retail consumers; however, $966,348 and $864,680 of the unpaid principal balance represented fleet contracts with commercial borrowers as of June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021 and 2020, the Company originated (including through the SBNA originations program) $8,277,265 and $7,310,275, respectively, in CCAP loans which represented 56% and 62%, respectively, of the total retail installment contract originations (including the SBNA originations program).
As of June 30, 2021, borrowers on the Company’s retail installment contracts held for investment are located in Texas (16%), Florida (11%), California (8%), Georgia (6%) and other states each individually representing less than 5% of the Company’s total portfolio.
Purchased receivables

During the three and six months ended June 30, 2021 and 2020, the Company did not acquire any vehicle loan portfolios from third party lenders.

During the three and six months ended June 30, 2021 and 2020, the Company recognized certain retail installment contracts with an unpaid principal balance of zero, zero, zero and $76,878, respectively, held by non-consolidated securitization Trusts, under optional clean-up calls (Note 6). Following the initial recognition of these loans at fair value, the performing loans in the portfolio are carried at amortized cost, net of allowance for credit losses. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of the re-recognition date), for which it was probable that not all contractually required payments would be collected (Note 10).
Held for Sale
The carrying value of the Company’s finance receivables held for sale, net is comprised of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Retail installment contracts acquired individually	$391,209	$674,048
Personal loans (a)	—	893,479
(a) On March 31, 2021, the Company sold the personal lending portfolio. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to these Condensed Consolidated Financial Statements for more information.
Sales of retail installment contracts, personal loans to third parties and proceeds from sales of charged-off assets for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales of retail installment contracts to third parties	$309,784	$512,286	$2,690,569	$512,286
Sales of Personal Loans to third parties	—	—	1,253,746	—
Proceeds from sales of charged-off assets to third parties	13,901	—	13,901	20,875

3.    Allowance for Credit Loss and Credit Quality
Allowance for Credit Loss
The Company maintains an ACL on the retail installment contracts held for investment, excluding those loans measured at fair value in accordance with applicable accounting standards. The Company maintains an expected ACL for receivables from dealers based on risk ratings and individually evaluates loans for specific impairment as necessary. As of June 30, 2021, there is no ACL on receivables from dealers as the portfolio has a zero balance. As of June 30, 2020, the ACL for receivables from dealers was comprised entirely of general allowance as none of these receivables have been determined to be individually impaired. The Company estimates losses on the finance lease receivable portfolio based on delinquency status, loss experience to date, future expectation of losses as well as various economic factors.
Retail installment contracts
The activity in the ACL for the retail installment contracts for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020
	Retail Installment Contracts
	Non-TDR	TDR	Non-TDR	TDR

Balance — beginning of period	$4,662,633	$1,338,708	$4,482,663	$973,236
Credit loss expense (benefit)	(481,217)	215,318	744,511	116,419
Charge-offs (a)	(342,030)	(190,511)	(721,218)	(127,617)
Recoveries	460,284	151,479	312,231	75,590
Balance — end of period	$4,299,670	$1,514,994	$4,818,187	$1,037,628

	Six Months Ended
	June 30, 2021		June 30, 2020
	Retail Installment Contracts
	Non-TDR	TDR	Non-TDR	TDR

Balance — beginning of period	$4,792,464	$1,314,170	$2,123,878	$914,718
Day 1 - Adjustment to allowance for adoption of CECL standard	—	—	2,030,473	71,833
Credit loss expense (benefit)	(441,158)	314,040	1,501,704	267,268
Charge-offs (a)	(928,823)	(392,972)	(1,620,768)	(417,184)
Recoveries	877,187	279,756	782,900	200,993
Balance — end of period	$4,299,670	$1,514,994	$4,818,187	$1,037,628
(a) Charge-offs decreased significantly, primarily driven by macro-economic improvements and lower delinquencies. Additionally, Charge-offs for retail installment contracts includes partial write-down of loans to the collateral value less estimated costs to sell, for which a bankruptcy notice was received. There is no additional ACL on these loans.

The credit risk in the Company’s loan portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide factors. In general, there is an inverse relationship between credit quality of loans and projections of impairment losses so that loans with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing strategies, credit policy standards, and servicing guidelines and practices, as well as through the application of geographic and other concentration limits.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make a qualitative adjustment for macroeconomic uncertainty, and considers adjustments to macroeconomic inputs and outputs based on market volatility. The scenarios used are periodically updated with weightings assigned by management and approved through established committee governance.

The Company’s ACL decreased $0.2 billion and $0.3 billion for the three and six months ended June 30, 2021. The decrease was primarily due to an improved macroeconomic outlook and a decrease of lifetime expected credit losses for non-TDR loans mainly due to credit quality and performance.

Other portfolios

The ACL for the period end and its activity for the finance lease receivable portfolio and purchased receivable portfolio-credit deteriorated, for the three and six months ended June 30, 2021 and 2020, was insignificant.

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

A summary of delinquencies as of June 30, 2021, and December 31, 2020 is as follows:

	June 30, 2021
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit deteriorated	Total	Percent
Amortized cost, 30-59 days past due	$1,816,384	$589	$1,816,973	5.5%
Amortized cost over 59 days	791,144	421	791,565	2.4%
Total delinquent balance at amortized cost (a)	$2,607,528	$1,010	$2,608,538	7.9%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $58,889.

	December 31, 2020
	Finance Receivables Held for Investment
	Retail Installment Contract Loans	Purchased Receivables Portfolios - credit impaired	Total	Percent
Amortized cost, 30-59 days past due	$1,971,766	$687	$1,972,453	6.0%
Amortized cost over 59 days	1,038,869	441	1,039,310	3.1%
Total delinquent balance at amortized cost (a)	$3,010,635	$1,128	$3,011,763	9.1%
(a) The amount of accrued interest excluded from the disclosed amortized cost table is $73,794.

On March 31, 2021, the Company sold the personal lending portfolio. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to these Condensed Consolidated Financial Statements for more information. The unpaid principal balance on revolving personal loans 90 days past due and still accruing totaled $78,880 as of December 31, 2020.

Non-Accrual Loans for Retail Installment Contracts

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss for retail installment contracts is as follows:

	June 30, 2021
	Non-accrual loans	Non-accrual loans with no allowance (a)	Interest income recognized on nonaccrual loans (YTD)	Non-accrual loans as a percent of total amortized cost
Non-TDR	$585,677	$148,965	$30,071	1.8%
TDR	318,933	45,766	16,641	1.0%
Total non-accrual loans	$904,610	$194,731	$46,712	2.8%

	December 31, 2020
	Non-accrual loans	Non-accrual loans with no allowance (a)	Interest income recognized on nonaccrual loans (YTD)	Non-accrual loans as a percent of total amortized cost
Non-TDR	$748,026	$145,287	$72,926	2.3%
TDR	385,021	46,498	35,620	1.2%
Total nonaccrual loans	$1,133,047	$191,785	$108,546	3.5%
(a) These represent loans for which a bankruptcy notice was received and that have been partially written down to the collateral value less estimated costs to sell. Accordingly, there is no additional ACL on these loans.

Delinquent balances and nonaccrual balances are lower as of June 30, 2021 compared to December 31, 2020 primarily due to government stimulus payments and tax refunds provided to customers.

Credit Quality Indicators
FICO® Distribution (determined at origination) — Amortized Cost Basis (in millions) by Origination Year for Retail Installment Contacts

								Total
June 30,	2021	2020	2019	2018	2017	2016	Prior	Amount	%
No-FICO®s	1,224	1,358	859	394	332	147	73	4,387	13.3%
<540	1,164	1,477	1,083	701	335	184	162	5,106	15.4%
540-599	3,155	3,478	2,340	1,322	491	288	207	11,281	34.1%
600-639	2,036	2,117	1,372	732	238	149	90	6,734	20.3%
>=640 (a)	1,705	1,918	999	597	184	116	66	5,585	16.9%
Total (b)	$9,284	$10,348	$6,653	$3,746	$1,580	$884	$598	$33,093	100.00%
(a) Beginning in 2021, loans with FICO score of 640 are disclosed in the >=640 category.
(b) The amount of accrued interest excluded from the disclosed amortized cost table is $348 million.

								Total
December 31,	2020	2019	2018	2017	2016	2015	Prior	Amount	%
No-FICO®s	1,760	1,151	530	501	247	128	26	4,343	13.1%
<540	1,789	1,370	913	454	263	186	90	5,065	15.3%
540-599	4,269	3,005	1,736	673	423	264	96	10,466	31.7%
600-639	2,759	1,838	990	335	230	126	47	6,325	19.1%
>640 (a)	4,040	1,411	810	265	200	124	33	6,883	20.8%
Total (b)	$14,617	$8,775	$4,979	$2,228	$1,363	$828	$292	$33,082	100.0%
(a) As of December 31, 2020, loans with FICO score of 640 were included in the 600-639 category.
(b) The amount of accrued interest excluded from the disclosed amortized cost table is $416 million.
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables to financially troubled borrowers. Modifications may include a temporary reduction in monthly payment, reduction in interest rate, an extension of the maturity date, rescheduling of future cash flows, or a combination thereof. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. The purchased receivables portfolio - credit deteriorated, operating and finance leases, and loans held for sale are excluded from the scope of the applicable guidance. The Company’s TDR balance as of June 30, 2021 and December 31, 2020 primarily consisted of loans that had been deferred or modified to receive a temporary reduction in monthly payment. As of June 30, 2021 and December 31, 2020, there were no receivables from dealers classified as a TDR.
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
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. The recognition of interest income on TDR loans reflects management’s best estimate of the amount that is reasonably assured of collection and is consistent with the estimate of future cash flows used in the impairment measurement. Any accrued but unpaid interest is fully reserved through the recognition of additional impairment, if not expected to be collected.
The table below presents the Company’s amortized cost of TDRs as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	Retail Installment Contracts
Amortized Cost (including accrued interest) (a)	$4,210,211	$4,011,780
Impairment	(1,514,994)	(1,314,170)
Amortized cost including accrued interest, net of impairment	$2,695,217	$2,697,610
(a) As of June 30, 2021, this balance excludes $60.5 million of collateral-dependent bankruptcy TDRs that have been written down by $14.8 million to fair value less cost to sell. As of December 31, 2020, this balance excludes $67.9 million of collateral-dependent bankruptcy TDRs that have been written down by $21.4 million to fair value less cost to sell.
A summary of the amortized cost of the Company’s delinquent TDRs at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
	Retail Installment Contracts
30-59 days past due	$670,680	$637,560
Delinquent balance over 59 days	308,503	344,776
Total delinquent TDRs	$979,183	$982,336

Average amortized cost and interest income recognized on TDR loans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Retail Installment Contracts		Retail Installment Contracts
Average amortized cost (including accrued interest)	$4,364,132	$3,759,022	$4,262,180	$3,801,801
Interest income recognized	213,835	135,768	423,115	292,006
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Retail Installment Contracts		Retail Installment Contracts
Amortized cost (including accrued interest) before TDR	$204,035	$905,143	$1,106,179	$1,082,358
Amortized cost (including accrued interest) after TDR (a)	204,671	920,850	1,112,578	1,098,453
Number of contracts (not in thousands)	11,100	45,340	55,291	55,166
(a) excluding collateral-dependent bankruptcy TDRs
A TDR is considered to be in default at charge-off. For retail installment contracts, charge-off is at the earlier of the date of repossession or 120 days past due. Loan restructurings accounted for as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2021 and 2020 are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	Retail Installment Contracts		Retail Installment Contracts
Amortized cost (including accrued interest) in TDRs that subsequently defaulted (a)`	$82,476	$31,534	$192,655	$100,868
Number of contracts (not in thousands)	4,135	2,003	9,772	6,088
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
For modified or extended leases, income continues to accrue during the extension period and remaining lease payments are recorded on a straight-line basis over the modified lease term.
Operating Leases
Leased vehicles, net, which is comprised of leases originated under the MPLFA, consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Leased vehicles	$21,085,807	$22,056,063
Less: accumulated depreciation	(4,249,968)	(4,796,595)
Depreciated net capitalized cost	16,835,839	17,259,468
Manufacturer subvention payments, net of accretion	(813,508)	(934,381)
Origination fees and other costs	97,720	66,020
Net book value	$16,120,051	$16,391,107

The following summarizes the maturity analysis of lease payments due to the Company as lessor under operating leases as of June 30, 2021:

Remainder of 2021	$1,564,223
2022	1,932,353
2023	1,151,719
2024	153,851
2025	8,519
Thereafter	813
Total	$4,811,478
Finance Leases
Certain leases originated by the Company are accounted for as direct financing leases, as the contractual residual values are nominal amounts. Finance lease receivables, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Gross investment in finance leases	$32,881	$34,461
Origination fees and other	296	289
Less: unearned income	(8,731)	(8,311)
Net investment in finance leases before allowance	24,446	26,439
Less: allowance for lease losses (a)	(3,718)	(3,999)
Net investment in finance leases	$20,728	$22,440

The following summarizes the maturity analysis of lease payments due to the Company, as lessor, under finance leases as of June 30, 2021:

Remainder of 2021	$5,224
2022	9,545
2023	8,017
2024	5,863
2025	3,432
Thereafter	800
Total	$32,881

5.    Other Assets
Other assets were comprised as follows:

	June 30, 2021	December 31, 2020
Vehicles (a)	$304,889	$311,557
Manufacturer subvention payments receivable (b)	38,876	57,996
Upfront fee (b)	54,439	69,286
Derivative assets at fair value (c)	17,571	4,740
Derivative - collateral	77,494	92,132
Operating leases (Right-of-use-assets)	47,567	46,441
Available-for-sale debt securities	90,642	95,654
Held-to-maturity debt securities (d)	115,736	44,875
Equity securities not held for trading	3,157	1,380
Prepaids	44,946	45,667
Accounts receivable	52,853	34,607
Federal and State tax receivable	1,396	99,666
Other	42,464	68,725
Other assets	$892,030	$972,726

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
(d)Held-to-maturity debt securities includes accrued interest as of June 30, 2021.

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

Supplemental information relating to these operating leases is as follows:

	June 30, 2021	December 31, 2020
Operating leases-right of use assets	$47,567	$46,441
Other liabilities	64,480	64,927
Weighted average lease term	4.7	5.5
Weighted average discount rate	3.2%	3.4%

Lease expense incurred totaled $3,225 and $3,545 for the three months ended June 30, 2021 and 2020, respectively, and $6,492 and $7,107 for the six months ended June 30, 2021 and 2020, respectively and is included within “other operating costs” in the income statement. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Cash paid for amounts included in the measurement of operating lease liabilities was $8,631 and $8,582 during the six months ended June 30, 2021 and 2020, respectively.

The maturity of lease liabilities at June 30, 2021 are as follows:

June 30, 2021
2021	$8,298
2022	16,236
2023	12,762
2024	12,701
2025	12,765
Thereafter	6,925
Total	$69,687
Less: Interest	(5,207)
Present value of lease liabilities	$64,480

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

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, charge-offs, amortization of premium and accretion of discount. These securities are used to meet risk retention requirements under regulatory rules.

Realized gains and losses on sales of investment securities are recognized on the trade date and are determined using the specific identification method and are included in earnings within Investment gain (losses) on sale of securities. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities available-for-sale and held-to-maturity debt securities:

	June 30, 2021
	Amortized cost (before unrealized gains / losses)	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale debt securities (US Treasury securities)	$88,989	$1,653	$—	$90,642
Held-to-maturity debt securities (Asset-Backed Notes)	$115,672	$642	$—	$116,314

Contractual Maturities
The contractual maturities of available-for-sale and held-to-maturity debt instruments are summarized in the following table:

	June 30, 2021
	Available-for-sale debt securities		Held-to-maturity debt securities
	Amortized cost	Fair value	Amortized cost	Fair value
Due within one year	$50,774	$51,412	$—	$—
Due after one year but within 5 years	38,215	39,230	55,115	55,461
Due after 5 year but within 10 years	—	—	60,557	60,853
Total	$88,989	$90,642	$115,672	$116,314

There were no transfers of securities between available-for-sale and held-to-maturity periods ended June 30, 2021 or December 31, 2020.

The Company did not record an allowance for credit-related losses on available-for-sale and held-to-maturity securities at June 30, 2021 or December 31, 2020. As discussed in Part II, Item 8 – Financial Statements and Supplementary Data (Note 1) in the 2020 Annual Report on Form 10-K, there is no reserve for securities for which management has an expectation that nonpayment of the amortized cost basis is zero.

Other Investments
Other investments includes equity securities not held for trading. The Company generally retains 5% of the investments created in its off-balance sheet securitization to meet regulatory risk retention requirements. Equity securities are measured at fair value as of June 30, 2021 for $3,157, with changes in fair value recognized in net income.

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

	June 30, 2021	December 31, 2020
Assets
Restricted cash	$1,977,541	$1,737,021
Finance receivables held for sale, net	269,168	581,938
Finance receivables held for investment, net	21,773,401	22,572,549
Leased vehicles, net	16,120,051	16,391,107
Various other assets	777,437	791,306
Total assets	$40,917,598	$42,073,921
Liabilities
Notes payable	$29,589,557	$31,700,709
Various other liabilities	23,707	84,922
Total liabilities	$29,613,264	$31,785,631

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

As of June 30, 2021 and December 31, 2020, the Company was servicing $26,320,450 and $27,658,182, respectively, of gross retail installment contracts that had been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remain unpledged.

A summary of the cash flows received from consolidated securitization Trusts during the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Assets securitized	$7,238,608	$3,887,075	$11,361,659	$10,562,806

Net proceeds from new securitizations (a)	$5,990,485	$2,932,117	$9,576,609	$6,808,647
Net proceeds from retained bonds	132,186	1,526	195,967	55,993
Cash received for servicing fees (b)	230,408	246,545	458,595	493,288
Net distributions from Trusts (b)	1,903,257	621,708	3,043,634	1,557,381
Total cash received from Trusts	$8,256,336	$3,801,896	$13,274,805	$8,915,309
(a)Includes additional advances on existing securitizations.
(b)These amounts are not reflected in the accompanying condensed consolidated statements of cash flows because these cash flows are intra-company and eliminated in consolidation.
Off-balance sheet variable interest entities
During the six months ended June 30, 2021 and 2020, the Company sold $1,891,278 and $512,286 respectively, of gross retail installment contracts to third party investors in off-balance sheet securitizations for a gain of $7,233 and a loss of $26,884, respectively. Gains and losses are recorded in investment gains, net, in the accompanying condensed consolidated statements of income.

As of June 30, 2021 and December 31, 2020, the Company was servicing $3,225,176 and $2,226,786, respectively, of gross retail installment contracts that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	June 30, 2021	December 31, 2020
Related party SPAIN serviced securitizations	$840,143	$1,214,644
Third party SCART serviced securitizations	2,338,472	929,429
Third party CCAP serviced securitizations	46,561	82,713
Total serviced for others portfolio	$3,225,176	$2,226,786
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from off-balance sheet securitization Trusts for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Receivables securitized (a)	$—	$512,286	$1,891,278	$512,286

Net proceeds from new securitizations	—	460,086	1,779,532	460,086
Cash received for servicing fees	9,294	5,079	16,021	11,258
Total cash received from securitization trusts	9,294	465,165	$1,795,553	$471,344
(a) Represents the unpaid principal balance at the time of original securitization.

7.    Debt

Total borrowings and other debt obligations as of June 30, 2021 and December 31, 2020 consists of:
	June 30, 2021	December 31, 2020
Notes Payable — Facilities with Third Parties	$761,045	$4,159,955
Notes Payable — Secured Structured Financings	27,191,597	26,177,401
Notes Payable — Facilities with Santander and Related Subsidiaries (a)	10,250,000	10,801,318
	$38,202,642	$41,138,674
Notes Payable - Credit Facilities
The following table presents information regarding the Company’s credit facilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Maturity Date(s)	Utilized Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Facilities with third parties:
Warehouse line	June 2023	$—	$500,000	—%	$257,653	$—
Warehouse line	March 2023	61,045	1,250,000	1.49%	642,823	1
Warehouse line	October 2022	—	1,500,000	—%	352,012	—
Warehouse line	October 2022	—	3,500,000	10.64%	356,412	—
Warehouse line	October 2022	—	500,000	—%	20,859	500
Warehouse line	October 2022	—	2,100,000	—%	464,045	64
Warehouse line	January 2023	700,000	1,000,000	1.29%	1,408,652	—
Warehouse line	November 2022	—	500,000	—%	326,272	—
Warehouse line	July 2022	—	900,000	—%	—	1,684
Total facilities with third parties		761,045	11,750,000		3,828,728	2,249
Facilities with Santander and related subsidiaries:
Promissory Note	December 2021	250,000	250,000	3.70%	—	—
Promissory Note	December 2022	250,000	250,000	3.95%	—	—
Promissory Note	December 2023	250,000	250,000	5.25%	—	—
Promissory Note	December 2022	250,000	250,000	5.00%	—	—
Promissory Note	May 2023	350,000	350,000	3.80%	—	—
Promissory Note	November 2022	400,000	400,000	3.00%	—	—
Promissory Note	April 2023	450,000	450,000	6.13%	—	—
Promissory Note	June 2022	500,000	500,000	3.30%	—	—
Promissory Note	July 2024	500,000	500,000	3.90%	—	—
Promissory Note	March 2022	650,000	650,000	4.20%	—	—
Promissory Note	August 2021	650,000	650,000	3.44%	—	—
Promissory Note	September 2023	750,000	750,000	3.28%	—	—
Promissory Note	May 2025	1,000,000	1,000,000	3.99%	—	—
Promissory Note	June 2022	2,000,000	2,000,000	1.34%	—	—
Promissory Note	September 2022	2,000,000	2,000,000	1.04%	—	—
Line of credit	July 2021	—	500,000	2.10%	—	—
Line of credit	March 2023	—	2,500,000	3.30%	—	—
Total facilities with Santander and related subsidiaries		10,250,000	13,250,000		—	—
Total revolving credit facilities		$11,011,045	$25,000,000		$3,828,728	$2,249

(a) In 2017, the Company entered into an interest rate swap to hedge the interest rate risk on this fixed rate debt. This derivative was designated as fair value hedge at inception. This derivative was later terminated and the unamortized fair value hedge adjustment as of June 30, 2021 and December 31, 2020 was zero and $1.3 million, respectively, the amortization of which reduced interest expense over the life of the fixed rate debt.

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

Promissory Notes
SHUSA provides the Company with $6,250,000 of unsecured promissory notes.

Santander provides the Company with $4,000,000 of unsecured promissory notes.

Notes Payable - Secured Structured Financings

The following table presents information regarding secured structured financings as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Estimated Maturity Date(s) at Issuance	Balance	Initial Note Amounts Issued (d)	Initial Weighted Average Interest Rate	Collateral (b)	Restricted Cash
2017 Securitizations	July 2022 - September 2024	476,322	5,137,510	1.35% - 2.52%	829,908	125,501
2018 Securitizations	February 2024 - April 2026	1,823,831	11,000,280	2.41% - 3.42%	2,940,950	321,561
2019 Securitizations	May 2024 - February 2027	5,095,697	11,924,720	2.08% - 3.34%	6,707,597	565,785
2020 Securitizations	November 2024 - May 2028	6,506,638	10,028,425	0.60% - 2.73%	8,269,593	609,700
2021 Securitizations	November 2025 - January 2029	8,136,579	8,796,820	0.50% - 0.65%	9,437,490	336,411
Public Securitizations (a)		22,039,067	46,887,755		28,185,538	1,958,958
2013 Private issuances	July 2024 - September 2024	340,578	1,537,025	1.28%	1,248,507	751
2018 Private issuances	June 2022 - April 2024	1,738,648	2,200,002	2.42% - 3.17%	2,458,541	—
2019 Private issuance	September 2022 - November 2026	1,990,776	3,524,536	2.45% - 3.90%	2,818,356	10,682
2020 Private issuance	April 2024 - December 2027	1,082,528	1,500,000	1.29% - 2.68%	1,488,621	4,902
Privately issued amortizing notes (c)		5,152,530	8,761,563		8,014,025	16,335
Total secured structured financings		$27,191,597	$55,649,318		$36,199,563	$1,975,293
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

Most of the Company’s secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company’s securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases. As of June 30, 2021 and December 31, 2020, the Company had private issuances of notes backed by vehicle leases totaling $8.0 billion and $8.7 billion, respectively.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Amortized debt issuance costs were $5,851 and $8,683 for the three months ended June 30, 2021 and 2020, respectively, and $23,887 and $18,036 for the six months ended June 30, 2021 and 2020, respectively. For securitizations, the term takes into consideration the expected execution of the contractual call option, if applicable. Amortization of premium or accretion of discount on notes payable is also included in interest expense using the effective interest method over the estimated remaining life of the notes. Total interest expense on secured structured financings for the three months ended June 30, 2021 and 2020 was $116,143 and $173,069, respectively, and for the six months ended June 30, 2021 and 2020 was $238,657 and $371,532, respectively.

8.    Shareholders’ Equity

    Share Repurchases
In June 2019, the Company announced that the Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020. During the three months ended March 31, 2020, the Company purchased shares of its common stock through a modified Dutch Auction Tender Offer, and extended the share repurchase program through the end of the third quarter of 2020.
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
Subsequently, the Federal Reserve Board extended the Interim Policy through the second quarter of 2021. As a result of the extension of the Interim Policy, the Company, consistent with the Interim Policy, could repurchase only a number of shares of the Company’s common stock equal to the amount of share issuances related to the Company’s expensed employee compensation through the second quarter of 2021.

Please find below the details of the Company's tender offer and other share repurchase programs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Tender offer (a):
Number of shares purchased	—	—	—	17,514,707
Average price per share	$—	$—	$—	$26.00
Cost of shares purchased (b)	$—	$—	$—	$455,382

Other share repurchases:
Number of shares purchased	—	4,911,300	357,747	5,757,761
Average price per share	$—	$17.08	$26.46	$16.60
Cost of shares purchased (b)	$—	$83,890	$9,468	$95,590

Total number of shares purchased	—	4,911,300	357,747	23,272,468
Average price per share	$—	$17.08	$26.46	$23.67
Total cost of shares purchased (b)	$—	$83,890	$9,468	$550,972
(a) During the three months ended March 31, 2020, the Company purchased shares of its common stock through a modified Dutch Auction Tender Offer.
(b) Cost of shares exclude commissions

Refer to Part II Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" below section for additional details on share repurchases.

Treasury Stock

The Company had 57,425,382 and 57,067,635 shares of treasury stock outstanding, with a cost of $1,311,339 and $1,301,864 as of June 30, 2021 and December 31, 2020, respectively. No shares were withheld to cover income taxes related to stock issued in connection with employee incentive compensation plans for the six months ended June 30, 2021. The value of the treasury stock is included within the additional paid-in-capital.
Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance, unrealized gains (losses)	$(41,818)	$(63,655)	$(50,566)	$(26,693)
Other comprehensive income (loss) before reclassifications (gross)	(781)	(5,722)	2,189	(43,306)
Amounts (gross) reclassified out of accumulated other comprehensive income (loss)	5,744	5,672	11,522	6,294
Ending balance, unrealized gains (losses)	$(36,855)	$(63,705)	$(36,855)	$(63,705)

Amounts (gross) reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2021 and 2020 consist of the following:

	Three Months Ended		Six Months Ended		Income statement line item
Reclassification	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash flow hedges	$7,650	$7,497	$15,308	$8,321	Interest expense
Tax benefit	(1,906)	(1,825)	(3,786)	(2,027)
Net of tax	$5,744	$5,672	$11,522	$6,294

Dividends
The Company paid a cash dividend of $0.22 per share of common stock to shareholders in May 2021. Further, the Company has declared a cash dividend of $0.22 per share, to be paid on August 19, 2021, to shareholders of record as of the close of business on August 9, 2021.

9.    Derivative Financial Instruments
The Company uses derivative financial instruments such as interest rate swaps, interest rate caps and the corresponding options written in order to offset the interest rate caps to manage the Company’s exposure to changing interest rates. The Company uses both derivatives that qualify for hedge accounting treatment and economic hedges.
The underlying notional amounts of these derivative financial instruments at June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021			December 31, 2020
	Notional	Asset	Liability	Notional	Asset	Liability
Interest rate swap agreements designated as cash flow hedges	$2,150,000	$704	$(52,065)	$2,450,000	$123	$(70,589)
Interest rate swap agreements not designated as hedges	250,000	—	(9,615)	250,000	—	(12,934)
Interest rate cap agreements	8,640,189	16,867	—	10,199,134	4,617	—
Options for interest rate cap agreements	8,640,189	—	(16,867)	10,199,134	—	(4,617)

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
The Company enters into legally enforceable master netting agreements that reduce risk by permitting netting of transactions, such as derivatives and collateral posting, with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in ISDA master agreements. The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreement. Collateral that is received or pledged for these transactions is disclosed within the “Gross Amounts Not Offset in the Consolidated Balance Sheet” section of the tables below. Information on the offsetting of derivative assets and derivative liabilities due to the right of offset was as follows, as of June 30, 2021 and December 31, 2020:

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Assets Presented in the Consolidated Balance Sheet	Collateral Received (a)	Net Amount
June 30, 2021
Interest rate swaps - third party (b)	$704	$(704)	$—
Interest rate caps - Santander and affiliates	$3,213	$(3,213)	$—
Interest rate caps - third party	13,654	(13,654)	—
Total derivatives subject to a master netting arrangement or similar arrangement	17,571	(17,571)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$17,571	$(17,571)	$—
Total financial assets	$17,571	$(17,571)	$—

December 31, 2020
Interest rate swaps - third party (b)	$123	$(123)	$—
Interest rate caps - Santander and affiliates	463	(463)	—
Interest rate caps - third party	4,154	(4,154)	—
Total derivatives subject to a master netting arrangement or similar arrangement	4,740	(4,740)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative assets	$4,740	$(4,740)	$—
Total financial assets	$4,740	$(4,740)	$—
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

	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Liabilities Presented in the Consolidated Balance Sheet	Collateral Pledged (a)	Net Amount
June 30, 2021
Interest rate swaps - third party (b)	$61,680	$(61,680)	$—
Interest rate caps - Santander and affiliates	3,213	(3,050)	163
Interest rate caps - third party	13,654	(6,153)	7,501
Total derivatives subject to a master netting arrangement or similar arrangement	78,547	(70,883)	7,664
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$78,547	$(70,883)	$7,664
Total financial liabilities	$78,547	$(70,883)	$7,664

December 31, 2020
Interest rate swaps - third party	$83,523	$(83,523)	$—
Interest rate caps - Santander and affiliates	463	(463)	—
Interest rate caps - third party	4,154	(4,154)	—
Total derivatives subject to a master netting arrangement or similar arrangement	88,140	(88,140)	—
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—
Total derivative liabilities	$88,140	$(88,140)	$—
Total financial liabilities	$88,140	$(88,140)	$—
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

The gross gains (losses) reclassified from accumulated other comprehensive income (loss) to net income, are included as components of interest expense. The impacts on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(694)	$(7,650)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$214

	Three Months Ended June 30, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(7,275)	$(7,497)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$1,036

	Six Months Ended June 30, 2021
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$3,664	$(15,308)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$(30)

	Six Months Ended June 30, 2020
	Recognized in Earnings	Gross Gains (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	Gross amount Reclassified From Accumulated Other Comprehensive Income to Interest Expense
Interest rate swap agreements designated as cash flow hedges	$—	$(59,661)	$(8,321)
Derivative instruments not designated as hedges
Losses (Gains) recognized in interest expenses	$10,207

The Company estimates that approximately $27,376 of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified to interest expense within the next twelve months.

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
Financial Instruments Measured At Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and the level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Balance at June 30, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Other assets:
Trading interest rate caps (a)	$—	$16,867	$—	$16,867	$—	$4,617	$—	$4,617
Cash flow hedging interest rate swaps (a)	—	704	—	$704	—	123	—	$123
Available-for-sale-debt securities (b)	—	90,642	—	$90,642	—	95,654	—	$95,654
Retail installment contracts (c)(d)	—	—	2,841	$2,841	—	—	5,614	$5,614
Other liabilities:
Trading options for interest rate caps (a)	—	16,867	—	$16,867	—	4,617	—	$4,617
Cash flow hedging interest rate swaps (a)	—	52,065	—	$52,065	—	70,589	—	$70,589
Trading interest rate swaps (a)	—	9,615	—	$9,615	—	12,934	—	$12,934

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
(d)The aggregate fair value of retail installment contracts in non-accrual status, as of June 30, 2021 and December 31, 2020, is $343 and $1,129, respectively.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the changes in retail installment contracts held for investment balances classified as Level 3 balances for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance — beginning of year	$3,965	$15,307	$5,614	$4,719
Additions / issuances	—	—	—	2,512
Transfer from level 2 (a)	—	—	—	17,634
Net collection activities	(1,124)	(4,764)	(2,773)	(14,444)
Gains recognized in earnings	—	42	—	164
Balance — end of year	$2,841	$10,585	$2,841	$10,585
(a) The Company transferred retail installment contracts from Level 2 to Level 3 during the three months ended March 31, 2020 because the fair value for these assets could not be determined by using readily observable inputs at March 31, 2020. There were no other material transfers in or out of Level 3 during the three months ended June 30, 2020 and during the three and six months ended June 30, 2021.
Financial Instruments Measured At Fair Value on a Nonrecurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020, respectively:

	Six Months Ended June 30, 2021		Year Ended December 31, 2020
	Total	Lower of cost or fair value expense	Total	Lower of cost or fair value expense
Other assets — vehicles (a)	$304,889	$—	$311,557	$—
Personal loans held for sale (b)	—	—	893,479	355,136
Retail installment contracts held for sale (c)	391,209	—	674,048	$7,385
Auto loans impaired due to bankruptcy (d)	194,731	—	191,785	—
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
(d) For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices. No additional lower of cost or fair value expense was recorded for the six months ended June 30, 2021.

Quantitative Information about Level 3 Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020, respectively:

Financial Instruments	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range (weighted average) (a)
Financial Assets:
Retail installment contracts held for investment	$2,841	Discounted Cash Flow	Discount Rate	7%-13% (9%)
			Default Rate	4%-10% (5%)
			Prepayment Rate	4%-15% (15%)
			Loss Severity Rate	50%-60% (56%)
Retail installment contracts held for sale	$391,209	Discounted Cash Flow	Discount Rate	1% - 2% (2%)
			Default Rate	4% - 10% (6%)
			Prepayment Rate	15% - 20% (17%)
			Loss Severity Rate	50% - 55% (52%)
(a) Weighted average was developed by weighting the associated relative unpaid principal balances.

Financial Instruments	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range
Financial Assets:
Retail installment contracts held for investment	$5,614	Discounted Cash Flow	Discount Rate	7%-11%
			Default Rate	4%-20%
			Prepayment Rate	15%-25%
			Loss Severity Rate	50%-60%
Personal loans held for sale	$893,479	Lower of Market or Income Approach	Market Approach
			Market Participant View	60%-70%
Income Approach
			Discount Rate	20%-30%
			Default Rate	35%-45%
			Net Principal & Interest Payment Rate	65%-75%
			Loss Severity Rate	90%-95%
Retail installment contracts held for sale	$674,048	Discounted Cash Flow	Discount Rate	1.5% - 2.5%
			Default Rate	2% - 4%
			Prepayment Rate	10% - 20%
			Loss Severity Rate	50% - 60%

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following tables present the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2021 and December 31, 2020, and the level within the fair value hierarchy:

	June 30, 2021					December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$321,976	$321,976	$321,976	$—	$—	$109,053	$109,053	$109,053	$—	$—
Finance receivables held for investment, net (b)	27,104,054	29,725,219	—	—	29,725,219	26,806,606	29,464,066	—	—	29,464,066
Restricted cash (a)	2,660,662	2,660,662	2,660,662	—	—	2,221,094	2,221,094	2,221,094	—	—
Investments in debt securities held to maturity (c)	115,672	116,314	—	116,314	—	44,841	45,606	—	45,606	—
Total	$30,202,364	$32,824,171	$2,982,638	$116,314	$29,725,219	$29,181,594	$31,839,819	$2,330,147	$45,606	$29,464,066
Liabilities:
Notes Payable:
Facilities with third parties (d)	$761,045	$761,045	$—	$—	$761,045	$4,159,955	$4,159,955	$—	$—	$4,159,955
Secured structured financings (e)	27,191,597	27,499,646	—	22,075,935	5,423,711	26,177,401	26,673,970	—	18,291,898	8,382,072
Facilities with Santander and related subsidiaries (f)	10,250,000	10,446,800	—	—	10,446,800	10,801,318	11,333,823	—	—	11,333,823
Total	$38,202,642	$38,707,491	$—	$22,075,935	$16,631,556	$41,138,674	$42,167,748	$—	$18,291,898	$23,875,850

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

(b)Finance receivables held for investment, net — Finance receivables held for investment, net are carried at amortized cost, net of an allowance. These receivables exclude retail installment contracts that are measured at fair value on a recurring and nonrecurring basis. The estimated fair value for the underlying financial instruments is determined as follows:
•Retail installment contracts held for investment and purchased receivables - credit deteriorated — The estimated fair value of all finance receivables at June 30, 2021 is estimated using a DCF model, and such receivables are classified as Level 3.
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

11.    Investment Gains (Losses), Net
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

Investment gains (losses), net was comprised of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gain (loss) on sale of loans and leases	$1,052	$(26,884)	$17,409	$(26,884)
Lower of cost or market adjustments	—	(121,642)	(31,848)	(184,600)
Other gains, net	1,362	944	2,141	476
	$2,414	$(147,582)	$(12,298)	$(211,008)

The lower of cost or market adjustments for the three and six months ended June 30, 2021 and 2020 included zero, $65,047, $86,698 and $196,897, respectively, in customer default activity, and unfavorable/(favorable) adjustments of zero, $(33,199), $34,944 and $(12,297) respectively, primarily related to net changes in the unpaid principal balance on the personal lending portfolio.

On March 31, 2021, the Company sold the personal lending portfolio. Refer to Note 1 - “Description of Business, Basis of Presentation, and Accounting Principles” to these Condensed Consolidated Financial Statements for more information.

12.    Income Taxes
The Company recorded income tax expense/(benefit) of $332,420 (23.9% effective tax rate) and $(32,857) (25.4% effective tax rate) during the three months ended June 30, 2021 and 2020, respectively. The Company recorded income tax expense/(benefit) of $566,877 (24.0% effective tax rate) and $(35,315) (26.0% effective tax rate) during the six months ended June 30, 2021 and 2020, respectively. The effective tax rate decreased primarily due to increased benefits from electrical vehicle credits and an increase to pre-tax income that diluted unfavorable components of the effective tax rate and allowed for absorption of favorable discrete activity to produce an effective tax rate reduction.
The Company is a party to a tax sharing agreement requiring that the unitary state tax liability among affiliates included in unitary state tax returns be allocated using the hypothetical separate company tax calculation method. The Company had a net receivable from affiliates under the tax sharing agreement of $642 and $11,191 at June 30, 2021 and December 31, 2020, respectively, which was included in related party taxes receivable in the condensed consolidated balance sheet.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of June 30, 2021 and December 31, 2020, the Company has no earnings that are considered indefinitely reinvested.

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

The calculation of diluted EPS excludes the effect of exercise or settlement that would be anti-dilutive for employee stock options of zero for the three and six months ended June 30, 2021 and 52,114 for the three and six months ended June 30, 2020.

The following table represents EPS numbers for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per common share
Net income (loss)	$1,058,202	$(96,678)	$1,799,857	$(100,665)
Weighted average number of common shares outstanding before restricted participating shares (in thousands)	306,057	319,774	306,083	326,900
Weighted average number of common shares outstanding (in thousands)	306,057	319,774	306,083	326,900
Earnings per common share	$3.46	$(0.30)	$5.88	$(0.31)
Earnings per common share - assuming dilution
Net income (loss)	$1,058,202	$(96,678)	$1,799,857	$(100,665)
Weighted average number of common shares outstanding (in thousands)	306,057	319,774	306,083	326,900
Effect of employee stock-based awards (in thousands)	232	104	244	237
Weighted average number of common shares outstanding - assuming dilution (in thousands)	306,289	319,878	306,327	327,137
Earnings per common share - assuming dilution	$3.45	$(0.30)	$5.88	$(0.31)

14.    Commitments and Contingencies

The following table summarizes liabilities recorded for commitments and contingencies as of June 30, 2021 and December 31, 2020, all of which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2021	December 31, 2020
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$102,191	$43,778
Agreement with Bank of America	Servicer performance fee	(154)	1,200
Agreement with CBP	Loss-sharing payments	(6)	181
Other Contingencies	Consumer arrangements	28,408	22,155
Legal and regulatory proceedings	Aggregate legal and regulatory liabilities	13,867	31,936
	Total commitments and contingencies	$144,306	$99,250

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

MPLFA

Under terms of the MPLFA, the Company must make revenue sharing payments to Stellantis N.V. and also must share with Stellantis N.V. when residual gains/(losses) on leased vehicles exceed a specified threshold. The Company had accrued $102,191 and $43,778 at June 30, 2021 and December 31, 2020, respectively, related to these obligations. The MPLFA also requires that the Company maintain at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to Stellantis N.V. retail financing. In turn, Stellantis N.V. must provide designated minimum threshold percentages of its subvention business to the Company.

Agreement with Bank of America
Until January 2017, the Company had a flow agreement with Bank of America whereby the Company was committed to selling up to $300,000 of eligible loans to the bank each month. The Company retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. The Company had accrued $(154) and $1,200 at June 30, 2021 and December 31, 2020, respectively, related to this obligation.

Agreement with CBP
Until May 2017, the Company sold loans to CBP under terms of a flow agreement and predecessor sale agreements. The Company retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $(6) and $181 at June 30, 2021 and December 31, 2020, respectively, related to the loss-sharing obligation.
Other Contingencies
The Company is or may be subject to potential liability under various other contingent exposures. The Company had accrued $28,408 and $22,155 at June 30, 2021 and December 31, 2020, respectively, for other miscellaneous contingencies.
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

As of June 30, 2021 and December 31, 2020, the Company accrued aggregate legal and regulatory liabilities of $14 million and $32 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, is zero as of June 30, 2021. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Shareholder Derivative Lawsuit

•Seattle City Employees’ Retirement System v. Santander Holdings USA, Inc., et al.: In November 2020, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Seattle City v. Santander Holdings USA, Inc., C.A. No. 2020-0977-AGB. The plaintiff seeks unspecified monetary damages and other injunctive relief in the complaint. The complaint alleges, among other things, that SHUSA and the current director breached their fiduciary duties by causing the Company to engage in share repurchases for the purpose of increasing SHUSA’s ownership of the Company above 80%, which the complaint alleges would allow SHUSA to obtain tax and other benefits not available to the rest of the Company’s shareholders. The defendants filed an answer to the complaint.

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

Currently, such matters include, but are not limited to, the following:

•Mississippi Attorney General Lawsuit: In January 2017, the Attorney General of Mississippi filed a lawsuit against the Company in the Chancery Court of the First Judicial District of Hinds County, Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. In July 2021, the Company and the state of Mississippi entered into a settlement agreement resolving this matter for a monetary payment of $3,700 to the state of Mississippi.

Agreements
•Bluestem

The Company is party to agreements with Bluestem whereby the Company is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on account with new advances originated by Bluestem through April 2022.

During the first quarter in 2021, the Company completed the sale of the Bluestem personal lending portfolio to a third party. In addition, the Company executed a forward flow sale agreement with a third party to purchase all personal lending receivables that the Company purchases from Bluestem through the term of the agreement with Bluestem.

As of December 31, 2020, the total unused credit available to customers was $2.7 billion. In 2021, the Company purchased $0.3 billion of receivables, out of the $2.7 billion unused credit available to customers as of December 31, 2020. In 2020, the Company purchased $1.2 billion of receivables, out of the $3.0 billion unused credit available to customers as of December 31, 2019. In addition, the Company purchased $24,865 and $78,785 of receivables related to newly opened customer accounts during the six months ended June 30, 2021 and 2020, respectively.

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

In connection with the sale of retail installment contracts through securitizations and other sales, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2021, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for the Company’s asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to the Company’s retail installment contract sales agreements is not expected to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of the Company under the governing documents of its warehouse lines and privately issued amortizing notes. These guarantees are limited to the obligations of the Company as servicer.

In November 2015, the Company executed a forward flow asset sale agreement with a third party under terms of which the Company committed to sell $350,000 in charged off loan receivables in bankruptcy status on a quarterly basis. However, any sale more than $275,000 is subject to a market price check. The remaining aggregate commitment as of June 30, 2021 and December 31, 2020, not subject to market price check was $6,215 and $15,318, respectively.

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

15.    Related-Party Transactions
Related-party transactions not otherwise disclosed in these footnotes to the condensed consolidated financial statements include the following:
Credit Facilities

Interest expense, including unused fees, for lines of credit from SHUSA (Note 7) totaled $72,211 and $70,352 for the three months ended June 30, 2021 and 2020, respectively, and $146,230 and $133,370 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest for lines of credit from SHUSA at June 30, 2021 and December 31, 2020 was $37,489 and $40,234, respectively.

Interest expense, including unused fees, for lines of credit from Santander (Note 7) totaled $11,795 and $703 for the three months ended June 30, 2021 and 2020, respectively, and $23,680 and $703 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest for lines of credit from Santander at June 30, 2021 and December 31, 2020 was $1,512 and $1,603, respectively.

Derivatives
The Company has derivative financial instruments with Santander and affiliates with outstanding notional amounts of
$3,611,862 and $3,148,850 as of June 30, 2021 and December 31, 2020, respectively (Note 9). The Company had a collateral overage on derivative liabilities with Santander and affiliates of zero and $907 as of June 30, 2021 and December 31, 2020, respectively.

Retail Installment Contracts and RV Marine
The Company also has agreements with SBNA to service auto retail installment contracts and recreational and marine vehicle portfolios.
Servicing fee income recognized under these agreements totaled $350 and $541 for the three months ended June 30, 2021 and 2020, respectively, and $752 and $1,093 for the six months ended June 30, 2021 and 2020, respectively. Other information on the serviced auto loan and retail installment contract portfolios for SBNA as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Total serviced portfolio	$151,917	$190,504
Cash collections due to owner	27,449	19,650
Servicing fees receivable	4,066	1,769
Dealer Lending
Under the Company’s agreement with SBNA, the Company is required to permit SBNA a first right to review and assess CCAP dealer lending opportunities, and SBNA is required to pay the Company an origination fee for each loan originated under the agreement. The agreement also transferred the servicing of all CCAP receivables from dealers, including receivables held by SBNA to the Company and from the Company to SBNA. The Company may provide advance funding for dealer loans originated by SBNA, which is reimbursed to the Company by SBNA. The Company had no outstanding receivable from SBNA as of June 30, 2021 or December 31, 2020 for such advances.

Other information related to the above transactions with SBNA is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Origination and renewal fee income from SBNA	$—	$512	$—	$2,021
Servicing fees expenses charged by SBNA	70	(2)	160	72

Under the agreement with SBNA, the Company may originate retail consumer loans in connection with sales of vehicles that are collateral held against floorplan loans by SBNA. Upon origination, the Company remits payment to SBNA, which settles the transaction with the dealer. The Company owed SBNA $6,743 and $7,548 related to such originations as of June 30, 2021 and December 31, 2020, respectively.
The Company received a $9,000 referral fee in connection with a sourcing and servicing arrangement and is amortizing the fee into income over the ten-year term of the agreement through July 1, 2022, the termination date of the agreement. As of June 30, 2021 and December 31, 2020, the unamortized fee balance was $1,800 and $2,250, respectively. The Company recognized $225 and $450 of income related to the referral fee for the three and six months ended June 30, 2021 and 2020, respectively.
Origination Support Services

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Stellantis N.V. dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. For the three and six months ended June 30, 2021, the Company facilitated the purchase of $2.6 billion and $4.5 billion of retail installment contacts, respectively. For the three and six months ended June 30, 2020, the Company facilitated the purchase of $1.7 billion and $2.8 billion of retail installment contacts, respectively. The Company recognized origination fee and servicing fee income of $15,503, $27,069, $11,067 and $21,555 for the three and six months ended June 30, 2021 and 2020, respectively, of which $4,386 and $2,271 was receivable as of June 30, 2021 and 2020, respectively.
Securitizations
The Company had a Master Securities Purchase Agreement (MSPA) with Santander, whereby the Company had the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term that ended in December 2018. The Company provides servicing on all loans originated under this arrangement. For the three and six months ended June 30, 2021 and 2020, the Company received the servicing fee income of $2,404, $5,293, $5,220 and $11,193, respectively, for the servicing of these loans.
Servicing fee receivable, as of June 30, 2021 and December 31, 2020, was $750 and $1,070, respectively. The Company had $5,988 and $6,203 of collections due to Santander, as of June 30, 2021 and December 31, 2020, respectively.

Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint book runner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS for the three months ended June 30, 2021 and 2020 totaled $1,512 and $713, respectively, and totaled $2,704 and $1,522 for the six months ended June 30, 2021 and 2020, respectively, and are included in debt issuance costs in the accompanying condensed consolidated financial statements.

Employee compensation

Certain employees of the Company and SHUSA provide services to each other. For the six months ended June 30, 2021 and 2020, the Company owed SHUSA approximately $9,582 and $5,114 and SHUSA owed the Company approximately $2,703 and $2,413 for such services, respectively.

Other related-party transactions

•The Company subleases approximately 13,000 square feet of its corporate office space to SBNA. For the three months ended June 30, 2021 and 2020, the Company recorded $44 and for the six months ended June 30, 2021 and 2020, the Company recorded $88 in sublease revenue on this property.

•The Company has certain deposit and checking accounts with SBNA. As of June 30, 2021 and December 31, 2020, the Company had a balance of $262,805 and $32,490, respectively, in these accounts. The Company has collateral accounts with SBNA with balances as of June 30, 2021 and December 31, 2020 of $6,027 and $27, respectively, in these accounts.

•The Company and SBNA have a Credit Card Agreement (Card Agreement) whereby SBNA provides credit card services for travel and related business expenses for vendor payments. This service is at zero cost but generates rebates based on purchases made. As of June 30, 2021, the activities associated with the program were insignificant.

•The Company pays SBNA a market rate-based fee expense for payments made at SBNA retail branch locations for accounts originated or serviced by the Company and the costs associated with modifying the Advanced Teller platform to the payments. The Company incurred expenses totaled $34 and $43 for the three months ended June 30, 2021 and 2020, respectively, and $67 and $101 for the six months ended June 30, 2021 and 2020, respectively.

•The Company has contracted Aquanima, a Santander affiliate, to provide procurement services. Expenses incurred totaled $786 and $784 for the three months ended June 30, 2021, and 2020, respectively, and totaled $1,573 and $1,294 for the six months ended June 30, 2021 and 2020, respectively.

•Santander Global Tech (formerly known as Produban Servicios Informaticos Generales S.L.), a Santander affiliate, provides professional services, telecommunications, and internal and/or external applications to the Company. Expenses incurred, which are included as a component of other operating costs in the accompanying consolidated statements of income, totaled zero and $(108) for the three months ended June 30, 2021 and 2020, respectively, and zero and $71 for the six months ended June 30, 2021 and 2020, respectively.

•The Company partners with SHUSA to place Cyber Liability Insurance in which participating worldwide Santander entities share €270 million aggregate limits. The Company repays SHUSA for the Company’s equitably allocated portion of insurance premiums and fees. Expenses incurred totaled $150 and $108 for the three months ended June 30, 2021 and 2020, respectively, and totaled $301 and $216 for the six months ended June 30, 2021 and 2020, respectively. In addition, the Company partners with SHUSA for various other insurance products. Expenses incurred totaled $513 and $183 for the three months ended June 30, 2021 and 2020, respectively, and totaled $1,027 and $365 and for the six months ended June 30, 2021 and 2020, respectively.

•In April 2021, the Company entered into a non-binding term sheet with AutoFi Inc. for the design and operation of a digital software platform for the sale and financing of automobiles. Mouro Capital, which is a wholly-owned subsidiary of Santander, owns 10.3% of the total equity of AutoFi Inc. The term sheet, which may be terminated by either party without penalty, requires the Company to pay $250 per month for the design and development of the digital software platform until the parties execute a definitive agreement.

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
The Company recognized $7,756 and $5,150 related to stock options and restricted stock units within compensation expense for the six months ended June 30, 2021 and 2020, respectively. In addition, the Company recognizes forfeitures of awards as they occur.
A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	169,369	$13.01	1.9	$1,543
Granted	—	—	—	—
Exercised	(52,561)	9.53	—	883
Expired	—	—	—	—
Forfeited	—	—	—	—
Other (a)	—	—	—	—
Options outstanding at June 30, 2021	116,808	14.58	1.8	2,539
Options exercisable at June 30, 2021	116,808	$14.58	1.8	$2,539
Options expected to vest at June 30, 2021	—	$—	0	$—
(a) Represents stock options that were reinstated.

A summary of the Company’s Restricted Stock Units and performance stock units and related activity as of and for the six months ended June 30, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	367,012	$19.78	0.8	$8,082
Granted	438,435	27.71	—	—
Vested	(395,025)	23.06	—	10,580
Forfeited/canceled	(7,493)	14.63	—	—
Non-vested at June 30, 2021	402,929	$25.25	1.4	$14,634

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background and Overview

The Company was formed in 2013 as a corporation in the state of Delaware and is the holding company for SC Illinois, a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. The Company is majority-owned (as of July 26, 2021, approximately 80.2%) by SHUSA, a wholly-owned subsidiary of Santander. Refer to Note 1 - "Description of Business" to the accompanying condensed consolidated financial statements for the details on the SHUSA offer.
The Company is managed through a single reporting segment, Consumer Finance, which includes vehicle financial products and services, including retail installment contracts, vehicle leases, and financial products and services related to recreational and marine vehicles, and other consumer finance products.
CCAP continues to be a focal point of the Company’s strategy. Since May 2013, under the MPLFA with FCA, the Company has operated as Stellantis N.V.'s preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis N.V. customers and dealers under the CCAP brand. The Company’s average penetration rate under the MPLFA for the second quarter ended June 30, 2021 was 34%, a decrease from 37% for the same period in 2020.

The Company has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with Stellantis N.V. to continue to strengthen its relationship and create value within the CCAP program. During the six months ended June 30, 2021, the Company originated $8.3 billion in CCAP loans which represented 56% of total retail installment contract originations (unpaid principal balance), as well as $4.2 billion in CCAP leases. Additionally, all of the leases originated by the Company during the six months ended June 30, 2021 were under the MPLFA.
Economic and Business Environment

Unemployment rates are 5.90% as reported by the Bureau of Labor Statistics for June 30, 2021, and the federal funds rate was in the range of 0.00% to 0.25% on June 30, 2021.

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

The Company holds debt, derivatives, and other financial instruments that use USD LIBOR as a reference rate and that will be impacted by the demise of LIBOR. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of June 30, 2021, the Company has approximately $4 billion of liabilities with LIBOR exposure. The Company also had approximately $20 billion in notional amounts of derivative contracts with LIBOR exposure.
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

SHUSA Proposal

On July 2, 2021 the Company announced that it received a non-binding proposal (the “Proposal”) from SHUSA to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by SHUSA at a purchase price of $39.00 per share in cash, subject to the conditions set forth in the Proposal. The Board formed an independent special committee (the “Special Committee”), composed of William Rainer, William Muir, and Robert McCarthy and elected William Rainer as its chairperson, to consider the Proposal. The Special Committee has engaged independent financial and legal advisors to assist in its evaluation of the Proposal. There can be no assurance the Proposed Transaction will be completed, or as to the terms of any such transaction. The review and consideration of the Proposal, as well as any alternatives that may become available to the Company, may require the expenditure of significant time and resources by the Company.

Volume

The Company’s originations of retail installment contracts and leases, including revolving loans, average APR, and dealer discount (net of dealer participation) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollar amounts in thousands)
Retained Originations
Retail installment contracts	$5,871,823	$5,098,496	$10,115,312	$8,832,741
Average APR	14.4%	11.7%	14.7%	13.3%
Average FICO® (a)	608	657	606	635
Premium	(2.3)%	(0.9)%	(2.0)%	(0.8)%

Personal loans (b)	$—	$347,238	$—	$618,073
Average APR	—%	29.6%	—%	29.5%

Leased vehicles	$2,067,741	$986,617	$4,222,247	$3,007,338

Finance lease	$2,534	$1,927	$5,331	$4,929
Total originations retained	$7,942,098	$6,434,278	$14,342,890	$12,463,081

Sold Originations
Retail installment contracts	$—	$—	$235,395	$111,981
Average APR	—%	—%	7.7%	4.4%
Average FICO® (c)	—	—	699	722

Personal Loans (d)	$—	$—	$292,709	$—
Average APR	—%	—%	29.7%	$—

Total Originations Sold	$—	$—	$528,104	$111,981

Total originations (excluding SBNA Originations Program)	$7,942,098	$6,434,278	$14,870,994	$12,575,062
(a)Unpaid principal balance excluded from the weighted average FICO score is $559 million and $586 million for the three months ended June 30, 2021 and 2020, respectively, as the borrowers on these loans did not have FICO scores at origination and of these amounts, $187 million and $102 million, respectively, were commercial loans. Unpaid principal balance excluded from the weighted average FICO score is $1.0 billion and $1.0 billion for the six months ended June 30, 2021 and 2020, respectively, as the borrowers on these loans did not have FICO scores at origination and of these amounts, $341 million and $241 million, respectively, were commercial loans.
(b)    Included in the total origination volume is $58 million and $79 million, for the three and six months ended June 30, 2020, respectively, related to newly opened accounts.
(c)    Unpaid principal balance excluded from the weighted average FICO score is $8 million and $9 million for the six months ended June 30, 2021 and 2020, respectively, as the borrowers on these loans did not have FICO scores at origination. Of these amounts, zero were commercial loans for the six months ended June 30, 2021 and 2020, respectively.
(d)    Included in the total origination volume is $25 million for the three months ended March 31, 2021 related to related to newly opened accounts.

Total auto originations (excluding SBNA Origination Program) increased $2.9 billion, or 24.4%, from the six months ended June 30, 2020 to six months ended June 30, 2021. The Company's initiatives to improve our pricing, as well as, our dealer and customer experience have increased our competitive position in the market. The Company continues to focus on optimizing the loan quality of its portfolio with an appropriate balance of volume and risk. CCAP volume and penetration rates are influenced by strategies implemented by Stellantis N.V. and the Company, including product mix and incentives.

Beginning in 2018, the Company agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail auto loans, primarily from Stellantis N.V. dealers. In addition, the Company agreed to perform the servicing for any loans originated on SBNA’s behalf. During the three and six months ended June 30, 2021 and

2020 the Company facilitated the purchase of $2.6 billion, $4.5 billion, $1.7 billion and $2.8 billion of retail installment contacts, respectively.

The Company’s originations of retail installment contracts and leases by vehicle type during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	(Dollar amounts in thousands)
Retail installment contracts
Car	$1,985,636	33.8%	$1,180,348	23.2%	$3,461,375	33.4%	$2,409,963	26.9%
Truck and utility	3,705,706	63.1%	3,760,422	73.7%	6,553,153	63.4%	6,185,934	69.2%
Van and other (a)	180,481	3.1%	157,726	3.1%	336,179	3.2%	348,825	3.9%
	$5,871,823	100.0%	$5,098,496	100.0%	$10,350,707	100.0%	$8,944,722	100.0%

Leased vehicles
Car	$36,250	1.8%	$43,295	4.4%	$71,641	1.7%	$113,447	3.8%
Truck and utility	2,006,334	97.0%	924,064	93.6%	4,076,244	96.5%	2,823,632	93.9%
Van and other (a)	25,157	1.2%	19,258	2.0%	74,362	1.8%	70,259	2.3%
	$2,067,741	100.0%	$986,617	100.0%	$4,222,247	100.0%	$3,007,338	100.0%

Total originations by vehicle type
Car	$2,021,886	25.5%	$1,223,643	20.1%	$3,533,016	24.2%	$2,523,410	21.1%
Truck and utility	5,712,040	71.9%	4,684,486	77.0%	10,629,397	73.0%	9,009,566	75.4%
Van and other (a)	205,638	2.6%	176,984	2.9%	410,541	2.8%	419,084	3.5%
	$7,939,564	100.0%	$6,085,113	100.0%	$14,572,954	100.0%	$11,952,060	100.0%
(a) Other primarily consists of commercial vehicles.

The Company’s portfolio of retail installment contracts held for investment and leases by vehicle type as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	(Dollar amounts in thousands)
Retail installment contracts
Car	$11,881,654	36.3%	$11,727,343	35.6%
Truck and utility	19,692,060	60.1%	19,939,215	60.5%
Van and other (a)	1,176,857	3.6%	1,270,478	3.9%
	$32,750,571	100.0%	$32,937,036	100.0%
Leased vehicles
Car	$543,094	3.2%	$766,451	4.4%
Truck and utility	15,926,065	94.6%	16,052,162	93.0%
Van and other (a)	366,680	2.2%	440,855	2.6%
	$16,835,839	100.0%	$17,259,468	100.0%
Total by vehicle type
Car	$12,424,748	25.1%	$12,493,794	24.9%
Truck and utility	35,618,125	71.8%	35,991,377	71.7%
Van and other (a)	1,543,537	3.1%	1,711,333	3.4%
	$49,586,410	100.0%	$50,196,504	100.0%
(a) Other primarily consists of commercial vehicles.

The Company's asset sales for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	2021	2020
	(Dollar amounts in thousands)
Retail installment contracts	$309,784	$512,286	$2,690,569	$512,286
Average APR	5.9%	6.4%	4.2%	6.4%
Average FICO®	716	691	737	691

Personal Loans	$—	$—	$1,253,476	—
Average APR	—%	—	29.7%	—

Total Asset Sales	$309,784	512,286	$3,944,045	512,286
The unpaid principal balance, average APR, and remaining unaccreted net discount of the Company’s held for investment portfolio as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(Dollar amounts in thousands)
Retail installment contracts	$32,750,571	$32,937,036
Average APR	15.7%	15.2%
Premium	(0.74)%	(0.15)%

Leased vehicles	$16,835,839	$17,259,468

Finance leases	$24,150	$26,150

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

The Company generally does not acquire receivables from dealers at a discount. The Company amortizes discounts, subvention payments from manufacturers, and origination costs as adjustments to income from retail installment contracts using the effective yield method. The Company estimates future principal prepayments specific to pools of homogeneous loans based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans generally experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate, and the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience, and is used as an input in the calculation of the constant effective yield. Our estimated weighted average prepayment rates ranged from 10.0% to 15.7% as of June 30, 2021, and 5.0% to 11.0% as of June 30, 2020.

Historically, the Company’s primary means of acquiring retail installment contracts has been through individual acquisitions immediately after origination by a dealer. The Company also periodically purchases pools of receivables and had significant volumes of these purchases during the credit crisis.

During the three and six months ended June 30, 2021 and 2020 the Company recognized certain retail installment contracts with an unpaid principal balance of zero, zero, zero and $76,878, respectively, held by non-consolidated securitization Trusts under optional clean-up calls. Following the initial recognition of these loans at fair value, the performing loans in the portfolio will be carried at amortized cost, net of ACL. The Company elected the fair value option for all non-performing loans acquired (more than 60 days delinquent as of re-recognition date), for which it was probable that not all contractually required payments would be collected. For the Company’s existing purchased receivables portfolios - credit deteriorated, which were acquired at a discount partially attributable to credit deterioration since origination, the Company estimates the expected yield on each portfolio at acquisition and records monthly accretion income based on this expectation. The Company periodically re-evaluates performance expectations and may increase the accretion rate if a pool is performing better than expected. If a pool is performing worse than expected, the Company is required to continue to record accretion income at the previously established rate and to record impairment to account for the worsening performance.

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

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Interest on Finance Receivables and Loans

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Income from retail installment contracts	$1,229,068	$1,152,053	$77,015	7%	$2,444,974	$2,331,489	$113,485	5%
Income from purchased receivables portfolios - credit deteriorated	424	727	(303)	(42)%	909	1,515	(606)	(40)%
Income from receivables from dealers	—	11	(11)	(100)%	—	65	(65)	(100)%
Income from personal loans	—	83,809	(83,809)	(100)%	88,260	177,350	(89,090)	(50)%
Total interest on finance receivables and loans	$1,229,492	$1,236,600	$(7,108)	(1)%	$2,534,143	$2,510,419	$23,724	0.9%

Income from retail installment contracts increased $77 million or 7% from the second quarter of 2020 to the second quarter of 2021 and increased $113 million or 5% from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to an increase in average outstanding balance of the Company's portfolio, offset by sale of gross retail installment contracts to third party investors in off-balance sheet securitizations.

Income from personal loans On March 31, 2021, the Company completed the sale of the $1.3 billion Bluestem personal lending portfolio BB Allium LLC. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to the condensed consolidated financial statements, for additional information regarding the sale.
Leased Vehicle Income and Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Leased vehicle income	$703,916	$737,549	$(33,633)	(5)%	$1,444,800	$1,485,528	$(40,728)	(3)%
Leased vehicle expense	294,720	610,861	(316,141)	(52)%	718,515	1,163,773	(445,258)	(38)%
Leased vehicle income, net	$409,196	$126,688	$282,508	223%	$726,285	$321,755	$404,530	126%

Leased vehicle income, net increased $283 million or 223% from the second quarter of 2020 to the second quarter of 2021 and increased $405 million or 126% from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily driven by an increase in residual value of liquidated units. Through the MPLFA, the Company receives manufacturer incentives on new leases originated under the program in the form of lease subvention payments, which are amortized over the term of the lease and reduce depreciation expense within leased vehicle expense.
Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Interest expense on notes payable	$230,425	$300,165	$(69,740)	(23)%	$476,851	$618,879	$(142,028)	(23)%
Interest expense on derivatives	6,770	8,817	(2,047)	(23)%	13,881	18,937	(5,056)	(27)%
Total interest expense	$237,195	$308,982	$(71,787)	(23)%	$490,732	$637,816	$(147,084)	(23)%
Total interest expense decreased $71.8 million or 23% from the second quarter of 2020 to the second quarter of 2021 and decreased $147 million or 23% from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to a lower interest rate environment and lower debt balances.
Credit Loss Expense (benefit)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Credit loss expense	$(263,751)	$861,896	$(1,125,647)	(131)%	$(127,542)	$1,769,783	$(1,897,325)	(107)%
Credit loss expense (benefit) decreased $1.1 billion or 131% from the second quarter of 2020 to the second quarter of 2021 and decreased $1.9 billion or 107% from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily driven by the additional reserve to address credit risk associated with the COVID-19 outbreak and associated economic recession during the first and second quarter of 2020 and an increase in recoveries, and decrease in charge-offs due to increase in used car prices in 2021.
Profit Sharing

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Profit sharing	$50,553	$11,530	$39,023	338%	$117,879	$25,825	$92,054	356%

Profit sharing expense consists of revenue sharing related to the MPLFA and profit sharing on personal loans originated pursuant to the agreements with Bluestem during the first quarter of 2021. Profit sharing expense increased from the second quarter of 2020 to the second quarter of 2021 and increased from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to an increase in lease portfolio income resulting from an increase in revenue share with FCA, and Bluestem credit improvements, during the first quarter of 2021, prior to sale of the personal lending portfolio on March 31, 2021. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to the accompanying condensed consolidated financial statements, for additional information regarding the sale.

Other Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Investment gains (losses), net	$2,414	$(147,582)	$149,996	(102)%	$(12,298)	$(211,008)	$198,710	(94)%
Servicing fee income	22,812	19,120	3,692	19%	41,506	38,223	3,283	9%
Fees, commissions, and other	50,847	82,069	(31,222)	(38)%	151,375	177,199	(25,824)	(15)%
Total other income	$76,073	$(46,393)	$122,466	(264)%	$180,583	$4,414	$176,169	3,991%

Average serviced for others portfolio	$14,860,274	$10,947,550	$3,912,724	36%	$13,651,847	$10,624,365	$3,027,482	28%
Investment gains (losses), net increased $150 million from the second quarter of 2020 to the second quarter of 2021 and increased $199 million from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to the sale of the personal lending portfolio.
Servicing fee income remained relatively flat in the second quarter of 2021 as compared to the second quarter of 2020 and from the six months ended June 30, 2020 to the six months ended June 30, 2021. The Company records servicing fee income on loans that it services but does not own and does not report on its balance sheet. The serviced for others portfolio as of June 30, 2021 and 2020 was as follows:

	June 30,
	2021	2020
	(Dollar amounts in thousands)
SBNA and Santander retail installment contracts	$11,661,249	$9,488,835
SBNA leases	—	131
Total serviced for related parties	$11,661,249	$9,488,966
CCAP securitizations	46,561	127,108
SCART securitizations	2,338,472	484,413
Other third parties	1,047,502	1,110,728
Total serviced for third parties	$3,432,535	$1,722,249
Total serviced for others portfolio	$15,093,784	$11,211,215

Fees, commissions, and other primarily includes late fees, miscellaneous, and other income and decreased primarily due to the sale of Bluestem personal lending portfolio BB Allium LLC. Refer to Note 1 – “Description of Business, Basis of Presentation, and Accounting Principles” to the condensed consolidated financial statements, for additional information regarding the sale.

Total Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Compensation expense	$156,450	$127,643	$28,807	23%	$310,345	$260,969	$49,376	19%
Repossession expense	38,845	22,289	16,556	74%	84,191	79,951	4,240	5%
Other operating costs	107,915	116,747	(8,832)	(8)%	203,166	208,432	(5,266)	(3)%
Total operating expenses	$303,210	$266,679	$36,531	14%	$597,702	$549,352	$48,350	9%
Compensation expenses increased $29 million or 23% from the second quarter of 2020 to the second quarter of 2021 and increased $49 million or 19% from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to an increase in employee headcount resulting in a higher bonus accrual and an increase in medical claims reserve, offset by a prior year pandemic adjustment.
Repossession expense increased $17 million or 74% from the second quarter of 2020 to the second quarter of 2021 and increased $4 million or 5% from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to lower volume of involuntary repossessions nationwide as a result of the COVID-19 outbreak during the prior year.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Income tax expense	$332,420	$(32,857)	$365,277	(1,112)%	$566,877	$(35,315)	$602,192	(1,705)%
Income before income taxes	1,390,622	(129,535)	1,520,157	(1,174)%	2,366,734	(135,980)	2,502,714	(1,841)%
Effective tax rate	23.9%	25.4%			24.0%	26.0%

The effective tax rate increased from 24.0% for the six months ended June 30, 2020 to 26.0% for the six months ended June 30, 2021, primarily due to pre-tax income in the first half of 2021 compared to discrete tax adjustments that increased the tax benefit recorded on the pre-tax loss in the first half of 2020.

Other Comprehensive Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollar amounts in thousands)
Change in unrealized gains (losses) on cash flow hedges and available-for-sale securities, net of tax	$4,963	$(50)	$5,013	(10026)%	$13,711	$(37,012)	$50,723	(137)%

The change in unrealized gains (losses) for the three and six months ended June 30, 2021 as compared to three and six months ended June 30, 2020, was primarily driven by an increase in cash flow hedge portfolio related to mark-to-market valuation, as shown in Note 9 “Derivative Financial Instruments” to the accompanying condensed consolidated financial statements.
Credit Quality
Loans and Other Finance Receivables
Allowance for Credit losses
Non-prime loans comprise 80% of the Company’s portfolio as of June 30, 2021. The Company records an ACL at a level considered adequate to cover current expected credit losses in the Company’s retail installment contracts and other loans and receivables held for investment, based upon a holistic assessment including both quantitative and qualitative considerations. Refer to Note 2 - "Finance Receivables" and Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s held for investment portfolio of retail installment contracts as of June 30, 2021 and December 31, 2020.
Credit risk profile

A summary of the credit risk profile of the Company’s retail installment contracts held for investment, by FICO® score, number of trade lines (represents number of approved credit accounts reported to credit reporting agencies), and length of credit history, each as determined at origination, as of June 30, 2021 and December 31, 2020 was as follows (dollar amounts in billions, totals may not sum due to rounding):

June 30, 2021
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$3.2	97%	$0.1	3%	$0.0	—%	$0.0	—%	$3.3	9%
	36+	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
<540	<36	0.1	50%	0.0	—%	0.0	—%	0.1	50%	0.2	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.3	90%	4.8	15%
540-599	<36	0.3	33%	0.2	22%	0.1	11%	0.3	33%	0.9	3%
	36+	0.1	1%	0.3	3%	0.3	3%	9.7	93%	10.4	31%
600-639	<36	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.2	3%	5.5	93%	5.9	18%
>=640 (b)	<36	0.8	57%	0.2	14%	0.2	14%	0.2	14%	1.4	4%
	36+	0.1	2%	0.1	2%	0.1	2%	4.1	93%	4.4	13%
Total (c)		$5.6	17%	$1.6	5%	$1.3	4%	$24.6	74%	$33.1	100%

December 31, 2020
Trade Lines		1		2		3		4+		Total
FICO	Months History	$	%	$	%	$	%	$	%	$	%
No-FICO (a)	<36	$3.0	97%	$0.1	3%	$0.0	—%	$0.0	—%	$3.1	9%
	36+	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	2%
<540	<36	0.0	—%	—	—%	0.1	50%	0.1	50%	0.2	1%
	36+	0.1	2%	0.2	4%	0.2	4%	4.3	90%	4.8	15%
540-599	<36	0.3	38%	0.2	25%	0.1	13%	0.2	25%	0.8	3%
	36+	0.2	2%	0.2	2%	0.3	3%	9.0	93%	9.7	28%
600-639	<36	0.4	44%	0.2	22%	0.1	11%	0.2	22%	0.9	3%
	36+	0.1	2%	0.1	2%	0.1	2%	5.0	94%	5.3	16%
>640 (b)	<36	1.0	59%	0.3	18%	0.2	12%	0.2	12%	1.7	5%
	36+	0.1	2%	0.1	2%	0.1	2%	5.5	95%	5.8	18%
Total (c)		$5.5	17%	$1.6	5%	$1.3	4%	$24.7	75%	$33.1	100%
(a) Includes commercial loans
(b) Beginning in 2021, loans with FICO score of 640 are disclosed in the >=640 category. As of December 31, 2020, loans with FICO score of 640 were included in the 600-639 category.
(c) The amount of accrued interest excluded from the disclosed amortized cost as of June 30, 2021 and December 31, 2020 is $348 million and $416 million, respectively.

Delinquencies

The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

In each case, the period of delinquency is based on the number of days payments are contractually past due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company’s delinquencies have been highest in the period from November through January due to consumers’ holiday spending. For the three months ended June 30, 2021, delinquency rates have been positively impacted (lower) due to the benefits of government stimulus payments and tax refunds provided to customers.

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the retail installment contracts held for investment that were placed on nonaccrual status, as of June 30, 2021 and December 31, 2020.
Credit Loss Experience
The following is a summary of net losses and repossession activity on retail installment contracts held for investment for the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30, 2021	June 30, 2020
	(Dollar amounts in thousands)
Principal outstanding at period end	$32,750,571	$30,492,634
Average principal outstanding during the period	$32,494,401	$30,493,604
Number of receivables outstanding at period end	1,899,239	1,916,589
Average number of receivables outstanding during the period	1,910,209	1,867,332
Number of repossessions (a)	84,249	82,364
Number of repossessions as a percent of average number of receivables outstanding	8.8%	8.8%
Net losses	$164,852	$1,054,060
Net losses as a percent of average principal amount outstanding (b)	1.0%	6.9%
(a) Repossessions are net of redemptions. The number of repossessions includes repossessions from the outstanding portfolio and from accounts already charged off. The Company temporarily suspended involuntary repossession activities nationwide during the onset of COVID-19 and restarted these activities during Q3 2020.
(b) Decrease is due to a reduction in the number of repossessions (refer to note (a) above), and an increase in the number of deferrals (explained in detail under "Deferrals and Troubled Debt Restructurings" below) as it relates to COVID-19.
There were no charge-offs on the Company’s receivables from dealers for the three and six months ended June 30, 2021 and 2020. Net charge-offs on the finance lease receivables portfolio, totaled $1,128 and $1,517 for the six months ended June 30, 2021 and 2020, respectively.
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

In March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs in accordance with the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" issued by federal banking agencies and the CARES Act to mitigate the adverse effects of COVID-19 on modifications. These programs temporarily revised the practices noted above during 2020 and increased the volume of modifications provided to our customers. The Company's predominant program offering is a two-month deferral of payments to the end of the loan term and waiver of late charges.
Effective January 1, 2021, the Company has generally returned to pre-pandemic servicing practices, with the exception of an increased limit on total months of extensions allowed. As of June 30, 2021, the overall modification volumes were consistent with volumes experienced before COVID-19 pandemic, and the number and dollar amount of active COVID-19 modifications are immaterial.

The following is a summary of all deferrals (amortized cost) on the Company’s retail installment contracts held for investment as of the dates indicated:

	June 30, 2021		December 31, 2020
	(Dollar amounts in thousands)
Never deferred	$23,304,864	70.4%	$20,824,336	63.0%
Deferred once	3,923,448	11.9%	5,245,471	15.8%
Deferred twice	2,325,645	7.0%	3,083,542	9.3%
Deferred 3 - 4 times	2,424,461	7.3%	2,842,870	8.6%
Deferred greater than 4 times	1,126,619	3.4%	1,104,369	3.3%
Total (a)	$33,105,037		$33,100,588
(a) The amount of accrued interest excluded from the disclosed amortized cost as of June 30, 2021 and December 31, 2020 is $348 million and $416 million, respectively.

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
The following is a summary of the amortized cost (including accrued interest) balance as of June 30, 2021 and December 31, 2020 of loans that have received these modifications and concessions;

	June 30, 2021	December 31, 2020
	Retail Installment Contracts
	(Dollar amounts in thousands)
Temporary reduction of monthly payment (a)	$345,192	$579,187
Bankruptcy-related accounts	18,233	23,865
Extension of maturity date	89,902	69,613
Interest rate reduction	75,051	76,786
Max buy rate and fair lending (b)	8,380,278	7,459,761
Other (c)	466,251	391,424
Total modified loans	$9,374,907	$8,600,636
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

The following table shows the components of the changes in the amortized cost (including accrued interest) in retail installment contract TDRs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance — beginning of period	$4,430,512	$3,436,753	$4,011,780	$3,828,892
New TDRs	411,319	896,477	1,433,473	1,082,244
Charge-offs	(190,511)	(127,617)	(392,972)	(417,184)
Paydowns (a)	(416,983)	(224,817)	(768,388)	(538,827)
Others	(24,126)	822	(73,682)	26,493
Balance — end of period (b)	$4,210,211	$3,981,618	$4,210,211	$3,981,618
(a) Includes net discount accreted in interest income for the period.
(b) excluding collateral-dependent bankruptcy TDRs

Refer to Note 3 - "Credit Loss Allowance and Credit Quality" to the accompanying condensed consolidated financial statements for the details on the Company’s amortized cost (including accrued interest) in TDRs and a summary of delinquent TDRs, as of June 30, 2021 and December 31, 2020.

Liquidity Management, Funding and Capital Resources
Source of Funding
The Company requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds its operations through its lending relationships with 13 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and flow agreements. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company has more than $7.2 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.
During the quarter ended June 30, 2021, the Company completed on-balance sheet funding transactions totaling approximately $6.0 billion, including:
•securitization on the Company’s SDART platform for approximately $2.0 billion;
•securitizations on the Company's DRIVE, deeper subprime platform, for approximately $1.6 billion;
•lease securitization on our SRT platform for approximately $1.7 billion; and
•private amortizing lease facilities for approximately $0.7 billion.

The Company also completed approximately $0.3 billion in asset sales to third parties.

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

The Company has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support Core and CCAP Loan financing. As of June 30, 2021 there was an outstanding balance of approximately $0.8 billion on these facilities in aggregate. These facilities reduced Advance Rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements
The Company obtains financing through investment management or repurchase agreements whereby the Company pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to one year. As of June 30, 2021, there is no outstanding balance under any repurchase agreements.
Lines of Credit with Santander and Related Subsidiaries
Santander and certain of its subsidiaries, such as SHUSA, historically have provided, and continue to provide, the Company with significant funding support in the form of committed credit facilities. The Company’s debt with these affiliated entities consisted of the following:

	As of June 30, 2021 (amounts in thousands)
	Counterparty	Utilized Balance	Committed Amount	Average Outstanding Balance	Maximum Outstanding Balance
Promissory Note	SHUSA	$250,000	$250,000	$250,000	$250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	250,000	250,000	250,000	250,000
Promissory Note	SHUSA	350,000	350,000	350,000	350,000
Promissory Note	SHUSA	400,000	400,000	400,000	400,000
Promissory Note	SHUSA	450,000	450,000	450,000	450,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	500,000	500,000	500,000	500,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	650,000	650,000	650,000	650,000
Promissory Note	SHUSA	750,000	750,000	750,000	750,000
Promissory Note	SHUSA	1,000,000	1,000,000	1,000,000	1,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Promissory Note	Santander	2,000,000	2,000,000	2,000,000	2,000,000
Line of Credit	SHUSA	—	500,000	110,000	480,000
Line of Credit	SHUSA	—	2,500,000	—	—
		$10,250,000	$13,250,000
SHUSA provides the Company with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. SHUSA also provides the Company with $6.3 billion of term promissory notes with maturities ranging from August 2021 to May 2025. Santander provides the Company with $4 billion of unsecured promissory notes with maturities ranging from June 2022 and September 2022.
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

	Six Months Ended June 30,
	2021	2020
	(Dollar amounts in thousands)
Net cash provided by operating activities	$3,817,038	$1,192,105
Net cash provided by (used in) investing activities	3,606	(1,852,397)
Net cash provided by (used in) financing activities	(3,168,153)	732,456
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $2.6 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to the sale of the personal loan portfolio and an increase in proceeds on receivables held for sale.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $1.9 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to $1.4 billion increase in originations of finance receivables held for investment (net), and $0.6 billion increase in proceeds from sale of leased vehicles net of purchases.
Net Cash Used in Financing Activities
Net cash used in financing activities decreased by $3.9 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to decrease in payments for notes payable of $4.4 billion; offset by 0.5 billion increase of shares repurchased primarily due to tender offer program, which expired on February 27, 2020.

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
The following table summarizes the Company’s contractual obligations as of June 30, 2021:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Operating lease obligations	$8,298	$28,998	$25,466	$6,925	$69,687
Notes payable - credit facilities and related party	4,811,045	4,700,000	1,500,000	—	11,011,045
Notes payable - secured structured financings (a)	636,091	10,392,234	11,347,811	4,895,088	27,271,224
Contractual interest on debt	667,512	643,215	164,814	53,112	1,528,653
Total	$6,122,946	$15,764,447	$13,038,091	$4,955,125	$39,880,609
(a)Adjusted for unamortized costs of $80 million.
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

The Company has policies in place designed to measure, monitor and manage the potential volatility in earnings stemming from changes in interest rates. The Company generates finance receivables which are predominantly fixed rate and borrow with a mix of fixed and variable rate funding. To the extent that the Company’s asset and liability re-pricing characteristics are not effectively matched, the Company may utilize interest rate derivatives, such as interest rate swap agreements, to mitigate against interest rate risk. As of June 30, 2021, the notional value of the Company’s interest rate swap agreements was $2.4 billion. The Company also enters into Interest Rate Cap agreements as required under certain lending agreements. In order to mitigate any interest rate risk assumed in the Cap agreement required under the lending agreement, the Company may enter into a second interest rate cap (Back-to-Back). As of June 30, 2021 the notional value of the Company’s interest rate cap agreements was $17.3 billion, under which, all notional was executed Back-to-Back.

The Company monitors its interest rate exposure by conducting interest rate sensitivity analysis. For purposes of reflecting a possible impact to earnings, the twelve-month net interest income impact of an instantaneous 100 basis point parallel shift in prevailing interest rates is measured. As of June 30, 2021, the twelve-month impact of a 100 basis point parallel increase in the interest rate curve would increase the Company’s net interest income by $13 million. In addition to the sensitivity analysis on net interest income, the Company also measures Market Value of Equity (MVE) to view the interest rate risk position. MVE measures the change in value of Balance Sheet instruments in response to an instantaneous 100 basis point parallel increase, including and beyond the net interest income twelve-month horizon. As of June 30, 2021, the impact of a 100 basis point parallel increase in the interest rate curve would decrease the Company’s MVE by $77 million.

Collateral Risk

The Company’s lease portfolio presents an inherent risk that residual values recognized upon lease termination will be lower than those used to price the contracts at inception. Although the Company has elected not to purchase residual value insurance at the present time, the Company’s residual risk is somewhat mitigated by the residual risk-sharing agreement with Stellantis N.V.. Under the agreement, the Company is responsible for incurring the first portion of any residual value gains or losses up to the first 8%. The Company and Stellantis N.V. then equally share the next 4% of any residual value gains or losses (i.e., those gains or losses that exceed 8% but are less than 12%). Finally, Stellantis N.V. is responsible for residual value gains or losses over 12%, capped at a certain limit, after which the Company incurs any remaining gains or losses. From the inception of the agreement with Stellantis N.V. through the second quarter of 2021, approximately 91% of full-term leases have not exceeded the first and second portions of any residual losses under the agreement. The Company also utilizes industry data, including the ALG benchmark for residual values, and employs a team of individuals experienced in forecasting residual values.

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

Liquidity Risk

The Company views liquidity as integral to other key elements such as capital adequacy, asset quality and profitability. The Company’s primary liquidity risk relates to the ability to finance new originations through the Bank and ABS securitization markets. The Company has a robust liquidity policy that is intended to manage this risk. The liquidity risk policy establishes the following guidelines:

•that the Company maintain at least eight external credit providers (as of June 30, 2021, it had thirteen);
•that the Company relies on Santander and affiliates for no more than 30% of its funding (as of June 30, 2021, Santander and affiliates provided 27% of its funding);
•that no single lender’s commitment should comprise more than 33% of the overall committed external lines (as of June 30, 2021, the highest single lender’s commitment was 16%); and
•that no more than 35% and 65% of the Company’s warehouse facilities mature in the next six months and twelve months respectively (as of June 30, 2021, two of the Company’s warehouse facilities are scheduled to mature in the next six or twelve months).

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of June 30, 2021 (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 pandemic to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

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

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow. Other than the risk factor noted below, there have been no material changes from the risk factors set forth under Part I, Item 1A – Risk Factors, in the 2020 Annual Report on Form 10-K.

Our financial condition and our business operations may be negatively impacted as a result of the proposal received from Santander Holdings USA, Inc. to acquire the Company’s common stock not currently owned by it, and the market price of our common stock could decline significantly if a transaction is not completed.

On July 2, 2021, the Company announced that it received a non-binding proposal (the “Proposal”) from its majority shareholder, SHUSA, to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by SHUSA at a purchase price of $39.00 per share in cash, subject to the conditions set forth in the Proposal (the “Proposed Transaction”). The Board formed an independent special committee (the “Special Committee”), composed of William Rainer, William Muir, and Robert McCarthy and elected William Rainer as its chairperson, to consider the Proposal. The Special Committee has engaged independent financial and legal advisors to assist in its evaluation of the Proposal. There can be no assurance the Proposed Transaction will be completed, or as to the terms of any such transaction. The review and consideration of the Proposal, as well as any alternatives that may become available to the Company, may require the expenditure of significant time and resources by the Company. Further, the Proposal may create uncertainty or be a distraction for our Board, management, employees, customers and business partners. Additionally, actions taken by the Company in response to the Proposal could result in litigation against the Company, which may result in further significant costs, uncertainty and distraction. The market price of our common stock may reflect various assumptions as to whether the Proposed Transaction will occur or perceived uncertainties in our future direction and the market price of our stock may change significantly as a result of changing assumptions or perceptions regarding the Potential Transaction. Failure to reach a definitive agreement and consummate a transaction could cause the market price of our common stock to decline significantly.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q.
There were no share repurchases of the Company's common stock as part of publicly announced plans or programs during the quarter ended June 30, 2021. Refer to Note 8 of the accompanying condensed consolidated financial statements for additional details on share repurchases.

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

The following activities are disclosed in response to Section 13(r) with respect to the Group and its affiliates. During the period covered by this report:

•Santander UK holds five blocked accounts for three customers, with the first customer holding one GBP savings account and one GBP current account, the second customer holding one GBP savings account and the third customer holding two GBP current accounts. All three customers, who are resident in the UK, are currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. Revenues and profits generated by Santander UK on these accounts in the six months ended June 30, 2021 were negligible relative to the overall profits of Banco Santander S.A.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions programme. The accounts held by one customer were fully inaccessible at the time of the US designation and were blocked at the time of the account going into a debit balance. The accounts held by the second customer were blocked immediately following the US designation and have remained frozen throughout the six months ended June 30, 2021. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on these accounts in the six months ended June 30, 2021.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for Bank Melli. Three USD accounts and four EUR accounts. The accounts have been blocked since 2008. Bank Melli is currently designated by the US under the Specially Designated Global Terrorist (SDGT) sanctions programme. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the six months ended June 30, 2021

•The Group also has certain legacy performance guarantees for the benefit of Bank Mellat (stand-by letters of credit to guarantee the obligations – either under tender documents or under contracting agreements – of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the six months ended June 30, 2021 which were negligible relative to the overall revenues and profits of Banco Santander, S.A. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 6.	Exhibits
The following exhibits are included herein:

Exhibit Number	Description

10.1
Amendment to Master Private Label Financing Agreement, dated May 18, 2021 (certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 21, 2021; File No. 001-36270).

10.2*	Offer letter, dated April 20, 2021 by and between Bruce Jackson and Santander Consumer USA Inc. #
10.3*	Offer letter, dated May 7, 2021 by and between Sandra Rosa and Santander Consumer USA Inc. #
10.4	Offer letter, by and among Mahesh Aditya and Santander Consumer USA Inc., dated June 25, 2021 (incorporated by reference to Registrant’s Form 8-K, filed June 25, 2021; File No. 001-36270)#
31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement

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
Name: Mahesh Aditya
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mahesh Aditya	President and Chief Executive Officer	July 29, 2021
Mahesh Aditya	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	July 29, 2021
Fahmi Karam	(Principal Financial and Accounting Officer)