Form 10-Q/A
period 2021-03-31
Santander Consumer USA Holdings Inc.
filed 2022-03-04
CIK 1580608

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

EXPLANATORY NOTE

Santander Consumer USA Holdings Inc. ("SC" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2021 (the "Form 10-Q/A").

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as originally filed with the Securities and Exchange Commission (the "SEC") on April 29, 2021 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2021, to make corrections to the Condensed Consolidated Statements of Cash Flows in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors for the classification of certain loan activities related to finance receivables held for sale and finance receivables held for investment within the Condensed Consolidated Statements of Cash Flows. Further explanation regarding the restatement is set forth in Note 1 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A.

The following sections in the Original Filing have been corrected in this Form 10-Q/A to reflect this restatement:

•Part I - Item 1: Condensed Consolidated Financial Information
•Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4: Controls and Procedures
•Part II - Item 6: Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment does not reflect events occurring subsequent to the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing.

INDEX

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
	As Restated - Note 1
Cash flows from operating activities:
Net income (loss)	$741,655	$(3,987)
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(503)	8,923
Credit loss expense	136,209	907,887
Depreciation, amortization and accretion	477,423	564,878
Proceeds from sales of and collections on retail installment contracts held for sale (a)	1,333,954	24,263
Investment losses, net	14,712	63,426
Stock-based compensation	5,448	4,038
Deferred tax expense/(benefit)	231,187	(4,798)
Net change in:
Revolving personal loans	34,246	19,012
Other assets	80,933	(43,309)
Other liabilities	97,634	(145,217)
Net cash provided by operating activities	3,152,898	1,395,116
Cash flows from investing activities:
Originations and purchases of portfolios on finance receivables held for investment	(4,492,802)	(3,939,255)
Collections on finance receivables held for investment	3,610,444	3,294,442
Proceeds from sales of retail installment contracts held for sale, originated as held for investment (b)	1,812,552	—
Leased vehicles purchased	(2,172,167)	(2,030,936)
Manufacturer and Dealer incentives	15,354	170,800
Proceeds from sale of leased vehicles	1,497,995	941,551
Change in revolving personal loans, net	31,121	28,478
Proceeds from repayments and maturities of held-to-maturity securities	6,318	—
Purchases of furniture and equipment	(3,496)	(7,508)
Sales of furniture and equipment	1,332	1
Net cash provided by (used in) investing activities	306,651	(1,542,427)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs - $2,200,000 and $1,835,000 from affiliates, respectively	9,081,404	11,374,959
Payments on borrowings and other debt obligations - $(2,500,000) and $(1,835,000) to affiliates, respectively	(11,687,888)	(10,357,462)
Proceeds from stock option exercises, gross	452	409
Shares repurchased	(9,474)	(468,466)
Dividends paid	(134,656)	(74,624)
Net cash provided by (used in) financing activities	(2,750,162)	474,816

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
	As Restated - Note 1
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
Correction of Errors

Subsequent to the issuance of the Company's March 31, 2021, Consolidated Financial Statements, errors were identified in the historical Consolidated Statement of Cash Flows for the three months ended March 31, 2021. Accordingly, the Company has restated the unaudited interim Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2021, to reflect the error corrections.

•During three months ended March 31, 2021, the Company reported $1,173 million of Originations and purchases of receivables held for sale within Net Cash Provided by Operating Activities that should have been reported as Originations and purchases of portfolios on finance receivables held for investment within Net Cash Provided by Investing Activities.

•During the three months ended March 31, 2021, the Company reported $82 million as Proceeds from sales of and collections on retail installment contracts held for sale within Net Cash Provided by Operating Activities that should have been reported as Collections on finance receivables held for investment within Net Cash Provided by Investing Activities.
The impact of the above two errors on the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021
	As Reported(1)	Corrections	As Restated
Originations and purchases of receivables held for sale	$(1,173,287)	$1,173,287	$—
Proceeds from sales of and collections on retail installment contracts held for sale	1,415,460	(81,506)	1,333,954
Net cash provided by operating activities	$2,061,117	$1,091,781	$3,152,898

Originations and purchases of portfolios on finance receivables held for investment	$(3,319,515)	$(1,173,287)	$(4,492,802)
Collections on finance receivables held for investment	3,528,938	81,506	3,610,444
Net cash provided by investing activities	$1,398,432	$(1,091,781)	$306,651

(1) - Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2021 filed on April 29, 2021.
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

	Three Months Ended March 31,
	2021	2020
	(Dollar amounts in thousands)
	As Restated - Note 1
Net cash provided by operating activities	$3,152,898	$1,395,116
Net cash provided by (used in) investing activities	306,651	(1,542,427)
Net cash provided by (used in) financing activities	(2,750,162)	474,816
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $1.8 billion from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to the sale of the personal loan portfolio and an increase in proceeds on receivables held for sale.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $1.8 billion from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to $1.8 billion increase in proceeds from sales of retail installment contracts held for sale, originated as held for investment.
Net Cash Used in Financing Activities
Net cash used in financing activities increased by $3.2 billion from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to decrease in payments for notes payable of $3.6 billion; offset by $0.5 billion increase of shares repurchased primarily due to tender offer program, which expired on February 27, 2020.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021 (the “Evaluation Date”). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statement of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of designing and maintaining effective controls to verify the proper classification of loan activities related to finance receivables held for sale and finance receivables held for investment within the SCF. This material weakness resulted in material misstatements to the classification of cash flows associated with finance receivables held for sale and finance receivables held for investment within the SCF, which resulted in the restatement of the Condensed Consolidated Financial Statements as of and for the period ending March 31, 2021. Additionally, this material weakness could result in further misstatements of the classification of cash flows for finance receivables held for sale and finance receivables held for investment that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

Our remediation plan includes enhancing the documentation and review process around identification and tracking of the classification of loans at origination; and enhancing the review controls, and supporting documentation related to the nature and classification of finance receivables held for sale and finance receivables held for investment cash flows between operating activities and investing activities in the SCF.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Name: Mahesh Aditya
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mahesh Aditya	President and Chief Executive Officer	March 3, 2022
Mahesh Aditya	(Principal Executive Officer)
/s/ Fahmi Karam	Chief Financial Officer	March 3, 2022
Fahmi Karam	(Principal Financial and Accounting Officer)