Form 10-Q/A
period 2021-06-30
Santander Consumer USA Holdings Inc.
filed 2022-03-04
CIK 1580608

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

EXPLANATORY NOTE

Santander Consumer USA Holdings Inc. ("SC" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2021 (the "Form 10-Q/A").

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as originally filed with the Securities and Exchange Commission (the "SEC") on July 30, 2021 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2021, to make corrections to the Condensed Consolidated Statements of Cash Flows in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors for the classification of certain loan activities related to finance receivables held for sale and finance receivables held for investment within the Condensed Consolidated Statements of Cash Flows. Further explanation regarding the restatement is set forth in Note 1 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A.

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

SANTANDER CONSUMER USA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
	As Restated - Note 1
Cash flows from operating activities:
Net income (loss)	$1,799,857	$(100,665)
Adjustments to reconcile net income to net cash provided by operating activities
Derivative mark to market	(1,348)	9,708
Credit loss expense	(127,542)	1,769,783
Depreciation, amortization and accretion	842,017	1,226,945
Originations and purchases of receivables held for sale	—	(1,637,194)
Proceeds from sales of and collections on retail installment contracts held for sale (a)	1,341,393	63,587
Investment losses, net	12,298	211,008
Stock-based compensation	7,756	5,150
Deferred tax expense/(benefit)	450,403	(34,812)
Net change in:
Revolving personal loans	34,247	(25,598)
Other assets	152,170	(175,220)
Other liabilities	241,575	(120,587)
Net cash provided by operating activities	4,752,826	1,192,105
Cash flows from investing activities:
Originations and purchases of portfolios on finance receivables held for investment	(10,384,909)	(7,335,524)
Collections on finance receivables held for investment	7,906,425	6,010,706
Proceeds from sales of retail installment contracts held for sale, originated as held for investment (b)	2,086,562	512,286
Leased vehicles purchased	(4,280,352)	(3,022,996)
Proceeds from sale of leased vehicles	3,590,432	1,757,528
Manufacturer and Dealer Incentives	100,832	209,659
Change in revolving personal loans, net	31,121	54,159
Proceeds from repayments and maturities of available-for-sale securities	5,000	—
Purchases of held-to-maturity investment securities	—	(24,040)
Proceeds from repayments and maturities of held-to-maturity securities	20,130	698
Purchases of furniture and equipment	(8,801)	(14,874)
Sales of furniture and equipment	1,378	1
Net cash used in investing activities	(932,182)	(1,852,397)
Cash flows from financing activities:
Proceeds from borrowings and other debt obligations, net of debt issuance costs - $4,065,000 and $7,815,000 from affiliates, respectively	20,395,876	23,961,221
Payments on borrowings and other debt obligations - $(4,615,000) and $(4,265,000) to affiliates, respectively	(23,353,083)	(22,531,448)
Proceeds from stock option exercises, gross	517	409
Shares repurchased	(9,475)	(552,453)
Dividends paid	(201,988)	(145,273)
Net cash provided by (used in) financing activities	(3,168,153)	732,456

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
	As Restated Note 1
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
Correction of Errors

Subsequent to the issuance of the Company's June 30, 2021, Consolidated Financial Statements, errors were identified in the historical Consolidated Statement of Cash Flows for the six months ended June 30, 2021. Accordingly, the Company has restated the unaudited interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021, to reflect the error corrections.

•During the six months ended June 30, 2021, the Company reported $1,163 million of Originations and purchases of receivables held for sale within Net Cash Provided by Operating Activities that should have been reported as Originations and purchases of portfolios on finance receivables held for investment within Net Cash Provided by Investing Activities.

•During the six months ended June 30, 2021, the Company reported $227 million as Proceeds from sales of and collections on retail installment contracts held for sale within Net Cash Provided by Operating Activities that should have been reported as Collections on finance receivables held for investment within Net Cash Provided by Investing Activities.

The impact of the above two errors on the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2021 is as follows:

	Six months ended June 30, 2021
	As Reported(1)	Corrections	As Restated
Originations and purchases of receivables held for sale	(1,162,802)	1,162,802	—
Proceeds from sales of and collections on retail installment contracts held for sale	1,568,407	(227,014)	1,341,393
Net cash provided by operating activities	3,817,038	935,788	4,752,826
			—
Originations and purchases of portfolios on finance receivables held for investment	(9,211,622)	(1,173,287)	(10,384,909)
Collections on finance receivables held for investment	7,668,926	237,499	7,906,425
Net cash provided by investing activities	3,606	(935,788)	(932,182)

(1) - Originally reported amounts included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2021 filed on July 30, 2021.
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

	Six Months Ended June 30,
	2021	2020
	(Dollar amounts in thousands)
	As Restated - Note 1
Net cash provided by operating activities	$4,752,826	$1,192,105
Net cash provided by (used in) investing activities	(932,182)	(1,852,397)
Net cash provided by (used in) financing activities	(3,168,153)	732,456
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $3.6 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to the sale of the personal loan portfolio and an increase in proceeds on receivables held for sale.
Net Cash Provided by Investing Activities
Net cash used in investing activities decreased by $0.9 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to $3.5 billion increase in collections and proceeds on sale of finance receivables held for investment, and $0.6 billion increase in proceeds from sale of leased vehicles net of purchases, offset by a $3.0 billion increase in Originations and purchases of portfolios on finance receivables held for investment
Net Cash Used in Financing Activities
Net cash used in financing activities increased by $3.9 billion from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to decrease in payments for notes payable of $4.4 billion; offset by $0.5 billion increase of shares repurchased primarily due to tender offer program, which expired on February 27, 2020.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021 (the “Evaluation Date”). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statement of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of designing and maintaining effective controls to verify the proper classification of loan activities related to finance receivables held for sale and finance receivables held for investment within the SCF. This material weakness resulted in material misstatements to the classification of cash flows associated with finance receivables held for sale and finance receivables held for investment within the SCF, which resulted in the restatement of the Condensed Consolidated Financial Statements as of and for the period ending March 31, and June 30, 2021. Additionally, this material weakness could result in further misstatements of the classification of cash flows for finance receivables held for sale and finance receivables held for investment that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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